Form 10-Q
period 2013-03-31
LINCOLN NATIONAL CORP
filed 2013-05-02
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q
______________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013
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

As of April 29, 2013, there were 268,461,779 shares of the registrant’s common stock outstanding.

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2013 – $74,078; 2012 – $72,718)	$82,711	$82,036
Variable interest entities' fixed maturity securities (amortized cost: 2013 – $679; 2012 – $677)	708	708
Equity securities (cost: 2013 – $131; 2012 – $137)	148	157
Trading securities	2,528	2,554
Mortgage loans on real estate	7,057	7,029
Real estate	65	65
Policy loans	2,727	2,766
Derivative investments	2,268	2,652
Other investments	1,073	1,098
Total investments	99,285	99,065
Cash and invested cash	3,107	4,230
Deferred acquisition costs and value of business acquired	6,936	6,667
Premiums and fees receivable	440	380
Accrued investment income	1,078	1,015
Reinsurance recoverables	6,489	6,449
Funds withheld reinsurance assets	798	837
Goodwill	2,273	2,273
Other assets	2,569	2,580
Separate account assets	101,366	95,373
Total assets	$224,341	$218,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$19,149	$19,780
Other contract holder funds	72,760	72,218
Short-term debt	706	200
Long-term debt	4,889	5,439
Reinsurance related embedded derivatives	199	215
Funds withheld reinsurance liabilities	926	940
Deferred gain on business sold through reinsurance	301	319
Payables for collateral on investments	4,107	4,181
Variable interest entities' liabilities	83	92
Other liabilities	4,993	5,139
Separate account liabilities	101,366	95,373
Total liabilities	209,479	203,896

Contingencies and Commitments (See Note 8)

Stockholders' Equity
Preferred stock – 10,000,000 shares authorized; Series A – 9,532 shares issued and outstanding as of March 31, 2013, and December 31, 2012	-	-
Common stock – 800,000,000 shares authorized; 268,457,558 and 271,402,586 shares issued and outstanding as of March 31, 2013, and December 31, 2012, respectively	7,043	7,121
Retained earnings	4,238	4,044
Accumulated other comprehensive income (loss)	3,581	3,808
Total stockholders' equity	14,862	14,973
Total liabilities and stockholders' equity	$224,341	$218,869

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2013	2012
Revenues
Insurance premiums	$654	$589
Insurance fees	958	903
Net investment income	1,150	1,166
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(20)	(97)
Portion of loss recognized in other comprehensive income	6	50
Net other-than-temporary impairment losses on securities recognized in earnings	(14)	(47)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(40)	(38)
Total realized gain (loss)	(54)	(85)
Amortization of deferred gain on business sold through reinsurance	19	19
Other revenues and fees	117	118
Total revenues	2,844	2,710
Expenses
Interest credited	622	625
Benefits	958	853
Commissions and other expenses	895	856
Interest and debt expense	64	68
Total expenses	2,539	2,402
Income (loss) from continuing operations before taxes	305	308
Federal income tax expense (benefit)	66	64
Income (loss) from continuing operations	239	244
Income (loss) from discontinued operations, net of federal income taxes	-	(1)
Net income (loss)	239	243
Other comprehensive income (loss), net of tax	(227)	(57)
Comprehensive income (loss)	$12	$186

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$0.89	$0.84
Income (loss) from discontinued operations	-	-
Net income (loss)	$0.89	$0.84

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$0.86	$0.82
Income (loss) from discontinued operations	-	-
Net income (loss)	$0.86	$0.82

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2013	2012

Common Stock
Balance as of beginning-of-year	$7,121	$7,590
Stock compensation/issued for benefit plans	10	8
Retirement of common stock/cancellation of shares	(88)	(150)
Balance as of end-of-period	7,043	7,448

Retained Earnings
Balance as of beginning-of-year	4,044	2,831
Net income (loss)	239	243
Retirement of common stock	(12)	-
Dividends declared: Common (2013 – $0.120; 2012 – $0.080)	(33)	(23)
Balance as of end-of-period	4,238	3,051

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,808	2,680
Other comprehensive income (loss), net of tax	(227)	(57)
Balance as of end-of-period	3,581	2,623
Total stockholders' equity as of end-of-period	$14,862	$13,122

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$239	$243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net of amortization	(77)	(44)
Trading securities purchases, sales and maturities, net	12	15
Change in premiums and fees receivable	(60)	(29)
Change in accrued investment income	(63)	(45)
Change in future contract benefits and other contract holder funds	(203)	(144)
Change in reinsurance related assets and liabilities	(112)	(2)
Change in federal income tax accruals	66	187
Realized (gain) loss	54	85
Amortization of deferred gain on business sold through reinsurance	(19)	(19)
(Gain) loss on disposal of discontinued operations	-	1
Other	(88)	34
Net cash provided by (used in) operating activities	(251)	282

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,194)	(2,497)
Sales of available-for-sale securities	189	185
Maturities of available-for-sale securities	1,882	1,341
Purchases of other investments	(629)	(830)
Sales or maturities of other investments	573	780
Increase (decrease) in payables for collateral on investments	(74)	(858)
Other	(36)	(34)
Net cash provided by (used in) investing activities	(1,289)	(1,913)

Cash Flows from Financing Activities
Issuance of long-term debt, net of issuance costs	-	298
Deposits of fixed account values, including the fixed portion of variable	2,517	2,391
Withdrawals of fixed account values, including the fixed portion of variable	(1,281)	(1,320)
Transfers to and from separate accounts, net	(684)	(556)
Common stock issued for benefit plans and excess tax benefits	(2)	(3)
Repurchase of common stock	(100)	(150)
Dividends paid to common and preferred stockholders	(33)	(23)
Net cash provided by (used in) financing activities	417	637

Net increase (decrease) in cash and invested cash, including discontinued operations	(1,123)	(994)
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,230	4,510
Cash and invested cash, including discontinued operations, as of end-of-period	$3,107	$3,516

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 13 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit universal life, term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2012 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.  All material intercompany accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

Balance Sheet Topic

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), and in January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).  For a more detailed description of ASU 2011-11 and ASU 2013-01, see “Future Adoption of New Accounting Standards – Balance Sheet Topic” in Note 2 of our 2012 Form 10-K.  We adopted the disclosure requirements of ASU 2011-11, after considering the scope clarification in ASU 2013-01, as of January 1, 2013, and have included the required disclosures for all comparative periods in Note 5 of this quarterly report on Form 10-Q.

Comprehensive Income Topic

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires enhanced reporting of such amounts either on the face of the financial statements or in the notes to the financial statements.  For a more detailed description of ASU 2013-02, see “Future Adoption of New Accounting Standards – Comprehensive Income Topic” in Note 2 of our 2012 Form 10-K.  We adopted the disclosure requirements in ASU 2013-02 as of January 1, 2013, and have elected to provide the required disclosure in the notes to our consolidated financial statements.  We have prospectively included the required disclosures in Note 9 of this quarterly report on Form 10-Q.

3.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

See Note 4 in our 2012 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of March 31, 2013:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BB-	Ba2
Current rating of underlying collateral pool	Aa1-B3	Aaa-Caa2
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of March 31, 2013:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	-%	2.1%	7.0%	1.4%	-%	-%	-%	10.5%
Telecommunications	-%	-%	5.5%	4.5%	-%	0.5%	-%	10.5%
Oil and gas	0.3%	2.1%	1.0%	4.6%	-%	-%	-%	8.0%
Utilities	-%	-%	2.6%	2.2%	-%	-%	-%	4.8%
Chemicals and plastics	-%	-%	2.3%	1.2%	0.3%	-%	-%	3.8%
Drugs	0.3%	2.2%	1.2%	-%	-%	-%	-%	3.7%
Retailers (except food and drug)	-%	-%	2.1%	0.9%	0.5%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.7%	1.2%	1.3%	-%	-%	-%	3.2%
Conglomerates	-%	2.3%	0.9%	-%	-%	-%	-%	3.2%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other	-%	4.5%	15.4%	17.4%	4.6%	0.3%	0.3%	42.5%
Total	0.6%	13.9%	42.2%	35.4%	6.8%	0.8%	0.3%	100.0%

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2013			As of December 31, 2012
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loan	N/A	$-	$599	N/A	$-	$598
U.S. government bonds	N/A	-	109	N/A	-	110
Excess mortality swap	1	100	-	1	100	-
Total assets (1)	1	$100	$708	1	$100	$708

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$113	2	$600	$129
Contingent forwards	2	-	-	2	-	(1)
Total non-qualifying hedges	4	600	113	4	600	128
Federal income tax	N/A	-	(30)	N/A	-	(36)
Total liabilities (2)	4	$600	$83	4	$600	$92

(1)	Reported in VIEs’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities for these VIEs, see Note 4.

As described more fully in Note 1 of our 2012 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of March 31, 2013.

The gains (losses) for our consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Non-Qualifying Hedges
Credit default swaps	$15	$71
Contingent forwards	-	(2)
Total non-qualifying hedges (1)	$15	$69

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2012 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

We invest in certain limited partnerships that operate qualified affordable housing projects that we have concluded are VIEs.  We receive returns from the limited partnerships in the form of income tax credits which are guaranteed by creditworthy third parties, and our exposure to loss is limited to the capital we invest in the limited partnership.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the limited partnerships.  Our maximum exposure to loss was $86 million and $92 million as of March 31, 2013, and December 31, 2012, respectively.

4.  Investments

AFS Securities

Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards CodificationTM (“ASC”), we have categorized AFS securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in Note 1 in our 2012 Form 10-K, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2013
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$62,030	$7,574	$238	$92	$69,274
U.S. government bonds	381	51	-	-	432
Foreign government bonds	546	80	-	-	626
Residential mortgage-backed securities (“RMBS”)	5,200	429	-	43	5,586
Commercial mortgage-backed securities ("CMBS")	926	61	14	17	956
Collateralized debt obligations (“CDOs”)	181	1	2	7	173
State and municipal bonds	3,625	810	5	-	4,430
Hybrid and redeemable preferred securities	1,189	113	68	-	1,234
VIEs' fixed maturity securities	679	29	-	-	708
Total fixed maturity securities	74,757	9,148	327	159	83,419
Equity securities	131	19	2	-	148
Total AFS securities	$74,888	$9,167	$329	$159	$83,567

	As of December 31, 2012
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$60,124	$8,219	$219	$108	$68,016
U.S. government bonds	383	59	-	-	442
Foreign government bonds	562	92	-	-	654
RMBS	5,763	471	3	60	6,171
CMBS	970	68	16	19	1,003
CDOs	189	2	3	8	180
State and municipal bonds	3,546	814	7	-	4,353
Hybrid and redeemable preferred securities	1,181	106	70	-	1,217
VIEs' fixed maturity securities	677	31	-	-	708
Total fixed maturity securities	73,395	9,862	318	195	82,744
Equity securities	137	22	2	-	157
Total AFS securities	$73,532	$9,884	$320	$195	$82,901

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2013, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,468	$2,518
Due after one year through five years	12,878	14,081
Due after five years through ten years	25,137	27,924
Due after ten years	27,967	32,181
Subtotal	68,450	76,704
Mortgage-backed securities (“MBS”)	6,126	6,542
CDOs	181	173
Total fixed maturity AFS securities	$74,757	$83,419

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2013
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$4,005	$186	$802	$144	$4,807	$330
RMBS	350	27	161	16	511	43
CMBS	29	14	65	17	94	31
CDOs	9	7	51	2	60	9
State and municipal bonds	63	1	26	4	89	5
Hybrid and redeemable preferred securities	66	1	278	67	344	68
Total fixed maturity securities	4,522	236	1,383	250	5,905	486
Equity securities	7	2	-	-	7	2
Total AFS securities	$4,529	$238	$1,383	$250	$5,912	$488

Total number of AFS securities in an unrealized loss position						663

	As of December 31, 2012
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,853	$145	$934	$182	$3,787	$327
RMBS	272	39	199	24	471	63
CMBS	66	16	113	19	179	35
CDOs	10	8	53	3	63	11
State and municipal bonds	64	1	24	6	88	7
Hybrid and redeemable preferred securities	71	3	293	67	364	70
Total fixed maturity securities	3,336	212	1,616	301	4,952	513
Equity securities	7	2	-	-	7	2
Total AFS securities	$3,343	$214	$1,616	$301	$4,959	$515

Total number of AFS securities in an unrealized loss position						626

For information regarding our investments in VIEs, see Note 3.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2012 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of March 31, 2013
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,107	$956	$151
AFS securities backed by pools of commercial mortgages	148	109	39
Total	$1,255	$1,065	$190

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,022	$872	$150
AFS securities backed by pools of commercial mortgages	44	33	11
Total	$1,066	$905	$161

	As of December 31, 2012
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,181	$980	$201
AFS securities backed by pools of commercial mortgages	236	192	44
Total	$1,417	$1,172	$245

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,173	$972	$201
AFS securities backed by pools of commercial mortgages	56	40	16
Total	$1,229	$1,012	$217

For the three months ended March 31, 2013 and 2012, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $16 million and $21 million, pre-tax, respectively, and before associated amortization expense for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), of which $(33) million and $(21) million, respectively, was recognized in OCI and $17 million and $42 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2013
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities	(1)
Less than six months	$46	$22	$3	16
Twelve months or greater	357	143	106	118
Total	$403	$165	$109	134

	As of December 31, 2012
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities	(1)
Less than six months	$34	$9	$1	14
Nine months or greater, but less than twelve months	15	10	-	3
Twelve months or greater	395	179	128	131
Total	$444	$198	$129	148

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased $27 million for the three months ended March 31, 2013.  As discussed further below, we believe the unrealized loss position as of March 31, 2013, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of March 31, 2013, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2013, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of March 31, 2013, the unrealized losses associated with our MBS and CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model which incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily-impaired security.

As of March 31, 2013, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Balance as of beginning-of-period	$424	$390
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	1	34
Credit losses on securities for which an OTTI was previously recognized	16	23
Decreases attributable to:
Securities sold	(4)	(37)
Balance as of end-of-period	$437	$410

During the three months ended March 31, 2013 and 2012, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of March 31, 2013
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$290	$9	$86	$213	$108
RMBS	630	25	28	627	234
CMBS	38	3	14	27	95
Total	$958	$37	$128	$867	$437

	As of December 31, 2012
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$299	$4	$98	$205	$104
RMBS	636	22	40	618	227
CMBS	41	1	16	26	93
Total	$976	$27	$154	$849	$424

Mortgage Loans on Real Estate

See Note 1 in our 2012 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 32% of mortgage loans on real estate as of March 31, 2013, and December 31, 2012.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	March 31,	December 31,
	2013	2012
Current	$7,047	$7,011
60 to 90 days past due	8	8
Greater than 90 days past due	3	24
Valuation allowance associated with impaired mortgage loans on real estate	(8)	(21)
Unamortized premium (discount)	7	7
Total carrying value	$7,057	$7,029

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2013	2012
Number of impaired mortgage loans on real estate	6	10

Principal balance of impaired mortgage loans on real estate	$46	$75
Valuation allowance associated with impaired mortgage loans on real estate	(8)	(21)
Carrying value of impaired mortgage loans on real estate	$38	$54

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Average carrying value for impaired mortgage loans on real estate	$46	$64
Interest income recognized on impaired mortgage loans on real estate	1	-
Interest income collected on impaired mortgage loans on real estate	1	-

As described in Note 1 in our 2012 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of March 31, 2013			As of December 31, 2012
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
Loan-to-Value	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$5,738	81.3%	1.69	$5,677	80.6%	1.68
65% to 74%	877	12.4%	1.39	897	12.7%	1.39
75% to 100%	389	5.5%	0.82	386	5.5%	0.84
Greater than 100%	54	0.8%	0.80	83	1.2%	0.66
Total mortgage loans on real estate	$7,058	100.0%		$7,043	100.0%

Alternative Investments

As of March 31, 2013, and December 31, 2012, alternative investments included investments in 100 and 98 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Fixed maturity AFS securities:
Gross gains	$7	$5
Gross losses	(19)	(63)
Equity AFS securities:
Gross gains	6	1
Gain (loss) on other investments	(1)	7
Associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	(7)	2
Total realized gain (loss) related to certain investments	$(14)	$(48)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(3)	$(19)
RMBS	(11)	(18)
CMBS	(2)	(20)
CDOs	(1)	-
Gross OTTI recognized in net income (loss)	(17)	(57)
Associated amortization of DAC, VOBA, DSI and DFEL	3	10
Net OTTI recognized in net income (loss), pre-tax	$(14)	$(47)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$7	$58
Change in DAC, VOBA, DSI and DFEL	(1)	(8)
Net portion of OTTI recognized in OCI, pre-tax	$6	$50

Determination of Credit Losses on Corporate Bonds and CDOs

As of March 31, 2013, and December 31, 2012, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2013, and December 31, 2012, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2013, and December 31, 2012, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.9 billion and $3.0 billion, respectively, and a fair value of $2.9 billion.  As of March 31, 2013, and December 31, 2012, 93% of the fair value of our CDO portfolio was rated investment grade.  As of March 31, 2013, and December 31, 2012, the portion of our CDO portfolio rated below investment grade had an amortized cost of $19 million and $21 million, respectively, and fair value of $12 million and $13 million, respectively. Based upon the analysis discussed above, we believed as of March 31, 2013, and December 31, 2012, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the three months ended March 31, 2013 and 2012, the recovery as a percentage of amortized cost was 98% and 92% for corporate bonds, respectively, and 94% and 0% for CDOs, respectively.

Determination of Credit Losses on MBS

As of March 31, 2013, and December 31, 2012, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

We use certain available loan characteristics such as lien status, loan sizes and occupancy to estimate the loss severity of loans.  Second lien loans are assigned 100% severity, if defaulted.  For first lien loans, we assume a minimum of 30% severity with higher severity assumed for investor properties and further adjusted by housing price assumptions. With the default rate timing curve and loan-level severity, we derive the future expected credit losses.

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of March 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$1,992	$1,992	$2,567	$2,567
Securities pledged under securities lending agreements (2)	199	192	197	189
Securities pledged under reverse repurchase agreements (3)	280	293	280	294
Securities pledged for Term Asset-Backed Securities Loan Facility ("TALF") (4)	36	51	37	52
Investments pledged for Federal Home Loan Bank of Indianapolis ("FHLBI") (5)	1,600	2,764	1,100	1,936
Total payables for collateral on investments	$4,107	$5,292	$4,181	$5,038

(1)
We obtain collateral based upon contractual provisions with our counterparties.  These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash.  See Note 5 for details about maximum collateral potentially required to post on our credit default swaps.

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

For information related to balance sheet offsetting of our securities lending and reverse repurchase agreements see Note 5.

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Three
	Months Ended
	March 31,
	2013	2012
Collateral payable held for derivative investments	$(575)	$(848)
Securities pledged under securities lending agreements	2	-
Securities pledged for TALF	(1)	(10)
Investments pledged for FHLBI	500	-
Total increase (decrease) in payables for collateral on investments	$(74)	$(858)

Investment Commitments

As of March 31, 2013, our investment commitments were $888 million, which included $369 million of limited partnerships (“LPs”), $372 million of private placement securities and $147 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of March 31, 2013, and December 31, 2012, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $3.4 billion and $3.8 billion, respectively, or 3% and 4% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.1 billion and $2.2 billion, respectively, or 2% of our invested assets portfolio.  These investments are included in corporate bonds in the tables above.

As of March 31, 2013, and December 31, 2012, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $8.8 billion and $8.7 billion, respectively, or 9% of our invested assets portfolio, and our investment securities in the banking industry with a fair value of $5.0 billion, or 5% of our invested assets portfolio.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

5.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  See Note 1 in our 2012 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2012 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy, which information is incorporated herein by reference.  See Note 12 for additional disclosures related to the fair value of our derivative instruments and Note 3 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2013			As of December 31, 2012
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,094	$487	$197	$3,214	$462	$224
Foreign currency contracts (1)	532	46	22	420	39	26
Total cash flow hedges	3,626	533	219	3,634	501	250
Fair value hedges:
Interest rate contracts (1)	875	227	-	875	269	-
Non-Qualifying Hedges
Interest rate contracts (1)	43,609	845	466	36,539	1,042	475
Foreign currency contracts (1)	230	-	-	48	-	-
Equity market contracts (1)	19,993	1,417	69	19,857	1,734	170
Equity collar (1)	9	-	-	9	1	-
Credit contracts (2)	148	-	10	148	-	11
Embedded derivatives:
Indexed annuity contracts (3)	-	-	853	-	-	732
Guaranteed living benefit reserves (“GLB”) (3)	-	-	199	-	-	909
Reinsurance related (4)	-	-	199	-	-	215
Total derivative instruments	$68,490	$3,022	$2,015	$61,110	$3,547	$2,762

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2013
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$3,174	$20,682	$12,917	$9,592	$1,213	$47,578
Foreign currency contracts (2)	255	180	200	127	-	762
Equity market contracts	10,707	4,049	5,224	21	1	20,002
Credit contracts	-	148	-	-	-	148
Total derivative instruments with notional amounts	$14,136	$25,059	$18,341	$9,740	$1,214	$68,490

(1)	As of March 31, 2013, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.
(2)	As of March 31, 2013, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2028.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$163	$119
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	34	(40)
Foreign currency contracts	13	(3)
Fair value hedges:
Interest rate contracts	1	1
Change in foreign currency exchange rate adjustment	11	(9)
Change in DAC, VOBA, DSI and DFEL	2	4
Income tax benefit (expense)	(22)	15
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(5)	(6)
Foreign currency contracts (1)	2	2
Fair value hedges:
Interest rate contracts (2)	1	1
Associated amortization of DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	-	1
Balance as of end-of-year	$203	$89

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(6)	$(7)
Foreign currency contracts (1)	2	2
Total cash flow hedges	(4)	(5)
Fair value hedges:
Interest rate contracts (2)	9	12
Non-Qualifying Hedges
Interest rate contracts (3)	(178)	(416)
Foreign currency contracts (3)	(10)	(4)
Equity market contracts (3)	(534)	(815)
Equity market contracts (4)	12	14
Credit contracts (3)	(1)	(3)
Embedded derivatives:
Indexed annuity contracts (3)	(130)	104
GLB reserves (3)	710	1,153
Reinsurance related (3)	16	10
Total derivative instruments	$(110)	$50

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Gain (loss) recognized as a component of OCI with the offset to net investment income	$(4)	$(4)

As of March 31, 2013, $22 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the three months ended March 31, 2013 and 2012, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Gain (loss) recognized as a component of OCI with the offset to interest expense	$1	$1

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of March 31, 2013
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(4)	$68
3/20/2017 (3)	(4)	(5)	BBB-	4	(7)	81
				7	$(11)	$149

As of December 31, 2012
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(4)	$68
3/20/2017 (3)	(4)	(5)	BBB-	4	(7)	81
				7	$(11)	$149

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to a counter-party of the consolidated VIEs discussed in Note 4 in our 2012 Form 10-K.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions), are as follows:

	As of	As of
	March 31,	December 31,
	2013	2012
Maximum potential payout	$149	$149
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$149	$149

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $10 million as of March 31, 2013, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2013, the NPR adjustment was $3 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2013, our exposure was $67 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2013		As of December 31, 2012
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA	$36	$-	$41	$-
AA-	44	-	58	-
A+	508	-	605	-
A	621	(55)	770	(68)
A-	1,021	-	1,214	-
BBB	16	-	4	-
	$2,246	$(55)	$2,692	$(68)

Balance Sheet Offsetting

Information related to our derivative instruments, securities lending transactions and reverse repurchase agreements and the effects of offsetting on our Consolidated Balance Sheets (in millions) were as follows:

	As of March 31, 2013
			Securities
			Lending and
		Embedded	Reverse
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$3,022	$-	$-	$3,022
Gross amounts offset	(754)	-	-	(754)
Net amount of assets	2,268	-	-	2,268
Gross amounts not offset:
Cash collateral received	(2,191)	-	-	(2,191)
Net amount	$77	$-	$-	$77

Financial Liabilities
Gross amount of recognized liabilities	$764	$1,251	$2,115	$4,130
Gross amounts offset	(754)	-	-	(754)
Net amount of liabilities	10	1,251	2,115	3,376
Gross amounts not offset:
Financial instruments	-	-	(2,115)	(2,115)
Net amount	$10	$1,251	$-	$1,261

	As of December 31, 2012
			Securities
			Lending and
		Embedded	Reverse
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$3,547	$-	$-	$3,547
Gross amounts offset	(895)	-	-	(895)
Net amount of assets	2,652	-	-	2,652
Gross amounts not offset:
Cash collateral received	(2,624)	-	-	(2,624)
Net amount	$28	$-	$-	$28

Financial Liabilities
Gross amount of recognized liabilities	$906	$1,856	$1,614	$4,376
Gross amounts offset	(895)	-	-	(895)
Net amount of liabilities	11	1,856	1,614	3,481
Gross amounts not offset:
Financial instruments	-	-	(1,614)	(1,614)
Net amount	$11	$1,856	$-	$1,867

6.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 22% and 21% for the three months ended March 31, 2013 and 2012, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	March 31,	December 31,
	2013	2012
Return of Net Deposits
Total account value	$67,661	$63,478
Net amount at risk (1)	251	392
Average attained age of contract holders	60 years	60 years
Minimum Return
Total account value	$150	$149
Net amount at risk (1)	32	37
Average attained age of contract holders	73 years	73 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$23,868	$23,019
Net amount at risk (1)	795	1,133
Average attained age of contract holders	68 years	67 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing March 31, 2013, to December 31, 2012, was attributable primarily to the increase in the equity markets during the first three months of 2013.

The determination of GDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience.  The following summarizes the balances of and changes in the liabilities for GDBs (in millions), which were recorded in future contract benefits on our Consolidated Balance Sheets:

	For the Three
	Months Ended
	March 31,
	2013	2012
Balance as of beginning-of-period	$104	$84
Changes in reserves	(4)	(17)
Benefits paid	(7)	(12)
Balance as of end-of-period	$93	$55

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2013	2012
Asset Type
Domestic equity	$40,750	$37,899
International equity	15,633	14,850
Bonds	22,125	21,174
Money market	8,356	7,747
Total	$86,864	$81,670

Percent of total variable annuity separate account values	98%	98%

Future contract benefits also includes reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 28% of total life insurance in-force reserves as of March 31, 2013, and 18% of total sales for these products for the three months ended March 31, 2013.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2013.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial position.

See Note 13 to the consolidated financial statements in our 2012 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Series A Preferred Stock
Balance as of beginning-of-period	9,532	10,072
Conversion of convertible preferred stock (1)	-	(440)
Balance as of end-of-period	9,532	9,632

Common Stock
Balance as of beginning-of-period	271,402,586	291,319,222
Conversion of convertible preferred stock (1)	-	7,040
Stock compensation/issued for benefit plans	427,429	104,197
Retirement/cancellation of shares	(3,372,457)	(6,018,156)
Balance as of end-of-period	268,457,558	285,412,303

Common Stock as of End-of-Period
Assuming conversion of preferred stock	268,610,070	285,566,415
Diluted basis	277,230,360	292,953,914

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Weighted-average shares, as used in basic calculation	270,265,766	289,055,925
Shares to cover exercise of outstanding warrants	10,150,108	10,150,271
Shares to cover conversion of preferred stock	152,512	154,499
Shares to cover non-vested stock	1,282,721	1,010,689
Average stock options outstanding during the period	1,726,615	601,284
Assumed acquisition of shares with assumed proceeds from exercising outstanding warrants	(3,630,023)	(4,634,542)
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the period)	(1,272,272)	(413,777)
Shares repurchaseable from measured but unrecognized stock option expense	(83,328)	(14,681)
Weighted-average shares, as used in diluted calculation	278,592,099	295,909,668

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share ("EPS"), such options will be shown in the table above.

The income used in the calculation of our diluted EPS is our net income (loss) reduced by preferred stock dividends.

Accumulated OCI ("AOCI")

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Three
	Months Ended
	March 31,
	2013	2012
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$4,066	$2,947
Unrealized holding gains (losses) arising during the year	(732)	(109)
Change in foreign currency exchange rate adjustment	(13)	10
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	286	76
Income tax benefit (expense)	161	(27)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(6)	(57)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	2
Income tax benefit (expense)	5	19
Balance as of end-of-period	$3,777	$2,933
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(107)	$(109)
(Increases) attributable to:
Gross OTTI recognized in OCI during the year	(7)	(58)
Change in DAC, VOBA, DSI and DFEL	1	8
Income tax benefit (expense)	2	18
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	43	39
Change in DAC, VOBA, DSI and DFEL	(5)	(4)
Income tax benefit (expense)	(14)	(12)
Balance as of end-of-period	$(87)	$(118)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$163	$119
Unrealized holding gains (losses) arising during the year	48	(42)
Change in foreign currency exchange rate adjustment	11	(9)
Change in DAC, VOBA, DSI and DFEL	2	4
Income tax benefit (expense)	(22)	15
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(2)	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	-	1
Balance as of end-of-period	$203	$89
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(4)	$1
Foreign currency translation adjustment arising during the year	(3)	(5)
Income tax benefit (expense)	1	2
Balance as of end-of-period	$(6)	$(2)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(310)	$(278)
Adjustment arising during the year	6	(2)
Income tax benefit (expense)	(2)	1
Balance as of end-of-period	$(306)	$(279)

The following summarizes the reclassifications out of AOCI (in millions) for the three months ended March 31, 2013, and the affected line item in the Consolidated Statements of Comprehensive Income (Loss):

Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(6)	Total realized gain (loss)
Change in DAC, VOBA, DSI, and DFEL	(8)	Total realized gain (loss)
Reclassification before income tax benefit (expense)	(14)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$(9)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$43	Total realized gain (loss)
Change in DAC, VOBA, DSI, and DFEL	(5)	Total realized gain (loss)
Reclassification before income tax benefit (expense)	38	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(14)	Federal income tax expense (benefit)
Reclassification, net of income tax	$24	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(5)	Net investment income
Interest rate contracts	1	Interest and debt expense
Foreign currency contracts	2	Net investment income
Total gross reclassifications	(2)
Change in DAC, VOBA, DSI, and DFEL	1	Commissions and other expenses
Reclassifications before income tax benefit (expense)	(1)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$(1)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Total realized gain (loss) related to certain investments (1)	$(14)	$(48)
Realized gain (loss) on the mark-to-market on certain instruments (2)	9	58
Indexed annuity and universal life net derivative results: (3)
Gross gain (loss)	(8)	22
Associated amortization of DAC, VOBA, DSI and DFEL	2	(6)
Variable annuity net derivatives results: (4)
Gross gain (loss)	(50)	(133)
Associated amortization of DAC, VOBA, DSI and DFEL	7	22
Total realized gain (loss)	$(54)	$(85)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

(3)
Represents the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and universal life products along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

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

LNC stock-based awards granted were as follows:

For the
Three
Months
Ended
March 31,
2013
Awards
10-year LNC stock options	1,019,968
Performance shares	260,114
SARs	112,990
RSUs	550,164
Non-employee:
Agent stock options	82,075
Director stock options	58,720
Director RSUs	10,104

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$82,711	$82,711	$82,036	$82,036
VIEs' fixed maturity securities	708	708	708	708
Equity securities	148	148	157	157
Trading securities	2,528	2,528	2,554	2,554
Mortgage loans on real estate	7,057	7,675	7,029	7,704
Derivative investments	2,268	2,268	2,652	2,652
Other investments	1,073	1,073	1,098	1,098
Cash and invested cash	3,107	3,107	4,230	4,230
Separate account assets	101,366	101,366	95,373	95,373

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(853)	(853)	(732)	(732)
GLB reserves embedded derivatives	(199)	(199)	(909)	(909)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(861)	(861)	(867)	(867)
Account values of certain investment contracts	(28,759)	(32,359)	(28,540)	(32,688)
Short-term debt (1)	(706)	(723)	(200)	(204)
Long-term debt	(4,889)	(5,387)	(5,439)	(5,824)
Reinsurance related embedded derivatives	(199)	(199)	(215)	(215)
VIEs' liabilities – derivative instruments	(113)	(113)	(128)	(128)
Other liabilities – credit default swaps	(10)	(10)	(11)	(11)

(1)	The difference between the carrying value and fair value of short-term debt as of March 31, 2013, and December 31, 2012, related to current maturities of long-term debt.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2013, and December 31, 2012, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2013, or December 31, 2012, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of our 2012 Form 10-K:

	As of March 31, 2013
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$64	$67,385	$1,825	$69,274
U.S. government bonds	403	29	-	432
Foreign government bonds	-	550	76	626
RMBS	-	5,585	1	5,586
CMBS	-	929	27	956
CDOs	-	24	149	173
State and municipal bonds	-	4,398	32	4,430
Hybrid and redeemable preferred securities	48	1,084	102	1,234
VIEs' fixed maturity securities	109	599	-	708
Equity AFS securities	11	27	110	148
Trading securities	-	2,474	54	2,528
Derivative investments	-	433	1,835	2,268
Cash and invested cash	-	3,107	-	3,107
Separate account assets	1,646	99,720	-	101,366
Total assets	$2,281	$186,344	$4,211	$192,836

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(853)	$(853)
GLB reserves embedded derivatives	-	-	(199)	(199)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(199)	-	(199)
VIEs' liabilities – derivative instruments	-	-	(113)	(113)
Other liabilities – credit default swaps	-	-	(10)	(10)
Total liabilities	$-	$(1,402)	$(1,175)	$(2,577)

	As of December 31, 2012
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$65	$66,446	$1,505	$68,016
U.S. government bonds	411	30	1	442
Foreign government bonds	-	608	46	654
RMBS	-	6,168	3	6,171
CMBS	-	976	27	1,003
CDOs	-	26	154	180
State and municipal bonds	-	4,321	32	4,353
Hybrid and redeemable preferred securities	30	1,069	118	1,217
VIEs' fixed maturity securities	110	598	-	708
Equity AFS securities	44	26	87	157
Trading securities	2	2,496	56	2,554
Derivative investments	-	626	2,026	2,652
Cash and invested cash	-	4,230	-	4,230
Separate account assets	1,519	93,854	-	95,373
Total assets	$2,181	$181,474	$4,055	$187,710

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(732)	$(732)
GLB reserves embedded derivatives	-	-	(909)	(909)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(215)	-	(215)
VIEs' liabilities – derivative instruments	-	-	(128)	(128)
Other liabilities – credit default swaps	-	-	(11)	(11)
Total liabilities	$-	$(1,418)	$(1,780)	$(3,198)

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2013
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,505	$-	$12	$156	$152	$1,825
U.S. government bonds	1	-	-	(1)	-	-
Foreign government bonds	46	-	-	30	-	76
RMBS	3	-	-	(2)	-	1
CMBS	27	(1)	2	(1)	-	27
CDOs	154	(1)	2	(6)	-	149
State and municipal bonds	32	-	-	-	-	32
Hybrid and redeemable preferred securities	118	-	5	-	(21)	102
Equity AFS securities	87	-	2	21	-	110
Trading securities	56	1	(2)	(1)	-	54
Derivative investments	2,026	(258)	40	27	-	1,835
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(732)	(130)	-	9	-	(853)
GLB reserves embedded derivatives	(909)	710	-	-	-	(199)
VIEs' liabilities – derivative instruments (5)	(128)	15	-	-	-	(113)
Other liabilities – credit default swaps (6)	(11)	1	-	-	-	(10)
Total, net	$2,275	$337	$61	$232	$131	$3,036

	For the Three Months Ended March 31, 2012
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,888	$(14)	$-	$174	$(116)	$1,932
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	97	-	2	-	-	99
RMBS	158	(3)	3	(5)	(55)	98
CMBS	34	(3)	8	(7)	-	32
CDOs	102	-	4	(4)	-	102
Hybrid and redeemable preferred securities	100	-	5	-	11	116
Equity AFS securities	56	-	5	-	-	61
Trading securities	68	1	-	(1)	-	68
Derivative investments	2,470	(520)	(88)	175	-	2,037
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(399)	(104)	-	23	-	(480)
GLB reserves embedded derivatives	(2,217)	1,153	-	-	-	(1,064)
VIEs' liabilities – derivative instruments (5)	(291)	70	-	-	-	(221)
Other liabilities – credit default swaps (6)	(16)	6	-	-	-	(10)
Total, net	$2,051	$586	$(61)	$355	$(160)	$2,771

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

The following provides the components of the items included in issuances, sales, maturities, settlements, calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$183	$(2)	$(4)	$(15)	$(6)	$156
U.S. Government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	30	-	-	-	-	30
RMBS	-	-	-	(2)	-	(2)
CMBS	-	-	-	(1)	-	(1)
CDOs	-	-	-	(6)	-	(6)
Equity AFS securities	25	(4)	-	-	-	21
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	32	53	(58)	-	-	27
Future contract benefits:
Indexed annuity contracts embedded derivatives	(19)	-	-	28	-	9
Total, net	$251	$47	$(62)	$2	$(6)	$232

	For the Three Months Ended March 31, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$231	$(26)	$-	$(29)	$(2)	$174
RMBS	-	-	-	(5)	-	(5)
CMBS	-	-	-	(7)	-	(7)
CDOs	-	-	-	(4)	-	(4)
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	209	15	(49)	-	-	175
Future contract benefits:
Indexed annuity contracts embedded derivatives	(9)	-	-	32	-	23
Total, net	$431	$(11)	$(49)	$(14)	$(2)	$355

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2013	2012
Investments: (1)
Derivative investments	$(197)	$(520)
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	(23)	21
GLB reserves embedded derivatives	761	1,183
VIEs' liabilities – derivative instruments (1)	15	70
Other liabilities – credit default swaps (2)	1	6
Total, net	$557	$760

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months			For the Three Months
	Ended March 31, 2013			Ended March 31, 2012
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$158	$(6)	$152	$150	$(266)	$(116)
RMBS	-	-	-	-	(55)	(55)
Hybrid and redeemable preferred securities	5	(26)	(21)	20	(9)	11
Total, net	$163	$(32)	$131	$170	$(330)	$(160)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2013 and 2012, our corporate bonds and RMBS transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three months ended March 31, 2013 and 2012, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2013:

	Fair	Valuation	Significant
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading securities:
Corporate bonds	$1,061	Discounted cash flow	Liquidity/duration adjustment (1)	0.5% - 13.9%
Foreign government bonds	76	Discounted cash flow	Liquidity/duration adjustment (1)	2.3% - 4.2%
Hybrid and redeemable preferred stock	21	Discounted cash flow	Liquidity/duration adjustment (1)	2.1% - 2.5%
Equity AFS and trading securities	14	Discounted cash flow	Liquidity/duration adjustment (1)	4.3% - 4.5%

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(853)	Discounted cash flow	Lapse rate (2)	1.0% - 15.0%
			Mortality rate (3)	(7)
GLB reserves embedded derivatives	(199)	Monte Carlo simulation	Long-term lapse rate (2)	1.0% - 27.0%
			Utilization of guaranteed
			withdrawal (4)	90.0% - 100.0%
			NPR (5)	0.00% - 0.53%
			Mortality rate (3)	(7)
			Volatility (6)	1.0% - 35.0%

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

(3)	The mortality rate input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.
(4)	The utilization of guaranteed withdrawals input represents the estimated percentage of contract holders that utilize the guaranteed withdrawal feature.
(5)	The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.
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
•
GLB reserves embedded derivatives – An increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement.  An increase in the utilization of guarantee withdrawal or volatility inputs would result in an increase in the fair value measurement.

For each category discussed above, the unobservable inputs are not inter-related; therefore, a directional change in one input will not affect the other inputs.

As part of our on-going valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” in Note 1 of our 2012 Form 10-K.

13.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 22 of our 2012 Form 10-K for a brief description of these segments and Other Operations.

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

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012
Revenues
Operating revenues:
Annuities	$777	$731
Retirement Plan Services	260	252
Life Insurance	1,245	1,227
Group Protection	550	504
Other Operations	102	106
Excluded realized gain (loss), pre-tax	(91)	(112)
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	1	1
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	1
Total revenues	$2,844	$2,710

	For the Three
	Months Ended
	March 31,
	2013	2012
Net Income (Loss)
Income (loss) from operations:
Annuities	$159	$137
Retirement Plan Services	35	35
Life Insurance	112	139
Group Protection	14	16
Other Operations	(35)	(34)
Excluded realized gain (loss), after-tax	(60)	(73)
Income (expense) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	-	1
Benefit ratio unlocking, after-tax	14	23
Income (loss) from continuing operations, after-tax	239	244
Income (loss) from discontinued operations, after-tax	-	(1)
Net income (loss)	$239	$243

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2013, compared with December 31, 2012, and the results of operations for the three months ended March 31, 2013, compared with the corresponding period in 2012 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and our current reports on Form 8-K filed in 2013.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Financial information that follows is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  See Note 1 in our 2012 Form 10-K for a discussion of GAAP.

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

•	Inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others;
•	Interruption in telecommunication, information technology or other operational systems or failure to safeguard the confidentiality or privacy of sensitive data on such systems;
•	The effect of acquisitions and divestitures, restructurings, product withdrawals and other unusual items;
•	The adequacy and collectability of reinsurance that we have purchased;
•	Acts of terrorism, a pandemic, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;
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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit universal life, term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2012 Form 10-K.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Our current market conditions, significant operational matters, industry trends, issues and outlook are described in “Introduction – Executive Summary” of our 2012 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.
Critical Accounting Policies and Estimates

The MD&A included in our 2012 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2012 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2012 Form 10-K.

DAC, VOBA, DSI and DFEL

Reversion to the Mean (“RTM”)

As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our RTM process, as discussed in our 2012 Form 10-K.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 14% followed by growth going forward of 8% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of March 31, 2013, we would have recorded a favorable unlocking of approximately $260 million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $25 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2013:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third party pricing services	$635	$72,113	$-	$72,748
Priced by independent broker quotations	-	-	3,039	3,039
Priced by matrices	-	11,404	-	11,404
Priced by other methods (1)	-	-	1,172	1,172
Total	$635	$83,517	$4,211	$88,363

Percent of total	1%	94%	5%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2012 Form 10-K and Note 12 herein.

As of March 31, 2013, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of March 31, 2013, we used broker quotes for 61 securities as our final price source, representing approximately 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Form 10-K.

Guaranteed Living Benefits (“GLB”)

Within our individual annuity business, approximately 71% of our variable annuity account values contained GLB features as of March 31, 2013.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of March 31, 2013 and 2012, 6% and 10%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2013 and 2012, was $415 million and $548 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

For information about acquisitions and divestitures, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Dispositions” and Note 3 in our 2012 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$159	$137	16%
Retirement Plan Services	35	35	0%
Life Insurance	112	139	-19%
Group Protection	14	16	-13%
Other Operations	(35)	(34)	-3%
Excluded realized gain (loss), after-tax	(60)	(73)	18%
Income (expense) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	-	1	-100%
Benefit ratio unlocking, after-tax	14	23	-39%
Income (loss) from continuing operations, after-tax	239	244	-2%
Income (loss) from discontinued operations, after-tax	-	(1)	100%
Net income (loss)	$239	$243	-2%

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Deposits
Annuities	$3,219	$2,480	30%
Retirement Plan Services	1,667	1,511	10%
Life Insurance	1,240	1,159	7%
Total deposits	$6,126	$5,150	19%

Net Flows
Annuities	$885	$293	202%
Retirement Plan Services	344	212	62%
Life Insurance	848	741	14%
Total net flows	$2,077	$1,246	67%

	As of March 31,
	2013	2012	Change
Account Values
Annuities	$101,414	$91,668	11%
Retirement Plan Services	46,442	42,020	11%
Life Insurance	38,018	36,008	6%
Total account values	$185,874	$169,696	10%

Comparison of the Three Months Ended March 31, 2013 to 2012

Net income decreased due primarily to the following:

•	Higher death claims;
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates; and
•	Less favorable investment income on alternative investments.

The decrease in net income was partially offset by the growth in account values, insurance in force and group earned premiums.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Operating Revenues
Insurance premiums (1)	$33	$17	94%
Insurance fees	369	325	14%
Net investment income	257	272	-6%
Operating realized gain (loss)	31	27	15%
Other revenues and fees (2)	87	90	-3%
Total operating revenues	777	731	6%
Operating Expenses
Interest credited	153	171	-11%
Benefits	65	45	44%
Commissions and other expenses	365	353	3%
Total operating expenses	583	569	2%
Income (loss) from operations before taxes	194	162	20%
Federal income tax expense (benefit)	35	25	40%
Income (loss) from operations	$159	$137	16%

(1)	Includes primarily our single-premium immediate annuities (“SPIA”), which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2013 to 2012

Income from operations for this segment increased due primarily to higher insurance fees driven by higher average daily variable account values (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values).

The increase in income from operations was partially offset by higher commissions and other expenses due to higher account values driving higher trail commissions.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  We continue to monitor the marketplace and economic environment and make changes to our product offerings as needed to sustain the future profitability of our segment.  In 2012, these changes included the introduction of the suite of Protected Funds riders, the introduction of additional Protected Strategies funds, reductions to withdrawal rates for several guaranteed withdrawal benefit (“GWB”) riders, closure of the bonus share class variable annuity contracts, and targeted commission reductions for certain fixed indexed annuity products.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8% for the three months ended March 31, 2013 and 2012.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein.  For information on the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2012 Form 10-K.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain (loss), see “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Insurance Fees
Mortality, expense and other assessments	$364	$320	14%
Surrender charges	5	6	-17%
DFEL:
Deferrals	(5)	(6)	17%
Amortization, net of interest, excluding unlocking	5	5	0%
Total insurance fees	$369	$325	14%

	As of or For the Three
	Months Ended
	March 31,
	2013	2012	Change
Account Value Information
Variable annuity deposits (1)	$2,157	$1,472	47%
Increases (decreases) in variable annuity account values:
Net flows (1)	333	(166)	NM
Change in market value (1)	3,715	5,544	-33%
Transfers to the variable portion of variable annuity products from the fixed portion of variable annuity products	762	671	14%
Variable annuity account values (1)	80,312	71,059	13%
Average daily variable annuity account values (1)	78,489	69,003	14%
Average daily S&P 500	1,514.89	1,346.25	13%

(1)	Excludes the fixed portion of variable.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and the equity markets.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Insurance fees include charges on both our variable and fixed annuity products, but exclude the attributed fees on our GLB products; see “Part II – Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2012 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$227	$240	-5%
Commercial mortgage loan prepayment and bond make-whole premiums (1)	4	2	100%
Surplus investments (2)	26	30	-13%
Total net investment income	$257	$272	-6%

Interest Credited
Amount provided to contract holders	$144	$168	-14%
DSI deferrals	(2)	(9)	78%
Interest credited before DSI amortization	142	159	-11%
DSI amortization, excluding unlocking	11	12	-8%
Total interest credited	$153	$171	-11%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2013	2012	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	4.66%	4.93%	(27)
Commercial mortgage loan prepayment and bond make-whole premiums	0.09%	0.04%	5
Net investment income yield on reserves	4.75%	4.97%	(22)
Interest rate credited to contract holders	2.77%	3.15%	(38)
Interest rate spread	1.98%	1.82%	16

	As of or For the Three
	Months Ended
	March 31,
	2013	2012	Change
Other Information
Fixed annuity deposits (1)	$1,062	$1,008	5%
Increases (decreases) in fixed annuity account values:
Net flows (1)	552	459	20%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	(762)	(671)	-14%
Reinvested interest credited (1)	278	270	3%
Fixed annuity account values (1)	21,102	20,609	2%
Average fixed account values (1)	21,056	20,534	3%
Average invested assets on reserves	19,479	19,522	0%

(1)	Includes the fixed portion of variable.

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

Benefits

Benefits for this segment include changes in reserves of immediate annuity account values driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking.  In addition, see footnote 1 under the "Income (Loss) from Operations" table above for a discussion of the increase in benefits.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change

Commissions and Other Expenses
Commissions:
Deferrable	$142	$110	29%
Non-deferrable	87	73	19%
General and administrative expenses	95	98	-3%
Inter-segment reimbursement associated with reserve financing and LOC expenses (1)	1	-	NM
Taxes, licenses and fees	10	8	25%
Total expenses incurred, excluding broker-dealer	335	289	16%
DAC deferrals	(163)	(124)	-31%
Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	172	165	4%
DAC and VOBA amortization, net of interest:
Unlocking	2	-	NM
Amortization, net of interest, excluding unlocking	103	98	5%
Broker-dealer expenses incurred	88	90	-2%
Total commissions and other expenses	$365	$353	3%

DAC Deferrals
As a percentage of sales/deposits	5.1%	5.0%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Operating Revenues
Insurance fees	$56	$52	8%
Net investment income	202	197	3%
Other revenues and fees (1)	2	3	-33%
Total operating revenues	260	252	3%
Operating Expenses
Interest credited	117	111	5%
Commissions and other expenses	95	94	1%
Total operating expenses	212	205	3%
Income (loss) from operations before taxes	48	47	2%
Federal income tax expense (benefit)	13	12	8%
Income (loss) from operations	$35	$35	0%

(1)	Consists primarily of mutual fund account program fees for mid to large employers.

Comparison of the Three Months Ended March 31, 2013 to 2012

Income from operations for this segment remained flat due primarily to the following:

•	Higher insurance fees driven by higher average daily account values (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values);
entirely offset by:
•	Higher commissions and other expenses due to higher account values driving higher trail commissions; and
•	Lower net investment income, net of interest credited, driven by:
▪	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates;
partially offset by:
▪	Higher average fixed account values (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and
▪	Higher prepayment and bond make-whole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for more information).

Additional Information

We expect to continue making strategic investments during 2013 to improve our infrastructure and expand distribution that will result in higher expenses.

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year, and we expect this trend will continue during 2013.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 12% for the three months ended March 31, 2013, compared to 13% for the corresponding period in 2012.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 35% and 39% as of March 31, 2013 and 2012, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein.  For information on the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2012 Form 10-K.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Insurance Fees
Annuity expense assessments	$46	$45	2%
Mutual fund fees	9	7	29%
Total expense assessments	55	52	6%
Surrender charges	1	-	NM
Total insurance fees	$56	$52	8%

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$7,001	$6,167	14%
Gross deposits	407	418	-3%
Withdrawals and deaths	(409)	(412)	1%
Net flows	(2)	6	NM
Transfers between fixed and variable accounts	(14)	(11)	-27%
Investment increase and change in market value	388	479	-19%
Balance as of end-of-period	$7,373	$6,641	11%

Total Mid – Large Segment:
Balance as of beginning-of-period	$21,050	$17,435	21%
Gross deposits	1,099	920	19%
Withdrawals and deaths	(532)	(505)	-5%
Net flows	567	415	37%
Transfers between fixed and variable accounts	13	(2)	NM
Investment increase and change in market value	1,146	1,351	-15%
Balance as of end-of-period	$22,776	$19,199	19%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$15,880	$15,531	2%
Gross deposits	161	173	-7%
Withdrawals and deaths	(382)	(382)	-
Net flows	(221)	(209)	-6%
Investment increase and change in market value	634	858	-26%
Balance as of end-of-period	$16,293	$16,180	1%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$43,931	$39,133	12%
Gross deposits	1,667	1,511	10%
Withdrawals and deaths	(1,323)	(1,299)	-2%
Net flows	344	212	62%
Transfers between fixed and variable accounts	(1)	(13)	92%
Investment increase and change in market value	2,168	2,688	-19%
Balance as of end-of-period (1)	$46,442	$42,020	11%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three
	Months Ended
	March 31,
	2013	2012	Change
Account Value Information
Variable annuity deposits (1)	$437	$468	-7%
Increases (decreases) in variable annuity account values:
Net flows (1)	(86)	(104)	17%
Change in market value (1)	930	1,258	-26%
Transfers from the variable portion of variable annuity products to the fixed portion of variable annuity products	(78)	(62)	-26%
Variable annuity account values (1)	14,233	13,959	2%
Average daily variable annuity account values (1)	13,970	13,589	3%
Average daily S&P 500	1,514.89	1,346.25	13%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$184	$182	1%
Commercial mortgage loan prepayment and bond make-whole premiums (1)	4	1	300%
Surplus investments (2)	14	14	0%
Total net investment income	$202	$197	3%

Interest Credited	$117	$111	5%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2013	2012	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.02%	5.35%	(33)
Commercial mortgage loan prepayment and bond make-whole premiums	0.10%	0.04%	6
Net investment income yield on reserves	5.12%	5.39%	(27)
Interest rate credited to contract holders	3.14%	3.22%	(8)
Interest rate spread	1.98%	2.17%	(19)

	As of or For the Three
	Months Ended
	March 31,
	2013	2012	Change
Other Information
Fixed annuity deposits (1)	$443	$370	20%
Increases (decreases) in fixed annuity account values:
Net flows (1)	(13)	(35)	63%
Transfers to the fixed portion of variable annuity products from the variable portion of variable annuity products	78	62	26%
Reinvested interest credited (1)	113	110	3%
Fixed annuity account values (1)	14,896	13,820	8%
Average fixed account values (1)	14,809	13,723	8%
Average invested assets on reserves	14,755	13,591	9%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Commissions and Other Expenses
Commissions:
Deferrable	$4	$5	-20%
Non-deferrable	14	13	8%
General and administrative expenses	72	71	1%
Taxes, licenses and fees	5	5	0%
Total expenses incurred	95	94	1%
DAC deferrals	(9)	(10)	10%
Total expenses recognized before amortization	86	84	2%
DAC and VOBA amortization, net of interest, excluding unlocking	9	10	-10%
Total commissions and other expenses	$95	$94	1%

DAC Deferrals
As a percentage of annuity sales/deposits	1.0%	1.2%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.  Distribution expenses associated with the sale of mutual fund products are expensed as incurred.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Operating Revenues
Insurance premiums	$113	$109	4%
Insurance fees	533	524	2%
Net investment income	585	588	-1%
Operating realized gain (loss)	6	-	NM
Other revenues and fees	8	6	33%
Total operating revenues	1,245	1,227	1%
Operating Expenses
Interest credited	324	312	4%
Benefits	505	469	8%
Commissions and other expenses	249	239	4%
Total operating expenses	1,078	1,020	6%
Income (loss) from operations before taxes	167	207	-19%
Federal income tax expense (benefit)	55	68	-19%
Income (loss) from operations	$112	$139	-19%

Comparison of the Three Months Ended March 31, 2013 to 2012

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits due to higher death claims;
•	Lower net investment income, net of interest credited, driven by:
▪	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by lower interest crediting rates; and
▪	Lower investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for more information);
partially offset by:
▪	Growth in business in force; and
•	Higher commissions and other expenses attributable primarily to the effect of favorable unlocking during 2012.

The decrease in income from operations was partially offset by higher insurance fees due to growth in business in force.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”), respectively.  On September 12, 2012, the National Association of Insurance Commissioners (“NAIC”) adopted revisions to AG38.  Effective as of December 31, 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, are subject to a new minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  The AG38 revisions did not have a material impact on our total in-force reserves as of December 31, 2012.  Reserves on new business written after December 31, 2012, are calculated using a modified formulaic approach.  This new approach will result in higher reserves that will exceed expected economic levels, which will increase the surplus strain related to new sales.  However, our insurance subsidiaries are employing strategies to reduce the surplus strain of holding the higher statutory reserves associated with term products and UL products containing secondary guarantees.  As noted below, we have been successful in executing reinsurance solutions to release surplus to Other Operations.  We will continue to manage our present reinsurance solutions and enter into new solutions to minimize the strain on our surplus.

Included in the LOCs issued as of March 31, 2013, was approximately $2.6 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  For UL products containing secondary guarantees, there were approximately $75 million of such LOCs issued which will expire in 2015 and $1.7 billion which will expire in 2031.  Approximately $855 million of such LOCs were issued for term business that will expire in 2023.  We have also used the proceeds from senior note issuances of approximately $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market alternatives lower the capital effect of term and UL products containing secondary guarantees.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures are not available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2012 Form 10-K for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

We expect to manage the effects of spreads on near-term income from operations through portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.

For information on interest rate spreads, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein.  For information on the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2012 Form 10-K.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant effect on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.  However, we face conditions in the marketplace as discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Current Market Conditions” in our 2012 Form 10-K that may continue to challenge our sales volume in 2013.  For example, we are implementing pricing changes to our products that reflect the current low interest rate environment that we believe will lower our sales volumes and could potentially reduce our market share until competitive conditions change.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain (loss), see “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Insurance Fees
Mortality assessments	$332	$334	-1%
Expense assessments	213	205	4%
Surrender charges	16	23	-30%
DFEL:
Deferrals	(77)	(83)	7%
Amortization, net of interest:
Unlocking	-	(6)	100%
Amortization, net of interest, excluding unlocking	49	51	-4%
Total insurance fees	$533	$524	2%

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Sales by Product
UL:
Excluding MoneyGuard®	$40	$47	-15%
MoneyGuard®	45	41	10%
Total UL	85	88	-3%
VUL	23	10	130%
COLI and BOLI	26	11	136%
Term	16	13	23%
Total sales	$150	$122	23%

Net Flows
Deposits	$1,240	$1,159	7%
Withdrawals and deaths	(392)	(418)	6%
Net flows	$848	$741	14%

Contract holder assessments	$828	$805	3%

	As of March 31,
	2013	2012	Change
Account Values
UL	$29,727	$28,341	5%
VUL	6,032	5,376	12%
Interest-sensitive whole life	2,259	2,291	-1%
Total account values	$38,018	$36,008	6%

In-Force Face Amount
UL and other	$311,588	$307,957	1%
Term insurance	282,463	272,006	4%
Total in-force face amount	$594,051	$579,963	2%

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

UL products with secondary guarantees represented approximately 18% of sales for the three months ended March 31, 2013, as compared to approximately 30% for the corresponding period in 2012.  Changes in the marketplace and continuing efforts to increase sales of higher return in a low interest rate environment products are resulting in a shift in our business mix to products like VUL, indexed UL and term that are not primarily focused upon secondary guarantees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$553	$540	2%
Commercial mortgage loan prepayment and bond make-whole premiums (1)	3	2	50%
Alternative investments (2)	-	15	-100%
Surplus investments (3)	29	31	-6%
Total net investment income	$585	$588	-1%
Interest Credited	$324	$312	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2013	2012	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.53%	5.77%	(24)
Commercial mortgage loan prepayment and bond make-whole premiums	0.03%	0.02%	1
Alternative investments	0.00%	0.17%	(17)
Net investment income yield on reserves	5.56%	5.96%	(40)
Interest rate credited to contract holders	3.98%	3.97%	1
Interest rate spread	1.58%	1.99%	(41)
Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.58%	5.73%	(15)
Commercial mortgage loan prepayment and bond make-whole premiums	0.05%	0.00%	5
Alternative investments	0.00%	0.01%	(1)
Net investment income yield on reserves	5.63%	5.74%	(11)

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$35,498	$33,271	7%
Account values - universal and whole life	32,391	31,210	4%
Attributable to traditional products:
Invested assets on reserves	4,452	4,283	4%

A portion of the investment income earned for this segment is credited to contract holder accounts.  Statutory reserves will typically grow at a faster rate than account values because of the AG38 reserve requirements.  Invested assets are based upon the statutory reserve liabilities, which can be affected by various reserve adjustments, including financing transactions providing relief from AG38 reserve requirements, and leads to a transfer of invested assets from this segment to Other Operations for use in other corporate purposes.  We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts.  We use our investment income to offset the earnings effect of the associated build of our policy reserves for traditional products.  Commercial mortgage loan prepayments and bond make-whole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Benefits
Death claims direct and assumed	$865	$803	8%
Death claims ceded	(405)	(415)	2%
Reserves released on death	(139)	(106)	-31%
Net death benefits	321	282	14%
Change in secondary guarantee life insurance product reserves:
Unlocking	-	9	-100%
Change in reserves, excluding unlocking	131	119	10%
Other benefits:
Other benefits, excluding unlocking (1)	53	59	-10%
Total benefits	$505	$469	8%
Death claims per $1,000 of in-force	2.17	1.95	11%

(1)	Includes primarily traditional product changes in reserves and dividends.

Benefits for this segment includes claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits includes the change in secondary guarantee life insurance product reserves.  The reserve for secondary guarantees is affected by changes in expected future trends of expense assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2012 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Commissions and Other Expenses
Commissions	$139	$130	7%
General and administrative expenses	114	123	-7%
Expenses associated with reserve financing	18	16	13%
Taxes, licenses and fees	36	34	6%
Total expenses incurred	307	303	1%
DAC and VOBA deferrals	(157)	(145)	-8%
Total expenses recognized before amortization	150	158	-5%
DAC and VOBA amortization, net of interest:
Unlocking	-	(33)	100%
Amortization, net of interest, excluding unlocking	98	113	-13%
Other intangible amortization	1	1	0%
Total commissions and other expenses	$249	$239	4%
DAC and VOBA Deferrals
As a percentage of sales	104.7%	118.9%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Operating Revenues
Insurance premiums	$508	$463	10%
Net investment income	39	38	3%
Other revenues and fees	3	3	0%
Total operating revenues	550	504	9%
Operating Expenses
Interest credited	1	1	0%
Benefits	384	350	10%
Commissions and other expenses	143	128	12%
Total operating expenses	528	479	10%
Income (loss) from operations before taxes	22	25	-12%
Federal income tax expense (benefit)	8	9	-11%
Income (loss) from operations	$14	$16	-13%

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Income (Loss) from Operations by Product Line
Life	$(1)	$2	NM
Disability	14	14	0%
Dental	-	(1)	100%
Total non-medical	13	15	-13%
Medical	1	1	0%
Income (loss) from operations	$14	$16	-13%

Comparison of the Three Months Ended March 31, 2013 to 2012

Income from operations for this segment decreased due primarily to higher commissions and other expenses attributable to strategic investments in sales and distribution processes and technology platforms as well as an increase in business and higher than expected mortality experience within our life business.

The decrease in income from operations was partially offset by growth in insurance premiums driven by normal, organic business growth in our non-medical products.

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  During the first quarter of 2013, our total non-medical loss ratio of 74.8% was above our long-term expectation of 71% to 74% due primarily to adverse mortality experience on our life business.  Non-medical loss ratios in general are likely to remain at the high end of our long-term expectation of 71% to 74% during 2013.  For every one percent increase in the loss ratio above our expectation, we would expect an approximate annual $11 million to $13 million decrease to income from operations.

We are evaluating the potential effects that health care reform may have on the value and profitability of this segment’s products and income from operations, including, but not limited to, potential changes to traditional sources of income for our brokers who may seek additional portfolio options and/or modification to compensation structures.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in our 2012 Form 10-K.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Insurance Premiums by Product Line
Life	$205	$186	10%
Disability	219	199	10%
Dental	51	46	11%
Total non-medical	475	431	10%
Medical	33	32	3%
Total insurance premiums	$508	$463	10%

Sales	$71	$67	6%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Benefits and Interest Credited by Product Line
Life	$165	$146	13%
Disability	151	139	9%
Dental	39	38	3%
Total non-medical	355	323	10%
Medical	30	28	7%
Total benefits and interest credited	$385	$351	10%

Loss Ratios by Product Line
Life	80.1%	78.2%
Disability	69.1%	70.1%
Dental	77.4%	82.1%
Total non-medical	74.8%	74.9%
Medical	89.3%	87.6%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Commissions and Other Expenses
Commissions	$63	$54	17%
General and administrative expenses	67	61	10%
Taxes, licenses and fees	13	12	8%
Total expenses incurred	143	127	13%
DAC deferrals	(15)	(11)	-36%
Total expenses recognized before amortization	128	116	10%
DAC and VOBA amortization, net of interest	15	12	25%
Total commissions and other expenses	$143	$128	12%

DAC Deferrals
As a percentage of insurance premiums	3.0%	2.4%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized in relation to the revenue of the related contracts.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred.  The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Operating Revenues
Net investment income	$66	$70	-6%
Amortization of deferred gain on business sold through reinsurance	18	18	0%
Media revenues (net)	17	17	0%
Other revenues and fees	1	1	0%
Total operating revenues	102	106	-4%
Operating Expenses
Interest credited	27	31	-13%
Benefits	27	28	-4%
Media expenses	15	16	-6%
Other expenses	25	20	25%
Interest and debt expense	64	68	-6%
Total operating expenses	158	163	-3%
Income (loss) from operations before taxes	(56)	(57)	2%
Federal income tax expense (benefit)	(21)	(23)	9%
Income (loss) from operations	$(35)	$(34)	-3%

Comparison of the Three Months Ended March 31, 2013 to 2012

Loss from operations for Other Operations remained relatively flat due primarily to growth in other expenses driven by an increase in our stock price and its effect on our deferred compensation plans (see “Other Expenses” below for more information), offset by lower interest and debt expense driven by a decline in rates.

Additional Information

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

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

Write-downs for other-than-temporary impairment (“OTTI”) decrease the recorded value of our invested assets owned by our business segments.  These write-downs are not included in the income from operations of our operating segments.  When impairment occurs, assets are transferred to the business segments’ portfolios and will reduce the future net investment income for Other Operations, but should not have an effect on a consolidated basis unless the impairments are related to defaulted securities.  Statutory reserve adjustments for our business segments can also cause allocations of invested assets between the affected segments and Other Operations.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Other Expenses
General and administrative expenses:
Legal	$-	$1	-100%
Branding	3	9	-67%
Other (1)	23	12	92%
Total general and administrative expenses	26	22	18%
Restructuring charges	1	-	NM
Taxes, licenses and fees	1	1	0%
Inter-segment reimbursement associated with reserve financing and LOC expenses (2)	(3)	(3)	0%
Total other expenses	$25	$20	25%

(1)
Includes expenses that are corporate in nature including charitable contributions, amortization of media intangible assets with a definite life, the portion of our deferred compensation plan expense attributable to participants’ selection of LNC stock as the measure for their investment return and other expenses not allocated to our business segments.

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$37	$27	37%
Total excluded realized gain (loss)	(91)	(112)	19%
Total realized gain (loss), pre-tax	$(54)	$(85)	36%

Reconciliation of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(60)	$(73)	18%
Benefit ratio unlocking	14	23	-39%
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$(46)	$(50)	8%

Components of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(10)	$(32)	69%
Gain (loss) on the mark-to-market on certain instruments	6	38	-84%
Variable annuity net derivatives results:
Hedge program performance, including unlocking for GLB reserves hedged	1	19	-95%
GLB non-performance risk (“NPR”) component	(35)	(85)	59%
Total variable annuity net derivatives results	(34)	(66)	48%
Indexed annuity forward-starting option	(8)	10	NM
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$(46)	$(50)	8%
(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended March 31, 2013 to 2012

We had lower realized losses during 2013 as compared to 2012 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•	Lower losses on variable annuity net derivatives results during 2013 attributable to less narrowing of our credit spreads during 2013 resulting in a less unfavorable GLB NPR component;

•
Lower gross realized losses during 2013 related to certain investments originating from asset sales to reposition the investment portfolio (see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below for more information); and

•	General improvement in the credit markets during 2013 leading to a decline in OTTI (see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below for more information).

The lower realized losses during 2013 as compared to 2012 were partially offset by lower realized gains on the mark-to-market on certain instruments during 2013 attributable to less narrowing of spreads on corporate credit default swaps related to our consolidated variable interest entities (“VIEs”).

Operating Realized Gain (Loss)

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2012 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2012 Form 10-K for a discussion on the mark-to-market on certain instruments and Note 3 for information about consolidated variable interest entities.

Variable Annuity Net Derivatives Results

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2012 Form 10-K for a discussion of our variable annuity net derivatives results.

The variable annuity hedge program ended the first quarter of 2013 with assets of $1.2 billion, which were in excess of the estimated liability of $404 million as of March 31, 2013.

As of March 31, 2013, the net effect of the NPR resulted in a $123 million decrease in the liability for our GLB embedded derivative reserves.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
10-year credit default swap (“CDS”) spread	1.86%	2.34%	2.40%	3.48%	2.40%
NPR factor related to 10-year CDS spread	0.19%	0.26%	0.29%	0.45%	0.25%
Unadjusted embedded derivative liability	$200	$975	$1,432	$2,126	$1,093

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of March 31, 2013, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $170 million, pre-DAC and pre-tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of March 31, 2013, then there would have been a favorable effect to net income of approximately $70 million, pre-DAC and pre-tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

Indexed Annuity Forward-Starting Option

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2012 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Investments
AFS securities:
Fixed maturity	$82,711	$82,036	83.3%	82.8%
VIEs' fixed maturity	708	708	0.7%	0.7%
Total fixed maturity	83,419	82,744	84.0%	83.5%
Equity	148	157	0.2%	0.1%
Trading securities	2,528	2,554	2.5%	2.6%
Mortgage loans on real estate	7,057	7,029	7.1%	7.1%
Real estate	65	65	0.1%	0.1%
Policy loans	2,727	2,766	2.7%	2.8%
Derivative investments	2,268	2,652	2.3%	2.7%
Alternative investments	847	869	0.9%	0.9%
Other investments	226	229	0.2%	0.2%
Total investments	$99,285	$99,065	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion on our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Form 10-K.

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

	As of March 31, 2013
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,157	$1,083	$69	$10,171	12.2%
Basic industry	4,220	411	18	4,613	5.5%
Capital goods	4,629	539	18	5,150	6.2%
Communications	3,856	472	15	4,313	5.2%
Consumer cyclical	4,039	431	30	4,440	5.3%
Consumer non-cyclical	9,692	1,309	13	10,988	13.1%
Energy	6,120	790	21	6,889	8.3%
Technology	2,261	214	5	2,470	3.0%
Transportation	1,621	182	1	1,802	2.2%
Industrial other	939	99	-	1,038	1.2%
Utilities	12,195	1,658	29	13,824	16.5%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	2,249	259	-	2,508	3.0%
Non-agency backed	1,129	45	43	1,131	1.4%
Mortgage pass through securities ("MPTS"):
Agency backed	1,821	125	-	1,946	2.3%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	926	61	31	956	1.1%
Asset-backed securities ("ABS"):
CDOs	155	1	1	155	0.2%
Commercial real estate ("CRE") CDOs	26	-	8	18	0.0%
Credit card	669	42	-	711	0.9%
Home equity	748	17	108	657	0.8%
Manufactured housing	67	6	-	73	0.1%
Auto loan	2	-	-	2	0.0%
Other	344	33	-	377	0.5%
Municipals:
Taxable	3,589	807	5	4,391	5.3%
Tax-exempt	36	3	-	39	0.0%
Government and government agencies:
United States	1,363	215	1	1,577	1.9%
Foreign	1,714	233	2	1,945	2.3%
Hybrid and redeemable preferred securities	1,189	113	68	1,234	1.5%
Total fixed maturity AFS securities	74,757	9,148	486	83,419	100.0%
Equity AFS Securities	131	19	2	148
Total AFS securities	74,888	9,167	488	83,567
Trading Securities (1)	2,127	412	11	2,528
Total AFS and trading securities	$77,015	$9,579	$499	$86,095

	As of December 31, 2012
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,216	$1,102	$77	$10,241	12.3%
Basic industry	3,910	459	14	4,355	5.3%
Capital goods	4,650	573	19	5,204	6.3%
Communications	3,695	550	12	4,233	5.1%
Consumer cyclical	3,817	481	30	4,268	5.2%
Consumer non-cyclical	9,250	1,474	3	10,721	13.0%
Energy	5,726	884	4	6,606	8.0%
Technology	2,172	227	7	2,392	2.9%
Transportation	1,540	194	1	1,733	2.1%
Industrial other	1,000	98	1	1,097	1.3%
Utilities	11,874	1,762	19	13,617	16.4%
CMOs:
Agency backed	2,427	274	-	2,701	3.3%
Non-agency backed	1,199	42	63	1,178	1.4%
MPTS:
Agency backed	2,136	155	-	2,291	2.8%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	970	68	35	1,003	1.2%
ABS:
CDOs	161	2	2	161	0.2%
CRE CDOs	28	-	9	19	0.0%
Credit card	668	45	-	713	0.9%
Home equity	775	8	138	645	0.8%
Manufactured housing	70	6	-	76	0.1%
Auto loan	4	-	-	4	0.0%
Other	322	30	-	352	0.4%
Municipals:
Taxable	3,510	810	7	4,313	5.2%
Tax-exempt	36	4	-	40	0.0%
Government and government agencies:
United States	1,408	238	-	1,646	2.0%
Foreign	1,649	270	2	1,917	2.3%
Hybrid and redeemable preferred securities	1,181	106	70	1,217	1.5%
Total fixed maturity AFS securities	73,395	9,862	513	82,744	100.0%
Equity AFS Securities	137	22	2	157
Total AFS securities	73,532	9,884	515	82,901
Trading Securities (1)	2,127	439	12	2,554
Total AFS and trading securities	$75,659	$10,323	$527	$85,455

(1)
Certain of our trading securities support our modified coinsurance arrangements (“Modco”), and the investment results are passed directly to the reinsurers.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2012 Form 10-K for further details.

AFS Securities

In accordance with the AFS accounting guidance, we reflect stockholders’ equity as if unrealized gains and losses were actually recognized, and consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses.  Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, future contract benefits, other contract holder funds and deferred income taxes.  Adjustments to each of these balances are charged or credited to accumulated other comprehensive income (loss) (“AOCI”).  For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business.  Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2013			As of December 31, 2012
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$41,837	$47,832	57.2%	$41,477	$47,913	57.9%
2	Baa	28,980	31,747	38.1%	27,914	30,995	37.5%
Total investment grade securities		70,817	79,579	95.3%	69,391	78,908	95.4%

Below Investment Grade Securities
3	Ba	2,408	2,469	3.0%	2,425	2,468	2.9%
4	B	1,157	1,081	1.3%	1,171	1,070	1.3%
5	Caa and lower	279	225	0.3%	331	246	0.3%
6	In or near default	96	65	0.1%	77	52	0.1%
Total below investment grade securities		3,940	3,840	4.7%	4,004	3,836	4.6%
Total fixed maturity AFS securities		$74,757	$83,419	100.0%	$73,395	$82,744	100.0%

Total securities below investment grade as a percentage of total fixed maturity AFS securities		5.3%	4.6%		5.5%	4.6%

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

We have identified select countries in Europe that are currently experiencing stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain, Hungary, Cyprus and Slovenia.  These countries were identified due to high credit spreads and political and economic uncertainty.  Our exposure was determined by country of risk, defined as the country where the issuer primarily conducts business, unless another company is deemed to have control.  Our investments by country as of March 31, 2013, are presented below (in millions).  We have no exposure to any issuers in Greece, Hungary, Cyprus or Slovenia.

	Amortized Cost				Fair Value
	Sovereign	Financial	Other	Total	Sovereign	Financial	Other	Total
Country
Spain	$-	$-	$293	$293	$-	$-	$321	$321
Ireland	-	7	210	217	-	12	212	224
Italy	3	-	181	184	3	-	197	200
Portugal	-	-	40	40	-	-	40	40
Total	$3	$7	$724	$734	$3	$12	$770	$785

We manage European and other investment risks through our internal investment department and outside asset managers.  The risk management is focused on monitoring spreads, pricing and monitoring of global economic developments.  We have incorporated these risks into our stress testing.

As of March 31, 2013, and December 31, 2012, 75.6% and 68.7%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 4 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities as of March 31, 2013, decreased $27 million.  As more fully described in Note 1 in our 2012 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2013, does not represent OTTI as (i) we do not intend to sell these debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of March 31, 2013, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$94	$31	1 to 40	29	24.8%	15.4%
Hybrid and redeemable preferred securities	344	68	1 to 53	28	N/A	N/A

As provided in the table above, many of the securities in these categories are long-dated with some of the preferred securities being perpetual.  This is purposeful as it matches the long-term nature of our liabilities associated with our life insurance and annuity products.  See “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Form 10-K where we present information related to maturities of securities and the expected cash flows for rate sensitive liabilities and maturities of our holding company debt, which also demonstrates the long-term nature of the cash flows associated with these items.  Because of this relationship, we do not believe it will be necessary to sell these securities before they recover or mature.  For these securities, the estimated range and average period until recovery is the call or maturity period.  It is difficult to predict or project when the securities will recover as it is dependent upon a number of factors including the overall economic climate.  We do not believe it is necessary to impair these securities as long as the expected future cash flows are projected to be sufficient to recover the amortized cost of these securities.

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

As reported on our Consolidated Balance Sheets, we had $102.4 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $85.4 billion as of March 31, 2013.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $76.9 billion, excluding consolidated VIEs in the amount of $708 million, as of March 31, 2013, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2012 Form 10-K and Note 4 for additional discussion.

As of March 31, 2013, and December 31, 2012, the estimated fair value for all private placement securities was $12.3 billion and $12.0 billion, respectively, representing 12% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 3 in this report and Note 4 in our 2012 Form 10-K.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

See “Consolidated Investments – Mortgage-Backed Securities” in our 2012 Form 10-K for a discussion of our MBS.

Our RMBS had a market value of $5.8 billion and an unrealized gain of $401 million, or 7%, as of March 31, 2013.

The market value of AFS securities and trading securities backed by subprime loans was $452 million and represented less than 1% of our total investment portfolio as of March 31, 2013.  AFS securities represented $438 million, or 97%, and trading securities represented $14 million, or 3%, of the subprime exposure as of March 31, 2013.  AFS securities and trading securities rated A or above represented 28% of the subprime investments and $251 million in market value of our subprime investments was backed by loans originating in 2005 and forward as of March 31, 2013.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2013:

	Prime Agency		Prime/ Non-Agency		Alt-A		Subprime		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$4,454	$4,070	$710	$694	$419	$434	$3	$2	$5,586	$5,200
ABS home equity	4	3	-	-	217	234	436	511	657	748
Total by type (1)(2)	$4,458	$4,073	$710	$694	$636	$668	$439	$513	$6,243	$5,948

Rating
AAA	$4,417	$4,037	$1	$1	$-	$-	$19	$19	$4,437	$4,057
AA	28	25	11	11	12	12	25	25	76	73
A	13	11	21	20	28	27	76	76	138	134
BBB	-	-	63	61	46	44	39	39	148	144
BB and below	-	-	614	601	550	585	280	354	1,444	1,540
Total by rating (1)(2)(3)	$4,458	$4,073	$710	$694	$636	$668	$439	$513	$6,243	$5,948

Origination Year
2004 and prior	$849	$765	$137	$134	$202	$214	$192	$214	$1,380	$1,327
2005	641	571	124	131	219	222	177	206	1,161	1,130
2006	167	150	141	131	172	187	69	91	549	559
2007	869	783	308	298	43	45	-	-	1,220	1,126
2008	141	128	-	-	-	-	-	-	141	128
2009	730	676	-	-	-	-	1	2	731	678
2010	661	617	-	-	-	-	-	-	661	617
2011	299	283	-	-	-	-	-	-	299	283
2012	101	100	-	-	-	-	-	-	101	100
Total by origination year (1)(2)	$4,458	$4,073	$710	$694	$636	$668	$439	$513	$6,243	$5,948

Total AFS RMBS as a percentage of total AFS securities									7.5%	7.9%

Total prime/non-agency, Alt-A and subprime as a percentage of total AFS securities									2.1%	2.5%

(1)
Does not include the fair value of trading securities totaling $201 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $201 million in trading securities consisted of $177 million prime, $10 million Alt-A and $14 million subprime.

(2)
Does not include the amortized cost of trading securities totaling $188 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $188 million in trading securities consisted of $163 million prime, $11 million Alt-A and $14 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2013:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$912	$862	$44	$64	$-	$-	$956	$926
CRE CDOs	-	-	-	-	18	26	18	26
Total by type (1)(2)	$912	$862	$44	$64	$18	$26	$974	$952

Rating
AAA	$595	$553	$14	$13	$-	$-	$609	$566
AA	54	51	10	10	-	-	64	61
A	108	98	6	6	-	-	114	104
BBB	79	77	6	6	6	7	91	90
BB and below	76	83	8	29	12	19	96	131
Total by rating (1)(2)(3)	$912	$862	$44	$64	$18	$26	$974	$952

Origination Year
2004 and prior	$274	$268	$23	$23	$3	$3	$300	$294
2005	282	260	20	41	6	7	308	308
2006	136	128	1	-	9	16	146	144
2007	58	52	-	-	-	-	58	52
2010	61	54	-	-	-	-	61	54
2013	101	100	-	-	-	-	101	100
Total by origination year (1)(2)	$912	$862	$44	$64	$18	$26	$974	$952

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							1.2%	1.3%

(1)
Does not include the fair value of trading securities totaling $16 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $16 million in trading securities consisted of $13 million CMBS and $3 million CRE CDOs.

(2)
Does not include the amortized cost of trading securities totaling $16 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $16 million in trading securities consisted of $13 million CMBS and $3 million CRE CDOs.

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

As of March 31, 2013, the amortized cost and fair value of our AFS exposure to Monoline insurers was $590 million and $616 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions) as of March 31, 2013, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$505	8.5%	$623	9.7%	$118	24.1%
ABS	550	9.3%	667	10.4%	117	24.0%
CMOs	496	8.4%	539	8.4%	43	8.8%
CMBS	94	1.6%	125	2.0%	31	6.4%
Retailers	173	2.9%	194	3.0%	21	4.3%
Electric	499	8.4%	519	8.1%	20	4.1%
Independent	403	6.8%	419	6.5%	16	3.3%
Property and casualty insurers	69	1.2%	81	1.3%	12	2.5%
Diversified manufacturing	147	2.5%	158	2.5%	11	2.3%
Industries with unrealized losses less than $10 million	2,976	50.4%	3,075	48.1%	99	20.2%
Total by industry	$5,912	100.0%	$6,400	100.0%	$488	100.0%

Total by industry as a percentage of total AFS securities	7.1%		8.5%		100.0%

As of March 31, 2013, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $754 million and $545 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$7,045	99.8%	$7,009	99.7%
Delinquent and in foreclosure (1)	12	0.2%	20	0.3%
Total mortgage loans on real estate	$7,057	100.0%	$7,029	100.0%

(1)	As of March 31, 2013, and December 31, 2012, there were 4 and 6 mortgage loans on real estate that were delinquent and in foreclosure, respectively.

	As of	As of
	March 31,	December 31,
	2013	2012
By Segment
Annuities	$1,418	$1,390
Retirement Plan Services	1,257	1,243
Life Insurance	3,751	3,737
Group Protection	275	275
Other Operations	356	384
Total mortgage loans on real estate	$7,057	$7,029

As of
March 31,
2013
Allowance for Losses
Balance as of beginning-of-year	$21
Charge-offs, net of recoveries	(13)
Balance as of end-of-period	$8

	As of March 31, 2013			As of March 31, 2013
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,089	29.6%	CA	$1,630	23.1%
Industrial	1,681	23.8%	TX	636	9.0%
Retail	1,587	22.5%	MD	493	7.0%
Apartment	1,301	18.4%	VA	316	4.5%
Mixed use	199	2.8%	NC	300	4.3%
Other commercial	110	1.6%	NY	283	4.0%
Hotel/Motel	90	1.3%	TN	240	3.4%
Total	$7,057	100.0%	FL	235	3.3%
			WA	232	3.3%
Geographic Region			PA	218	3.1%
Pacific	$2,023	28.6%	AZ	214	3.0%
South Atlantic	1,680	23.8%	GA	205	2.9%
East North Central	707	10.0%	OH	204	2.9%
West South Central	654	9.3%	IN	193	2.7%
Middle Atlantic	590	8.4%	NV	170	2.4%
Mountain	552	7.8%	OR	161	2.3%
East South Central	400	5.7%	IL	157	2.2%
West North Central	333	4.7%	MN	149	2.1%
New England	118	1.7%	Other states under 2%	1,021	14.5%
Total	$7,057	100.0%	Total	$7,057	100.0%

	As of March 31, 2013			As of March 31, 2013
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$1,796	25.5%	2013	$217	3.1%
2005	678	9.6%	2014	339	4.8%
2006	605	8.6%	2015	528	7.5%
2007	794	11.2%	2016	487	6.9%
2008	771	10.9%	2017	710	10.0%
2009	144	2.0%	2018 and thereafter	4,777	67.7%
2010	270	3.8%	Total	$7,058	100.0%
2011	886	12.6%
2012	897	12.7%
2013	217	3.1%
Total	$7,058	100.0%

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

As of March 31, 2013, and December 31, 2012, there were 6 and 10 impaired mortgage loans on real estate, respectively, or 1% of the total dollar amount of mortgage loans on real estate.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2013, was $11 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2013, was $1 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2012, was $20 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2012, was $7 million.  See Note 1 in our 2012 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Annuities	$2	$6	-67%
Retirement Plan Services	1	3	-67%
Life Insurance	2	20	-90%
Group Protection	1	2	-50%
Total (1)	$6	$31	-81%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2013, and December 31, 2012, alternative investments included investments in 100 and 98 different partnerships, respectively, and the portfolio represented 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

As discussed in “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments” in our 2012 Form 10-K, we update the carrying value of our alternative investment portfolio whenever audited financial statements of the investees for the preceding year become available.  Net investment income (loss) derived from our consolidated alternative investments by segment (in millions) related to the effect of preceding year audit adjustments recorded during the indicated year at the investee was as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Annuities	$1	$4	-75%
Retirement Plan Services	1	2	-50%
Life Insurance	2	13	-85%
Group Protection	-	2	-100%
Total	$4	$21	-81%

Non-Income Producing Investments

As of March 31, 2013, and December 31, 2012, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $15 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Net Investment Income
Fixed maturity AFS securities	$987	$969	2%
Equity AFS securities	2	1	100%
Trading securities	34	37	-8%
Mortgage loans on real estate	99	101	-2%
Real estate	3	4	-25%
Policy loans	38	46	-17%
Invested cash	1	1	0%
Commercial mortgage loan prepayment and bond make-whole premiums (1)	12	6	100%
Alternative investments (2)	6	31	-81%
Consent fees	1	-	NM
Other investments	(4)	(4)	0%
Investment income	1,179	1,192	-1%
Investment expense	(29)	(26)	-12%
Net investment income	$1,150	$1,166	-1%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2013	2012	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.17%	5.38%	(21)
Commercial mortgage loan prepayment and bond make-whole premiums	0.05%	0.03%	2
Alternative investments	0.03%	0.15%	(12)
Net investment income yield on invested assets	5.25%	5.56%	(31)
	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Average invested assets at amortized cost	$87,690	$83,883	5%

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

The increase in prepayment and make-whole premiums when comparing 2013 to 2012 was attributable primarily to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Fixed maturity AFS securities:
Gross gains	$7	$5	40%
Gross losses	(19)	(63)	70%
Equity AFS securities:
Gross gains	6	1	NM
Gain (loss) on other investments	(1)	7	NM
Associated amortization of DAC, VOBA, DSI, and
DFEL and changes in other contract holder funds	(7)	2	NM
Total realized gain (loss) related to certain investments, pre-tax	$(14)	$(48)	71%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2013 and 2012, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates” in our 2012 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(3)	$(19)	84%
RMBS	(11)	(18)	39%
CMBS	(2)	(20)	90%
CDOs	(1)	-	NM
Gross OTTI recognized in net income (loss)	(17)	(57)
Associated amortization of DAC, VOBA, DSI and DFEL	3	10	-70%
Net OTTI recognized in net income (loss), pre-tax	$(14)	$(47)	70%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$7	$58	-88%
Change in DAC, VOBA, DSI and DFEL	(1)	(8)	88%
Net portion of OTTI recognized in OCI, pre-tax	$6	$50	-88%

The decrease in write-downs for OTTI when comparing the first three months of 2013 to the same period in 2012 was primarily attributable to declines in write-downs for OTTI on corporate bonds and structured holdings.  The improvements of the write-downs for OTTI on our RMBS and CMBS holdings were primarily attributable to gradual recovery in both residential and commercial real estate markets.  The write-downs of our structured holdings are due primarily to idiosyncratic risk that affect individual securities rather than overall market weakness.

The $24 million of impairments taken during the first three months of 2013 were split between $17 million of credit-related impairments and $7 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS holdings primarily as a result of continued weakness within the residential real estate market that affected select RMBS holdings.  The noncredit-related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided (used) cash of $(251) million, which was attributable primarily to timing of cash receipts and payments, and $282 million for the first three months of 2013 and 2012, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first three months of 2013, our payables for collateral on derivative investments decreased by $576 million as steadily rising equity markets and less volatility lowered the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 5.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance Company ("LNL")	$150	$150	0%
Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	13	33	-61%
	$163	$183	-11%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on) stock option exercises and restricted stock	$(4)	$(1)	NM

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Three Months Ended March 31, 2013
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$200	$-	$-	$-	$506	$706

Long-Term Debt
Senior notes	$3,978	$-	$-	$(42)	$(508)	$3,428
Federal Home Loan Bank of
Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	-	1,211
Total long-term debt	$5,439	$-	$-	$(42)	$(508)	$4,889

(1)	Includes non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.
(2)
Consists of a $200 million floating rate loan maturing on July 18, 2013, a $300 million 4.75% fixed rate senior note maturing on January 30, 2014 and a $200 million 4.75% fixed rate senior note maturing on February 15, 2014.

There are no maturing loans within the next two years in addition to those discussed above.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of March 31, 2013, the holding company had available liquidity of $647 million.  Available liquidity consists of cash and cash equivalents, excluding cash held as collateral, investments maturing in one year or less at origination and receivables under the inter-company cash management program, less payables under the inter-company cash management program, payables from purchases of securities not settled as of the balance sheet date and commercial paper outstanding.

For information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12 in our 2012 Form 10-K.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody’s) as of March 31, 2013.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2012 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2012 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2012 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.  The holding company did not borrow from the cash management program during the first quarter of 2013; however, it had an outstanding receivable of $286 million from certain subsidiaries resulting from funds borrowed by the subsidiaries in excess of amounts placed by those subsidiaries in the inter-company cash management account as of March 31, 2013.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of March 31, 2013, our insurance subsidiaries had investments with a carrying value of $2.1 billion out on loan or subject to reverse-repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

Divestitures

For a discussion of our divestitures, see Note 3 in our 2012 Form 10-K.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Common dividends to stockholders	$33	$23	43%
Repurchase of common stock	100	150	-33%
Total cash returned to stockholders	$133	$173	-23%

Number of shares repurchased	3.372	6.018	-44%
Average price per share	$29.67	$24.90	19%

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2013	2012	Change
Debt service (interest paid)	$56	$59	-5%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

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

Interest Rate Risk

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

There were no material changes to our earnings sensitivity analysis disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in our 2012 Form 10-K.

The following provides detail on the percentage differences between the March 31, 2013, interest rates being credited to contract holders based on the first quarter of 2013 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement				%
		Plan	Life			Account
	Annuities	Services	Insurance	(1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$8,480	$9,968	$27,047		$45,495	70.7%
Up to 0.10%	66	4	-		70	0.1%
0.11% to 0.20%	78	-	-		78	0.1%
0.21% to 0.30%	78	-	252		330	0.5%
0.31% to 0.40%	104	12	-		116	0.2%
0.41% to 0.50%	80	427	-		507	0.8%
0.51% to 0.60%	65	-	-		65	0.1%
0.61% to 0.70%	47	-	-		47	0.1%
0.71% to 0.80%	50	-	-		50	0.1%
0.81% to 0.90%	54	-	-		54	0.1%
0.91% to 1.00%	38	138	-		176	0.3%
1.01% to 1.50%	111	15	-		126	0.2%
1.51% to 2.00%	34	-	244		278	0.4%
2.01% to 2.50%	15	-	-		15	0.0%
2.51% to 3.00%	4	-	-		4	0.0%
Multi-year guarantee and indexed annuity products (4)	10,385	-	-		10,385	16.1%
Total discretionary rate setting products	19,689	10,564	27,543		57,796	89.8%
Other contracts (5)	2,224	4,332	-		6,556	10.2%
Total account values	$21,913	$14,896	$27,543		$64,352	100.0%

Percentage of discretionary rate setting product account values at minimum guaranteed rates	43.1%	94.4%	98.2%		78.7%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates for discretionary rate setting products, excluding multi-year guarantee and indexed annuity products, were 6 basis points, 3 basis points and 2 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)
The average crediting rates were 106 basis points in excess of average minimum guaranteed rates for multi-year guarantee and indexed annuity products.  For the multi-year guarantee products 17%, 12% and 71% of our total multi-year guarantee account values are scheduled to reset in 2013, 2014 and 2015 and beyond, respectively.  Our indexed renewal business resets either annually or bi-annually.  Upon reset, we are able to adjust product features to reflect changes in option prices.

(5)
For Annuities, this amount relates primarily to immediate annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates to indexed-based rate setting products in which the average crediting rates were 1 basis point in excess of average minimum guaranteed rates and 95% of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Our revenues, assets, liabilities and derivatives are exposed to equity market risk.  Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL”  in our 2012 Form 10-K for further discussion on the effects of equity markets on our RTM.

Effect of Equity Market Sensitivity

The following presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), which ended at 1569 as of March 31, 2013, were to decrease to 1255 over six months after March 31, 2013, and remain at that level through the next six months or increase to 1883 over six months after March 31, 2013, and remain at that level through the next six months, excluding any effect related to sales, unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1255 (1)	at 1883 (1)
Segment
Annuities	$(97)	$64
Retirement Plan Services	(10)	10

(1)
The baseline for these effects assumes a 4% annual equity market growth rate, depending on the block of business, beginning on April 1, 2013.  The baseline is then compared to scenarios of the S&P 500 at the 1255 and 1883 levels, and the difference is presented in the table.

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

	As of	As of
	March 31,	December 31,
	2013	2012
Rating
AA	$4	$1
A	63	14
Total	$67	$15

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2013, (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
1/1/13 - 1/31/13	436	$21.12	-	$808

2/1/13 - 2/28/13	2,461,205	29.74	2,289,800	740

3/1/13 - 3/31/13	1,094,095	29.22	1,082,657	708

(1)
Includes the deemed surrender of 5,051 shares of common stock to pay the exercise price in connection with the exercise of stock options and related taxes and 178,228 shares were withheld for taxes on the vesting of restricted stock units.  For the quarter ended March 31, 2013, there were 3,372,457 shares purchased as part of publicly announced plans or programs.

(2)
On August 8, 2012, our Board authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of March 31, 2013, our remaining security repurchase authorization was $708 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 19 to the consolidated financial statements of our 2012 Form 10-K are not included in our security repurchase.

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
Dated: May 2, 2013

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2013

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