Form 10-Q
period 2013-06-30
LINCOLN NATIONAL CORP
filed 2013-08-01
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of July 29, 2013, there were 264,492,889 shares of the registrant’s common stock outstanding.

__________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2013 – $75,469; 2012 – $72,718)	$80,235	$82,036
Variable interest entities' fixed maturity securities (amortized cost: 2013 – $680; 2012 – $677)	698	708
Equity securities (cost: 2013 – $192; 2012 – $137)	209	157
Trading securities	2,391	2,554
Mortgage loans on real estate	7,033	7,029
Real estate	60	65
Policy loans	2,700	2,766
Derivative investments	1,683	2,652
Other investments	1,158	1,098
Total investments	96,167	99,065
Cash and invested cash	2,574	4,230
Deferred acquisition costs and value of business acquired	8,214	6,667
Premiums and fees receivable	430	380
Accrued investment income	1,052	1,015
Reinsurance recoverables	6,385	6,449
Funds withheld reinsurance assets	788	837
Goodwill	2,273	2,273
Other assets	2,655	2,580
Separate account assets	102,783	95,373
Total assets	$223,321	$218,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$18,214	$19,780
Other contract holder funds	73,830	72,218
Short-term debt	506	200
Long-term debt	5,050	5,439
Reinsurance related embedded derivatives	131	215
Funds withheld reinsurance liabilities	926	940
Deferred gain on business sold through reinsurance	282	319
Payables for collateral on investments	4,252	4,181
Variable interest entities' liabilities	101	128
Other liabilities	3,929	5,103
Separate account liabilities	102,783	95,373
Total liabilities	210,004	203,896

Contingencies and Commitments (See Note 8)

Stockholders' Equity
Preferred stock – 10,000,000 shares authorized; Series A – 4,164 and 9,532
shares issued and outstanding as of June 30, 2013, and December 31, 2012, respectively	-	-
Common stock – 800,000,000 shares authorized; 264,316,340 and 271,402,586 shares
issued and outstanding as of June 30, 2013, and December 31, 2012, respectively	6,937	7,121
Retained earnings	4,487	4,044
Accumulated other comprehensive income (loss)	1,893	3,808
Total stockholders' equity	13,317	14,973
Total liabilities and stockholders' equity	$223,321	$218,869

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Insurance premiums	$674	$630	$1,328	$1,219
Insurance fees	983	885	1,941	1,788
Net investment income	1,213	1,197	2,363	2,362
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(20)	(50)	(39)	(147)
Portion of loss recognized in other comprehensive income	1	17	6	67
Net other-than-temporary impairment losses on securities
recognized in earnings	(19)	(33)	(33)	(80)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	2	76	(43)	37
Total realized gain (loss)	(17)	43	(76)	(43)
Amortization of deferred gain on business sold through reinsurance	19	19	37	37
Other revenues and fees	127	124	245	245
Total revenues	2,999	2,898	5,838	5,608
Expenses
Interest credited	627	617	1,244	1,244
Benefits	991	943	1,950	1,795
Commissions and other expenses	898	828	1,792	1,684
Interest and debt expense	65	68	129	135
Total expenses	2,581	2,456	5,115	4,858
Income (loss) from continuing operations before taxes	418	442	723	750
Federal income tax expense (benefit)	101	121	167	185
Income (loss) from continuing operations	317	321	556	565
Income (loss) from discontinued operations, net of federal
income taxes	-	-	-	(1)
Net income (loss)	317	321	556	564
Other comprehensive income (loss), net of tax	(1,688)	757	(1,915)	700
Comprehensive income (loss)	$(1,371)	$1,078	$(1,359)	$1,264

Earnings (Loss) Per Common Share – Basic
Income (loss) from continuing operations	$1.19	$1.14	$2.07	$1.97
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$1.19	$1.14	$2.07	$1.97

Earnings (Loss) Per Common Share – Diluted
Income (loss) from continuing operations	$1.15	$1.09	$2.01	$1.93
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$1.15	$1.09	$2.01	$1.93

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2013	2012

Common Stock
Balance as of beginning-of-year	$7,121	$7,590
Stock compensation/issued for benefit plans	18	21
Retirement of common stock/cancellation of shares	(202)	(300)
Balance as of end-of-period	6,937	7,311

Retained Earnings
Balance as of beginning-of-year	4,044	2,831
Net income (loss)	556	564
Retirement of common stock	(48)	-
Dividends declared: Common (2013 – $0.240; 2012 – $0.160)	(65)	(46)
Balance as of end-of-period	4,487	3,349

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,808	2,680
Other comprehensive income (loss), net of tax	(1,915)	700
Balance as of end-of-period	1,893	3,380
Total stockholders' equity as of end-of-period	$13,317	$14,040

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$556	$564
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(217)	(114)
Trading securities purchases, sales and maturities, net	63	67
Change in premiums and fees receivable	(50)	20
Change in accrued investment income	(37)	(40)
Change in future contract benefits and other contract holder funds	(293)	120
Change in reinsurance related assets and liabilities	(59)	(111)
Change in federal income tax accruals	157	202
Realized (gain) loss	76	43
(Income) loss attributable to equity method investments	(37)	(82)
Amortization of deferred gain on business sold through reinsurance	(37)	(37)
(Gain) loss on disposal of discontinued operations	-	1
Other	(67)	(19)
Net cash provided by (used in) operating activities	55	614

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(6,726)	(5,717)
Sales of available-for-sale securities	449	369
Maturities of available-for-sale securities	3,387	2,983
Purchases of other investments	(1,170)	(1,398)
Sales or maturities of other investments	1,245	1,451
Increase (decrease) in payables for collateral on investments	71	1,337
Other	(59)	(47)
Net cash provided by (used in) investing activities	(2,803)	(1,022)

Cash Flows from Financing Activities
Issuance of long-term debt, net of issuance costs	50	298
Deposits of fixed account values, including the fixed portion of variable	5,275	4,979
Withdrawals of fixed account values, including the fixed portion of variable	(2,513)	(2,611)
Transfers to and from separate accounts, net	(1,405)	(1,160)
Common stock issued for benefit plans and excess tax benefits	-	(5)
Repurchase of common stock	(250)	(300)
Dividends paid to common and preferred stockholders	(65)	(46)
Net cash provided by (used in) financing activities	1,092	1,155

Net increase (decrease) in cash and invested cash, including discontinued operations	(1,656)	747
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,230	4,510
Cash and invested cash, including discontinued operations, as of end-of-period	$2,574	$5,257

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 13 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL,  indexed UL, term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

Future Adoption of New Accounting Standards

Derivatives and Hedging Topic

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), which permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes under the FASB Accounting Standards CodificationTM (“ASC”) in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate swap rate.  The amendments in ASU 2013-10 are effective prospectively for qualifying new or designated hedging relationships entered into, on, or after July 17, 2013.  We are currently evaluating the impacts of ASU 2013-10 on our consolidated financial condition and results of operation.

Financial Services – Investment Companies Topic

In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”), which provides comprehensive accounting guidance for assessing whether an entity is an investment company.  ASU 2013-08 requires an assessment of all the characteristics of an investment company through the use of a new two-tiered approach, which considers the entity’s purpose and design to determine whether it is an investment company.  As a result of applying the new criteria in ASU 2013-08, an entity once considered an investment company may no longer meet the new criteria to be classified as such, and conversely, an entity not classified as an investment company, under current GAAP may satisfy the criteria to be classified as such upon the adoption of ASU 2013-08.  If an entity is no longer classified as an investment company it must discontinue the application of investment company accounting guidance and present the change in status through a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption.  If an entity becomes classified as an investment company, ASU 2013-08 should be applied prospectively with the effect of adoption recognized as an adjustment to opening net assets for the period of adoption.  The amendments in ASU 2013-08 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013, with early application prohibited.  We will adopt the requirements in ASU 2013-08 effective January 1, 2014, and are currently evaluating the impact of adoption on our consolidated financial condition and results of operations.

Income Taxes Topic

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) in order to explicitly define the financial statement presentation requirements in GAAP.  ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments in the ASU are effective prospectively for interim and annual reporting periods in fiscal years beginning after December 15, 2013, with early application permitted.  We will adopt the requirements of ASU 2013-11 effective January 1, 2014, and will include the new disclosure requirements in the notes to our consolidated financial statements upon adoption.

3.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

See Note 4 in our 2012 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of June 30, 2013:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BB	Ba2
Current rating of underlying collateral pool	Aa1-B3	Aaa-Caa2
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of June 30, 2013:

	AAA	AA	A	BBB	BB	B	CCC	Total
Financial intermediaries	0.0%	2.1%	7.0%	1.4%	0.0%	0.0%	0.0%	10.5%
Telecommunications	0.0%	0.0%	5.0%	5.0%	0.0%	0.5%	0.0%	10.5%
Oil and gas	0.4%	2.1%	1.0%	4.6%	0.0%	0.0%	0.0%	8.1%
Utilities	0.0%	0.0%	2.6%	2.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.4%	0.0%	0.0%	3.9%
Drugs	0.3%	2.2%	1.2%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.6%	0.7%	0.0%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.7%	1.2%	1.3%	0.0%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.0%	1.6%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.1%	15.4%	17.8%	4.6%	0.3%	0.3%	42.5%
Total	0.7%	13.5%	41.3%	36.5%	6.9%	0.8%	0.3%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2013			As of December 31, 2012
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loan	N/A	$-	$593	N/A	$-	$598
U.S. government bonds	N/A	-	105	N/A	-	110
Excess mortality swap	1	100	-	1	100	-
Total assets (1)	1	$100	$698	1	$100	$708

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$101	2	$600	$128
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$101	4	$600	$128

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities for these VIEs, see Note 4.

As described more fully in Note 1 of our 2012 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of June 30, 2013.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Non-Qualifying Hedges
Credit default swaps	$11	$(10)	$27	$61
Contingent forwards	-	-	-	(2)
Total non-qualifying hedges (1)	$11	$(10)	$27	$59

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2012 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

We invest in certain limited partnerships (“LPs”) that operate qualified affordable housing projects that we have concluded are VIEs.  We receive returns from the LPs in the form of income tax credits that are guaranteed by creditworthy third parties, and our exposure to loss is limited to the capital we invest in the LPs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  Our maximum exposure to loss was $80 million and $92 million as of June 30, 2013, and December 31, 2012, respectively.

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of June 30, 2013
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$63,980	$4,978	$929	$91	$67,938
U.S. government bonds	378	36	6	-	408
Foreign government bonds	508	56	-	-	564
Residential mortgage-backed securities ("RMBS")	4,816	312	10	40	5,078
Commercial mortgage-backed securities ("CMBS")	857	46	3	17	883
Collateralized debt obligations ("CDOs")	174	-	2	7	165
State and municipal bonds	3,622	442	16	-	4,048
Hybrid and redeemable preferred securities	1,134	90	73	-	1,151
VIEs' fixed maturity securities	680	18	-	-	698
Total fixed maturity securities	76,149	5,978	1,039	155	80,933
Equity securities	192	18	1	-	209
Total AFS securities	$76,341	$5,996	$1,040	$155	$81,142

	As of December 31, 2012
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$60,124	$8,219	$219	$108	$68,016
U.S. government bonds	383	59	-	-	442
Foreign government bonds	562	92	-	-	654
RMBS	5,763	471	3	60	6,171
CMBS	970	68	16	19	1,003
CDOs	189	2	3	8	180
State and municipal bonds	3,546	814	7	-	4,353
Hybrid and redeemable preferred securities	1,181	106	70	-	1,217
VIEs' fixed maturity securities	677	31	-	-	708
Total fixed maturity securities	73,395	9,862	318	195	82,744
Equity securities	137	22	2	-	157
Total AFS securities	$73,532	$9,884	$320	$195	$82,901

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2013, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,577	$2,631
Due after one year through five years	13,707	14,812
Due after five years through ten years	25,010	26,334
Due after ten years	29,008	31,030
Subtotal	70,302	74,807
Mortgage-backed securities ("MBS")	5,673	5,961
CDOs	174	165
Total fixed maturity AFS securities	$76,149	$80,933

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2013
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$14,856	$858	$786	$162	$15,642	$1,020
U.S. government bonds	149	6	-	-	149	6
RMBS	653	35	139	15	792	50
CMBS	141	18	56	2	197	20
CDOs	53	8	48	1	101	9
State and municipal bonds	229	12	24	4	253	16
Hybrid and redeemable
preferred securities	99	6	226	67	325	73
Total fixed maturity securities	16,180	943	1,279	251	17,459	1,194
Equity securities	29	1	-	-	29	1
Total AFS securities	$16,209	$944	$1,279	$251	$17,488	$1,195

Total number of AFS securities in an unrealized loss position						1,331

	As of December 31, 2012
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,853	$145	$934	$182	$3,787	$327
RMBS	272	39	199	24	471	63
CMBS	66	16	113	19	179	35
CDOs	10	8	53	3	63	11
State and municipal bonds	64	1	24	6	88	7
Hybrid and redeemable
preferred securities	71	3	293	67	364	70
Total fixed maturity securities	3,336	212	1,616	301	4,952	513
Equity securities	7	2	-	-	7	2
Total AFS securities	$3,343	$214	$1,616	$301	$4,959	$515

Total number of AFS securities in an unrealized loss position						626

For information regarding our investments in VIEs, see Note 3.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2012 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of June 30, 2013
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,336	$1,197	$139
AFS securities backed by pools of commercial mortgages	240	213	27
Total	$1,576	$1,410	$166

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,098	$966	$132
AFS securities backed by pools of commercial mortgages	43	33	10
Total	$1,141	$999	$142

	As of December 31, 2012
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,181	$980	$201
AFS securities backed by pools of commercial mortgages	236	192	44
Total	$1,417	$1,172	$245

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,173	$972	$201
AFS securities backed by pools of commercial mortgages	56	40	16
Total	$1,229	$1,012	$217

For the six months ended June 30, 2013 and 2012, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $19 million and $34 million, pre-tax, respectively, and before associated amortization expense for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), of which $(3) million was recognized in OCI and $22 million and $37 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2013
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$227	$71	$7	29
Six months or greater, but less than nine months	-	-	-	5
Nine months or greater, but less than twelve months	-	-	-	1
Twelve months or greater	285	94	89	97
Total	$512	$165	$96	132

	As of December 31, 2012
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$34	$9	$1	14
Nine months or greater, but less than twelve months	15	10	-	3
Twelve months or greater	395	179	128	131
Total	$444	$198	$129	148

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities increased $680 million for the six months ended June 30, 2013.  As discussed further below, we believe the unrealized loss position as of June 30, 2013, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of June 30, 2013, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2013, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of June 30, 2013, the unrealized losses associated with our MBS and CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily-impaired security.

As of June 30, 2013, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance as of beginning-of-period	$437	$410	$424	$390
Increases attributable to:
Credit losses on securities for which an OTTI was not
previously recognized	19	21	20	56
Credit losses on securities for which an OTTI was
previously recognized	5	19	21	42
Decreases attributable to:
Securities sold	(48)	(35)	(52)	(73)
Balance as of end-of-period	$413	$415	$413	$415

During the six months ended June 30, 2013 and 2012, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of June 30, 2013
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$280	$10	$66	$224	$112
RMBS	593	19	26	586	194
CMBS	38	3	13	28	107
Total	$911	$32	$105	$838	$413

	As of December 31, 2012
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$299	$4	$98	$205	$104
RMBS	636	22	40	618	227
CMBS	41	1	16	26	93
Total	$976	$27	$154	$849	$424

Mortgage Loans on Real Estate

See Note 1 in our 2012 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 32% of mortgage loans on real estate as of June 30, 2013, and December 31, 2012.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	June 30,	December 31,
	2013	2012
Current	$7,021	$7,011
60 to 90 days past due	11	8
Greater than 90 days past due	3	24
Valuation allowance associated with impaired mortgage loans on real estate	(8)	(21)
Unamortized premium (discount)	6	7
Total carrying value	$7,033	$7,029

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2013	2012
Number of impaired mortgage loans on real estate	5	10

Principal balance of impaired mortgage loans on real estate	$41	$75
Valuation allowance associated with impaired mortgage loans on real estate	(8)	(21)
Carrying value of impaired mortgage loans on real estate	$33	$54

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2013	2012
Balance as of beginning-of-year	$21	$31
Additions	-	14
Charge-offs, net of recoveries	(13)	(24)
Balance as of end-of-period	$8	$21

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average carrying value for impaired mortgage loans on real estate	$35	$49	$41	$56
Interest income recognized on impaired mortgage loans on real estate	-	-	1	-
Interest income collected on impaired mortgage loans on real estate	-	-	1	-

As described in Note 1 in our 2012 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of June 30, 2013			As of December 31, 2012
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$5,827	82.9%	1.73	$5,677	80.6%	1.68
65% to 74%	761	10.8%	1.44	897	12.7%	1.39
75% to 100%	396	5.6%	0.83	386	5.5%	0.84
Greater than 100%	49	0.7%	0.76	83	1.2%	0.66
Total mortgage loans on real estate	$7,033	100.0%		$7,043	100.0%

Alternative Investments

As of June 30, 2013, and December 31, 2012, alternative investments included investments in 102 and 98 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturity AFS securities:
Gross gains	$4	$3	$11	$8
Gross losses	(25)	(49)	(43)	(112)
Equity AFS securities:
Gross gains	-	-	6	1
Gross losses	(1)	-	(1)	-
Gain (loss) on other investments	1	(5)	(1)	2
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(4)	-	(11)	2
Total realized gain (loss) related to certain investments	$(25)	$(51)	$(39)	$(99)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(7)	$(10)	$(10)	$(29)
RMBS	(5)	(14)	(16)	(32)
CMBS	(12)	(16)	(14)	(36)
CDOs	-	-	(1)	-
Gross OTTI recognized in net income (loss)	(24)	(40)	(41)	(97)
Associated amortization of DAC, VOBA, DSI and DFEL	5	7	8	17
Net OTTI recognized in net income (loss), pre-tax	$(19)	$(33)	$(33)	$(80)
			.
Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$1	$21	$7	$79
Change in DAC, VOBA, DSI and DFEL	-	(4)	(1)	(12)
Net portion of OTTI recognized in OCI, pre-tax	$1	$17	$6	$67

Determination of Credit Losses on Corporate Bonds and CDOs

As of June 30, 2013, and December 31, 2012, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2013, and December 31, 2012, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of June 30, 2013, and December 31, 2012, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.1 billion and $3.0 billion, respectively, and a fair value of $3.0 billion and $2.9 billion, respectively.  As of June 30, 2013, and December 31, 2012, 93% of the fair value of our CDO portfolio was rated investment grade.  As of June 30, 2013, and December 31, 2012, the portion of our CDO portfolio rated below investment grade had an amortized cost of $18 million and $21 million, respectively, and fair value of $12 million and $13 million, respectively.  Based upon the analysis discussed above, we believed as of June 30, 2013, and December 31, 2012, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the six months ended June 30, 2013 and 2012, the recovery as a percentage of amortized cost was 96% and 92% for corporate bonds, respectively, and 94% and 0% for CDOs, respectively.

Determination of Credit Losses on MBS

As of June 30, 2013, and December 31, 2012, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of June 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$1,418	$1,418	$2,567	$2,567
Securities pledged under securities lending agreements (2)	177	171	197	189
Securities pledged under reverse repurchase agreements (3)	280	293	280	294
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	37	50	37	52
Investments pledged for Federal Home Loan Bank of
Indianapolis ("FHLBI") (5)	2,340	3,777	1,100	1,936
Total payables for collateral on investments	$4,252	$5,709	$4,181	$5,038

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

For information related to balance sheet offsetting of our securities lending and reverse repurchase agreements, see Note 5.

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Six
	Months Ended
	June 30,
	2013	2012
Collateral payable held for derivative investments	$(1,149)	$461
Securities pledged under securities lending agreements	(20)	-
Securities pledged for TALF	-	(124)
Investments pledged for FHLBI	1,240	1,000
Total increase (decrease) in payables for collateral on investments	$71	$1,337

Investment Commitments

As of June 30, 2013, our investment commitments were $865 million, which included $342 million of LPs, $105 million of private placement securities and $418 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2013, and December 31, 2012, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $3.4 billion and $3.8 billion, respectively, or 3% and 4% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.1 billion and $2.2 billion, respectively, or 2% of our invested assets portfolio.  These investments are included in corporate bonds in the tables above.

As of June 30, 2013, and December 31, 2012, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $8.8 billion and $8.7 billion, respectively, or 9% of our invested assets portfolio, and our investment securities in the banking industry with a fair value of $5.0 billion, or 5% of our invested assets portfolio.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2013			As of December 31, 2012
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,804	$535	$160	$3,214	$462	$224
Foreign currency contracts (1)	565	40	17	420	39	26
Total cash flow hedges	4,369	575	177	3,634	501	250
Fair value hedges:
Interest rate contracts (1)	875	144	5	875	269	-
Non-Qualifying Hedges
Interest rate contracts (1)	43,777	403	565	36,539	1,042	475
Foreign currency contracts (1)	15	-	-	48	-	-
Equity market contracts (1)	19,347	1,368	60	19,857	1,734	170
Equity collar (1)	-	-	-	9	1	-
Credit contracts (2)	148	-	8	148	-	11
Embedded derivatives:
Indexed annuity and universal life
contracts (3)	-	-	862	-	-	732
Guaranteed living benefit
reserves ("GLB") (3)	-	292	-	-	-	909
Reinsurance related (4)	-	-	131	-	-	215
Total derivative instruments	$68,531	$2,782	$1,808	$61,110	$3,547	$2,762

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2013
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$3,967	$20,890	$12,793	$9,593	$1,213	$48,456
Foreign currency contracts (2)	48	150	243	139	-	580
Equity market contracts	10,205	3,897	5,222	21	2	19,347
Credit contracts	-	148	-	-	-	148
Total derivative instruments
with notional amounts	$14,220	$25,085	$18,258	$9,753	$1,215	$68,531

(1)	As of June 30, 2013, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of June 30, 2013, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2028.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2013	2012
Balance as of beginning-of-year	$163	$119
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	106	38
Foreign currency contracts	12	(3)
Fair value hedges:
Interest rate contracts	2	2
Change in foreign currency exchange rate adjustment	18	2
Change in DAC, VOBA, DSI and DFEL	4	4
Income tax benefit (expense)	(49)	(16)
Less:
Reclassification adjustment for gains (losses) included
in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(10)	(11)
Foreign currency contracts (1)	2	2
Fair value hedges:
Interest rate contracts (2)	2	2
Associated amortization of DAC, VOBA, DSI and DFEL	1	1
Income tax benefit (expense)	2	2
Balance as of end-of-period	$259	$150

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(4)	$(4)	$(10)	$(11)
Foreign currency contracts (1)	-	-	1	2
Total cash flow hedges	(4)	(4)	(9)	(9)
Fair value hedges:
Interest rate contracts (2)	9	11	18	23
Non-Qualifying Hedges
Interest rate contracts (3)	(488)	606	(662)	190
Foreign currency contracts (3)	(2)	-	(13)	(4)
Equity market contracts (3)	(44)	275	(579)	(545)
Equity market contracts (4)	3	(8)	15	6
Credit contracts (3)	2	(1)	3	5
Embedded derivatives:
Indexed annuity and universal life contracts (3)	(19)	24	(149)	(80)
GLB reserves (3)	491	(862)	1,201	291
Reinsurance related (3)	68	(27)	83	(19)
Total derivative instruments	$16	$14	$(92)	$(142)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gain (loss) recognized as a component of OCI with
the offset to net investment income	$(5)	$(6)	$(9)	$(10)

As of June 30, 2013, $23 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the six months ended June 30, 2013 and 2012, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gain (loss) recognized as a component of OCI with
the offset to interest expense	$1	$1	$2	$2

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of June 30, 2013
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(3)	$68
3/20/2017 (3)	(4)	(5)	BBB-	4	(5)	80
				7	$(8)	$148

As of December 31, 2012
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(4)	$68
3/20/2017 (3)	(4)	(5)	BBB-	4	(7)	80
				7	$(11)	$148

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2012 Form 10-K.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions), are as follows:

	As of	As of
	June 30,	December 31,
	2013	2012
Maximum potential payout	$148	$148
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$148	$148

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $8 million as of June 30, 2013, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2013, the NPR adjustment was $3 million.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2013, our exposure was $105 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2013		As of December 31, 2012
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA	$-	$-	$41	$-
AA-	22	(7)	58	-
A+	160	-	605	-
A	564	(40)	770	(68)
A-	931	(75)	1,214	-
BBB	19	-	4	-
	$1,696	$(122)	$2,692	$(68)

Balance Sheet Offsetting

Information related to our derivative instruments, securities lending transactions and reverse repurchase agreements and the effects of offsetting on our Consolidated Balance Sheets (in millions) were as follows:

	As of June 30, 2013
			Securities
			Lending and
		Embedded	Reverse
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$2,490	$292	$-	$2,782
Gross amounts offset	(807)	-	-	(807)
Net amount of assets	1,683	292	-	1,975
Gross amounts not offset:
Cash collateral received	(1,574)	-	-	(1,574)
Net amount	$109	$292	$-	$401

Financial Liabilities
Gross amount of recognized liabilities	$815	$993	$2,834	$4,642
Gross amounts offset	(807)	-	-	(807)
Net amount of liabilities	8	993	2,834	3,835
Gross amounts not offset:
Financial instruments	-	-	(2,834)	(2,834)
Net amount	$8	$993	$-	$1,001

	As of December 31, 2012
			Securities
			Lending and
		Embedded	Reverse
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$3,547	$-	$-	$3,547
Gross amounts offset	(895)	-	-	(895)
Net amount of assets	2,652	-	-	2,652
Gross amounts not offset:
Cash collateral received	(2,624)	-	-	(2,624)
Net amount	$28	$-	$-	$28

Financial Liabilities
Gross amount of recognized liabilities	$906	$1,856	$1,614	$4,376
Gross amounts offset	(895)	-	-	(895)
Net amount of liabilities	11	1,856	1,614	3,481
Gross amounts not offset:
Financial instruments	-	-	(1,614)	(1,614)
Net amount	$11	$1,856	$-	$1,867

6.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 24% and 23% for the three and six months ended June 30, 2013, respectively.  The effective tax rate was 27% and 25% for the three and six months ended June 30, 2012, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	June 30,	December 31,
	2013	2012
Return of Net Deposits
Total account value	$69,577	$63,478
Net amount at risk (1)	347	392
Average attained age of contract holders	60 years	60 years
Minimum Return
Total account value	$145	$149
Net amount at risk (1)	32	37
Average attained age of contract holders	73 years	73 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$23,661	$23,019
Net amount at risk (1)	879	1,133
Average attained age of contract holders	68 years	67 years

(1)

Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing June 30, 2013, to December 31, 2012, was attributable primarily to the increase in the equity markets during the first six months of 2013.

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

	For the Six
	Months Ended
	June 30,
	2013	2012
Balance as of beginning-of-year	$104	$84
Changes in reserves	7	7
Benefits paid	(12)	(24)
Balance as of end-of-period	$99	$67

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2013	2012
Domestic equity	$41,066	$37,899
International equity	15,822	14,850
Bonds	22,383	21,174
Money market	8,964	7,747
Total	$88,235	$81,670

Percent of total variable annuity separate
account values	98%	98%

Future contract benefits also includes reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 28% of total life insurance in-force reserves as of June 30, 2013, and 30% of total sales for these products for the six months ended June 30, 2013.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2013.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial position.

See Note 13 to the consolidated financial statements in our 2012 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Series A Preferred Stock
Balance as of beginning-of-period	9,532	9,632	9,532	10,072
Conversion of convertible preferred stock (1)	(5,368)	-	(5,368)	(440)
Balance as of end-of-period	4,164	9,632	4,164	9,632

Common Stock
Balance as of beginning-of-period	268,457,558	285,412,303	271,402,586	291,319,222
Conversion of convertible preferred stock (1)	85,888	-	85,888	7,040
Stock compensation/issued for benefit plans	96,740	230,198	524,169	334,395
Retirement/cancellation of shares	(4,323,846)	(6,473,530)	(7,696,303)	(12,491,686)
Balance as of end-of-period	264,316,340	279,168,971	264,316,340	279,168,971

Common Stock as of End-of-Period
Assuming conversion of preferred stock	264,382,964	279,323,083	264,382,964	279,323,083
Diluted basis	273,924,900	286,820,300	273,924,900	286,820,300

(1)      Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average shares, as used in basic calculation	266,367,162	282,085,602	268,305,694	285,570,764
Shares to cover exercise of outstanding warrants	10,150,032	10,150,192	10,150,070	10,150,231
Shares to cover conversion of preferred stock	146,840	154,112	149,661	154,305
Shares to cover non-vested stock	1,351,093	1,110,662	1,316,907	1,060,676
Average stock options outstanding during the period	2,600,595	507,944	2,163,605	554,614
Assumed acquisition of shares with assumed
proceeds from exercising outstanding warrants	(2,903,393)	(4,887,102)	(3,266,708)	(4,760,822)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,912,155)	(346,700)	(1,592,213)	(380,239)
Shares repurchaseable from measured but
unrecognized stock option expense	(141,826)	(1,768)	(112,577)	(8,224)
Average deferred compensation shares	-	1,187,598	-	1,206,501
Weighted-average shares, as used in diluted calculation	275,658,348	289,960,540	277,114,439	293,547,806

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the three and six months ended June 30, 2012, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $4 million and $(2) million for the three and six months ended June 30, 2012, respectively.

The income used in the calculation of our diluted EPS is our net income (loss) reduced by preferred stock dividends.

Accumulated OCI (“AOCI”)

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Six
	Months Ended
	June 30,
	2013	2012
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$4,066	$2,947
Unrealized holding gains (losses) arising during the year	(4,635)	1,276
Change in foreign currency exchange rate adjustment	(16)	(6)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,483	(261)
Income tax benefit (expense)	1,110	(395)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(27)	(103)
Associated amortization of DAC, VOBA, DSI and DFEL	(12)	1
Income tax benefit (expense)	14	36
Balance as of end-of-period	$2,033	$3,627
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(107)	$(110)
(Increases) attributable to:
Gross OTTI recognized in OCI during the year	(7)	(79)
Change in DAC, VOBA, DSI and DFEL	1	12
Income tax benefit (expense)	2	26
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	47	62
Change in DAC, VOBA, DSI and DFEL	(5)	(8)
Income tax benefit (expense)	(15)	(20)
Balance as of end-of-period	$(84)	$(117)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$163	$119
Unrealized holding gains (losses) arising during the year	120	37
Change in foreign currency exchange rate adjustment	18	2
Change in DAC, VOBA, DSI and DFEL	4	4
Income tax benefit (expense)	(49)	(16)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(6)	(7)
Associated amortization of DAC, VOBA, DSI and DFEL	1	1
Income tax benefit (expense)	2	2
Balance as of end-of-period	$259	$150
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(4)	$1
Foreign currency translation adjustment arising during the year	(1)	(8)
Income tax benefit (expense)	-	3
Balance as of end-of-period	$(5)	$(4)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(310)	$(278)
Adjustment arising during the year	-	1
Balance as of end-of-period	$(310)	$(277)

The following summarizes the reclassifications out of AOCI (in millions) for the six months ended June 30, 2013, and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(27)	Total realized gain (loss)
Change in DAC, VOBA, DSI, and DFEL	(12)	Total realized gain (loss)
Reclassification before income tax benefit (expense)	(39)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	14	Federal income tax expense (benefit)
Reclassification, net of income tax	$(25)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$47	Total realized gain (loss)
Change in DAC, VOBA, DSI, and DFEL	(5)	Total realized gain (loss)
Reclassification before income tax benefit (expense)	42	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(15)	Federal income tax expense (benefit)
Reclassification, net of income tax	$27	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(10)	Net investment income
Interest rate contracts	2	Interest and debt expense
Foreign currency contracts	2	Net investment income
Total gross reclassifications	(6)
Change in DAC, VOBA, DSI, and DFEL	1	Commissions and other expenses
Reclassifications before income tax benefit (expense)	(5)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	2	Federal income tax expense (benefit)
Reclassification, net of income tax	$(3)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total realized gain (loss) related to certain investments (1)	$(25)	$(51)	$(39)	$(99)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(9)	(19)	(1)	39
Indexed annuity and universal life net derivative results: (3)
Gross gain (loss)	(1)	(3)	(13)	19
Associated amortization of DAC, VOBA, DSI and DFEL	-	1	2	(5)
Variable annuity net derivatives results: (4)
Gross gain (loss)	25	148	(25)	14
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(33)	-	(11)
Total realized gain (loss)	$(17)	$43	$(76)	$(43)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
(2)

Represents changes in the fair values of certain derivative investments (not including those associated with our variable annuity net derivatives results), reinsurance related embedded derivatives and trading securities.

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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2013	2013
10-year LNC stock options	-	1,019,968
Performance shares	-	260,114
SARs	-	112,990
RSUs	3,040	553,204
Non-employee:
Agent stock options	-	82,317
Director stock options	-	58,720
Director RSUs	9,040	19,144

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$80,235	$80,235	$82,036	$82,036
VIEs' fixed maturity securities	698	698	708	708
Equity securities	209	209	157	157
Trading securities	2,391	2,391	2,554	2,554
Mortgage loans on real estate	7,033	7,434	7,029	7,704
Derivative investments	1,683	1,683	2,652	2,652
Other investments	1,158	1,158	1,098	1,098
Cash and invested cash	2,574	2,574	4,230	4,230
Future contract benefits – GLB reserves
embedded derivatives	292	292	-	-
Separate account assets	102,783	102,783	95,373	95,373

Liabilities
Future contract benefits:
Indexed annuity and universal life contracts
embedded derivatives	(862)	(862)	(732)	(732)
GLB reserves embedded derivatives	-	-	(909)	(909)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(851)	(851)	(867)	(867)
Account values of certain investment contracts	(28,819)	(30,672)	(28,540)	(32,688)
Short-term debt (1)	(506)	(512)	(200)	(204)
Long-term debt	(5,050)	(5,404)	(5,439)	(5,824)
Reinsurance related embedded derivatives	(131)	(131)	(215)	(215)
VIEs' liabilities – derivative instruments	(101)	(101)	(128)	(128)
Other liabilities – credit default swaps	(8)	(8)	(11)	(11)

(1)	The difference between the carrying value and fair value of short-term debt as of June 30, 2013, and December 31, 2012, related to current maturities of long-term debt.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of June 30, 2013, and December 31, 2012, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2013, or December 31, 2012, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of our 2012 Form 10-K:

	As of June 30, 2013
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$66,086	$1,792	$67,938
U.S. government bonds	381	27	-	408
Foreign government bonds	-	489	75	564
RMBS	-	5,077	1	5,078
CMBS	-	855	28	883
CDOs	-	22	143	165
State and municipal bonds	-	4,018	30	4,048
Hybrid and redeemable preferred securities	45	1,013	93	1,151
VIEs' fixed maturity securities	104	594	-	698
Equity AFS securities	3	59	147	209
Trading securities	-	2,338	53	2,391
Derivative investments	-	(140)	1,823	1,683
Cash and invested cash	-	2,574	-	2,574
Future contract benefits – GLB reserves
embedded derivatives	-	-	292	292
Separate account assets	1,591	101,192	-	102,783
Total assets	$2,184	$184,204	$4,477	$190,865

Liabilities
Future contract benefits – indexed annuity
and universal life contracts embedded derivatives	$-	$-	$(862)	$(862)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(131)	-	(131)
VIEs' liabilities – derivative instruments	-	-	(101)	(101)
Other liabilities – credit default swaps	-	-	(8)	(8)
Total liabilities	$-	$(1,334)	$(971)	$(2,305)

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
Indexed annuity and universal life contracts
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

	For the Three Months Ended June 30, 2013
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,825	$(5)	$(25)	$198	$(201)	$1,792
Foreign government bonds	76	-	(1)	-	-	75
RMBS	1	-	-	-	-	1
CMBS	27	1	3	(3)	-	28
CDOs	149	-	-	(6)	-	143
State and municipal bonds	32	-	(2)	-	-	30
Hybrid and redeemable
preferred securities	102	-	(3)	-	(6)	93
Equity AFS securities	110	-	-	37	-	147
Trading securities	54	1	(2)	(1)	1	53
Derivative investments	1,835	10	28	(50)	-	1,823
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(853)	(19)	-	10	-	(862)
GLB reserves embedded derivatives	(199)	491	-	-	-	292
VIEs' liabilities – derivative instruments (5)	(113)	12	-	-	-	(101)
Other liabilities – credit default swaps (6)	(10)	2	-	-	-	(8)
Total, net	$3,036	$493	$(2)	$185	$(206)	$3,506

	For the Three Months Ended June 30, 2012
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,932	$(4)	$(11)	$45	$(284)	$1,678
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	99	-	3	-	-	102
RMBS	98	-	1	98	(13)	184
CMBS	32	(2)	2	(1)	8	39
CDOs	102	-	-	18	-	120
State and municipal bonds	-	-	-	32	-	32
Hybrid and redeemable
preferred securities	116	-	(3)	-	16	129
Equity AFS securities	61	-	(1)	25	-	85
Trading securities	68	1	-	2	1	72
Derivative investments	2,037	228	155	97	-	2,517
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(480)	24	-	25	-	(431)
GLB reserves embedded derivatives	(1,064)	(862)	-	-	-	(1,926)
VIEs' liabilities – derivative instruments (5)	(221)	(10)	-	-	-	(231)
Other liabilities – credit default swaps (6)	(10)	(1)	-	-	-	(11)
Total, net	$2,771	$(626)	$146	$341	$(272)	$2,360

	For the Six Months Ended June 30, 2013
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,505	$(1)	$(14)	$182	$120	$1,792
U.S. government bonds	1	-	-	(1)	-	-
Foreign government bonds	46	-	(1)	30	-	75
RMBS	3	-	-	(2)	-	1
CMBS	27	-	5	(4)	-	28
CDOs	154	(1)	2	(12)	-	143
State and municipal bonds	32	-	(2)	-	-	30
Hybrid and redeemable
preferred securities	118	(1)	2	-	(26)	93
Equity AFS securities	87	-	2	58	-	147
Trading securities	56	1	(4)	(1)	1	53
Derivative investments	2,026	(248)	69	(24)	-	1,823
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(732)	(149)	-	19	-	(862)
GLB reserves embedded derivatives	(909)	1,201	-	-	-	292
VIEs' liabilities – derivative instruments (5)	(128)	27	-	-	-	(101)
Other liabilities – credit default swaps (6)	(11)	3	-	-	-	(8)
Total, net	$2,275	$832	$59	$245	$95	$3,506

	For the Six Months Ended June 30, 2012
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,888	$(17)	$(5)	$25	$(213)	$1,678
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	97	-	4	-	1	102
RMBS	158	(3)	3	94	(68)	184
CMBS	34	(5)	9	(8)	9	39
CDOs	102	-	4	14	-	120
State and municipal bonds	-	-	-	32	-	32
Hybrid and redeemable
preferred securities	100	-	3	-	26	129
Equity AFS securities	56	-	4	25	-	85
Trading securities	68	1	1	-	2	72
Derivative investments	2,470	(289)	67	269	-	2,517
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(399)	(80)	-	48	-	(431)
GLB reserves embedded derivatives	(2,217)	291	-	-	-	(1,926)
VIEs' liabilities – derivative instruments (5)	(291)	60	-	-	-	(231)
Other liabilities – credit default swaps (6)	(16)	5	-	-	-	(11)
Total, net	$2,051	$(37)	$90	$499	$(243)	$2,360

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$257	$(22)	$-	$(11)	$(26)	$198
CMBS	-	-	-	(2)	(1)	(3)
CDOs	-	-	-	(6)	-	(6)
Equity AFS securities	38	(1)	-	-	-	37
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	42	(8)	(84)	-	-	(50)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(18)	-	-	28	-	10
Total, net	$319	$(31)	$(84)	$8	$(27)	$185

	For the Three Months Ended June 30, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$80	$(26)	$-	$(8)	$(1)	$45
RMBS	103	-	-	(5)	-	98
CMBS	-	-	-	(1)	-	(1)
CDOs	23	-	-	(5)	-	18
State and municipal bonds	32	-	-	-	-	32
Equity AFS securities	25	-	-	-	-	25
Trading securities	2	-	-	-	-	2
Derivative investments	165	(10)	(58)	-	-	97
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(25)	-	-	50	-	25
Total, net	$405	$(36)	$(58)	$31	$(1)	$341

	For the Six Months Ended June 30, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$268	$(23)	$(4)	$(27)	$(32)	$182
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	30	-	-	-	-	30
RMBS	-	-	-	(2)	-	(2)
CMBS	-	-	-	(3)	(1)	(4)
CDOs	-	-	-	(12)	-	(12)
Equity AFS securities	63	(5)	-	-	-	58
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	74	44	(142)	-	-	(24)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(37)	-	-	56	-	19
Total, net	$398	$16	$(146)	$10	$(33)	$245

	For the Six Months Ended June 30, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$91	$(27)	$-	$(35)	$(4)	$25
RMBS	103	-	-	(9)	-	94
CMBS	-	-	-	(8)	-	(8)
CDOs	23	-	-	(9)	-	14
State and municipal bonds	32	-	-	-	-	32
Equity AFS securities	25	-	-	-	-	25
Trading securities	2	-	-	(2)	-	-
Derivative investments	373	3	(107)	-	-	269
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(35)	-	-	83	-	48
Total, net	$614	$(24)	$(107)	$20	$(4)	$499

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Investments: (1)
Derivative investments	$(4)	$240	$(251)	$(332)
Future contract benefits: (1)
Indexed annuity and universal life contracts
embedded derivatives	13	(3)	20	19
GLB reserves embedded derivatives	557	(814)	1,318	369
VIEs' liabilities – derivative instruments (1)	11	(10)	27	60
Other liabilities – credit default swaps (2)	2	(1)	2	5
Total, net	$579	$(588)	$1,116	$121

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2013			June 30, 2012
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$41	$(242)	$(201)	$90	$(374)	$(284)
RMBS	-	-	-	-	(13)	(13)
CMBS	-	-	-	8	-	8
Hybrid and redeemable preferred securities	-	(6)	(6)	16	-	16
Trading securities	1	-	1	1	-	1
Total, net	$42	$(248)	$(206)	$115	$(387)	$(272)

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2013			June 30, 2012
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$165	$(45)	$120	$146	$(359)	$(213)
Foreign government bonds	-	-	-	1	-	1
RMBS	-	-	-	-	(68)	(68)
CMBS	-	-	-	9	-	9
Hybrid and redeemable preferred securities	-	(26)	(26)	35	(9)	26
Trading securities	1	-	1	2	-	2
Total, net	$166	$(71)	$95	$193	$(436)	$(243)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the six months ended June 30, 2013 and 2012, our corporate bonds and RMBS transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the six months ended June 30, 2013 and 2012, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2013:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,236	Discounted cash flow	Liquidity/duration adjustment (1)	0.6%	-	15.1%
Foreign government bonds	76	Discounted cash flow	Liquidity/duration adjustment (1)	2.7%	-	4.2%
Hybrid and redeemable
preferred stock	20	Discounted cash flow	Liquidity/duration adjustment (1)	2.4%
Equity AFS and trading
securities	14	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	4.5%
Future contract benefits – GLB
reserves embedded derivatives	292	Monte Carlo simulation	Long-term lapse rate (2)	1.0%	-	27.0%
			Utilization of guaranteed
			withdrawal (3)	90.0%	-	100.0%
			NPR (4)	0.0%	-	0.57%
			Mortality rate (5)			(7)
			Volatility (6)	1.0%	-	35.0%
Liabilities
Future contract benefits – indexed
annuity and universal life
contracts embedded derivatives	(862)	Discounted cash flow	Lapse rate (2)	1.0%	-	15.0%
			Mortality rate (5)			(7)

(1)

The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(2)

The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits.  The range for indexed annuity and universal life contracts represents the lapse rates during the surrender charge period.

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

Changes in any of the significant inputs presented in the table above may result in a significant change in the fair value measurement of the asset or liability as follows:

•	Investments – An increase in the liquidity/duration adjustment input would result in a decrease in the fair value measurement.
•	Indexed annuity and universal life contracts – An increase in the lapse rate or mortality rate inputs would result in a decrease in the fair value measurement.

•

GLB reserves embedded derivatives –  Assuming our GLB reserves embedded derivatives are in a liability position:  an increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement; and an increase in the utilization of guarantee withdrawal or volatility inputs would result in an increase in the fair value measurement.

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

•	Changes in reserves resulting from benefit ratio unlocking on our GDB and GLB riders;
•	Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;
•	Gains (losses) on early extinguishment of debt;
•	Losses from the impairment of intangible assets;
•	Income (loss) from discontinued operations; and
•	Income (loss) from the initial adoption of new accounting standards.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized gain (loss);
•	Revenue adjustments from the initial adoption of new accounting standards;
•	Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking; and
•	Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Operating revenues:
Annuities	$817	$734	$1,594	$1,465
Retirement Plan Services	271	258	531	510
Life Insurance	1,284	1,235	2,525	2,463
Group Protection	575	540	1,125	1,043
Other Operations	102	113	203	219
Excluded realized gain (loss), pre-tax	(51)	18	(142)	(95)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	1	1	2	2
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	(1)	-	1
Total revenues	$2,999	$2,898	$5,838	$5,608

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income (Loss)
Income (loss) from operations:
Annuities	$195	$158	$353	$294
Retirement Plan Services	39	38	75	73
Life Insurance	135	135	247	275
Group Protection	22	27	37	43
Other Operations	(40)	(39)	(77)	(73)
Excluded realized gain (loss), after-tax	(33)	12	(92)	(61)
Income (expense) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	1	-	1	1
Benefit ratio unlocking, after-tax	(2)	(10)	12	13
Income (loss) from continuing operations, after-tax	317	321	556	565
Income (loss) from discontinued operations, after-tax	-	-	-	(1)
Net income (loss)	$317	$321	$556	$564

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2013, compared with December 31, 2012, and the results of operations for the three and six months ended June 30, 2013, compared with the corresponding periods in 2012 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly report on Form 10-Q filed in 2013; and our current reports on Form 8-K filed in 2013.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements related to secondary guarantee universal life and annuities; regulations regarding captive reinsurance arrangements; restrictions on revenue sharing and 12b‑1 payments; and the potential for U.S. federal tax reform;

•	Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits (“EGPs”) and demand for our products;
•

Rapidly increasing interest rates causing contract holders to surrender life insurance and annuity policies, thereby causing realized investment losses, and reduced hedge performance related to variable annuities;

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

The risks included here are not exhaustive.  Our annual report on Form 10-K, quarterly report on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit universal life, indexed UL, term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

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

DAC, VOBA, DSI and DFEL

Unlocking

During the third quarter, we will conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2012 Form 10-K for a detailed discussion of our unlocking process.

Reversion to the Mean (“RTM”)

As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our RTM process, as discussed in our 2012 Form 10-K.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 12% followed by growth going forward of 7.5% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of June 30, 2013, we would have recorded a favorable unlocking of approximately $235 million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $20 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2013:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$593	$68,885	$-	$69,478
Priced by independent broker
quotations	-	-	2,839	2,839
Priced by matrices	-	11,553	-	11,553
Priced by other methods (1)	-	-	1,346	1,346
Total	$593	$80,438	$4,185	$85,216

Percent of total	1%	94%	5%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2012 Form 10-K and Note 12 herein.

As of June 30, 2013, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of June 30, 2013,  we used broker quotes for 55 securities as our final price source, representing approximately 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Form 10-K.

Guaranteed Living Benefits (“GLB”)

Within our individual annuity business, approximately 72% of our variable annuity account values contained GLB features as of June 30, 2013.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of June 30, 2013 and 2012, 6% and 14%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2013 and 2012, was $480 million and $755 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of June 28, 2013, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(77)	$(20)	$(5)	$(4)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(10)	$(3)	$(3)	$(10)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$(3)	$(2)	$2	$3

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Effect to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(9)
Scenario 2	-10%	-25.0 bps	+2%	(35)
Scenario 3	-20%	-50.0 bps	+4%	(139)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of June 28, 2013, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

For information about acquisitions and divestitures, see Note 3 in our 2012 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$195	$158	23%	$353	$294	20%
Retirement Plan Services	39	38	3%	75	73	3%
Life Insurance	135	135	0%	247	275	-10%
Group Protection	22	27	-19%	37	43	-14%
Other Operations	(40)	(39)	-3%	(77)	(73)	-5%
Excluded realized gain (loss), after-tax	(33)	12	NM	(92)	(61)	-51%
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	1	-	NM	1	1	0%
Benefit ratio unlocking, after-tax	(2)	(10)	80%	12	13	-8%
Income (loss) from continuing
operations, after-tax	317	321	-1%	556	565	-2%
Income (loss) from discontinued
operations, after-tax	-	-	NM	-	(1)	100%
Net income (loss)	$317	$321	-1%	$556	$564	-1%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Deposits
Annuities	$4,181	$2,867	46%	$7,400	$5,347	38%
Retirement Plan Services	1,617	1,291	25%	3,284	2,802	17%
Life Insurance	1,253	1,137	10%	2,494	2,297	9%
Total deposits	$7,051	$5,295	33%	$13,178	$10,446	26%

Net Flows
Annuities	$1,703	$701	143%	$2,588	$994	160%
Retirement Plan Services	337	194	74%	681	406	68%
Life Insurance	889	713	25%	1,736	1,454	19%
Total net flows	$2,929	$1,608	82%	$5,005	$2,854	75%

	As of June 30,
	2013	2012	Change
Account Values
Annuities	$103,093	$90,377	14%
Retirement Plan Services	47,097	41,397	14%
Life Insurance	38,446	36,121	6%
Total account values	$188,636	$167,895	12%

Comparison of the Three and Six Months Ended June 30, 2013 to 2012

Net income decreased due primarily to the following:

•	Losses on variable annuity net derivative results during 2013 (see “Realized Gain (Loss) and Benefit Ratio Unlocking” for details);
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates; and
•	Higher death claims.

The decrease in net income was partially offset by growth in account values, insurance in force and group earned premiums.

During the three and six months ended June 30, 2013, we experienced better than expected commercial mortgage loan prepayments and bond make-whole premiums (see “Consolidated Investments – Net Investment Income” for additional information).

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Insurance premiums (1)	$24	$18	33%	$57	$35	63%
Insurance fees	391	323	21%	760	648	17%
Net investment income	273	279	-2%	530	551	-4%
Operating realized gain (loss) (2)	33	25	32%	64	53	21%
Other revenues and fees (3)	96	89	8%	183	178	3%
Total operating revenues	817	734	11%	1,594	1,465	9%
Operating Expenses
Interest credited	157	163	-4%	310	333	-7%
Benefits	62	49	27%	128	95	35%
Commissions and other expenses	355	326	9%	720	678	6%
Total operating expenses	574	538	7%	1,158	1,106	5%
Income (loss) from operations before
taxes	243	196	24%	436	359	21%
Federal income tax expense (benefit)	48	38	26%	83	65	28%
Income (loss) from operations	$195	$158	23%	$353	$294	20%

(1)	Includes primarily our single-premium immediate annuities (“SPIA”), which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three and Six Months Ended June 30, 2013 to 2012

Income from operations for this segment increased due primarily to higher insurance fees driven by higher average daily variable account values (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values).

The increase in income from operations was partially offset by higher commissions and other expenses due to higher account values driving higher trail commissions, partially offset by higher average equity markets than our model projections assumed resulting in a lower amortization rate.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.    Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  We continue to monitor the marketplace and economic environment and make changes to our product offerings as needed to sustain the future profitability of our segment.  In 2012, these changes included the introduction of risk-managed fund strategies, reductions to withdrawal rates for several guaranteed withdrawal benefit (“GWB”) riders, closure of the bonus share class variable annuity contracts, and targeted commission reductions for certain fixed indexed annuity products.  For example, risk-managed fund strategies drove over 75% of variable annuity deposits in the second quarter of 2013.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8% for the three and six months ended June 30, 2013, compared to 7% and 8% for the corresponding periods in 2012.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses” herein.  For information on the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2012 Form 10-K.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Insurance Fees
Mortality, expense and other assessments	$389	$323	20%	$753	$643	17%
Surrender charges	4	4	0%	9	10	-10%
DFEL:
Deferrals	(6)	(7)	14%	(11)	(13)	15%
Amortization, net of interest	4	3	33%	9	8	13%
Total insurance fees	$391	$323	21%	$760	$648	17%

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Account Value Information
Variable annuity deposits (1)	$2,812	$1,631	72%	$4,969	$3,103	60%
Increases (decreases) in variable
annuity account values:
Net flows (1)	866	11	NM	1,199	(155)	NM
Change in market value (1)	(224)	(2,154)	90%	3,491	3,390	3%
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	805	696	16%	1,567	1,368	15%
Variable annuity account values (1)	81,764	69,615	17%	81,764	69,615	17%
Average daily variable annuity account
values (1)	82,301	69,222	19%	80,406	69,113	16%
Average daily S&P 500	1,610.39	1,350.01	19%	1,562.91	1,348.13	16%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$222	$237	-6%	$449	$475	-5%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	18	4	NM	22	6	267%
Alternative investments (2)	-	-	NM	-	1	-100%
Surplus investments (3)	33	38	-13%	59	69	-14%
Total net investment income	$273	$279	-2%	$530	$551	-4%

Interest Credited
Amount provided to contract holders	$150	$163	-8%	$294	$329	-11%
DSI deferrals	(2)	(10)	80%	(5)	(18)	72%
Interest credited before DSI
amortization	148	153	-3%	289	311	-7%
DSI amortization	9	10	-10%	21	22	-5%
Total interest credited	$157	$163	-4%	$310	$333	-7%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2013	2012	Change	2013	2012	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.53%	4.86%	(33)	4.59%	4.89%	(30)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.36%	0.07%	29	0.23%	0.06%	17
Alternative investments	0.00%	0.01%	(1)	0.00%	0.01%	(1)
Net investment income yield on
reserves	4.89%	4.94%	(5)	4.82%	4.96%	(14)
Interest rate credited to contract
holders	2.85%	3.03%	(18)	2.81%	3.09%	(28)
Interest rate spread	2.04%	1.91%	13	2.01%	1.87%	14

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Other Information
Fixed annuity deposits (1)	$1,369	$1,236	11%	$2,431	$2,244	8%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	837	690	21%	1,389	1,149	21%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(805)	(696)	-16%	(1,567)	(1,368)	-15%
Reinvested interest credited (1)	177	138	28%	455	408	12%
Fixed annuity account values (1)	21,329	20,762	3%	21,329	20,762	3%
Average fixed account values (1)	21,260	20,668	3%	21,166	20,601	3%
Average invested assets on reserves	19,609	19,554	0%	19,544	19,538	0%

(1)	Includes the fixed portion of variable.

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

Benefits

Benefits for this segment include changes in reserves of immediate annuity account values driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking.  In addition, see footnote 1 under the “Income (Loss) from Operations” table above for a discussion of the increase in benefits.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Commissions and Other Expenses
Commissions:
Deferrable	$188	$132	42%	$330	$243	36%
Non-deferrable	86	70	23%	173	142	22%
General and administrative expenses	106	96	10%	200	193	4%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	-	-	NM	1	-	NM
Taxes, licenses and fees	6	6	0%	16	14	14%
Total expenses incurred, excluding
broker-dealer	386	304	27%	720	592	22%
DAC deferrals	(213)	(149)	-43%	(376)	(273)	-38%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	173	155	12%	344	319	8%
DAC and VOBA amortization, net
of interest:
Unlocking	-	-	NM	2	-	NM
Amortization, net of interest,
excluding unlocking	92	86	7%	194	184	5%
Broker-dealer expenses incurred	90	85	6%	180	175	3%
Total commissions and other
expenses	$355	$326	9%	$720	$678	6%

DAC Deferrals
As a percentage of sales/deposits	5.1%	5.2%		5.1%	5.1%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Insurance fees	$58	$53	9%	$114	$105	9%
Net investment income	211	202	4%	413	399	4%
Other revenues and fees (1)	2	3	-33%	4	6	-33%
Total operating revenues	271	258	5%	531	510	4%
Operating Expenses
Interest credited	117	112	4%	233	223	4%
Benefits	-	-	NM	1	-	NM
Commissions and other expenses	100	96	4%	195	190	3%
Total operating expenses	217	208	4%	429	413	4%
Income (loss) from operations before
taxes	54	50	8%	102	97	5%
Federal income tax expense (benefit)	15	12	25%	27	24	13%
Income (loss) from operations	$39	$38	3%	$75	$73	3%

(1)	Consists primarily of mutual fund account program fees for mid to large employers.

Comparison of the Three Months and Six Months Ended June 30, 2013 to 2012

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven by higher average daily account values (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values); and
•	Higher net investment income, net of interest credited, driven by:
▪	Higher average fixed account values (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and
▪	Higher prepayment and bond make-whole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for more information).

partially offset by:

▪	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 11% for the three and six months ended June 30, 2013, compared to 11% and 12% for the corresponding periods in 2012.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 34% and 38% as of June 30, 2013 and 2012, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses” herein.  For information on the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2012 Form 10-K.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Insurance Fees
Annuity expense assessments	$47	$44	7%	$93	$88	6%
Mutual fund fees	11	9	22%	20	16	25%
Total expense assessments	58	53	9%	113	104	9%
Surrender charges	-	-	NM	1	1	0%
Total insurance fees	$58	$53	9%	$114	$105	9%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$7,373	$6,641	11%	$7,001	$6,167	14%
Gross deposits	366	372	-2%	773	790	-2%
Withdrawals and deaths	(369)	(368)	0%	(779)	(780)	0%
Net flows	(3)	4	NM	(6)	10	NM
Transfers between fixed and variable
accounts	1	-	NM	(13)	(11)	-18%
Investment increase and change in
market value	6	(175)	103%	395	304	30%
Balance as of end-of-period	$7,377	$6,470	14%	$7,377	$6,470	14%

Total Mid – Large Segment:
Balance as of beginning-of-period	$22,776	$19,199	19%	$21,050	$17,435	21%
Gross deposits	1,093	746	47%	2,193	1,666	32%
Withdrawals and deaths	(542)	(395)	-37%	(1,075)	(900)	-19%
Net flows	551	351	57%	1,118	766	46%
Transfers between fixed and variable
accounts	7	(5)	240%	19	(7)	NM
Investment increase and change in market
value	152	(406)	137%	1,299	945	37%
Balance as of end-of-period	$23,486	$19,139	23%	$23,486	$19,139	23%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$16,293	$16,180	1%	$15,880	$15,531	2%
Gross deposits	158	173	-9%	318	346	-8%
Withdrawals and deaths	(369)	(334)	-10%	(749)	(716)	-5%
Net flows	(211)	(161)	-31%	(431)	(370)	-16%
Investment increase and change in
market value	152	(231)	166%	785	627	25%
Balance as of end-of-period	$16,234	$15,788	3%	$16,234	$15,788	3%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$46,442	$42,020	11%	$43,931	$39,133	12%
Gross deposits	1,617	1,291	25%	3,284	2,802	17%
Withdrawals and deaths	(1,280)	(1,097)	-17%	(2,603)	(2,396)	-9%
Net flows	337	194	74%	681	406	68%
Transfers between fixed and variable
accounts	8	(5)	260%	6	(18)	133%
Investment increase and change in
market value	310	(812)	138%	2,479	1,876	32%
Balance as of end-of-period (1)	$47,097	$41,397	14%	$47,097	$41,397	14%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Account Value Information
Variable annuity deposits (1)	$325	$409	-21%	$763	$877	-13%
Increases (decreases) in variable
annuity account values:
Net flows (1)	(157)	(83)	-89%	(242)	(188)	-29%
Change in market value (1)	78	(484)	116%	1,008	773	30%
Transfers from the variable portion
of variable annuity products to
to the fixed portion of variable
annuity products	(69)	(53)	-30%	(147)	(114)	-29%
Variable annuity account values (1)	14,084	13,338	6%	14,084	13,338	6%
Average daily variable annuity account
values (1)	14,311	13,373	7%	14,141	13,481	5%
Average daily S&P 500	1,610.39	1,350.01	19%	1,562.91	1,348.13	16%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$185	$182	2%	$370	$364	2%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	9	1	NM	12	2	NM
Alternative investments (2)	-	1	-100%	-	1	-100%
Surplus investments (3)	17	18	-6%	31	32	-3%
Total net investment income	$211	$202	4%	$413	$399	4%

Interest Credited	$117	$112	4%	$233	$223	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2013	2012	Change	2013	2012	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.01%	5.28%	(27)	5.01%	5.30%	(29)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.24%	0.02%	22	0.17%	0.03%	14
Alternative investments	0.00%	0.02%	(2)	0.00%	0.02%	(2)
Net investment income yield on reserves	5.25%	5.32%	(7)	5.18%	5.35%	(17)
Interest rate credited to contract holders	3.11%	3.22%	(11)	3.13%	3.22%	(9)
Interest rate spread	2.14%	2.10%	4	2.05%	2.13%	(8)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Other Information
Fixed annuity deposits (1)	$365	$346	5%	$808	$716	13%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(98)	(23)	NM	(111)	(58)	-91%
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	69	53	30%	147	114	29%
Reinvested interest credited (1)	118	112	5%	231	222	4%
Fixed annuity account values (1)	15,035	14,003	7%	15,035	14,003	7%
Average fixed account values (1)	14,970	13,903	8%	14,889	13,812	8%
Average invested assets on reserves	14,721	13,800	7%	14,738	13,695	8%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Commissions and Other Expenses
Commissions:
Deferrable	$4	$5	-20%	$8	$10	-20%
Non-deferrable	14	12	17%	28	25	12%
General and administrative expenses	75	75	0%	146	147	-1%
Taxes, licenses and fees	4	3	33%	9	8	13%
Total expenses incurred	97	95	2%	191	190	1%
DAC deferrals	(7)	(9)	22%	(16)	(19)	16%
Total expenses recognized before
amortization	90	86	5%	175	171	2%
DAC and VOBA amortization, net of
interest	10	10	0%	20	19	5%
Total commissions and other
expenses	$100	$96	4%	$195	$190	3%

DAC Deferrals
As a percentage of annuity sales/deposits	1.0%	1.2%		1.0%	1.2%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.  Distribution expenses associated with the sale of mutual fund products are expensed as incurred.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2013, to the corresponding periods in 2012, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales due to changes in sales mix to products with lower commission rates.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Insurance premiums	$119	$114	4%	$232	$222	5%
Insurance fees	534	510	5%	1,066	1,034	3%
Net investment income	625	606	3%	1,211	1,195	1%
Operating realized gain (loss) (1)	-	(1)	100%	2	-	NM
Other revenues and fees	6	6	0%	14	12	17%
Total operating revenues	1,284	1,235	4%	2,525	2,463	3%
Operating Expenses
Interest credited	325	312	4%	644	624	3%
Benefits	500	474	5%	1,005	943	7%
Commissions and other expenses	258	248	4%	508	487	4%
Total operating expenses	1,083	1,034	5%	2,157	2,054	5%
Income (loss) from operations before
taxes	201	201	0%	368	409	-10%
Federal income tax expense (benefit)	66	66	0%	121	134	-10%
Income (loss) from operations	$135	$135	0%	$247	$275	-10%

(1)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended June 30, 2013 to 2012

Income from operations for this segment remained flat as higher insurance fees due to growth in business in force were entirely offset by higher benefits due to higher death claims.

Comparison of the Six Months Ended June 30, 2013 to 2012

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits due to higher death claims; and
•	Higher commissions and other expenses attributable to the effect of favorable unlocking during 2012.

The decrease in income from operations was partially offset by higher insurance fees due to growth in business in force.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”), respectively.  On September 12, 2012, the National Association of Insurance Commissioners (“NAIC”) adopted revisions to AG38.  Effective as of December 31, 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, are subject to a minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  The AG38 revisions did not have a material impact on our total in-force reserves as of adoption.  Reserves on new business written after December 31, 2012, are calculated using a modified formulaic approach.  This approach results in higher reserves that exceed expected economic levels, which increases the surplus strain related to new sales.  However, our insurance subsidiaries are employing strategies to reduce the surplus strain of holding the higher statutory reserves associated with term products and UL products containing secondary guarantees.  As noted below, we have been successful in executing reinsurance solutions to release surplus to Other Operations.  We will continue to manage our present reinsurance solutions and enter into new solutions to minimize the strain on our surplus.

Included in the LOCs issued as of June 30, 2013, was approximately $2.8 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $1.7 billion of such LOCs that will expire in 2031 were issued for UL products containing secondary guarantees.  Approximately $1.1 billion of such LOCs were issued for term business solutions (approximately $175 million will expire in 2018 and approximately $885 million will expire in 2023).  We have also used the proceeds from senior note issuances of approximately $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market alternatives lower the capital effect of term and UL products containing secondary guarantees.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force term and UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures are not available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2012 Form 10-K for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

We expect to manage the effects of spreads on near-term income from operations through portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.

For information on interest rate spreads and interest rate risk, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses” herein.  For information on the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2012 Form 10-K.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Insurance Fees
Mortality assessments	$336	$329	2%	$667	$663	1%
Expense assessments	218	204	7%	431	409	5%
Surrender charges	15	20	-25%	31	43	-28%
DFEL:
Deferrals	(75)	(82)	9%	(152)	(165)	8%
Amortization, net of interest:
Unlocking	-	-	NM	-	(6)	100%
Amortization, net of interest,
excluding unlocking	40	39	3%	89	90	-1%
Total insurance fees	$534	$510	5%	$1,066	$1,034	3%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Sales by Product
UL:
Excluding MoneyGuard® and indexed UL	$30	$41	-27%	$60	$81	-26%
MoneyGuard®	48	41	17%	94	82	15%
Indexed UL	11	10	10%	20	17	18%
Total UL	89	92	-3%	174	180	-3%
VUL	32	12	167%	55	21	162%
COLI and BOLI	39	11	255%	65	22	195%
Term	23	13	77%	39	26	50%
Total sales	$183	$128	43%	$333	$249	34%

Net Flows
Deposits	$1,253	$1,137	10%	$2,494	$2,297	9%
Withdrawals and deaths	(364)	(424)	14%	(758)	(843)	10%
Net flows	$889	$713	25%	$1,736	$1,454	19%

Contract Holder Assessments	$861	$800	8%	$1,689	$1,605	5%

	As of June 30,
	2013	2012	Change
Account Values
UL	$30,025	$28,607	5%
VUL	6,157	5,230	18%
Interest-sensitive whole life	2,264	2,284	-1%
Total account values	$38,446	$36,121	6%

In-Force Face Amount
UL and other	$314,093	$308,763	2%
Term insurance	286,939	273,305	5%
Total in-force face amount	$601,032	$582,068	3%

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

UL products with secondary guarantees represented approximately 15% and 16% of sales for the three and six months ended June 30, 2013, respectively, as compared to approximately 30% for the corresponding periods in 2012.  Changes in the marketplace and continuing efforts to increase sales of higher return products (i.e., pivot products) in a low interest rate environment are resulting in a shift in our business mix to products like VUL, indexed UL and term that are not primarily focused upon secondary guarantees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Net Investment Income
Fixed maturity securities, mortgage
loans on real estate and other, net
of investment expenses	$558	$547	2%	$1,112	$1,089	2%
Commercial mortgage loan
prepayment and bond make-whole
premiums (1)	15	6	150%	18	8	125%
Alternative investments (2)	16	13	23%	16	27	-41%
Surplus investments (3)	36	40	-10%	65	71	-8%
Total net investment income	$625	$606	3%	$1,211	$1,195	1%

Interest Credited	$325	$312	4%	$644	$624	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2013	2012	Change	2013	2012	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.57%	5.80%	(23)	5.59%	5.80%	(21)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.15%	0.07%	8	0.09%	0.05%	4
Alternative investments	0.18%	0.15%	3	0.09%	0.16%	(7)
Net investment income yield
on reserves	5.90%	6.02%	(12)	5.77%	6.01%	(24)
Interest rate credited to contract holders	3.92%	3.93%	(1)	3.92%	3.95%	(3)
Interest rate spread	1.98%	2.09%	(11)	1.85%	2.06%	(21)
Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.61%	5.79%	(17)	5.66%	5.76%	(10)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.12%	0.04%	7	0.09%	0.02%	6
Alternative investments	0.00%	0.02%	(2)	0.00%	0.01%	(1)
Net investment income yield
on reserves	5.73%	5.85%	(12)	5.75%	5.79%	(5)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$35,678	$33,529	6%	$35,385	$33,279	6%
Account values - universal and whole life	32,738	31,450	4%	32,565	31,330	4%
Attributable to traditional products:
Invested assets on reserves	4,399	4,273	3%	4,376	4,278	2%

A portion of the investment income earned for this segment is credited to contract holder accounts.  Statutory reserves will typically grow at a faster rate than account values because of the AG38 reserve requirements.  Invested assets are based upon the statutory reserve liabilities and are affected by various reserve adjustments, including financing transactions providing relief from AG38 reserve requirements. These financing transactions lead to a transfer of invested assets from this segment to Other Operations.  We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts.  We use our investment income to offset the earnings effect of the associated growth of our policy reserves for traditional products.  Commercial mortgage loan prepayments and bond make-whole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Benefits
Death claims direct and assumed	$769	$777	-1%	$1,634	$1,580	3%
Death claims ceded	(348)	(370)	6%	(753)	(785)	4%
Reserves released on death	(128)	(136)	6%	(267)	(242)	-10%
Net death benefits	293	271	8%	614	553	11%
Change in secondary guarantee life
insurance product reserves:
Unlocking	-	-	NM	-	9	-100%
Change in reserves, excluding
unlocking	116	126	-8%	248	245	1%
Other benefits (1)	91	77	18%	143	136	5%
Total benefits	$500	$474	5%	$1,005	$943	7%

Death claims per $1,000 of in-force	1.96	1.87	5%	2.06	1.91	8%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Commissions and Other Expenses
Commissions	$146	$126	16%	$285	$256	11%
General and administrative expenses	117	116	1%	231	240	-4%
Expenses associated with reserve
financing	18	16	13%	36	32	13%
Taxes, licenses and fees	32	35	-9%	68	69	-1%
Total expenses incurred	313	293	7%	620	597	4%
DAC and VOBA deferrals	(166)	(143)	-16%	(322)	(289)	-11%
Total expenses recognized before
amortization	147	150	-2%	298	308	-3%
DAC and VOBA amortization, net of
interest:
Unlocking	-	-	NM	-	(33)	100%
Amortization, net of interest,
excluding unlocking	110	97	13%	208	210	-1%
Other intangible amortization	1	1	0%	2	2	0%
Total commissions and
other expenses	$258	$248	4%	$508	$487	4%

DAC and VOBA Deferrals
As a percentage of sales	90.7%	111.7%		96.7%	116.1%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the lives of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2013, to the corresponding periods in 2012, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales due to changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Insurance premiums	$531	$495	7%	$1,039	$958	8%
Net investment income	42	42	0%	81	81	0%
Other revenues and fees	2	3	-33%	5	4	25%
Total operating revenues	575	540	6%	1,125	1,043	8%
Operating Expenses
Interest credited	1	1	0%	1	2	-50%
Benefits	397	368	8%	781	718	9%
Commissions and other expenses	143	129	11%	286	257	11%
Total operating expenses	541	498	9%	1,068	977	9%
Income (loss) from operations before
taxes	34	42	-19%	57	66	-14%
Federal income tax expense (benefit)	12	15	-20%	20	23	-13%
Income (loss) from operations	$22	$27	-19%	$37	$43	-14%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Income (Loss) from Operations by
Product Line
Life	$6	$10	-40%	$5	$13	-62%
Disability	16	17	-6%	30	30	0%
Dental	(1)	(1)	0%	(1)	(2)	50%
Total non-medical	21	26	-19%	34	41	-17%
Medical	1	1	0%	3	2	50%
Income (loss) from operations	$22	$27	-19%	$37	$43	-14%

Comparison of the Three and Six Months Ended June 30, 2013 to 2012

Income from operations for this segment decreased due primarily to the following:

•	Unfavorable mortality experience within our group life business; and
•	Higher commissions and other expenses attributable to an increase in business and strategic investments in sales and distribution processes and technology platforms.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Insurance Premiums by Product Line
Life	$210	$191	10%	$415	$377	10%
Disability	222	203	9%	441	402	10%
Dental	50	47	6%	101	93	9%
Total non-medical	482	441	9%	957	872	10%
Medical	49	54	-9%	82	86	-5%
Total insurance premiums	$531	$495	7%	$1,039	$958	8%

Sales	$95	$89	7%	$167	$156	7%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Benefits and Interest Credited by
Product Line
Life	$162	$143	13%	$326	$289	13%
Disability	156	142	10%	307	281	9%
Dental	37	36	3%	77	74	4%
Total non-medical	355	321	11%	710	644	10%
Medical	43	48	-10%	72	76	-5%
Total benefits and interest credited	$398	$369	8%	$782	$720	9%

Loss Ratios by Product Line
Life	77.1%	75.0%		78.6%	76.6%
Disability	70.1%	69.6%		69.6%	69.8%
Dental	74.1%	76.5%		75.7%	79.2%
Total non-medical	73.5%	72.7%		74.1%	73.8%
Medical	88.8%	89.7%		89.0%	88.9%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Commissions and Other Expenses
Commissions	$62	$53	17%	$125	$107	17%
General and administrative expenses	77	69	12%	144	130	11%
Taxes, licenses and fees	13	13	0%	26	25	4%
Total expenses incurred	152	135	13%	295	262	13%
DAC deferrals	(18)	(17)	-6%	(33)	(28)	-18%
Total expenses recognized before
amortization	134	118	14%	262	234	12%
DAC and VOBA amortization, net of
interest	9	11	-18%	24	23	4%
Total commissions and
other expenses	$143	$129	11%	$286	$257	11%

DAC Deferrals
As a percentage of insurance premiums	3.4%	3.4%		3.2%	2.9%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Insurance premiums	$-	$3	-100%	$1	$4	-75%
Net investment income	63	68	-7%	129	137	-6%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%	36	36	0%
Media revenues (net)	19	21	-10%	35	38	-8%
Other revenues and fees	2	3	-33%	2	4	-50%
Total operating revenues	102	113	-10%	203	219	-7%
Operating Expenses
Interest credited	28	30	-7%	55	61	-10%
Benefits	29	35	-17%	56	63	-11%
Media expenses	15	16	-6%	29	32	-9%
Other expenses	26	15	73%	52	36	44%
Interest and debt expense	65	68	-4%	129	135	-4%
Total operating expenses	163	164	-1%	321	327	-2%
Income (loss) from operations before
taxes	(61)	(51)	-20%	(118)	(108)	-9%
Federal income tax expense (benefit)	(21)	(12)	-75%	(41)	(35)	-17%
Income (loss) from operations	$(40)	$(39)	-3%	$(77)	$(73)	-5%

Comparison of the Three and Six Months Ended June 30, 2013 to 2012

Loss from operations for Other Operations increased due primarily to growth in other expenses driven by an increase in our stock price and its effect on our deferred compensation plans (see “Other Expenses” below for more information), partially offset by lower interest and debt expense driven by a decline in both average balances of outstanding debt and rates.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
General and administrative expenses:
Legal	$-	$-	NM	$1	$1	0%
Branding	10	9	11%	13	17	-24%
Other (1)	23	13	77%	46	27	70%
Total general and administrative	33	22	50%	60	45	33%
expenses
Taxes, licenses and fees	(4)	(4)	0%	(3)	(3)	0%
Inter-segment reimbursement
associated with reserve financing
and LOC expenses (2)	(3)	(3)	0%	(5)	(6)	17%
Total other expenses	$26	$15	73%	$52	$36	44%

(1)

Includes expenses that are corporate in nature including charitable contributions, the portion of our deferred compensation plan expense attributable to participants’ selection of LNC stock as the measure for their investment return and other expenses not allocated to our business segments.

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Components of Realized Gain (Loss),
Pre-Tax
Total operating realized gain (loss)	$34	$25	36%	$66	$52	27%
Total excluded realized gain (loss)	(51)	18	NM	(142)	(95)	-49%
Total realized gain (loss), pre-tax	$(17)	$43	NM	$(76)	$(43)	-77%

Reconciliation of Excluded Realized
Gain (Loss) Net of Benefit Ratio
Unlocking, After-Tax
Total excluded realized gain (loss)	$(33)	$12	NM	$(92)	$(61)	-51%
Benefit ratio unlocking	(2)	(10)	80%	12	13	-8%
Excluded realized gain (loss) net of
benefit ratio unlocking, after-tax	$(35)	$2	NM	$(80)	$(48)	-67%

Components of Excluded Realized
Gain (Loss) Net of Benefit Ratio
Unlocking, After-Tax
Realized gain (loss) related to certain
investments	$(16)	$(33)	52%	$(26)	$(64)	59%
Gain (loss) on the mark-to-market on
certain instruments	(6)	(12)	50%	-	25	-100%
Variable annuity net derivatives results:
Hedge program performance, including
unlocking for GLB reserves hedged	5	(38)	113%	7	(20)	135%
GLB NPR component	(16)	86	NM	(51)	2	NM
Total variable annuity net derivatives
results	(11)	48	NM	(44)	(18)	NM
Indexed annuity forward-starting option	(2)	(1)	-100%	(10)	9	NM
Excluded realized gain (loss) net of
benefit ratio unlocking, after-tax	$(35)	$2	NM	$(80)	$(48)	-67%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended June 30, 2013 to 2012

We had realized losses during 2013 as compared to gains during 2012 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Losses on variable annuity net derivatives results during 2013 attributable primarily to an unfavorable GLB NPR component due to our associated reserves declining (see “Variable Annuity Net Derivative Results” below for more discussion) along with the widening of our spreads, partially offset by less volatile capital markets resulting in favorable hedge program performance.

The realized losses were partially offset by the following:

•	Lower gross realized losses related to certain investments during 2013 originating from asset sales to reposition the investment portfolio; and
•	General improvement in the credit markets during 2013 leading to a decline in OTTI.

Comparison of the Six Months Ended June 30, 2013 to 2012

We had higher realized losses during 2013 as compared to 2012 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Higher losses on variable annuity net derivatives results during 2013 attributable to a narrowing of our credit spreads during 2013 resulting in an unfavorable GLB NPR component, partially offset by less volatile capital markets during 2013 resulting in favorable hedge program performance; and

•	Losses on the mark-to-market on certain instruments during 2013 attributable primarily to an increase in interest rates leading to a decrease in the value of our trading securities.

The higher realized losses were partially offset by the following:

•	Lower gross realized losses related to certain investments during 2013 originating from asset sales to reposition the investment portfolio; and
•	General improvement in the credit markets during 2013 leading to a decline in OTTI.

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

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2012 Form 10-K for a discussion of the mark-to-market on certain instruments and Note 3 for information about consolidated variable interest entities (“VIEs”).

Variable Annuity Net Derivatives Results

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2012 Form 10-K for a discussion of our variable annuity net derivatives results.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Variable annuity hedge program assets	$811	$1,240	$1,944	$2,280	$2,710

Variable annuity reserves - asset (liability):
Embedded derivative reserves, pre-NPR	$318	$(200)	$(975)	$(1,432)	$(2,126)
NPR	(26)	1	66	81	200
Embedded derivative reserves	292	(199)	(909)	(1,351)	(1,926)
Insurance benefit reserves	(226)	(204)	(209)	(201)	(138)
Total variable annuity reserves - asset (liability)	$66	$(403)	$(1,118)	$(1,552)	$(2,064)

10-year credit default swap (“CDS”) spread	1.89%	1.86%	2.34%	2.40%	3.48%
NPR factor related to 10-year CDS spread	0.21%	0.19%	0.26%	0.29%	0.45%

Our embedded derivative reserves were in an asset position as of June 30, 2013, as we estimated the present value of future benefits to be less than the future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of June 30, 2013:

Hypothetical
Effect
NPR factor:
Down 21 basis points	$(150)
Up 20 basis points	55

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

Indexed Annuity Forward-Starting Option

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2012 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Investments
AFS securities:
Fixed maturity	$80,235	$82,036	83.4%	82.8%
VIEs' fixed maturity	698	708	0.7%	0.7%
Total fixed maturity	80,933	82,744	84.1%	83.5%
Equity	209	157	0.2%	0.1%
Trading securities	2,391	2,554	2.5%	2.6%
Mortgage loans on real estate	7,033	7,029	7.3%	7.1%
Real estate	60	65	0.1%	0.1%
Policy loans	2,700	2,766	2.8%	2.8%
Derivative investments	1,683	2,652	1.8%	2.7%
Alternative investments	975	869	1.0%	0.9%
Other investments	183	229	0.2%	0.2%
Total investments	$96,167	$99,065	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Form 10-K.

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

	As of June 30, 2013
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,258	$729	$120	$9,867	12.2%
Basic industry	4,506	229	134	4,601	5.7%
Capital goods	4,639	345	62	4,922	6.1%
Communications	3,986	319	59	4,246	5.2%
Consumer cyclical	4,248	297	94	4,451	5.5%
Consumer non-cyclical	9,741	844	98	10,487	13.0%
Energy	6,382	524	108	6,798	8.4%
Technology	2,584	139	55	2,668	3.3%
Transportation	1,780	124	8	1,896	2.3%
Industrial other	915	63	6	972	1.2%
Utilities	12,592	1,101	162	13,531	16.6%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	2,039	197	-	2,236	2.8%
Non-agency backed	1,090	34	42	1,082	1.3%
Mortgage pass through securities ("MPTS"):
Agency backed	1,686	81	8	1,759	2.2%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	857	46	20	883	1.1%
Asset-backed securities ("ABS"):
CDOs	149	-	2	147	0.2%
Commercial real estate ("CRE") CDOs	25	-	7	18	0.0%
Credit card	670	30	-	700	0.9%
Home equity	731	18	90	659	0.8%
Manufactured housing	64	6	-	70	0.1%
Auto loan	2	-	-	2	0.0%
Other	381	25	5	401	0.5%
Municipals:
Taxable	3,586	441	16	4,011	5.0%
Tax-exempt	36	1	-	37	0.0%
Government and government agencies:
United States	1,367	153	9	1,511	1.9%
Foreign	1,700	142	16	1,826	2.3%
Hybrid and redeemable preferred securities	1,134	90	73	1,151	1.4%
Total fixed maturity AFS securities	76,149	5,978	1,194	80,933	100.0%
Equity AFS Securities	192	18	1	209
Total AFS securities	76,341	5,996	1,195	81,142
Trading Securities (1)	2,088	314	11	2,391
Total AFS and trading securities	$78,429	$6,310	$1,206	$83,533

	As of December 31, 2012
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,216	$1,102	$77	$10,241	12.3%
Basic industry	3,910	459	14	4,355	5.3%
Capital goods	4,650	573	19	5,204	6.3%
Communications	3,695	550	12	4,233	5.1%
Consumer cyclical	3,817	481	30	4,268	5.2%
Consumer non-cyclical	9,250	1,474	3	10,721	13.0%
Energy	5,726	884	4	6,606	8.0%
Technology	2,172	227	7	2,392	2.9%
Transportation	1,540	194	1	1,733	2.1%
Industrial other	1,000	98	1	1,097	1.3%
Utilities	11,874	1,762	19	13,617	16.4%
CMOs:
Agency backed	2,427	274	-	2,701	3.3%
Non-agency backed	1,199	42	63	1,178	1.4%
MPTS:
Agency backed	2,136	155	-	2,291	2.8%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	970	68	35	1,003	1.2%
ABS:
CDOs	161	2	2	161	0.2%
CRE CDOs	28	-	9	19	0.0%
Credit card	668	45	-	713	0.9%
Home equity	775	8	138	645	0.8%
Manufactured housing	70	6	-	76	0.1%
Auto loan	4	-	-	4	0.0%
Other	322	30	-	352	0.4%
Municipals:
Taxable	3,510	810	7	4,313	5.2%
Tax-exempt	36	4	-	40	0.0%
Government and government agencies:
United States	1,408	238	-	1,646	2.0%
Foreign	1,649	270	2	1,917	2.3%
Hybrid and redeemable preferred securities	1,181	106	70	1,217	1.5%
Total fixed maturity AFS securities	73,395	9,862	513	82,744	100.0%
Equity AFS Securities	137	22	2	157
Total AFS securities	73,532	9,884	515	82,901
Trading Securities (1)	2,127	439	12	2,554
Total AFS and trading securities	$75,659	$10,323	$527	$85,455

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2013			As of December 31, 2012
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$42,166	$45,736	56.5%	$41,477	$47,913	57.9%
2	Baa	29,956	31,325	38.7%	27,914	30,995	37.5%
Total investment grade securities		72,122	77,061	95.2%	69,391	78,908	95.4%

Below Investment Grade Securities
3	Ba	2,559	2,549	3.2%	2,425	2,468	2.9%
4	B	1,078	999	1.2%	1,171	1,070	1.3%
5	Caa and lower	302	255	0.3%	331	246	0.3%
6	In or near default	88	69	0.1%	77	52	0.1%
Total below investment grade securities		4,027	3,872	4.8%	4,004	3,836	4.6%
Total fixed maturity AFS securities		$76,149	$80,933	100.0%	$73,395	$82,744	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.3%	4.8%		5.5%	4.6%

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

We have identified select countries in Europe that are currently experiencing stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain, Hungary, Cyprus and Slovenia.  These countries were identified due to high credit spreads and political and economic uncertainty.  Our exposure was determined by country of risk, defined as the country where the issuer primarily conducts business, unless another company is deemed to have control.  Our investments by country as of June 30, 2013, are presented below (in millions):

	Amortized Cost				Fair Value
	Sovereign	Financial	Other	Total	Sovereign	Financial	Other	Total
Spain	$-	$-	$294	$294	$-	$-	$319	$319
Ireland	-	7	209	216	-	11	207	218
Italy	3	-	140	143	3	-	153	156
Portugal	-	-	40	40	-	-	39	39
Total	$3	$7	$683	$693	$3	$11	$718	$732

We have no exposure to any issuers in Greece, Hungary, Cyprus or Slovenia.

We manage European and other investment risks through our internal investment department and outside asset managers.  The risk management is focused on monitoring spreads, pricing and monitoring of global economic developments.

As of June 30, 2013, and December 31, 2012,  89.2%  and 68.7%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 4 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of June 30, 2013,  increased $680 million.  As more fully described in Note 1 in our 2012 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of June 30, 2013, does not represent OTTI as:  (i) we do not intend to sell these debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of June 30, 2013, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$197	$20	1 to 40	20	13.3%	8.7%
Hybrid and redeemable
preferred securities	325	73	1 to 53	26	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $98.7 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $85.7 billion as of June 30, 2013.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $63.0 billion, excluding consolidated VIEs in the amount of $698 million, as of June 30, 2013, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2012 Form 10-K and Note 4 for additional discussion.

As of June 30, 2013, and December 31, 2012, the estimated fair value for all private placement securities was $12.5 billion and $12.0 billion, respectively, representing 13% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 3 in this report and Note 4 in our 2012 Form 10-K.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

See “Consolidated Investments – Mortgage-Backed Securities” in our 2012 Form 10-K for a discussion of our MBS.

Our RMBS had a market value of $5.3 billion and an unrealized gain of $272 million, or 5%, as of June 30, 2013.

The market value of AFS securities and trading securities backed by subprime loans was $462 million and represented less than 1% of our total investment portfolio as of June 30, 2013.  AFS securities represented $448 million, or 97%, and trading securities represented $14 million, or 3%, of the subprime exposure as of June 30, 2013.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2013:

	Prime Agency		Prime/ Non-Agency		Alt-A		Subprime		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$3,996	$3,726	$660	$652	$420	$436	$2	$2	$5,078	$4,816
ABS home equity	3	3	-	-	210	225	446	503	659	731
Total by type (1)(2)	$3,999	$3,729	$660	$652	$630	$661	$448	$505	$5,737	$5,547

Rating
AAA	$3,962	$3,695	$1	$1	$-	$-	$17	$17	$3,980	$3,713
AA	25	23	7	7	8	8	22	22	62	60
A	12	11	15	14	29	29	70	71	126	125
BBB	-	-	61	60	63	63	24	24	148	147
BB and below	-	-	576	570	530	561	315	371	1,421	1,502
Total by rating (1)(2)(3)	$3,999	$3,729	$660	$652	$630	$661	$448	$505	$5,737	$5,547

Origination Year
2004 and prior	$753	$688	$119	$117	$198	$204	$182	$200	$1,252	$1,209
2005	585	533	117	123	215	221	188	209	1,105	1,086
2006	141	129	132	124	171	187	74	91	518	531
2007	761	694	292	288	46	49	3	3	1,102	1,034
2008	116	106	-	-	-	-	-	-	116	106
2009	638	601	-	-	-	-	1	2	639	603
2010	588	562	-	-	-	-	-	-	588	562
2011	270	263	-	-	-	-	-	-	270	263
2012	92	96							92	96
2013	55	57	-	-	-	-	-	-	55	57
Total by origination
year (1)(2)	$3,999	$3,729	$660	$652	$630	$661	$448	$505	$5,737	$5,547

Total AFS RMBS as a
percentage of total
AFS securities									7.1%	7.3%

Total prime/non-agency,
Alt-A and subprime
as a percentage of
total AFS securities									2.1%	2.4%

(1)

Does not include the fair value of trading securities totaling $196 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $196 million in trading securities consisted of $173 million prime, $10 million Alt-A and $13 million subprime.

(2)

Does not include the amortized cost of trading securities totaling $187 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $187 million in trading securities consisted of $163 million prime, $10 million Alt-A and $14 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2013:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$840	$805	$43	$52	$-	$-	$883	$857
CRE CDOs	-	-	-	-	18	25	18	25
Total by type (1)(2)	$840	$805	$43	$52	$18	$25	$901	$882

Rating
AAA	$534	$507	$13	$13	$-	$-	$547	$520
AA	47	45	10	10	-	-	57	55
A	103	96	7	6	-	-	110	102
BBB	78	76	6	6	6	7	90	89
BB and below	78	81	7	17	12	18	97	116
Total by rating (1)(2)(3)	$840	$805	$43	$52	$18	$25	$901	$882

Origination Year
2004 and prior	$232	$227	$23	$23	$3	$3	$258	$253
2005	265	248	20	29	6	7	291	284
2006	132	125	-	-	9	15	141	140
2007	57	51	-	-	-	-	57	51
2010	58	54	-	-	-	-	58	54
2013	96	100	-	-	-	-	96	100
Total by origination year (1)(2)	$840	$805	$43	$52	$18	$25	$901	$882

Total AFS securities backed
by pools of commercial
mortgages as a percentage
of total AFS securities							1.1%	1.2%

(1)

Does not include the fair value of trading securities totaling $12 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $12 million in trading securities consisted of $9 million CMBS and $3 million CRE CDOs.

(2)

Does not include the amortized cost of trading securities totaling $12 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $12 million in trading securities consisted of $9 million CMBS and $3 million CRE CDOs.

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

As of June 30, 2013, the amortized cost and fair value of our AFS exposure to Monoline insurers was $583 million and $597 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions) as of June 30, 2013, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$883	5.0%	$1,013	5.4%	$130	10.8%
Electric	1,802	10.3%	1,912	10.2%	110	9.2%
ABS	641	3.7%	745	4.0%	104	8.7%
Metals and mining	973	5.6%	1,054	5.6%	81	6.8%
Technology	1,069	6.1%	1,124	6.0%	55	4.6%
Independent	822	4.7%	873	4.7%	51	4.3%
CMO	698	4.0%	748	4.0%	50	4.2%
Food and beverage	852	4.9%	895	4.8%	43	3.6%
Chemicals	770	4.4%	808	4.3%	38	3.2%
Pipelines	487	2.8%	520	2.8%	33	2.8%
Retailers	318	1.8%	351	1.9%	33	2.8%
Diversified manufacturing	464	2.7%	494	2.6%	30	2.5%
Oil field services	541	3.1%	570	3.1%	29	2.4%
Media - non-cable	455	2.6%	482	2.6%	27	2.3%
Healthcare	546	3.1%	572	3.1%	26	2.2%
Property and casualty	190	1.1%	213	1.1%	23	1.9%
Integrated	337	1.9%	359	1.9%	22	1.8%
Consumer cyclical services	325	1.9%	346	1.9%	21	1.8%
CMBS	219	1.3%	239	1.3%	20	1.7%
Local authorities	305	1.7%	325	1.7%	20	1.7%
Entertainment	301	1.7%	320	1.7%	19	1.6%
Owned no guarantee	233	1.3%	252	1.3%	19	1.6%
Media - cable	299	1.7%	317	1.7%	18	1.5%
Health insurance	205	1.2%	221	1.2%	16	1.3%
Pharmaceuticals	292	1.7%	307	1.6%	15	1.3%
Paper	173	1.0%	187	1.0%	14	1.2%
Distributors	333	1.9%	346	1.9%	13	1.1%
Consumer products	185	1.1%	197	1.1%	12	1.0%
Aerospace/defense	147	0.8%	158	0.8%	11	0.9%
Industries with unrealized losses
less than $10 million	2,622	14.9%	2,734	14.7%	112	9.2%
Total by industry	$17,487	100.0%	$18,682	100.0%	$1,195	100.0%

Total by industry as a percentage
of total AFS securities	21.6%		24.5%		100.0%

As of June 30, 2013, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $509 million and $381 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$7,021	99.8%	$7,009	99.7%
Delinquent and in foreclosure (1)	12	0.2%	20	0.3%
Total mortgage loans on real estate	$7,033	100.0%	$7,029	100.0%

(1)	As of June 30, 2013, and December 31, 2012, there were 4 and 6 mortgage loans on real estate that were delinquent and in foreclosure, respectively.

	As of	As of
	June 30,	December 31,
	2013	2012
By Segment
Annuities	$1,423	$1,390
Retirement Plan Services	1,294	1,243
Life Insurance	3,693	3,737
Group Protection	274	275
Other Operations	349	384
Total mortgage loans on real estate	$7,033	$7,029

	As of June 30, 2013			As of June 30, 2013
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,051	29.1%	CA	$1,627	22.9%
Industrial	1,674	23.8%	TX	621	8.8%
Retail	1,579	22.5%	MD	489	7.0%
Apartment	1,352	19.2%	VA	313	4.5%
Mixed use	169	2.4%	NC	308	4.4%
Other commercial	120	1.7%	NY	304	4.3%
Hotel/Motel	88	1.3%	GA	257	3.7%
Total	$7,033	100.0%	FL	237	3.4%
			TN	236	3.4%
Geographic Region			WA	236	3.4%
Pacific	$2,021	28.8%	PA	215	3.1%
South Atlantic	1,705	24.2%	AZ	209	3.0%
East North Central	703	10.0%	OH	195	2.8%
West South Central	638	9.1%	IN	191	2.7%
Middle Atlantic	606	8.6%	NV	163	2.3%
Mountain	533	7.6%	IL	158	2.2%
East South Central	392	5.6%	OR	158	2.2%
West North Central	319	4.5%	MN	147	2.1%
New England	116	1.6%	Other states under 2%	969	13.8%
Total	$7,033	100.0%	Total	$7,033	100.0%

	As of June 30, 2013			As of June 30, 2013
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$1,654	23.5%	2013	$112	1.6%
2005	662	9.3%	2014	333	4.7%
2006	597	8.5%	2015	510	7.3%
2007	788	11.2%	2016	478	6.8%
2008	729	10.4%	2017	698	9.9%
2009	143	2.0%	2018 and thereafter	4,902	69.7%
2010	300	4.3%	Total	$7,033	100.0%
2011	848	12.1%
2012	891	12.7%
2013	421	6.0%
Total	$7,033	100.0%

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

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

As of June 30, 2013, and December 31, 2012, there were 5 and 10 impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2013, was $11 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2013, was $1 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2012, was $20 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2012, was $7 million.  See Note 1 in our 2012 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Annuities	$6	$13	-54%	$8	$19	-58%
Retirement Plan Services	3	7	-57%	4	10	-60%
Life Insurance	21	25	-16%	22	46	-52%
Group Protection	2	4	-50%	3	5	-40%
Other Operations	-	1	-100%	-	1	-100%
Total (1)	$32	$50	-36%	$37	$81	-54%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2013, and December 31, 2012, alternative investments included investments in 102 and 98 different partnerships, respectively, and the portfolio represented 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

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

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Annuities	$1	$1	0%	$2	$5	-60%
Retirement Plan Services	-	-	NM	1	2	-50%
Life Insurance	4	10	-60%	6	23	-74%
Group Protection	-	-	NM	-	2	-100%
Total	$5	$11	-55%	$9	$32	-72%

Non-Income Producing Investments

As of June 30, 2013, and December 31, 2012, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $15 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Fixed maturity AFS securities	$991	$980	1%	$1,978	$1,949	1%
Equity AFS securities	1	1	0%	3	3	0%
Trading securities	35	37	-5%	70	75	-7%
Mortgage loans on real estate	97	100	-3%	195	201	-3%
Real estate	4	4	0%	7	8	-13%
Policy loans	39	42	-7%	77	87	-11%
Invested cash	1	1	0%	2	2	0%
Commercial mortgage loan
prepayment and bond
make-whole premiums (1)	45	12	275%	58	18	222%
Alternative investments (2)	32	50	-36%	37	81	-54%
Consent fees	-	1	-100%	1	1	0%
Other investments	(1)	(6)	83%	(4)	(11)	64%
Investment income	1,244	1,222	2%	2,424	2,414	0%
Investment expense	(31)	(25)	-24%	(61)	(52)	-17%
Net investment income	$1,213	$1,197	1%	$2,363	$2,362	0%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2013	2012	Change	2013	2012	Change
Interest Rate Yield
Fixed maturity securities, mortgage
loans on real estate and other,
net of investment expenses	5.14%	5.34%	(20)	5.14%	5.37%	(23)
Commercial mortgage loan
prepayment and bond
make-whole premiums	0.21%	0.06%	15	0.13%	0.04%	9
Alternative investments	0.14%	0.24%	(10)	0.08%	0.19%	(11)
Net investment income yield
on invested assets	5.49%	5.64%	(15)	5.35%	5.60%	(25)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Average invested assets at amortized cost	$88,363	$84,958	4%	$88,363	$84,420	5%

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

The increase in prepayment and make-whole premiums when comparing 2013 to 2012 was attributable primarily to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Fixed maturity AFS securities:
Gross gains	$4	$3	33%	$11	$8	38%
Gross losses	(25)	(49)	49%	(43)	(112)	62%
Equity AFS securities:
Gross gains	-	-	NM	6	1	NM
Gross losses	(1)	-	NM	(1)	-	NM
Gain (loss) on other investments	1	(5)	120%	(1)	2	NM
Associated amortization of DAC, VOBA,
DSI, and DFEL and changes in other
contract holder funds	(4)	-	NM	(11)	2	NM
Total realized gain (loss) related to
certain investments, pre-tax	$(25)	$(51)	51%	$(39)	$(99)	61%

Amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds reflects an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized loss reflecting the incremental effect of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments could create volatility in net realized gains and losses.  The write-down for impairments includes both credit-related and interest rate-related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2013 and 2012, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(7)	$(10)	30%	$(10)	$(29)	66%
RMBS	(5)	(14)	64%	(16)	(32)	50%
CMBS	(12)	(16)	25%	(14)	(36)	61%
CDOs	-	-	NM	(1)	-	NM
Gross OTTI recognized in net income (loss)
income (loss)	(24)	(40)	40%	(41)	(97)	58%
Associated amortization of DAC, VOBA,
DSI and DFEL	5	7	-29%	8	17	-53%
Net OTTI recognized in net
income (loss), pre-tax	$(19)	$(33)	42%	$(33)	$(80)	59%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$1	$21	-95%	$7	$79	-91%
Change in DAC, VOBA, DSI and DFEL	-	(4)	100%	(1)	(12)	92%
Net portion of OTTI recognized in
OCI, pre-tax	$1	$17	-94%	$6	$67	-91%

The decrease in write-downs for OTTI when comparing the first six months of 2013 to the same period in 2012 was attributable to declines in write-downs for OTTI on corporate bonds and structured holdings.  The improvements of the write-downs for OTTI on our RMBS and CMBS holdings were primarily attributable to gradual recovery in both residential and commercial real estate markets.  The write-downs of our structured holdings were due primarily to idiosyncratic risk that affected individual securities rather than overall market weakness.

The $48 million of impairments taken during the first six months of 2013 were split between $41 million of credit-related impairments and $7 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of continued weakness within the residential and commercial real estate market that affected select holdings.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $55 million and $614 million for the first six months of 2013 and 2012, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first six months of 2013, our payables for collateral on derivative investments decreased by $1.1 billion as rising interest rates and equity markets and less volatility lowered the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 5.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company ("LNL")	$150	$200	-25%	$300	$350	-14%
First Penn-Pacific	40	-	NM	40	-	NM

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	30	31	-3%	43	64	-33%
	$220	$231	-5%	$383	$414	-7%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes
on) stock option exercises and restricted
stock	$1	$(3)	133%	$(3)	$(3)	0%

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

Subsidiaries’ Statutory Reserving and Surplus

For discussion of our strategies to lessen the burden of increased AG38 and XXX statutory reserves associated with UL products containing secondary guarantees and certain other products on our insurance subsidiaries, see “Results of Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain.”

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Six Months Ended June 30, 2013
			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$200	$-	$(200)	$-	$506	$506

Long-Term Debt
Senior notes	$3,978	$-	$-	$(129)	$(510)	$3,339
Bank borrowing (3)	-	-	250	-	-	250
Federal Home Loan Bank of
Indianapolis advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	-	1,211
Total long-term debt	$5,439	$-	$250	$(129)	$(510)	$5,050

(1)	Includes non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.
(2)

As of June 30, 2013, consisted of a $300 million 4.75% fixed rate senior note maturing on January 30, 2014, and a $200 million 4.75% fixed rate senior note maturing on February 15, 2014.  We expect to pre-fund up to $350 million of the maturing debt prior to the end of 2013.

(3)	On June 6, 2013, we refinanced a $200 million floating rate loan that was scheduled to mature on July 18, 2013, into a $250 million floating rate loan maturing on June 6, 2018.

The specific resources or combination of resources that we will use to meet the maturities mentioned above will depend upon, among other things, the financial market conditions present at the time of maturity.  As of June 30, 2013, the holding company had available liquidity of $693 million.  Available liquidity consists of cash and cash equivalents, excluding cash held as collateral, investments maturing in one year or less at origination and receivables under the inter-company cash management program, less payables under the inter-company cash management program, payables from purchases of securities not settled as of the balance sheet date and commercial paper outstanding.

Effective as of May 29, 2013, we entered into a credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for the issuance of LOCs of up to $2.5 billion and borrowing of up to $2.5 billion, $1.75 billion of which is available only to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of May 29, 2018.  The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance.  LOCs are used primarily to satisfy the U.S. regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies, as discussed above in “Results of Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain,” and our domestic clients of the business sold through reinsurance.

The credit facility contains or includes:

•

Customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets;

•

Financial covenants including maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.4 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00; and

•	Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of June 30, 2013, we were in compliance with all such covenants.

This credit facility replaced our previous four-year credit facility dated as of June 10, 2011, that was scheduled to expire on June 10, 2015.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12 in our 2012 Form 10-K.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1

(S&P/Moody’s) as of June 30, 2013.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  During the second quarter of 2013, Moody’s upgraded the financial strength ratings of our principal insurance subsidiaries from A2 to A1. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2012 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2012 Form 10-K for additional information on our financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2012 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  The holding company had an outstanding payable of $54 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of June 30, 2013.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and cash equivalents.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of June 30, 2013, our insurance subsidiaries had investments with a carrying value of $2.8 billion out on loan or subject to reverse-repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Common dividends to stockholders	$32	$23	39%	$65	$46	41%
Repurchase of common stock	150	150	0%	250	300	-17%
Total cash returned to stockholders	$182	$173	5%	$315	$346	-9%

Number of shares repurchased	4.324	6.474	-33%	7.696	12.492	-38%
Average price per share	$34.71	$23.19	50%	$32.50	$24.04	35%

On November 8, 2012, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.08 to $0.12 per share.  Additionally, we expect to repurchase additional shares of common stock during the remainder of 2013 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Debt service (interest paid)	$77	$77	0%	$137	$140	-2%

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

Interest Rate Risk

Interest Rate Risk on Fixed Insurance Businesses

In periods of low interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments.  Moreover, borrowers may prepay fixed income securities, commercial mortgages and mortgage-backed securities in our general accounts in order to borrow at lower market rates, which exacerbates this risk.  Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and because many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

Prolonged historically low rates are not healthy for our business fundamentals.  However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment.  For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue.

If we were to assume a hypothetical stress scenario where the 10-year U.S. Treasury rate remains at 250 basis points through the end of 2014, the impact relative to 2013 would result in an approximate unfavorable earnings effect of $35 million in 2014.  The earnings drag from this scenario related to the effect of continued low new money rates is largely concentrated in our Life Insurance and Retirement Plan Services segments.

The estimates above are based upon hypothetical scenarios and are only representative of the effects of assumptions around rates through 2014 keeping all else equal and does not give consideration to the aggregate effect of other factors, including but not limited to:  contract holder activity; sales; hedge positions; changing equity markets; shifts in implied volatilities; and changes in other capital market sectors as well as actions we might take to mitigate the effect of the low rate environment.  In addition, the scenarios only illustrated the effect to spreads and certain unlocking and reserve changes.  Other potential effects of the scenarios were not considered in the analysis.  See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2012 Form 10-K for additional information on interest rates.

The following provides detail on the percentage differences between the June 30, 2013, interest rates being credited to contract holders based on the second quarter of 2013 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,703	$9,991	$30,448	$49,142	71.9%
Up to 0.50%	2,482	451	377	3,310	4.8%
0.51% to 1.00%	679	137	128	944	1.4%
1.01% to 1.50%	431	15	-	446	0.7%
1.51% to 2.00%	342	-	282	624	0.9%
2.01% to 2.50%	111	-	-	111	0.2%
2.51% to 3.00%	159	-	-	159	0.2%
Occurring after the next twelve months (4)	6,779	-	-	6,779	9.9%
Total discretionary rate setting products	19,686	10,594	31,235	61,515	90.0%
Other contracts (5)	2,439	4,441	-	6,880	10.0%
Total account values	$22,125	$15,035	$31,235	$68,395	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	44.2%	94.3%	97.5%	79.9%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 26 basis points, 3 basis points and 3 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 151 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 11% are scheduled to reset in more than one year but not more than two years; 22% are scheduled to reset in more than two years but not more than three years; and 67% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to immediate annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates to indexed-based rate setting products in which the average crediting rates were 2 basis points in excess of average minimum guaranteed rates, and 97% of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Our revenues, assets, liabilities and derivatives are exposed to equity market risk.  Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL”  in our 2012 Form 10-K for further discussion of the effects of equity markets on our RTM.

Effect of Equity Market Sensitivity

If the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) were to instantaneously increase or decrease by 1% immediately after June 30, 2013, we estimate the effect on income (loss) from operations (in millions) for the next 12 month period from the change in asset-based fees and related expenses would be approximately $7 million.  For purposes of this sensitivity, we used the S&P 500 as a proxy for equity market performance.  This estimate excludes any effect related to sales, unlocking, persistency, hedge program performance or customer behavior caused by the equity market change.

The effect of quarterly equity market changes upon fee revenues and asset-based expenses is generally not fully recognized in the first quarter of the change because fee revenues are earned and related expenses are incurred based upon daily variable account values.  The difference between the current period average daily variable account values compared to the end of period variable account values affects fee revenues in subsequent periods.  Additionally, the effect on earnings may not necessarily be symmetrical with comparable increases or decreases in the equity markets.  This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative and is concentrated primarily in our Annuities and Retirement Plan Services segments.  Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency.  For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

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

	As of	As of
	June 30,	December 31,
	2013	2012
AA	$3	$1
A	102	14
Total	$105	$15

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2013 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
4/1/13 - 4/30/13	691	$30.80	-	$708

5/1/13 - 5/31/13	4,332,612	34.71	4,323,846	558

6/1/13 - 6/30/13	1,516	34.77	-	558

(1)  Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 10,973 shares were withheld for taxes on the vesting of restricted stock units.  For the quarter ended June 30, 2013, there were 4,323,846 shares purchased as part of publicly announced plans or programs.

(2)  On August 8, 2012, our Board authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of June 30, 2013, our remaining security repurchase authorization was $558 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 19 to the consolidated financial statements of our 2012 Form 10-K are not included in our security repurchase.

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
Douglas N. Miller Senior Vice President and Chief Accounting Officer
Dated: August 1, 2013

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2013

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 8, 2013.
3.2	Amended and Restated Bylaws of LNC (effective May 23, 2013) are filed herewith.
10.1

Credit Agreement, dated as of May 29, 2013, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 29, 2013.

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