Form 10-Q
period 2013-09-30
LINCOLN NATIONAL CORP
filed 2013-11-01
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

 OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of October 28, 2013, there were 262,347,187 shares of the registrant’s common stock outstanding.

__________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2013 – $75,856; 2012 – $72,718)	$80,135	$82,036
Variable interest entities' fixed maturity securities (amortized cost: 2013 – $681; 2012 – $677)	699	708
Equity securities (cost: 2013 – $166; 2012 – $137)	185	157
Trading securities	2,354	2,554
Mortgage loans on real estate	7,127	7,029
Real estate	56	65
Policy loans	2,679	2,766
Derivative investments	1,114	2,652
Other investments	1,219	1,098
Total investments	95,568	99,065
Cash and invested cash	2,650	4,230
Deferred acquisition costs and value of business acquired	8,500	6,667
Premiums and fees receivable	427	380
Accrued investment income	1,111	1,015
Reinsurance recoverables	6,528	6,449
Funds withheld reinsurance assets	782	837
Goodwill	2,273	2,273
Other assets	2,709	2,580
Separate account assets	109,376	95,373
Total assets	$229,924	$218,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$18,138	$19,780
Other contract holder funds	74,106	72,218
Short-term debt	503	200
Long-term debt	5,365	5,439
Reinsurance related embedded derivatives	121	215
Funds withheld reinsurance liabilities	898	940
Deferred gain on business sold through reinsurance	263	319
Payables for collateral on investments	3,553	4,181
Variable interest entities' liabilities	67	128
Other liabilities	4,145	5,103
Separate account liabilities	109,376	95,373
Total liabilities	216,535	203,896

Contingencies and Commitments (See Note 9)

Stockholders' Equity
Preferred stock – 10,000,000 shares authorized; Series A – 9,532 shares issued and
outstanding as of December 31, 2012	-	-
Common stock – 800,000,000 shares authorized; 262,342,363 and 271,402,586 shares
issued and outstanding as of September 30, 2013, and December 31, 2012, respectively	6,886	7,121
Retained earnings	4,753	4,044
Accumulated other comprehensive income (loss)	1,750	3,808
Total stockholders' equity	13,389	14,973
Total liabilities and stockholders' equity	$229,924	$218,869

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Insurance premiums	$672	$606	$2,000	$1,825
Fee income	1,032	990	2,973	2,778
Net investment income	1,180	1,146	3,543	3,509
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(22)	(47)	(61)	(194)
Portion of loss recognized in other comprehensive income	3	15	9	82
Net other-than-temporary impairment losses on securities
recognized in earnings	(19)	(32)	(52)	(112)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(9)	102	(53)	140
Total realized gain (loss)	(28)	70	(105)	28
Amortization of deferred gain on business sold through reinsurance	19	19	56	56
Other revenues	134	123	380	366
Total revenues	3,009	2,954	8,847	8,562
Expenses
Interest credited	627	611	1,871	1,855
Benefits	945	810	2,894	2,605
Commissions and other expenses	928	1,047	2,721	2,731
Interest and debt expense	67	68	196	203
Total expenses	2,567	2,536	7,682	7,394
Income (loss) from continuing operations before taxes	442	418	1,165	1,168
Federal income tax expense (benefit)	105	18	272	203
Income (loss) from continuing operations	337	400	893	965
Income (loss) from discontinued operations, net of federal
income taxes	-	28	-	27
Net income (loss)	337	428	893	992
Other comprehensive income (loss), net of tax	(143)	771	(2,058)	1,471
Comprehensive income (loss)	$194	$1,199	$(1,165)	$2,463

Earnings (Loss) Per Common Share – Basic
Income (loss) from continuing operations	$1.28	$1.44	$3.35	$3.41
Income (loss) from discontinued operations	-	0.10	-	0.10
Net income (loss)	$1.28	$1.54	$3.35	$3.51

Earnings (Loss) Per Common Share – Diluted
Income (loss) from continuing operations	$1.23	$1.41	$3.24	$3.33
Income (loss) from discontinued operations	-	0.10	-	0.09
Net income (loss)	$1.23	$1.51	$3.24	$3.42

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Nine
	Months Ended
	September 30,
	2013	2012

Common Stock
Balance as of beginning-of-year	$7,121	$7,590
Stock compensation/issued for benefit plans	27	24
Retirement of common stock/cancellation of shares	(262)	(400)
Balance as of end-of-period	6,886	7,214

Retained Earnings
Balance as of beginning-of-year	4,044	2,831
Net income (loss)	893	992
Retirement of common stock	(88)	-
Dividends declared: Common (2013 – $0.360; 2012 – $0.240)	(96)	(67)
Balance as of end-of-period	4,753	3,756

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,808	2,680
Other comprehensive income (loss), net of tax	(2,058)	1,471
Balance as of end-of-period	1,750	4,151
Total stockholders' equity as of end-of-period	$13,389	$15,121

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$893	$992
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(355)	(96)
Trading securities purchases, sales and maturities, net	90	124
Change in premiums and fees receivable	(47)	42
Change in accrued investment income	(96)	(86)
Change in future contract benefits and other contract holder funds	18	(264)
Change in reinsurance related assets and liabilities	(207)	71
Change in federal income tax accruals	262	23
Realized (gain) loss	105	(28)
(Income) loss attributable to equity method investments	(55)	(95)
Amortization of deferred gain on business sold through reinsurance	(56)	(56)
(Gain) loss on disposal of discontinued operations	-	1
Other	(48)	38
Net cash provided by (used in) operating activities	504	666

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(8,719)	(8,437)
Sales of available-for-sale securities	800	965
Maturities of available-for-sale securities	4,772	4,471
Purchases of other investments	(1,867)	(1,418)
Sales or maturities of other investments	1,901	1,622
Increase (decrease) in payables for collateral on investments	(628)	833
Other	(73)	(103)
Net cash provided by (used in) investing activities	(3,814)	(2,067)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(300)
Issuance of long-term debt, net of issuance costs	397	300
Deposits of fixed account values, including the fixed portion of variable	7,847	7,612
Withdrawals of fixed account values, including the fixed portion of variable	(3,910)	(4,103)
Transfers to and from separate accounts, net	(2,158)	(1,775)
Common stock issued for benefit plans and excess tax benefits	1	(3)
Repurchase of common stock	(350)	(400)
Dividends paid to common and preferred stockholders	(97)	(67)
Net cash provided by (used in) financing activities	1,730	1,264

Net increase (decrease) in cash and invested cash, including discontinued operations	(1,580)	(137)
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,230	4,510
Cash and invested cash, including discontinued operations, as of end-of-period	$2,650	$4,373

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the nine month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.  All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

Balance Sheet Topic

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), and in January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).  For a more detailed description of ASU 2011-11 and ASU 2013-01, see “Future Adoption of New Accounting Standards – Balance Sheet Topic” in Note 2 of our 2012 Form 10-K.  We adopted the disclosure requirements of ASU 2011-11, after considering the scope clarification in ASU 2013-01, as of January 1, 2013, and have included the required disclosures for all comparative periods in Note 6 of this quarterly report on Form 10-Q.

Comprehensive Income Topic

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires enhanced reporting of such amounts either on the face of the financial statements or in the notes to the financial statements.  For a more detailed description of ASU 2013-02, see “Future Adoption of New Accounting Standards – Comprehensive Income Topic” in Note 2 of our 2012 Form 10-K.  We adopted the disclosure requirements in ASU 2013-02 as of January 1, 2013, and have provided the required disclosure in the notes to our consolidated financial statements.  We have prospectively included the required disclosures in Note 10 of this quarterly report on Form 10-Q.

Derivatives and Hedging Topic

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), which permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes under the FASB Accounting Standards CodificationTM (“ASC”) in addition to interest rates on direct Treasury obligations of the U.S. government and the LIBOR swap rate.  We adopted the amendments in ASU 2013-10 prospectively for qualifying new or designated hedging relationships entered into on or after July 17, 2013.  The adoption of ASU 2013-10 did not have an effect on our consolidated financial condition and results of operation.

Future Adoption of New Accounting Standards

Financial Services – Investment Companies Topic

In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”), which provides comprehensive accounting guidance for assessing whether an entity is an investment company.  ASU 2013-08 requires an assessment of all the characteristics of an investment company through the use of a new two-tiered approach, which considers the entity’s purpose and design to determine whether it is an investment company.  As a result of applying the new criteria in ASU 2013-08, an entity once considered an investment company may no longer meet the new criteria to be classified as such, and, conversely, an entity not classified as an investment company under current GAAP may satisfy the criteria to be classified as such upon the adoption of ASU 2013-08.  If an entity is no longer classified as an investment company, it must discontinue the application of investment company accounting guidance and present the change in status through a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption.  If an entity becomes classified as an investment company, ASU 2013-08 should be applied prospectively with the effect of adoption recognized as an adjustment to opening net assets for the period of adoption.  The amendments in ASU 2013-08 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013, with early application prohibited.  We will adopt the requirements in ASU 2013-08 effective January 1, 2014, and are currently evaluating the impact of adoption on our consolidated financial condition and results of operations.

Income Taxes Topic

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) in order to explicitly define the financial statement presentation requirements in GAAP.  ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments in ASU 2013-11 are effective prospectively for interim and annual reporting periods in fiscal years beginning after December 15, 2013, with early application permitted.  We will adopt the requirements of ASU 2013-11 effective January 1, 2014, and will include the new disclosure requirements in the notes to our consolidated financial statements upon adoption.

3.  Dispositions

Discontinued Investment Management Operations

On January 4, 2010, we closed on the stock sale of our subsidiary, Delaware Management Holdings, Inc. (“Delaware”), which provided investment products and services to individuals and institutions, to Macquarie Bank Limited.

Amounts (in millions) reflected in income (loss) from discontinued operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Disposal
Gain (loss) on disposal, before federal income taxes	$-	$-	$-	$(1)
Federal income tax expense (benefit)	-	(28)	-	(28)
Gain (loss) on disposal	-	28	-	27
Income (loss) from discontinued operations	$-	$28	$-	$27

The income from discontinued operations for the three and nine months ended September 30, 2012, related to the release of reserves associated with prior tax years that were closed out during the third quarter.  In addition, the nine months ended September 30, 2012, included a purchase price adjustment associated with the termination of a portion of the investment advisory agreement with Delaware.

4.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

See Note 4 in our 2012 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of September 30, 2013:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BB+	Ba2
Current rating of underlying collateral pool	Aa1-B1	Aaa-Caa2
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of September 30, 2013:

	AAA	AA	A	BBB	BB	B	CCC	Total
Financial intermediaries	0.0%	2.1%	7.0%	1.4%	0.0%	0.0%	0.0%	10.5%
Telecommunications	0.0%	0.0%	3.5%	6.4%	0.5%	0.0%	0.0%	10.4%
Oil and gas	0.4%	2.1%	1.0%	4.6%	0.0%	0.0%	0.0%	8.1%
Utilities	0.0%	0.0%	2.6%	2.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.4%	0.0%	0.0%	3.9%
Drugs	0.3%	2.2%	1.2%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.6%	0.7%	0.0%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.7%	1.2%	1.3%	0.0%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.0%	1.6%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.1%	15.1%	18.2%	4.6%	0.3%	0.3%	42.6%
Total	0.7%	13.5%	39.5%	38.3%	7.4%	0.3%	0.3%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2013			As of December 31, 2012
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$595	N/A	$-	$598
U.S. government bonds	N/A	-	104	N/A	-	110
Excess mortality swap	1	100	-	1	100	-
Total assets (1)	1	$100	$699	1	$100	$708

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$67	2	$600	$128
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$67	4	$600	$128

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities for these VIEs, see Note 5.

As described more fully in Note 1 of our 2012 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of September 30, 2013.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Non-Qualifying Hedges
Credit default swaps	$35	$58	$61	$120
Contingent forwards	-	(1)	-	(3)
Total non-qualifying hedges (1)	$35	$57	$61	$117

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2012 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

We invest in certain limited partnerships (“LPs”) that operate qualified affordable housing projects that we have concluded are VIEs.  We receive returns from the LPs in the form of income tax credits that are guaranteed by creditworthy third parties, and our exposure to loss is limited to the capital we invest in the LPs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  Our maximum exposure to loss was $89 million and $92 million as of September 30, 2013, and December 31, 2012, respectively.

5.  Investments

AFS Securities

See Note 1 in our 2012 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of September 30, 2013
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$64,933	$4,739	$1,056	$91	$68,525
U.S. government bonds	345	32	9	-	368
Foreign government bonds	523	53	-	-	576
Residential mortgage-backed securities ("RMBS")	4,396	294	1	39	4,650
Commercial mortgage-backed securities ("CMBS")	776	40	4	17	795
Collateralized debt obligations ("CDOs")	202	-	1	7	194
State and municipal bonds	3,654	346	24	-	3,976
Hybrid and redeemable preferred securities	1,027	89	65	-	1,051
VIEs' fixed maturity securities	681	18	-	-	699
Total fixed maturity securities	76,537	5,611	1,160	154	80,834
Equity securities	166	19	-	-	185
Total AFS securities	$76,703	$5,630	$1,160	$154	$81,019

	As of December 31, 2012
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$60,124	$8,219	$219	$108	$68,016
U.S. government bonds	383	59	-	-	442
Foreign government bonds	562	92	-	-	654
RMBS	5,763	471	3	60	6,171
CMBS	970	68	16	19	1,003
CDOs	189	2	3	8	180
State and municipal bonds	3,546	814	7	-	4,353
Hybrid and redeemable preferred securities	1,181	106	70	-	1,217
VIEs' fixed maturity securities	677	31	-	-	708
Total fixed maturity securities	73,395	9,862	318	195	82,744
Equity securities	137	22	2	-	157
Total AFS securities	$73,532	$9,884	$320	$195	$82,901

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2013, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,546	$2,604
Due after one year through five years	13,947	15,116
Due after five years through ten years	25,054	26,239
Due after ten years	29,616	31,236
Subtotal	71,163	75,195
Mortgage-backed securities ("MBS")	5,172	5,445
CDOs	202	194
Total fixed maturity AFS securities	$76,537	$80,834

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2013
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$15,900	$978	$820	$169	$16,720	$1,147
U.S. government bonds	145	9	-	-	145	9
RMBS	635	30	100	10	735	40
CMBS	117	19	29	2	146	21
CDOs	73	7	45	1	118	8
State and municipal bonds	303	18	22	6	325	24
Hybrid and redeemable
preferred securities	60	6	218	59	278	65
Total fixed maturity securities	17,233	1,067	1,234	247	18,467	1,314
Equity securities	-	-	-	-	-	-
Total AFS securities	$17,233	$1,067	$1,234	$247	$18,467	$1,314

Total number of AFS securities in an unrealized loss position						1,361

	As of December 31, 2012
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,853	$145	$934	$182	$3,787	$327
RMBS	272	39	199	24	471	63
CMBS	66	16	113	19	179	35
CDOs	10	8	53	3	63	11
State and municipal bonds	64	1	24	6	88	7
Hybrid and redeemable
preferred securities	71	3	293	67	364	70
Total fixed maturity securities	3,336	212	1,616	301	4,952	513
Equity securities	7	2	-	-	7	2
Total AFS securities	$3,343	$214	$1,616	$301	$4,959	$515

Total number of AFS securities in an unrealized loss position						626

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2012 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of September 30, 2013
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,285	$1,163	$122
AFS securities backed by pools of commercial mortgages	190	163	27
Total	$1,475	$1,326	$149

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,055	$941	$114
AFS securities backed by pools of commercial mortgages	34	24	10
Total	$1,089	$965	$124

	As of December 31, 2012
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,181	$980	$201
AFS securities backed by pools of commercial mortgages	236	192	44
Total	$1,417	$1,172	$245

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,173	$972	$201
AFS securities backed by pools of commercial mortgages	56	40	16
Total	$1,229	$1,012	$217

For the nine months ended September 30, 2013 and 2012, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $23 million and $6 million, pre-tax, respectively, and before associated amortization expense for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), of which $1 million and $(31) million, respectively, was recognized in OCI and $22 million and $37 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2013
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$231	$61	$5	22
Six months or greater, but less than nine months	21	17	-	5
Nine months or greater, but less than twelve months	-	-	-	6
Twelve months or greater	249	87	87	84
Total	$501	$165	$92	117

	As of December 31, 2012
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$34	$9	$1	14
Nine months or greater, but less than twelve months	15	10	-	3
Twelve months or greater	395	179	128	131
Total	$444	$198	$129	148

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities increased by $799 million for the nine months ended September 30, 2013.  As discussed further below, we believe the unrealized loss position as of September 30, 2013, did not represent OTTI as (i) we did not intend to sell the fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of September 30, 2013, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2013, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of September 30, 2013, the unrealized losses associated with our MBS and CDOs were attributable primarily to collateral losses and credit spreads.  We assessed our MBS and CDOs for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily-impaired security.

As of September 30, 2013, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance as of beginning-of-period	$413	$415	$424	$390
Increases attributable to:
Credit losses on securities for which an OTTI was not
previously recognized	6	19	26	74
Credit losses on securities for which an OTTI was
previously recognized	16	18	37	60
Decreases attributable to:
Securities sold	(16)	(19)	(68)	(91)
Balance as of end-of-period	$419	$433	$419	$433

During the nine months ended September 30, 2013 and 2012, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of September 30, 2013
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$271	$17	$60	$228	$122
RMBS	582	18	23	577	189
CMBS	37	3	13	27	108
Total	$890	$38	$96	$832	$419

	As of December 31, 2012
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$299	$4	$98	$205	$104
RMBS	636	22	40	618	227
CMBS	41	1	16	26	93
Total	$976	$27	$154	$849	$424

Mortgage Loans on Real Estate

See Note 1 in our 2012 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 32% of mortgage loans on real estate as of September 30, 2013, and December 31, 2012.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	September 30,	December 31,
	2013	2012
Current	$7,117	$7,011
60 to 90 days past due	-	8
Greater than 90 days past due	13	24
Valuation allowance associated with impaired mortgage loans on real estate	(9)	(21)
Unamortized premium (discount)	6	7
Total carrying value	$7,127	$7,029

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2013	2012
Number of impaired mortgage loans on real estate	4	10

Principal balance of impaired mortgage loans on real estate	$37	$75
Valuation allowance associated with impaired mortgage loans on real estate	(9)	(21)
Carrying value of impaired mortgage loans on real estate	$28	$54

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2013	2012
Balance as of beginning-of-year	$21	$31
Additions	3	14
Charge-offs, net of recoveries	(15)	(24)
Balance as of end-of-period	$9	$21

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average carrying value for impaired mortgage loans on real estate	$31	$42	$37	$52
Interest income recognized on impaired mortgage loans on real estate	-	1	1	1
Interest income collected on impaired mortgage loans on real estate	-	1	1	1

As described in Note 1 in our 2012 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of September 30, 2013			As of December 31, 2012
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$5,958	83.6%	1.79	$5,677	80.6%	1.68
65% to 74%	723	10.1%	1.42	897	12.7%	1.39
75% to 100%	404	5.7%	0.83	386	5.5%	0.84
Greater than 100%	45	0.6%	0.66	83	1.2%	0.66
Total mortgage loans on real estate	$7,130	100.0%		$7,043	100.0%

Alternative Investments

As of September 30, 2013, and December 31, 2012, alternative investments included investments in 108 and 98 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturity AFS securities:
Gross gains	$5	$4	$17	$12
Gross losses	(28)	(49)	(73)	(161)
Equity AFS securities:
Gross gains	1	-	7	1
Gross losses	(1)	-	(2)	-
Gain (loss) on other investments	(2)	(10)	(3)	(8)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(8)	1	(19)	3
Total realized gain (loss) related to certain investments	$(33)	$(54)	$(73)	$(153)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(11)	$(5)	$(21)	$(34)
RMBS	(10)	(16)	(25)	(48)
CMBS	(1)	(14)	(15)	(50)
CDOs	-	(2)	(1)	(2)
Total fixed maturity securities	(22)	(37)	(62)	(134)
Equity securities	(1)	-	(1)	-
Gross OTTI recognized in net income (loss)	(23)	(37)	(63)	(134)
Associated amortization of DAC, VOBA, DSI, and DFEL	4	5	11	22
Net OTTI recognized in net income (loss), pre-tax	$(19)	$(32)	$(52)	$(112)
			.
Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$4	$17	$10	$96
Change in DAC, VOBA, DSI and DFEL	(1)	(2)	(1)	(14)
Net portion of OTTI recognized in OCI, pre-tax	$3	$15	$9	$82

Determination of Credit Losses on Corporate Bonds and CDOs

As of September 30, 2013, and December 31, 2012, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2013, and December 31, 2012,  96% of the fair value of our corporate bond portfolio was rated investment grade.  As of September 30, 2013, and December 31, 2012, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.1 billion and $3.0 billion, respectively, and a fair value of $3.0 billion and $2.9 billion, respectively.  As of September 30, 2013, and December 31, 2012,  94% and 93% respectively, of the fair value of our CDO portfolio was rated investment grade.  As of September 30, 2013, and December 31, 2012, the portion of our CDO portfolio rated below investment grade had an amortized cost of $18 million and $21 million, respectively, and fair value of $12 million and $13 million, respectively.  Based upon the analysis discussed above, we believe as of September 30, 2013, and December 31, 2012, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

Determination of Credit Losses on MBS

As of September 30, 2013, and December 31, 2012, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between approximately 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of September 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$957	$957	$2,567	$2,567
Securities pledged under securities lending agreements (2)	180	173	197	189
Securities pledged under reverse repurchase agreements (3)	530	552	280	294
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	36	50	37	52
Investments pledged for Federal Home Loan Bank of
Indianapolis ("FHLBI") (5)	1,850	3,080	1,100	1,936
Total payables for collateral on investments	$3,553	$4,812	$4,181	$5,038

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

For information related to balance sheet offsetting of our securities lending and reverse repurchase agreements, see Note 6.

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2013	2012
Collateral payable held for derivative investments	$(1,610)	$(27)
Securities pledged under securities lending agreements	(17)	(4)
Securities pledged under reverse repurchase agreements	250	-
Securities pledged for TALF	(1)	(136)
Investments pledged for FHLBI	750	1,000
Total increase (decrease) in payables for collateral on investments	$(628)	$833

Investment Commitments

As of September 30, 2013, our investment commitments were $1.2 billion, which included $389 million of LPs, $517 million of private placement securities and $285 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of September 30, 2013, and December 31, 2012, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $2.8 billion and $3.8 billion, respectively, or 3% and 4% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $1.8 billion and $2.2 billion, respectively, or 2% of our invested assets portfolio.  These investments are included in corporate bonds in the tables above.

As of September 30, 2013, and December 31, 2012, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $8.7 billion, or 9% of our invested assets portfolio, and our investment securities in the banking industry with a fair value of $4.9 billion, or 5% of our invested assets portfolio.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2013			As of December 31, 2012
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$4,391	$573	$150	$3,214	$462	$224
Foreign currency contracts (1)	615	32	41	420	39	26
Total cash flow hedges	5,006	605	191	3,634	501	250
Fair value hedges:
Interest rate contracts (1)	875	120	15	875	269	-
Non-Qualifying Hedges
Interest rate contracts (1)	44,081	340	613	36,539	1,042	475
Foreign currency contracts (1)	89	-	-	48	-	-
Equity market contracts (1)	19,426	1,052	184	19,857	1,734	170
Equity collar (1)	-	-	-	9	1	-
Credit contracts (2)	126	-	5	148	-	11
Embedded derivatives:
Indexed annuity and universal life
contracts (3)	-	-	924	-	-	732
Guaranteed living benefit
reserves ("GLB") (3)	-	711	-	-	-	909
Reinsurance related (4)	-	-	121	-	-	215
Total derivative instruments	$69,603	$2,828	$2,053	$61,110	$3,547	$2,762

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2013
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$4,522	$23,736	$10,284	$9,592	$1,213	$49,347
Foreign currency contracts (2)	135	137	243	189	-	704
Equity market contracts	10,485	3,798	5,119	22	2	19,426
Credit contracts	-	126	-	-	-	126
Total derivative instruments
with notional amounts	$15,142	$27,797	$15,646	$9,803	$1,215	$69,603

(1)	As of September 30, 2013, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of September 30, 2013, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2028.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2013	2012
Balance as of beginning-of-year	$163	$119
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	175	80
Foreign currency contracts	(17)	(3)
Fair value hedges:
Interest rate contracts	3	3
Change in foreign currency exchange rate adjustment	(12)	(7)
Change in DAC, VOBA, DSI and DFEL	6	9
Income tax benefit (expense)	(54)	(30)
Less:
Reclassification adjustment for gains (losses) included
in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(18)	(17)
Foreign currency contracts (1)	4	3
Fair value hedges:
Interest rate contracts (2)	3	3
Associated amortization of DAC, VOBA, DSI and DFEL	1	2
Income tax benefit (expense)	4	3
Balance as of end-of-period	$270	$177

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(7)	$(6)	$(17)	$(17)
Foreign currency contracts (1)	2	2	2	4
Total cash flow hedges	(5)	(4)	(15)	(13)
Fair value hedges:
Interest rate contracts (2)	9	5	26	28
Non-Qualifying Hedges
Interest rate contracts (3)	(113)	(6)	(775)	183
Foreign currency contracts (3)	6	(4)	(7)	(8)
Equity market contracts (3)	(381)	(343)	(959)	(773)
Equity market contracts (4)	11	(136)	26	(246)
Credit contracts (3)	4	(7)	7	(3)
Embedded derivatives:
Indexed annuity and universal life contracts (3)	(63)	(63)	(225)	(143)
GLB reserves (3)	419	570	1,620	861
Reinsurance related (3)	10	(30)	94	(48)
Total derivative instruments	$(103)	$(18)	$(208)	$(162)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gain (loss) recognized as a component of OCI with
the offset to net investment income	$(5)	$(5)	$(14)	$(15)

As of September 30, 2013, $25 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the nine months ended September 30, 2013 and 2012, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gain (loss) recognized as a component of OCI with
the offset to interest expense	$1	$1	$3	$3

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of September 30, 2013
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(2)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(3)	58
				6	$(5)	$126

As of December 31, 2012
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(4)	$68
3/20/2017 (3)	(4)	(5)	BBB-	4	(7)	80
				7	$(11)	$148

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2012 Form 10-K.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions), are as follows:

	As of	As of
	September 30,	December 31,
	2013	2012
Maximum potential payout	$126	$148
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$126	$148

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $5 million as of September 30, 2013, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We use various derivative counterparties in executing our derivative transactions, which exposes us to credit losses in the event the counterparties do not perform in accordance with the terms of our derivative transactions, or non-performance risk (“NPR”).  We reflect assumptions related to counterparty behavior and NPR in the fair values of our derivative instruments.  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of September 30, 2013, the NPR adjustment was $3 million.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of September 30, 2013, our exposure was $99 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2013		As of December 31, 2012
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA	$-	$-	$41	$-
AA-	18	(7)	58	-
A+	150	-	605	-
A	396	(40)	770	(68)
A-	567	(92)	1,214	-
BBB	14	-	4	-
	$1,145	$(139)	$2,692	$(68)

Balance Sheet Offsetting

Information related to our derivative instruments, securities lending transactions and reverse repurchase agreements and the effects of offsetting on our Consolidated Balance Sheets (in millions) were as follows:

	As of September 30, 2013
			Securities
			Lending and
		Embedded	Reverse
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$2,117	$711	$-	$2,828
Gross amounts offset	(1,003)	-	-	(1,003)
Net amount of assets	1,114	711	-	1,825
Gross amounts not offset:
Cash collateral received	(1,006)	-	-	(1,006)
Net amount	$108	$711	$-	$819

Financial Liabilities
Gross amount of recognized liabilities	$1,008	$1,045	$2,596	$4,649
Gross amounts offset	(1,003)	-	-	(1,003)
Net amount of liabilities	5	1,045	2,596	3,646
Gross amounts not offset:
Financial instruments	-	-	(2,596)	(2,596)
Net amount	$5	$1,045	$-	$1,050

	As of December 31, 2012
			Securities
			Lending and
		Embedded	Reverse
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$3,547	$-	$-	$3,547
Gross amounts offset	(895)	-	-	(895)
Net amount of assets	2,652	-	-	2,652
Gross amounts not offset:
Cash collateral received	(2,624)	-	-	(2,624)
Net amount	$28	$-	$-	$28

Financial Liabilities
Gross amount of recognized liabilities	$906	$1,856	$1,614	$4,376
Gross amounts offset	(895)	-	-	(895)
Net amount of liabilities	11	1,856	1,614	3,481
Gross amounts not offset:
Financial instruments	-	-	(1,614)	(1,614)
Net amount	$11	$1,856	$-	$1,867

7.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 24% and 23% for the three and nine months ended September 30, 2013, respectively.  The effective tax rate was 4% and 17% for the three and nine months ended September 30, 2012, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate U.S. federal income statutory rate of 35% as a result of certain tax preferred investment income, separate account dividends-received deduction, foreign tax credits and other tax preference items.    A benefit to the effective tax rate was recognized in 2012 from a release of liability for uncertain tax positions related to the lapse of statute of limitations for prior year tax returns.

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	September 30,	December 31,
	2013	2012
Return of Net Deposits
Total account value	$74,277	$63,478
Net amount at risk (1)	200	392
Average attained age of contract holders	61 years	60 years
Minimum Return
Total account value	$149	$149
Net amount at risk (1)	30	37
Average attained age of contract holders	73 years	73 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$24,719	$23,019
Net amount at risk (1)	649	1,133
Average attained age of contract holders	68 years	67 years

(1)

Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing September 30, 2013, to December 31, 2012, was attributable primarily to the increase in the equity markets during the first nine months of 2013.

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

	For the Nine
	Months Ended
	September 30,
	2013	2012
Balance as of beginning-of-year	$104	$84
Changes in reserves	(12)	54
Benefits paid	(16)	(36)
Balance as of end-of-period	$76	$102

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2013	2012
Domestic equity	$43,552	$37,899
International equity	17,097	14,850
Bonds	23,417	21,174
Money market	10,013	7,747
Total	$94,079	$81,670

Percent of total variable annuity separate
account values	98%	98%

Future contract benefits also includes reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 28% of total life insurance in-force reserves as of September 30, 2013, and 32% of total sales for the nine months ended September 30, 2013.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2013.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial position.

On June 13, 2009, a single named plaintiff filed a putative national class action in the Circuit Court of Allen County, Indiana, captioned Peter S. Bezich v. The Lincoln National Life Insurance Company (“LNL”), No. 02C01-0906-PL73, asserting he was charged a cost-of-

insurance fee that exceeded the applicable mortality charge, and that this fee breached the terms of the insurance contract.  We dispute the allegations and are vigorously defending this matter.  Plaintiffs have filed a motion for class certification.  We expect a hearing on class certification in the first half of 2014.

On July 23, 2012, LNL was added as a noteholder defendant to a putative class action adversary proceeding (“adversary proceeding”) captioned Lehman Brothers Special Financing, Inc. v. Bank of America, N.A. et al., Adv. Pro. No. 10-03547 (JMP) and instituted under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York.  Plaintiff Lehman Brothers Special Financing Inc. seeks to (i) overturn the application of certain priority of payment provisions in 47 collateralized debt obligation transactions on the basis such provisions are unenforceable under the Bankruptcy Code; and (ii) recover funds paid out to noteholders in accordance with the note agreements.  The adversary proceeding is stayed through January 20, 2014, and LNL’s response is currently due by the middle of 2014.

See Note 13 to the consolidated financial statements in our 2012 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

10.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Series A Preferred Stock
Balance as of beginning-of-period	4,164	9,632	9,532	10,072
Conversion of convertible preferred stock (1)	(450)	(100)	(5,818)	(540)
Redemption of convertible preferred stock	(3,714)	-	(3,714)	-
Balance as of end-of-period	-	9,532	-	9,532

Common Stock
Balance as of beginning-of-period	264,316,340	279,168,971	271,402,586	291,319,222
Conversion of convertible preferred stock (1)	7,200	1,600	93,088	8,640
Stock issued for exercise of warrants	220,107	-	220,318	-
Stock compensation/issued for benefit plans	112,398	60,238	636,356	394,633
Retirement/cancellation of shares	(2,313,682)	(4,157,191)	(10,009,985)	(16,648,877)
Balance as of end-of-period	262,342,363	275,073,618	262,342,363	275,073,618

Common Stock as of End-of-Period
Assuming conversion of preferred stock	262,342,363	275,226,130	262,342,363	275,226,130
Diluted basis	272,503,337	282,361,186	272,503,337	282,361,186

(1)    Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted-average shares, as used in basic calculation	263,546,308	277,883,878	266,701,799	282,989,766
Shares to cover exercise of outstanding warrants	9,920,368	10,150,192	10,073,503	10,150,218
Shares to cover conversion of preferred stock	1,455	153,886	99,716	154,165
Shares to cover non-vested stock	1,601,684	1,141,821	1,411,833	1,087,724
Average stock options outstanding during the period	3,206,314	513,722	2,511,175	540,976
Assumed acquisition of shares with assumed
proceeds from exercising outstanding warrants	(2,199,597)	(4,840,576)	(2,911,005)	(4,787,407)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(2,191,630)	(352,501)	(1,792,019)	(371,115)
Shares repurchaseable from measured but
unrecognized stock option expense	(190,894)	(210)	(138,683)	(5,553)
Weighted-average shares, as used in diluted calculation	273,694,008	284,650,212	275,956,319	289,758,774

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

Accumulated OCI (“AOCI”)

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2013	2012
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$4,066	$2,947
Unrealized holding gains (losses) arising during the year	(5,145)	2,804
Change in foreign currency exchange rate adjustment	10	9
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,685	(724)
Income tax benefit (expense)	1,208	(779)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(51)	(148)
Associated amortization of DAC, VOBA, DSI and DFEL	(20)	1
Income tax benefit (expense)	25	51
Balance as of end-of-period	$1,870	$4,353
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(107)	$(110)
(Increases) attributable to:
Gross OTTI recognized in OCI during the year	(10)	(96)
Change in DAC, VOBA, DSI and DFEL	1	14
Income tax benefit (expense)	3	31
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	51	112
Change in DAC, VOBA, DSI and DFEL	(6)	(14)
Income tax benefit (expense)	(16)	(35)
Balance as of end-of-period	$(84)	$(98)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$163	$119
Unrealized holding gains (losses) arising during the year	161	80
Change in foreign currency exchange rate adjustment	(12)	(7)
Change in DAC, VOBA, DSI and DFEL	6	9
Income tax benefit (expense)	(54)	(30)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(11)	(11)
Associated amortization of DAC, VOBA, DSI and DFEL	1	2
Income tax benefit (expense)	4	3
Balance as of end-of-period	$270	$177
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(4)	$1
Foreign currency translation adjustment arising during the year	(1)	(6)
Income tax benefit (expense)	-	2
Balance as of end-of-period	$(5)	$(3)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(310)	$(278)
Adjustment arising during the year	17	(2)
Income tax benefit (expense)	(8)	1
Balance as of end-of-period	$(301)	$(279)

The following summarizes the reclassifications out of AOCI (in millions) for the nine months ended September 30, 2013, and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(51)	Total realized gain (loss)
Change in DAC, VOBA, DSI, and DFEL	(20)	Total realized gain (loss)
Reclassification before income tax benefit (expense)	(71)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	25	Federal income tax expense (benefit)
Reclassification, net of income tax	$(46)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$51	Total realized gain (loss)
Change in DAC, VOBA, DSI, and DFEL	(6)	Total realized gain (loss)
Reclassification before income tax benefit (expense)	45	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(16)	Federal income tax expense (benefit)
Reclassification, net of income tax	$29	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(18)	Net investment income
Interest rate contracts	3	Interest and debt expense
Foreign currency contracts	4	Net investment income
Total gross reclassifications	(11)
Change in DAC, VOBA, DSI, and DFEL	1	Commissions and other expenses
Reclassifications before income tax benefit (expense)	(10)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	4	Federal income tax expense (benefit)
Reclassification, net of income tax	$(6)	Net income (loss)

11.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total realized gain (loss) related to certain investments (1)	$(33)	$(54)	$(73)	$(153)
Realized gain (loss) on the mark-to-market on certain instruments (2)	21	59	21	99
Indexed annuity and universal life net derivatives results: (3)
Gross gain (loss)	(12)	(5)	(25)	14
Associated amortization of DAC, VOBA, DSI and DFEL	3	-	5	(6)
Variable annuity net derivatives results: (4)
Gross gain (loss)	(4)	92	(29)	107
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	(22)	(4)	(33)
Total realized gain (loss)	$(28)	$70	$(105)	$28

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2013	2013
10-year LNC stock options	-	1,019,968
Performance shares	-	260,114
SARs	-	112,990
RSUs	5,994	559,198
Non-employee:
Agent stock options	-	82,317
Director stock options	-	58,720
Director RSUs	7,847	26,991

13.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$80,135	$80,135	$82,036	$82,036
VIEs' fixed maturity securities	699	699	708	708
Equity securities	185	185	157	157
Trading securities	2,354	2,354	2,554	2,554
Mortgage loans on real estate	7,127	7,456	7,029	7,704
Derivative investments	1,114	1,114	2,652	2,652
Other investments	1,219	1,219	1,098	1,098
Cash and invested cash	2,650	2,650	4,230	4,230
Future contract benefits – GLB reserves
embedded derivatives	711	711	-	-
Separate account assets	109,376	109,376	95,373	95,373

Liabilities
Future contract benefits:
Indexed annuity and universal life contracts
embedded derivatives	(924)	(924)	(732)	(732)
GLB reserves embedded derivatives	-	-	(909)	(909)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(846)	(846)	(867)	(867)
Account values of certain investment contracts	(28,936)	(30,519)	(28,540)	(32,688)
Short-term debt (1)	(503)	(507)	(200)	(204)
Long-term debt	(5,365)	(5,775)	(5,439)	(5,824)
Reinsurance related embedded derivatives	(121)	(121)	(215)	(215)
VIEs' liabilities – derivative instruments	(67)	(67)	(128)	(128)
Other liabilities – credit default swaps	(5)	(5)	(11)	(11)

(1)	The difference between the carrying value and fair value of short-term debt as of September 30, 2013, and December 31, 2012, related to current maturities of long-term debt.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of September 30, 2013, and December 31, 2012, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2013, or December 31, 2012, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of our 2012 Form 10-K:

	As of September 30, 2013
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$66,785	$1,680	$68,525
U.S. government bonds	345	23	-	368
Foreign government bonds	-	480	96	576
RMBS	-	4,649	1	4,650
CMBS	-	776	19	795
CDOs	-	21	173	194
State and municipal bonds	-	3,947	29	3,976
Hybrid and redeemable preferred securities	40	945	66	1,051
VIEs' fixed maturity securities	105	594	-	699
Equity AFS securities	4	34	147	185
Trading securities	-	2,299	55	2,354
Derivative investments	-	(292)	1,406	1,114
Cash and invested cash	-	2,650	-	2,650
Future contract benefits – GLB reserves
embedded derivatives	-	-	711	711
Separate account assets	1,672	107,704	-	109,376
Total assets	$2,226	$190,615	$4,383	$197,224

Liabilities
Future contract benefits – indexed annuity
and universal life contracts embedded derivatives	$-	$-	$(924)	$(924)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(121)	-	(121)
VIEs' liabilities – derivative instruments	-	-	(67)	(67)
Other liabilities – credit default swaps	-	-	(5)	(5)
Total liabilities	$-	$(1,324)	$(996)	$(2,320)

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

	For the Three Months Ended September 30, 2013
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,792	$2	$(2)	$14	$(126)	$1,680
Foreign government bonds	75	-	1	20	-	96
RMBS	1	-	-	-	-	1
CMBS	28	1	(1)	(1)	(8)	19
CDOs	143	-	1	29	-	173
State and municipal bonds	30	-	(1)	-	-	29
Hybrid and redeemable
preferred securities	93	-	2	(11)	(18)	66
Equity AFS securities	147	(1)	1	-	-	147
Trading securities	53	-	(3)	(2)	7	55
Derivative investments	1,823	(368)	24	(73)	-	1,406
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(875)	(63)	-	14	-	(924)
GLB reserves embedded derivatives	292	419	-	-	-	711
VIEs' liabilities – derivative instruments (5)	(101)	34	-	-	-	(67)
Other liabilities – credit default swaps (6)	(8)	3	-	-	-	(5)
Total, net	$3,493	$27	$22	$(10)	$(145)	$3,387

	For the Three Months Ended September 30, 2012
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,678	$1	$24	$225	$(73)	$1,855
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	102	-	-	(2)	(24)	76
RMBS	184	-	-	-	(181)	3
CMBS	39	(2)	4	(2)	4	43
CDOs	120	(2)	2	27	-	147
State and municipal bonds	32	-	1	-	-	33
Hybrid and redeemable
preferred securities	129	-	13	-	(29)	113
Equity AFS securities	85	-	1	-	-	86
Trading securities	72	-	4	(2)	(14)	60
Derivative investments	2,517	(268)	47	(63)	-	2,233
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(431)	(63)	-	(239)	-	(733)
GLB reserves embedded derivatives	(1,926)	570	-	-	-	(1,356)
VIEs' liabilities – derivative instruments (5)	(231)	57	-	-	-	(174)
Other liabilities – credit default swaps (6)	(11)	(5)	-	-	-	(16)
Total, net	$2,360	$288	$96	$(56)	$(317)	$2,371

	For the Nine Months Ended September 30, 2013
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,505	$(1)	$(12)	$(26)	$214	$1,680
U.S. government bonds	1	-	-	(1)	-	-
Foreign government bonds	46	-	-	50	-	96
RMBS	3	-	-	(2)	-	1
CMBS	27	1	4	(5)	(8)	19
CDOs	154	(1)	2	18	-	173
State and municipal bonds	32	-	(3)	-	-	29
Hybrid and redeemable
preferred securities	118	-	2	(11)	(43)	66
Equity AFS securities	87	(1)	3	58	-	147
Trading securities	56	1	(8)	(3)	9	55
Derivative investments	2,026	(616)	93	(97)	-	1,406
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(732)	(225)	-	33	-	(924)
GLB reserves embedded derivatives	(909)	1,620	-	-	-	711
VIEs' liabilities – derivative instruments (5)	(128)	61	-	-	-	(67)
Other liabilities – credit default swaps (6)	(11)	6	-	-	-	(5)
Total, net	$2,275	$845	$81	$14	$172	$3,387

	For the Nine Months Ended September 30, 2012
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,888	$(16)	$14	$327	$(358)	$1,855
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	97	-	-	(4)	(17)	76
RMBS	158	(3)	3	(8)	(147)	3
CMBS	34	(9)	15	(10)	13	43
CDOs	102	(2)	7	34	6	147
State and municipal bonds	-	-	1	32	-	33
Hybrid and redeemable
preferred securities	100	(1)	19	-	(5)	113
Equity AFS securities	56	-	5	25	-	86
Trading securities	68	2	3	(2)	(11)	60
Derivative investments	2,470	(557)	114	206	-	2,233
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(399)	(143)	-	(191)	-	(733)
GLB reserves embedded derivatives	(2,217)	861	-	-	-	(1,356)
VIEs' liabilities – derivative instruments (5)	(291)	117	-	-	-	(174)
Other liabilities – credit default swaps (6)	(16)	-	-	-	-	(16)
Total, net	$2,051	$249	$181	$409	$(519)	$2,371

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$51	$(6)	$-	$(9)	$(22)	$14
Foreign government bonds	20	-	-	-	-	20
CMBS	-	-	-	-	(1)	(1)
CDOs	34	-	-	(5)	-	29
Hybrid and redeemable
preferred securities	-	(11)	-	-	-	(11)
Trading securities	-	(1)	-	(1)	-	(2)
Derivative investments	45	(27)	(91)	-	-	(73)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(14)	-	-	28	-	14
Total, net	$136	$(45)	$(91)	$13	$(23)	$(10)

	For the Three Months Ended September 30, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$247	$-	$(7)	$(14)	$(1)	$225
Foreign government bonds	-	-	-	(2)	-	(2)
CMBS	-	-	-	(2)	-	(2)
CDOs	30	-	-	(3)	-	27
Trading securities	-	(1)	-	(1)	-	(2)
Derivative investments	55	(43)	(75)	-	-	(63)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(31)	-	-	(208)	-	(239)
Total, net	$301	$(44)	$(82)	$(230)	$(1)	$(56)

	For the Nine Months Ended September 30, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$113	$(41)	$(4)	$(40)	$(54)	$(26)
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	50	-	-	-	-	50
RMBS	-	-	-	(2)	-	(2)
CMBS	-	-	-	(3)	(2)	(5)
CDOs	35	-	-	(17)	-	18
Hybrid and redeemable preferred
securities	-	(11)	-	-	-	(11)
Equity AFS securities	63	(5)	-	-	-	58
Trading securities	-	(1)	-	(2)	-	(3)
Derivative investments	119	17	(233)	-	-	(97)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(53)	-	-	86	-	33
Total, net	$327	$(41)	$(237)	$21	$(56)	$14

	For the Nine Months Ended September 30, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$404	$(27)	$(5)	$(41)	$(4)	$327
Foreign government bonds	-	-	-	(4)	-	(4)
RMBS	-	-	(7)	(1)	-	(8)
CMBS	-	-	-	(10)	-	(10)
CDOs	47	-	-	(13)	-	34
State and municipal bonds	32	-	-	-	-	32
Equity AFS securities	25	-	-	-	-	25
Trading securities	-	-	-	(2)	-	(2)
Derivative investments	428	(40)	(182)	-	-	206
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(66)	-	-	(125)	-	(191)
Total, net	$870	$(67)	$(194)	$(196)	$(4)	$409

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Investments: (1)
Derivative investments	$(343)	$(279)	$(533)	$(618)
Future contract benefits: (1)
Indexed annuity and universal life contracts
embedded derivatives	5	4	25	22
GLB reserves embedded derivatives	508	556	1,825	924
VIEs' liabilities – derivative instruments (1)	35	57	61	117
Other liabilities – credit default swaps (2)	4	(5)	6	-
Total, net	$209	$333	$1,384	$445

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2013			September 30, 2012
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$71	$(197)	$(126)	$241	$(314)	$(73)
Foreign government bonds	-	-	-	27	(51)	(24)
RMBS	-	-	-	-	(181)	(181)
CMBS	-	(8)	(8)	4	-	4
Hybrid and redeemable
preferred securities	-	(18)	(18)	-	(29)	(29)
Trading securities	7	-	7	3	(17)	(14)
Total, net	$78	$(223)	$(145)	$275	$(592)	$(317)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2013			September 30, 2012
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$257	$(43)	$214	$163	$(521)	$(358)
Foreign government bonds	-	-	-	29	(46)	(17)
RMBS	-	-	-	-	(147)	(147)
CMBS	-	(8)	(8)	13	-	13
CDOs	-	-	-	6	-	6
Hybrid and redeemable
preferred securities	5	(48)	(43)	35	(40)	(5)
Trading securities	9	-	9	5	(16)	(11)
Total, net	$271	$(99)	$172	$251	$(770)	$(519)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three and nine months ended September 30, 2013 and 2012, our corporate bonds and RMBS transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three and nine months ended September 30, 2013 and 2012, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2013:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,031	Discounted cash flow	Liquidity/duration adjustment (1)	0.6%	-	15.3%
Foreign government bonds	97	Discounted cash flow	Liquidity/duration adjustment (1)	2.1%	-	4.1%
Hybrid and redeemable
preferred securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	1.6%	-	2.0%
Equity AFS and trading
securities	13	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	4.5%
Future contract benefits – GLB
reserves embedded derivatives	711	Monte Carlo simulation	Long-term lapse rate (2)	1.0%	-	27.0%
			Utilization of guaranteed
			withdrawal (3)	90.0%	-	100.0%
			NPR (4)	0.0%	-	0.51%
			Mortality rate (5)			(7)
			Volatility (6)	1.0%	-	28.0%
Liabilities
Future contract benefits – indexed
annuity and universal life
contracts embedded derivatives	(924)	Discounted cash flow	Lapse rate (2)	1.0%	-	15.0%
			Mortality rate (5)			(8)

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

(7)	The mortality rate is based on a combination of company and industry experience, adjusted for improvement factors.
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

Segment information (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Operating revenues:
Annuities	$842	$745	$2,436	$2,210
Retirement Plan Services	269	255	800	765
Life Insurance	1,301	1,296	3,827	3,759
Group Protection	561	517	1,685	1,560
Other Operations	100	101	304	320
Excluded realized gain (loss), pre-tax	(65)	39	(208)	(55)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	1	1	2	3
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	-	1	-
Total revenues	$3,009	$2,954	$8,847	$8,562

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income (Loss)
Income (loss) from operations:
Annuities	$198	$139	$551	$433
Retirement Plan Services	33	29	108	101
Life Insurance	140	152	387	427
Group Protection	23	16	60	59
Other Operations	(27)	26	(104)	(46)
Excluded realized gain (loss), after-tax	(43)	25	(135)	(35)
Income (expense) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	-	1	1	1
Impairment of intangibles, after-tax	-	2	-	1
Benefit ratio unlocking, after-tax	13	10	25	24
Income (loss) from continuing operations, after-tax	337	400	893	965
Income (loss) from discontinued operations, after-tax	-	28	-	27
Net income (loss)	$337	$428	$893	$992

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2013, compared with December 31, 2012, and the results of operations for the three and nine months ended September 30, 2013, compared with the corresponding periods in 2012 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2013; and our current reports on Form 8-K filed in 2013.

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

•

Adverse global capital and credit market conditions, including another shut down of the U.S. federal government and/or failure to reach agreement on the U.S. federal government’s debt ceiling, could affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments and certain intangible assets, including goodwill and the valuation allowance against deferred tax assets, which may reduce future earnings and/or affect our financial condition and ability to raise additional capital or refinance existing debt as it matures;

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

DAC, VOBA, DSI and DFEL

Unlocking

As discussed in our 2012 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees in the third quarter of each year.  As a result of this review, we recorded unlocking on an annual basis that resulted in increases or decreases to the carrying values of these items.  See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2012 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to income (loss) from continuing operations from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2013	2012	Change
Income (loss) from operations:
Annuities	$2	$(5)	140%
Retirement Plan Services	(4)	(3)	-33%
Life Insurance	17	36	-53%
Excluded realized gain (loss) (1)	(9)	76	NM
Income (loss) from continuing
operations	$6	$104	-94%

(1)

Excludes unlocking related to the non-performance risk (“NPR”) component of our guaranteed living benefit (“GLB”) embedded derivative reserves (see “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivative Results” below for more information).

Unlocking was driven primarily by the following:

2013

•	For Annuities, we modified our policyholder behavior and variable annuity mortality assumptions, partially offset by modifying our interest margin assumptions and other items;
•	For Retirement Plan Services, we modified our interest margin assumptions;
•	For Life Insurance, we modified our amortization period and mortality assumptions, partially offset by lowering our early duration portfolio yield assumptions; and
•	For excluded realized gain (loss), we modified our policyholder behavior assumptions for GLB riders.

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 14% followed by growth going forward of 7% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of September 30, 2013, we would have recorded a favorable unlocking of approximately $295 million, pre-tax, for Annuities, approximately $25 million, pre-tax, for Retirement Plan Services, and approximately $30 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2013:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$554	$68,267	$-	$68,821
Priced by independent broker
quotations	-	-	2,510	2,510
Priced by matrices	-	11,994	-	11,994
Priced by other methods (1)	-	-	1,162	1,162
Total	$554	$80,261	$3,672	$84,487

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2012 Form 10-K and Note 13 herein.

As of September 30, 2013, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of September 30, 2013,  we used broker quotes for 62 securities as our final price source, representing approximately 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Form 10-K.

GLB

Within our individual annuity business, approximately 72% of our variable annuity account values contained GLB features as of September 30, 2013.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of September 30, 2013 and 2012,  5% and 9%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of September 30, 2013 and 2012, was $387 million and $559 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of September 30, 2013, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(85)	$(22)	$(6)	$(4)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(15)	$(4)	$(3)	$(12)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$6	$3	$(3)	$(6)

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Effect to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(13)
Scenario 2	-10%	-25.0 bps	+2%	(47)
Scenario 3	-20%	-50.0 bps	+4%	(179)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of September 30, 2013, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$198	$139	42%	$551	$433	27%
Retirement Plan Services	33	29	14%	108	101	7%
Life Insurance	140	152	-8%	387	427	-9%
Group Protection	23	16	44%	60	59	2%
Other Operations	(27)	26	NM	(104)	(46)	NM
Excluded realized gain (loss), after-tax	(43)	25	NM	(135)	(35)	NM
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	1	-100%	1	1	0%
Impairment of intangibles, after-tax	-	2	-100%	-	1	-100%
Benefit ratio unlocking, after-tax	13	10	30%	25	24	4%
Income (loss) from continuing
operations, after-tax	337	400	-16%	893	965	-7%
Income (loss) from discontinued
operations, after-tax	-	28	-100%	-	27	-100%
Net income (loss)	$337	$428	-21%	$893	$992	-10%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Deposits
Annuities	$3,640	$2,677	36%	$11,040	$8,025	38%
Retirement Plan Services	1,860	1,717	8%	5,144	4,519	14%
Life Insurance	1,230	1,106	11%	3,723	3,403	9%
Total deposits	$6,730	$5,500	22%	$19,907	$15,947	25%

Net Flows
Annuities	$1,235	$396	212%	$3,822	$1,391	175%
Retirement Plan Services	219	232	-6%	901	638	41%
Life Insurance	862	685	26%	2,598	2,139	21%
Total net flows	$2,316	$1,313	76%	$7,321	$4,168	76%

	As of September 30,
	2013	2012	Change
Account Values
Annuities	$108,699	$94,193	15%
Retirement Plan Services	49,309	43,103	14%
Life Insurance	39,157	36,589	7%
Total account values	$197,165	$173,885	13%

Comparison of the Three and Nine Months Ended September 30, 2013 to 2012

Net income decreased due primarily to the following:

•	The effect of more favorable unlocking in 2012;
•	More favorable tax benefits in 2012 driven by the release of reserves associated with prior tax years that were closed in the third quarter;

•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates; and
•	Higher death claims.

The decrease in net income was partially offset by growth in account values, insurance in force and group earned premiums.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Insurance premiums (1)	$30	$29	3%	$87	$64	36%
Fee income	417	332	26%	1,178	980	20%
Net investment income	254	268	-5%	784	819	-4%
Operating realized gain (loss) (2)	36	30	20%	100	82	22%
Other revenues (3)	105	86	22%	287	265	8%
Total operating revenues	842	745	13%	2,436	2,210	10%
Operating Expenses
Interest credited	153	146	5%	463	480	-4%
Benefits	78	131	-40%	206	226	-9%
Commissions and other expenses	372	295	26%	1,092	974	12%
Total operating expenses	603	572	5%	1,761	1,680	5%
Income (loss) from operations before
taxes	239	173	38%	675	530	27%
Federal income tax expense (benefit)	41	34	21%	124	97	28%
Income (loss) from operations	$198	$139	42%	$551	$433	27%

(1)	Includes primarily our single-premium immediate annuities (“SPIA”), which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended September 30, 2013 to 2012

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values (see the “Account Value Information” table within “Fee Income” below for drivers of changes in our account values);
•	Lower benefits attributable to the effect of unlocking; and
•	More favorable tax items recorded in 2013 than in 2012 driven by the separate account dividends-received deduction (“DRD”) and other items.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to:
▪	The effect of unlocking; and
▪	Higher account values driving higher trail commissions;

partially offset by:

▪	Higher average equity markets than our model projections assumed resulting in a lower amortization rate; and
•	Lower net investment income, net of interest credited, driven by:
▪	New money rates averaging below our portfolio yields; and
▪	The effect of unlocking;

partially offset by:

•	Higher average fixed account values (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values).

Comparison of the Nine Months Ended September 30, 2013 to 2012

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values (see the “Account Value Information” table within “Fee Income” below for drivers of changes in our account values); and
•	Lower benefits attributable to the effect of unlocking, partially offset by an increase in the growth in benefit reserves from higher than expected GLB payments.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to:
▪	The effect of unlocking; and
▪	Higher account values driving higher trail commissions;

partially offset by:

▪	Higher average equity markets than our model projections assumed resulting in a lower amortization rate; and
•	Lower net investment income, net of interest credited, driven by:
▪	New money rates averaging below our portfolio yields; and
▪	The effect of unlocking;

partially offset by:

▪	Higher average fixed account values (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and
▪	Higher prepayment and bond make-whole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for more information).

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.    Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  We continue to monitor the marketplace and economic environment and make changes to our product offerings as needed to sustain the future profitability of our segment.  In 2013, these changes included the introduction of additional risk-managed funds, reductions to withdrawal rates and guaranteed income benefits for several GLB riders, closure of post-issue election of guaranteed withdrawal benefit (“GWB”) riders on new sales, and implementation of a minimum age of 50 for GWB rider elections on new sales.  Also, The Lincoln National Life Insurance Company (“LNL”) entered into a reinsurance treaty covering the Lincoln Lifetime IncomeSM Advantage 2.0 Protected Funds living benefit rider on Lincoln ChoicePlus AssuranceSM variable annuities.  Under the terms of the treaty, the reinsurer will provide 50% coinsurance on new sales through December 31, 2014, on up to a total of $8 billion of new living benefit guarantee sales.  We will retain 100% of the product cash flows, excluding the living benefit guarantee.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for the three and nine months ended September 30, 2013, compared to 8% for the corresponding periods in 2012.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Fee Income
Mortality, expense and other assessments	$412	$337	22%	$1,166	$979	19%
Surrender charges	7	2	250%	17	12	42%
DFEL:
Deferrals	(7)	(5)	-40%	(19)	(18)	-6%
Amortization, net of interest:
Amortization, net of interest,
excluding unlocking	6	4	50%	15	13	15%
Unlocking	(1)	(6)	83%	(1)	(6)	83%
Total fee income	$417	$332	26%	$1,178	$980	20%

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Account Value Information
Variable annuity deposits (1)	$2,479	$1,518	63%	$7,448	$4,622	61%
Increases (decreases) in variable
annuity account values:
Net flows (1)	603	(97)	NM	1,801	(250)	NM
Change in market value (1)	4,134	3,186	30%	7,626	6,576	16%
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	912	696	31%	2,480	2,064	20%
Variable annuity account values (1)	87,415	73,401	19%	87,415	73,401	19%
Average daily variable annuity account
values (1)	85,151	71,535	19%	82,005	69,926	17%
Average daily S&P 500	1,674	1,402	19%	1,600	1,366	17%

(1)	Excludes the fixed portion of variable.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and the equity markets.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB products; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2012 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$219	$236	-7%	$668	$711	-6%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	5	2	150%	27	8	238%
Alternative investments (2)	-	-	NM	-	1	-100%
Surplus investments (3)	30	30	0%	89	99	-10%
Total net investment income	$254	$268	-5%	$784	$819	-4%

Interest Credited
Amount provided to contract holders	$150	$160	-6%	$444	$491	-10%
DSI deferrals	(2)	(11)	82%	(7)	(30)	77%
Interest credited before DSI
amortization	148	149	-1%	437	461	-5%
DSI amortization:
Amortization, excluding unlocking	11	11	0%	32	33	-3%
Unlocking	(6)	(14)	57%	(6)	(14)	57%
Total interest credited	$153	$146	5%	$463	$480	-4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2013	2012	Change	2013	2012	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.54%	4.93%	(39)	4.66%	4.97%	(31)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.10%	0.04%	6	0.19%	0.05%	14
Net investment income yield on
reserves	4.64%	4.97%	(33)	4.85%	5.02%	(17)
Interest rate credited to contract
holders	2.86%	2.94%	(8)	2.83%	3.04%	(21)
Interest rate spread	1.78%	2.03%	(25)	2.02%	1.98%	4

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Other Information
Fixed annuity deposits (1)	$1,161	$1,159	0%	$3,592	$3,403	6%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	632	493	28%	2,021	1,641	23%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(912)	(696)	-31%	(2,480)	(2,064)	-20%
Reinvested interest credited (1)	218	201	8%	673	609	11%
Fixed annuity account values (1)	21,284	20,792	2%	21,284	20,792	2%
Average fixed account values (1)	21,339	20,788	3%	21,217	20,678	3%
Average invested assets on reserves	19,321	19,093	1%	19,119	19,154	0%

(1)	Includes the fixed portion of variable.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Benefits
Net death and other benefits, excluding
unlocking	$69	$58	19%	$195	$153	27%
Unlocking	9	73	-88%	11	73	-85%
Total benefits	$78	$131	-40%	$206	$226	-9%

Benefits for this segment include changes in reserves of immediate annuity account values driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking.  In addition, see footnote 1 under the “Income (Loss) from Operations” table above for additional information on the change in benefits.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Commissions and Other Expenses
Commissions:
Deferrable	$159	$124	28%	$490	$367	34%
Non-deferrable	91	79	15%	264	221	19%
General and administrative expenses	105	97	8%	305	291	5%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	-	-	NM	1	-	NM
Taxes, licenses and fees	8	9	-11%	24	23	4%
Total expenses incurred, excluding
broker-dealer	363	309	17%	1,084	902	20%
DAC deferrals	(181)	(138)	-31%	(558)	(411)	-36%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	182	171	6%	526	491	7%
DAC and VOBA amortization, net
of interest:
Amortization, net of interest,
excluding unlocking	97	96	1%	292	281	4%
Unlocking	(7)	(57)	88%	(5)	(57)	91%
Broker-dealer expenses incurred	100	85	18%	279	259	8%
Total commissions and other
expenses	$372	$295	26%	$1,092	$974	12%

DAC Deferrals
As a percentage of sales/deposits	5.0%	5.2%		5.1%	5.1%

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

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized.  Fluctuations in these expenses correspond with fluctuations in other revenues.

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Fee income	$59	$53	11%	$172	$158	9%
Net investment income	207	199	4%	620	598	4%
Other revenues (1)	3	3	0%	8	9	-11%
Total operating revenues	269	255	5%	800	765	5%
Operating Expenses
Interest credited	118	114	4%	351	337	4%
Benefits	-	-	NM	1	-	NM
Commissions and other expenses	107	102	5%	302	293	3%
Total operating expenses	225	216	4%	654	630	4%
Income (loss) from operations before
taxes	44	39	13%	146	135	8%
Federal income tax expense (benefit)	11	10	10%	38	34	12%
Income (loss) from operations	$33	$29	14%	$108	$101	7%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of the Three and Nine Months Ended September 30, 2013 to 2012

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily account values (see the “Account Value Information” table within “Fee Income” below for drivers of changes in our account values); and
•	Higher net investment income, net of interest credited, driven by:
▪	Higher average fixed account values (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and
▪	Higher prepayment and bond make-whole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for more information);

partially offset by:

▪	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher account values driving higher trail commissions and the effect of unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information).

Additional Information

We expect to continue making strategic investments during the remainder of 2013 to improve our infrastructure and expand distribution that will result in higher expenses.

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year, and we expect this trend will continue for the remainder of 2013.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 14% and 12% for the three and nine months ended September 30, 2013, respectively, compared to 14% and 12% for the corresponding periods in 2012.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 34% and 37% as of September 30, 2013 and 2012, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Fee Income
Annuity expense assessments	$47	$45	4%	$140	$133	5%
Mutual fund fees	11	8	38%	31	24	29%
Total expense assessments	58	53	9%	171	157	9%
Surrender charges	1	-	NM	1	1	0%
Total fee income	$59	$53	11%	$172	$158	9%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$7,377	$6,470	14%	$7,001	$6,168	14%
Gross deposits	362	362	-	1,135	1,152	-1%
Withdrawals and deaths	(375)	(330)	-14%	(1,153)	(1,110)	-4%
Net flows	(13)	32	NM	(18)	42	NM
Transfers between fixed and variable
accounts	-	(5)	100%	(13)	(16)	19%
Investment increase and change in
market value	331	269	23%	725	572	27%
Balance as of end-of-period	$7,695	$6,766	14%	$7,695	$6,766	14%

Total Mid – Large Segment:
Balance as of beginning-of-period	$23,486	$19,139	23%	$21,049	$17,434	21%
Gross deposits	1,338	1,186	13%	3,532	2,852	24%
Withdrawals and deaths	(881)	(798)	-10%	(1,956)	(1,697)	-15%
Net flows	457	388	18%	1,576	1,155	36%
Transfers between fixed and variable
accounts	(14)	(17)	18%	5	(24)	121%
Investment increase and change in market
value	1,130	783	44%	2,429	1,728	41%
Balance as of end-of-period	$25,059	$20,293	23%	$25,059	$20,293	23%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$16,234	$15,788	3%	$15,881	$15,531	2%
Gross deposits	160	169	-5%	477	515	-7%
Withdrawals and deaths	(385)	(357)	-8%	(1,134)	(1,074)	-6%
Net flows	(225)	(188)	-20%	(657)	(559)	-18%
Investment increase and change in
market value	546	444	23%	1,331	1,072	24%
Balance as of end-of-period	$16,555	$16,044	3%	$16,555	$16,044	3%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$47,097	$41,397	14%	$43,931	$39,133	12%
Gross deposits	1,860	1,717	8%	5,144	4,519	14%
Withdrawals and deaths	(1,641)	(1,485)	-11%	(4,243)	(3,881)	-9%
Net flows	219	232	-6%	901	638	41%
Transfers between fixed and variable
accounts	(14)	(22)	36%	(8)	(40)	80%
Investment increase and change in
market value	2,007	1,496	34%	4,485	3,372	33%
Balance as of end-of-period (1)	$49,309	$43,103	14%	$49,309	$43,103	14%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Account Value Information
Variable annuity deposits (1)	$315	$343	-8%	$1,077	$1,219	-12%
Increases (decreases) in variable
annuity account values:
Net flows (1)	(231)	(103)	NM	(474)	(291)	-63%
Change in market value (1)	781	632	24%	1,790	1,405	27%
Transfers from the variable portion
of variable annuity products to
to the fixed portion of variable
annuity products	(79)	(79)	0%	(226)	(193)	-17%
Variable annuity account values (1)	14,556	13,788	6%	14,556	13,788	6%
Average daily variable annuity account
values (1)	14,481	13,558	7%	14,256	13,507	6%
Average daily S&P 500	1,674	1,402	19%	1,600	1,366	17%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$185	$184	1%	$555	$547	1%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	7	-	NM	19	3	NM
Alternative investments (2)	-	-	NM	-	1	-100%
Surplus investments (3)	15	15	0%	46	47	-2%
Total net investment income	$207	$199	4%	$620	$598	4%

Interest Credited	$118	$114	4%	$351	$337	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2013	2012	Change	2013	2012	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.97%	5.23%	(26)	5.00%	5.28%	(28)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.18%	0.01%	17	0.17%	0.02%	15
Alternative investments	0.00%	0.00%	-	0.00%	0.01%	(1)
Net investment income yield on reserves	5.15%	5.24%	(9)	5.17%	5.31%	(14)
Interest rate credited to contract holders	3.12%	3.22%	(10)	3.12%	3.22%	(10)
Interest rate spread	2.03%	2.02%	1	2.05%	2.09%	(4)

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Other Information
Fixed annuity deposits (1)	$462	$489	-6%	$1,270	$1,206	5%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(61)	44	NM	(172)	(13)	NM
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	79	79	0%	226	193	17%
Reinvested interest credited (1)	120	114	5%	351	336	4%
Fixed annuity account values (1)	15,219	14,242	7%	15,219	14,242	7%
Average fixed account values (1)	15,122	14,126	7%	14,968	13,918	8%
Average invested assets on reserves	14,881	14,095	6%	14,785	13,829	7%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Commissions and Other Expenses
Commissions:
Deferrable	$3	$4	-25%	$11	$14	-21%
Non-deferrable	15	13	15%	43	38	13%
General and administrative expenses	74	77	-4%	220	224	-2%
Taxes, licenses and fees	4	4	0%	14	12	17%
Total expenses incurred	96	98	-2%	288	288	0%
DAC deferrals	(7)	(9)	22%	(23)	(28)	18%
Total expenses recognized before
amortization	89	89	0%	265	260	2%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	11	9	22%	30	29	3%
Unlocking	7	4	75%	7	4	75%
Total commissions and other
expenses	$107	$102	5%	$302	$293	3%

DAC Deferrals
As a percentage of annuity sales/deposits	0.9%	1.1%		1.0%	1.2%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.  Distribution expenses associated with the sale of mutual fund products are expensed as incurred.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2013, to the corresponding periods in 2012, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales due to changes in sales mix to products with lower commission rates.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Insurance premiums (1)	$125	$103	21%	$357	$326	10%
Fee income	556	605	-8%	1,622	1,639	-1%
Net investment income	615	578	6%	1,825	1,773	3%
Operating realized gain (loss) (2)	1	1	0%	3	1	200%
Other revenues	4	9	-56%	20	20	0%
Total operating revenues	1,301	1,296	0%	3,827	3,759	2%
Operating Expenses
Interest credited	329	320	3%	973	945	3%
Benefits	476	295	61%	1,482	1,238	20%
Commissions and other expenses	286	465	-38%	794	951	-17%
Total operating expenses	1,091	1,080	1%	3,249	3,134	4%
Income (loss) from operations before
taxes	210	216	-3%	578	625	-8%
Federal income tax expense (benefit)	70	64	9%	191	198	-4%
Income (loss) from operations	$140	$152	-8%	$387	$427	-9%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended September 30, 2013 to 2012

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits due to the effect of unlocking and higher death claims; and
•	Lower fee income due to the effect of unlocking partially offset by growth in business in force.

The decrease in income from operations was partially offset by lower commissions and other expenses attributable to the effect of unlocking.

Comparison of the Nine Months Ended September 30, 2013 to 2012

Income from operations for this segment decreased due primarily to higher benefits due to the effect of unlocking and higher death claims, partially offset by lower commissions and other expenses attributable to the effect of unlocking.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information about unlocking.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”), respectively.  On September 12, 2012, the National Association of Insurance Commissioners (“NAIC”) adopted revisions to AG38.  Effective as of December 31, 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, are subject to a minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  The AG38 revisions did not have a material impact on our total in-force reserves as of adoption.  Reserves on new business written after December 31, 2012, are calculated using a modified formulaic approach.  This approach results in higher reserves that exceed expected economic levels, which increases the surplus strain related to new sales.  However, our insurance subsidiaries are employing strategies to reduce the surplus strain of holding the higher statutory reserves associated with term products and UL products containing secondary guarantees.  As noted below, we have been successful in executing reinsurance solutions to release surplus to Other Operations.  We will continue to manage our present reinsurance solutions and attempt to enter into new solutions to minimize the strain on our surplus.    During the third quarter of 2013, the New York Department of Financial Services (“NYDFS”) announced that it would not recognize the NAIC revisions to AG38 discussed above in applying the New York law governing the reserves to be held for term products and UL products containing secondary guarantees. The change, effective for year end 2013 financial reporting, impacts our New York-domiciled insurance subsidiary, the Lincoln Life & Annuity Company of New York (“LLANY”).  LLANY discontinued the sale of these products in New York in early 2013, but the NYDFS’s action is expected to increase the reserves to be held for in-force business.  However, the exact impact on LLANY is not yet known, but we do not expect it to have a material adverse effect on our financial condition.

Included in the LOCs issued as of September 30, 2013, was approximately $2.8 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $1.8 billion of such LOCs expiring in 2031 were issued for UL products containing secondary guarantees.  Approximately $1.0 billion of such LOCs were issued for term business solutions (approximately $175 million will expire in 2018, and approximately $830 million will expire in 2023).  We have also used the proceeds from senior note issuances of approximately $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market alternatives lower the capital effect of term and UL products containing secondary guarantees.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force term and UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures are not available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2012 Form 10-K for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Fee Income
Mortality assessments	$333	$324	3%	$1,000	$987	1%
Expense assessments	213	197	8%	644	606	6%
Surrender charges	15	25	-40%	46	68	-32%
DFEL:
Deferrals	(68)	(73)	7%	(220)	(238)	8%
Amortization, net of interest:
Amortization, net of interest,
excluding unlocking	48	51	-6%	137	141	-3%
Unlocking	15	81	-81%	15	75	-80%
Total fee income	$556	$605	-8%	$1,622	$1,639	-1%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Sales by Product
UL:
Excluding MoneyGuard® and indexed UL	$32	$27	19%	$92	$109	-16%
MoneyGuard®	39	40	-3%	133	121	10%
Indexed UL	17	11	55%	37	27	37%
Total UL	88	78	13%	262	257	2%
VUL	36	9	300%	91	31	194%
COLI and BOLI	15	9	67%	80	31	158%
Term	24	16	50%	63	42	50%
Total sales	$163	$112	46%	$496	$361	37%

Net Flows
Deposits	$1,230	$1,106	11%	$3,723	$3,403	9%
Withdrawals and deaths	(368)	(421)	13%	(1,125)	(1,264)	11%
Net flows	$862	$685	26%	$2,598	$2,139	21%

Contract Holder Assessments	$856	$816	5%	$2,545	$2,421	5%

	As of September 30,
	2013	2012	Change
Account Values
UL	$30,284	$28,883	5%
VUL	6,604	5,450	21%
Interest-sensitive whole life	2,269	2,256	1%
Total account values	$39,157	$36,589	7%

In-Force Face Amount
UL and other	$315,742	$308,470	2%
Term insurance	292,375	275,992	6%
Total in-force face amount	$608,117	$584,462	4%

Fee income relates only to interest-sensitive products and includes mortality assessments, expense assessments (net of deferrals and amortization related to DFEL) and surrender charges.  Mortality and expense assessments are deducted from our contract holders’ account values.  These amounts are a function of the rates priced into the product and premiums received, face amount in force and account values.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Sales in the table above and as discussed above were reported as follows:

•	MoneyGuard®, our linked-benefit product, (single premium option) and single premium bank-owned UL and VUL (“BOLI”) – 15% of single premium deposits;
•

MoneyGuard® (flexible premium option), UL, VUL, and corporate-owned UL and VUL (“COLI”) – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums; and

•	Term – 100% of annualized first year premiums.

UL products with secondary guarantees represented approximately 19% and 17% of sales for the three and nine months ended September 30, 2013, respectively, as compared to approximately 22% and 27% for the corresponding periods in 2012.  Changes in the marketplace and continuing efforts to increase sales of higher return products (i.e., “pivot” products) in a low interest rate environment are resulting in a shift in our business mix to products like VUL, indexed UL and term that are not primarily focused upon secondary guarantees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Net Investment Income
Fixed maturity securities, mortgage
loans on real estate and other, net
of investment expenses	$562	$541	4%	$1,672	$1,630	3%
Commercial mortgage loan
prepayment and bond make-whole
premiums (1)	8	2	300%	26	10	160%
Alternative investments (2)	12	3	300%	28	30	-7%
Surplus investments (3)	33	32	3%	99	103	-4%
Total net investment income	$615	$578	6%	$1,825	$1,773	3%

Interest Credited	$329	$320	3%	$973	$945	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
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
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.54%	5.65%	(11)	5.58%	5.75%	(17)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.08%	0.02%	6	0.09%	0.04%	5
Alternative investments	0.14%	0.03%	11	0.10%	0.12%	(2)
Net investment income yield
on reserves	5.76%	5.70%	6	5.77%	5.91%	(14)
Interest rate credited to contract holders	3.93%	3.94%	(1)	3.92%	3.95%	(3)
Interest rate spread	1.83%	1.76%	7	1.85%	1.96%	(11)
Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.57%	5.73%	(16)	5.63%	5.75%	(12)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.03%	0.00%	3	0.07%	0.01%	5
Alternative investments	0.00%	0.00%	-	0.00%	0.01%	(1)
Net investment income yield
on reserves	5.60%	5.73%	(13)	5.70%	5.77%	(7)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$36,062	$34,041	6%	$35,611	$33,533	6%
Account values - universal and whole life	33,021	31,666	4%	32,717	31,442	4%
Attributable to traditional products:
Invested assets on reserves	4,453	4,324	3%	4,401	4,293	3%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Benefits
Death claims direct and assumed	$939	$703	34%	$2,574	$2,283	13%
Death claims ceded	(518)	(317)	-63%	(1,270)	(1,102)	-15%
Reserves released on death	(119)	(132)	10%	(387)	(375)	-3%
Net death benefits	302	254	19%	917	806	14%
Change in secondary guarantee life
insurance product reserves:
Change in reserves, excluding
unlocking	111	111	0%	358	356	1%
Unlocking	(18)	(154)	88%	(18)	(145)	88%
Other benefits:
Other benefits, excluding unlocking (1)	78	84	-7%	222	221	0%
Unlocking	3	-	NM	3	-	NM
Total benefits	$476	$295	61%	$1,482	$1,238	20%

Death claims per $1,000 of in-force	2.00	1.74	15%	2.04	1.85	10%

(1)	Includes primarily traditional product changes in reserves and dividends.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits include the change in secondary guarantee life insurance product reserves.  The reserve for secondary guarantees is affected by changes in expected future trends of expense assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2012 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Commissions and Other Expenses
Commissions	$157	$115	37%	$442	$371	19%
General and administrative expenses	122	118	3%	354	357	-1%
Expenses associated with reserve
financing	19	17	12%	55	49	12%
Taxes, licenses and fees	41	33	24%	109	102	7%
Total expenses incurred	339	283	20%	960	879	9%
DAC and VOBA deferrals	(175)	(131)	-34%	(498)	(420)	-19%
Total expenses recognized before
amortization	164	152	8%	462	459	1%
DAC and VOBA amortization, net of
interest:
Amortization, net of interest,
excluding unlocking	113	133	-15%	322	343	-6%
Unlocking	8	180	-96%	7	147	-95%
Other intangible amortization	1	-	NM	3	2	50%
Total commissions and
other expenses	$286	$465	-38%	$794	$951	-17%

DAC and VOBA Deferrals
As a percentage of sales	107.4%	117.0%		100.4%	116.3%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2013, to the corresponding periods in 2012, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales due to changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Insurance premiums	$516	$473	9%	$1,555	$1,431	9%
Net investment income	41	41	0%	122	121	1%
Other revenues	4	3	33%	8	8	0%
Total operating revenues	561	517	9%	1,685	1,560	8%
Operating Expenses
Interest credited	1	1	0%	2	3	-33%
Benefits	382	360	6%	1,163	1,078	8%
Commissions and other expenses	142	132	8%	427	389	10%
Total operating expenses	525	493	6%	1,592	1,470	8%
Income (loss) from operations before
taxes	36	24	50%	93	90	3%
Federal income tax expense (benefit)	13	8	63%	33	31	6%
Income (loss) from operations	$23	$16	44%	$60	$59	2%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Income (Loss) from Operations by
Product Line
Life	$10	$6	67%	$16	$18	-11%
Disability	11	7	57%	41	37	11%
Dental	1	2	-50%	-	-	NM
Total non-medical	22	15	47%	57	55	4%
Medical	1	1	0%	3	4	-25%
Income (loss) from operations	$23	$16	44%	$60	$59	2%

Comparison of the Three and Nine Months Ended September 30, 2013 to 2012

Income from operations for this segment increased due primarily to the following:

•	More favorable total non-medical loss ratio experience, including $3 million of favorable reserve adjustments during the third quarter of 2013 related to long-term disability; and
•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Insurance Premiums by Product Line
Life	$214	$194	10%	$628	$570	10%
Disability	228	207	10%	670	610	10%
Dental	52	49	6%	153	142	8%
Total non-medical	494	450	10%	1,451	1,322	10%
Medical	22	23	-4%	104	109	-5%
Total insurance premiums	$516	$473	9%	$1,555	$1,431	9%

Sales	$107	$97	10%	$273	$252	8%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Benefits and Interest Credited by
Product Line
Life	$159	$149	7%	$484	$437	11%
Disability	167	158	6%	474	440	8%
Dental	37	34	9%	114	107	7%
Total non-medical	363	341	6%	1,072	984	9%
Medical	20	20	0%	93	97	-4%
Total benefits and interest credited	$383	$361	6%	$1,165	$1,081	8%

Loss Ratios by Product Line
Life	74.2%	76.8%		77.1%	76.7%
Disability	73.2%	76.3%		70.8%	72.0%
Dental	71.5%	69.0%		74.3%	75.7%
Total non-medical	73.4%	75.7%		73.9%	74.4%
Medical	88.3%	85.4%		88.8%	88.1%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Commissions and Other Expenses
Commissions	$62	$55	13%	$187	$162	15%
General and administrative expenses	76	70	9%	220	200	10%
Taxes, licenses and fees	14	12	17%	39	37	5%
Total expenses incurred	152	137	11%	446	399	12%
DAC deferrals	(20)	(15)	-33%	(53)	(43)	-23%
Total expenses recognized before
amortization	132	122	8%	393	356	10%
DAC and VOBA amortization, net of
interest	10	10	0%	34	33	3%
Total commissions and
other expenses	$142	$132	8%	$427	$389	10%

DAC Deferrals
As a percentage of insurance premiums	3.9%	3.2%		3.4%	3.0%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Operating Revenues
Insurance premiums	$-	$-	NM	$1	$4	-75%
Net investment income	63	61	3%	192	198	-3%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%	54	54	0%
Media revenues (net)	18	21	-14%	53	59	-10%
Other revenues	1	1	0%	4	5	-20%
Total operating revenues	100	101	-1%	304	320	-5%
Operating Expenses
Interest credited	26	30	-13%	82	91	-10%
Benefits	29	43	-33%	85	105	-19%
Media expenses	15	16	-6%	45	49	-8%
Other expenses	5	33	-85%	56	69	-19%
Interest and debt expense	67	68	-1%	196	203	-3%
Total operating expenses	142	190	-25%	464	517	-10%
Income (loss) from operations before
taxes	(42)	(89)	53%	(160)	(197)	19%
Federal income tax expense (benefit)	(15)	(115)	87%	(56)	(151)	63%
Income (loss) from operations	$(27)	$26	NM	$(104)	$(46)	NM

Comparison of the Three and Nine Months Ended September 30, 2013 to 2012

Loss from operations for Other Operations increased due primarily to higher favorable tax benefits during 2012 related to the release of reserves associated with prior tax years that were closed in the third quarter.

The increase in loss from operations was partially offset by the following:

•	Higher other expenses in 2012 driven by restructuring charges and higher claim settlement accruals; and
•	Higher benefits in 2012 due to higher claim settlement accruals.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
General and administrative expenses:
Legal	$-	$-	NM	$1	$1	0%
Branding	6	4	50%	19	21	-10%
Other (1)	1	7	-86%	46	34	35%
Total general and administrative	7	11	-36%	66	56	18%
expenses
Restructuring charges	-	14	-100%	-	14	-100%
Taxes, licenses and fees	1	11	-91%	(2)	7	NM
Inter-segment reimbursement
associated with reserve financing
and LOC expenses (2)	(3)	(3)	0%	(8)	(8)	0%
Total other expenses	$5	$33	-85%	$56	$69	-19%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Components of Realized Gain (Loss),
Pre-Tax
Total operating realized gain (loss)	$37	$31	19%	$103	$83	24%
Total excluded realized gain (loss)	(65)	39	NM	(208)	(55)	NM
Total realized gain (loss), pre-tax	$(28)	$70	NM	$(105)	$28	NM

Reconciliation of Excluded Realized
Gain (Loss) Net of Benefit Ratio
Unlocking, After-Tax
Total excluded realized gain (loss)	$(43)	$25	NM	$(135)	$(35)	NM
Benefit ratio unlocking	13	10	30%	25	24	4%
Excluded realized gain (loss) net of
benefit ratio unlocking, after-tax	$(30)	$35	NM	$(110)	$(11)	NM

Components of Excluded Realized
Gain (Loss) Net of Benefit Ratio
Unlocking, After-Tax
Realized gain (loss) related to certain
investments	$(21)	$(35)	40%	$(48)	$(99)	52%
Gain (loss) on the mark-to-market on
certain instruments	14	38	-63%	14	64	-78%
Variable annuity net derivatives results:
Hedge program performance, including
unlocking for GLB reserves hedged	6	99	-94%	13	81	-84%
GLB NPR component	(22)	(61)	64%	(73)	(60)	-22%
Total variable annuity net derivatives
results	(16)	38	NM	(60)	21	NM
Indexed annuity forward-starting option	(7)	(6)	-17%	(16)	3	NM
Excluded realized gain (loss) net of
benefit ratio unlocking, after-tax	$(30)	$35	NM	$(110)	$(11)	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2012 Form 10-K.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended September 30, 2013 to 2012

We had realized losses during 2013 as compared to gains during 2012 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•	Losses on variable annuity net derivatives results during 2013 as compared to gains during 2012 attributable to:
▪	The effect of unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA DSI and DFEL – Unlocking” for more information);

partially offset by:

▪	A less unfavorable GLB NPR component due to less narrowing of our credit spreads during 2013; and
•	Lower gains on the mark-to-market on certain instruments during 2013 attributable to an increase in interest rates leading to a decrease in the value of our trading securities.

The realized losses were partially offset by the following:

•	Lower gross realized losses related to certain investments during 2013 originating from asset sales to reposition the investment portfolio; and
•	General improvement in the credit markets during 2013 leading to a decline in OTTI.

Comparison of the Nine Months Ended September 30, 2013 to 2012

We had realized losses during 2013 as compared to gains during 2012 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•	Losses on variable annuity net derivatives results during 2013 as compared to gains during 2012 attributable to:
▪	The effect of unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA DSI and DFEL – Unlocking” for more information); and
▪

A more unfavorable GLB NPR component due to our associated reserves declining (see “Variable Annuity Net Derivative Results” below for more discussion), partially offset by less narrowing of our credit spreads during 2013; and

•	Lower gains on the mark-to-market on certain instruments during 2013 attributable to an increase in interest rates leading to a decrease in the value of our trading securities.

The realized losses were partially offset by the following:

•	Lower gross realized losses related to certain investments during 2013 originating from asset sales to reposition the investment portfolio; and
•	General improvement in the credit markets during 2013 leading to a decline in OTTI.

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

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2012 Form 10-K for a discussion of the mark-to-market on certain instruments and Note 4 for information about consolidated variable interest entities (“VIEs”).

Variable Annuity Net Derivatives Results

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2012 Form 10-K for a discussion of our variable annuity net derivatives results.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Variable annuity hedge program assets	$445	$811	$1,240	$1,944	$2,280

Variable annuity reserves - asset (liability):
Embedded derivative reserves, pre-NPR	$780	$318	$(200)	$(975)	$(1,432)
NPR	(69)	(26)	1	66	81
Embedded derivative reserves	711	292	(199)	(909)	(1,351)
Insurance benefit reserves	(233)	(226)	(204)	(209)	(201)
Total variable annuity reserves - asset (liability)	$478	$66	$(403)	$(1,118)	$(1,552)

10-year credit default swap (“CDS”) spread	1.74%	1.89%	1.86%	2.34%	2.40%
NPR factor related to 10-year CDS spread	0.18%	0.21%	0.19%	0.26%	0.29%

Our embedded derivative reserves were in an asset position as of September 30, 2013, as we estimated the present value of future benefits to be less than the future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of September 30, 2013:

Hypothetical
Effect
NPR factor:
Down 18 basis points	$(130)
Up 20 basis points	50

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

Indexed Annuity Forward-Starting Option

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2012 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Investments
AFS securities:
Fixed maturity	$80,135	$82,036	83.8%	82.8%
VIEs' fixed maturity	699	708	0.7%	0.7%
Total fixed maturity	80,834	82,744	84.5%	83.5%
Equity	185	157	0.2%	0.1%
Trading securities	2,354	2,554	2.5%	2.6%
Mortgage loans on real estate	7,127	7,029	7.5%	7.1%
Real estate	56	65	0.1%	0.1%
Policy loans	2,679	2,766	2.8%	2.8%
Derivative investments	1,114	2,652	1.2%	2.7%
Alternative investments	992	869	1.0%	0.9%
Other investments	227	229	0.2%	0.2%
Total investments	$95,568	$99,065	100.0%	100.0%

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

	As of September 30, 2013
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,375	$728	$115	$9,988	12.4%
Basic industry	4,721	215	141	4,795	5.9%
Capital goods	4,676	322	69	4,929	6.1%
Communications	3,983	283	91	4,175	5.2%
Consumer cyclical	4,348	292	101	4,539	5.6%
Consumer non-cyclical	9,810	798	117	10,491	13.0%
Energy	6,488	514	121	6,881	8.5%
Technology	2,633	134	70	2,697	3.3%
Transportation	1,824	118	8	1,934	2.4%
Industrial other	911	62	6	967	1.2%
Utilities	12,794	1,019	201	13,612	16.8%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,825	179	-	2,004	2.5%
Non-agency backed	1,027	34	33	1,028	1.3%
Mortgage pass through securities ("MPTS"):
Agency backed	1,543	81	7	1,617	2.0%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	776	40	21	795	1.0%
Asset-backed securities ("ABS"):
CDOs	178	-	2	176	0.2%
Commercial real estate ("CRE") CDOs	24	-	6	18	0.0%
Credit card	671	27	-	698	0.8%
Home equity	710	23	81	652	0.8%
Manufactured housing	62	5	-	67	0.1%
Auto loan	1	-	-	1	0.0%
Other	389	24	5	408	0.5%
Municipals:
Taxable	3,618	346	24	3,940	4.9%
Tax-exempt	36	-	-	36	0.0%
Government and government agencies:
United States	1,381	139	13	1,507	1.9%
Foreign	1,705	139	17	1,827	2.3%
Hybrid and redeemable preferred securities	1,027	89	65	1,051	1.3%
Total fixed maturity AFS securities	76,537	5,611	1,314	80,834	100.0%
Equity AFS Securities	166	19	-	185
Total AFS securities	76,703	5,630	1,314	81,019
Trading Securities (1)	2,073	295	14	2,354
Total AFS and trading securities	$78,776	$5,925	$1,328	$83,373

	As of December 31, 2012
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,216	$1,102	$77	$10,241	12.3%
Basic industry	3,910	459	14	4,355	5.3%
Capital goods	4,650	573	19	5,204	6.3%
Communications	3,695	550	12	4,233	5.1%
Consumer cyclical	3,817	481	30	4,268	5.2%
Consumer non-cyclical	9,250	1,474	3	10,721	13.0%
Energy	5,726	884	4	6,606	8.0%
Technology	2,172	227	7	2,392	2.9%
Transportation	1,540	194	1	1,733	2.1%
Industrial other	1,000	98	1	1,097	1.3%
Utilities	11,874	1,762	19	13,617	16.4%
CMOs:
Agency backed	2,427	274	-	2,701	3.3%
Non-agency backed	1,199	42	63	1,178	1.4%
MPTS:
Agency backed	2,136	155	-	2,291	2.8%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	970	68	35	1,003	1.2%
ABS:
CDOs	161	2	2	161	0.2%
CRE CDOs	28	-	9	19	0.0%
Credit card	668	45	-	713	0.9%
Home equity	775	8	138	645	0.8%
Manufactured housing	70	6	-	76	0.1%
Auto loan	4	-	-	4	0.0%
Other	322	30	-	352	0.4%
Municipals:
Taxable	3,510	810	7	4,313	5.2%
Tax-exempt	36	4	-	40	0.0%
Government and government agencies:
United States	1,408	238	-	1,646	2.0%
Foreign	1,649	270	2	1,917	2.3%
Hybrid and redeemable preferred securities	1,181	106	70	1,217	1.5%
Total fixed maturity AFS securities	73,395	9,862	513	82,744	100.0%
Equity AFS Securities	137	22	2	157
Total AFS securities	73,532	9,884	515	82,901
Trading Securities (1)	2,127	439	12	2,554
Total AFS and trading securities	$75,659	$10,323	$527	$85,455

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of September 30, 2013			As of December 31, 2012
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$41,229	$44,390	54.9%	$41,477	$47,913	57.9%
2	Baa	31,315	32,603	40.3%	27,914	30,995	37.5%
Total investment grade securities		72,544	76,993	95.2%	69,391	78,908	95.4%

Below Investment Grade Securities
3	Ba	2,540	2,531	3.1%	2,425	2,468	2.9%
4	B	1,011	932	1.2%	1,171	1,070	1.3%
5	Caa and lower	359	313	0.4%	331	246	0.3%
6	In or near default	83	65	0.1%	77	52	0.1%
Total below investment grade securities		3,993	3,841	4.8%	4,004	3,836	4.6%
Total fixed maturity AFS securities		$76,537	$80,834	100.0%	$73,395	$82,744	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.2%	4.8%		5.5%	4.6%

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

We have identified select countries in Europe that are currently experiencing stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain, Hungary, Cyprus and Slovenia.  These countries were identified due to high credit spreads and political and economic uncertainty.  Our exposure was determined by country of risk, defined as the country where the issuer primarily conducts business, unless another company is deemed to have control.  Our investments by country as of September 30, 2013, are presented below (in millions):

	Amortized Cost				Fair Value
	Sovereign	Financial	Other(1)	Total	Sovereign	Financial	Other(1)	Total
Spain	$-	$-	$294	$294	$-	$-	$318	$318
Ireland	-	7	209	216	-	11	203	214
Italy	3	-	130	133	3	-	142	145
Portugal	-	-	40	40	-	-	40	40
Total	$3	$7	$673	$683	$3	$11	$703	$717

(1)	Includes primarily investments in utilities and industrial securities.

We have no exposure to any issuers in Greece, Hungary, Cyprus or Slovenia.

We manage European and other investment risks through our internal investment department and outside asset managers.  The risk management is focused on monitoring spreads, pricing and monitoring of global economic developments.

As of September 30, 2013, and December 31, 2012,  89.4%  and 68.7%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of September 30, 2013,  increased by $799 million.  As more fully described in Note 1 in our 2012 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of September 30, 2013, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of September 30, 2013, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$147	$21	1 to 40	18	5.2%	7.2%
Hybrid and redeemable
preferred securities	278	65	1 to 53	25	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $98.2 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $85.7 billion as of September 30, 2013.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $61.8 billion, excluding consolidated VIEs in the amount of $699 million, as of September 30, 2013, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2012 Form 10-K and Note 5 for additional discussion.

As of September 30, 2013, and December 31, 2012, the estimated fair value for all private placement securities was $12.8 billion and $12.0 billion, respectively, representing 13% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 4 in this report and Note 4 in our 2012 Form 10-K.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

See “Consolidated Investments – Mortgage-Backed Securities” in our 2012 Form 10-K for a discussion of our MBS.

Our RMBS had a market value of $4.8 billion and an unrealized gain of $264 million, or 6%, as of September 30, 2013.

The market value of AFS securities and trading securities backed by subprime loans was $456 million and represented less than 1% of our total investment portfolio as of September 30, 2013.  AFS securities represented $443 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of September 30, 2013.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2013:

							Subprime/
	Prime Agency		Prime/ Non-Agency		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$3,621	$3,367	$598	$586	$406	$418	$25	$25	$4,650	$4,396
ABS home equity	3	3	-	-	201	210	448	497	652	710
Total by type (2)(3)	$3,624	$3,370	$598	$586	$607	$628	$473	$522	$5,302	$5,106

Rating
AAA	$3,592	$3,341	$1	$1	$-	$-	$16	$16	$3,609	$3,358
AA	21	19	5	4	6	6	19	18	51	47
A	11	10	7	7	31	30	62	63	111	110
BBB	-	-	64	63	60	59	31	32	155	154
BB and below	-	-	521	511	510	533	345	393	1,376	1,437
Total by rating (2)(3)(4)	$3,624	$3,370	$598	$586	$607	$628	$473	$522	$5,302	$5,106

Origination Year
2004 and prior	$678	$617	$107	$105	$189	$192	$178	$194	$1,152	$1,108
2005	538	488	111	114	204	207	190	207	1,043	1,016
2006	123	114	119	111	170	183	83	99	495	507
2007	650	591	261	256	44	46	19	20	974	913
2008	100	91	-	-	-	-	-	-	100	91
2009	587	549	-	-	-	-	3	2	590	551
2010	549	522	-	-	-	-	-	-	549	522
2011	257	249	-	-	-	-	-	-	257	249
2012	88	92							88	92
2013	54	57	-	-	-	-	-	-	54	57
Total by origination
year (2)(3)	$3,624	$3,370	$598	$586	$607	$628	$473	$522	$5,302	$5,106

Total AFS RMBS as a
percentage of total
AFS securities									6.5%	6.7%

Total prime/non-agency,
Alt-A and subprime
as a percentage of
total AFS securities									2.1%	2.3%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $24 million and $25 million, respectively.
(2)

Does not include the fair value of trading securities totaling $184 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $184 million in trading securities consisted of $162 million prime, $9 million Alt-A and $13 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $175 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $175 million in trading securities consisted of $153 million prime, $9 million Alt-A and $13 million subprime.

(4)

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2013:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$764	$738	$31	$38	$-	$-	$795	$776
CRE CDOs	-	-	-	-	18	24	18	24
Total by type (1)(2)	$764	$738	$31	$38	$18	$24	$813	$800

Rating
AAA	$471	$453	$-	$-	$-	$-	$471	$453
AA	44	41	10	10	-	-	54	51
A	99	93	7	6	-	-	106	99
BBB	76	74	7	6	6	7	89	87
BB and below	74	77	7	16	12	17	93	110
Total by rating (1)(2)(3)	$764	$738	$31	$38	$18	$24	$813	$800

Origination Year
2004 and prior	$192	$191	$11	$10	$2	$3	$205	$204
2005	259	244	20	28	6	6	285	278
2006	106	100	-	-	10	15	116	115
2007	55	49	-	-	-	-	55	49
2010	57	54	-	-	-	-	57	54
2013	95	100	-	-	-	-	95	100
Total by origination year (1)(2)	$764	$738	$31	$38	$18	$24	$813	$800

Total AFS securities backed
by pools of commercial
mortgages as a percentage
of total AFS securities							1.0%	1.0%

(1)

Does not include the fair value of trading securities totaling $10 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $10 million in trading securities consisted of $7 million CMBS and $3 million CRE CDOs.

(2)

Does not include the amortized cost of trading securities totaling $10 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $10 million in trading securities consisted of $7 million CMBS and $3 million CRE CDOs.

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

As of September 30, 2013, the amortized cost and fair value of our AFS exposure to Monoline insurers was $570 million and $583 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions) as of September 30, 2013, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Electric	$2,076	11.2%	$2,212	11.1%	$136	10.4%
Banking	821	4.4%	936	4.7%	115	8.8%
ABS	674	3.6%	768	3.9%	94	7.2%
Metals and mining	955	5.2%	1,030	5.2%	75	5.7%
Technology	1,041	5.6%	1,111	5.6%	70	5.3%
Independent	888	4.8%	944	4.8%	56	4.3%
Chemicals	987	5.3%	1,038	5.2%	51	3.9%
Food and beverage	926	5.0%	976	4.9%	50	3.8%
Retailers	367	2.0%	408	2.1%	41	3.1%
CMO	648	3.5%	688	3.5%	40	2.9%
Diversified manufacturing	537	2.9%	572	2.9%	35	2.7%
Media - cable	387	2.1%	422	2.0%	35	2.7%
Pipelines	487	2.6%	522	2.6%	35	2.7%
Media - non-cable	494	2.7%	526	2.7%	32	2.4%
Oil field services	509	2.7%	539	2.7%	30	2.3%
Healthcare	561	3.0%	589	3.0%	28	2.1%
Local authorities	370	2.0%	397	2.0%	27	2.1%
Integrated	460	2.5%	486	2.5%	26	2.0%
Property and casualty	253	1.4%	278	1.4%	25	1.9%
CMBS	169	0.9%	190	1.0%	21	1.6%
Entertainment	330	1.8%	351	1.8%	21	1.6%
Pharmaceuticals	362	2.0%	382	1.9%	20	1.5%
Owned no guarantee	235	1.3%	254	1.3%	19	1.4%
Consumer cyclical services	269	1.5%	288	1.5%	19	1.4%
Distributors	359	1.9%	376	1.9%	17	1.3%
Health insurance	190	1.0%	206	1.0%	16	1.2%
Paper	171	0.9%	187	0.9%	16	1.2%
Utility - Other	157	0.8%	173	0.9%	16	1.2%
Consumer products	304	1.7%	320	1.6%	16	1.2%
Wirelines	153	0.8%	167	0.8%	14	1.1%
Aerospace/defense	146	0.8%	158	0.8%	12	0.9%
Wireless	142	0.8%	152	0.8%	10	0.8%
Industries with unrealized losses
less than $10 million	2,088	11.3%	2,184	11.0%	96	7.3%
Total by industry	$18,516	100.0%	$19,830	100.0%	$1,314	100.0%

Total by industry as a percentage
of total AFS securities	22.9%		25.9%		100.0%

As of September 30, 2013, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $726 million and $565 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$7,120	99.9%	$7,009	99.7%
Delinquent and in foreclosure (1)	7	0.1%	20	0.3%
Total mortgage loans on real estate	$7,127	100.0%	$7,029	100.0%

(1)	As of September 30, 2013, and December 31, 2012, there were 3 and 6 mortgage loans on real estate that were delinquent and in foreclosure, respectively.

	As of	As of
	September 30,	December 31,
	2013	2012
By Segment
Annuities	$1,430	$1,390
Retirement Plan Services	1,356	1,243
Life Insurance	3,730	3,737
Group Protection	278	275
Other Operations	333	384
Total mortgage loans on real estate	$7,127	$7,029

	As of September 30, 2013			As of September 30, 2013
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,034	28.5%	CA	$1,645	23.1%
Industrial	1,645	23.1%	TX	640	9.0%
Retail	1,560	21.9%	MD	491	6.9%
Apartment	1,489	20.9%	NY	346	4.9%
Mixed use	176	2.5%	NC	318	4.4%
Other commercial	85	1.2%	VA	307	4.3%
Hotel/Motel	138	1.9%	GA	256	3.6%
Total	$7,127	100.0%	TN	242	3.4%
			WA	242	3.4%
			FL	234	3.3%
Geographic Region			AZ	225	3.2%
Pacific	$2,043	28.7%	PA	222	3.1%
South Atlantic	1,720	24.1%	OH	204	2.9%
East North Central	726	10.2%	IN	203	2.8%
West South Central	655	9.2%	NV	158	2.2%
Middle Atlantic	651	9.1%	IL	156	2.2%
Mountain	542	7.6%	OR	156	2.2%
East South Central	399	5.6%	MN	145	2.0%
West North Central	314	4.4%	WI	129	1.8%
New England	77	1.1%	Other states under 2%	808	11.3%
Total	$7,127	100.0%	Total	$7,127	100.0%

	As of September 30, 2013			As of September 30, 2013
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$1,508	21.1%	2013	$48	0.7%
2005	646	9.1%	2014	312	4.4%
2006	559	7.8%	2015	442	6.2%
2007	783	11.0%	2016	469	6.6%
2008	724	10.2%	2017	690	9.7%
2009	142	2.0%	2018 and thereafter	5,169	72.4%
2010	266	3.7%	Total	$7,130	100.0%
2011	876	12.3%
2012	885	12.4%
2013	741	10.4%
Total	$7,130	100.0%

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

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

As of September 30, 2013, and December 31, 2012, there were 4 and 10 impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of September 30, 2013, was $7 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of September 30, 2013, was $1 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2012, was $20 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2012,  was $7 million.  See Note 1 in our 2012 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Annuities	$2	$4	-50%	$9	$23	-61%
Retirement Plan Services	1	2	-50%	5	11	-55%
Life Insurance	14	7	100%	36	52	-31%
Group Protection	1	1	0%	4	7	-43%
Other Operations	-	-	NM	1	2	-50%
Total (1)	$18	$14	29%	$55	$95	-42%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2013, and December 31, 2012, alternative investments included investments in 108 and 98 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

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

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Annuities	$-	$-	NM	$2	$5	-60%
Retirement Plan Services	-	-	NM	1	2	-50%
Life Insurance	5	-	NM	10	23	-57%
Group Protection	-	-	NM	1	2	-50%
Total	$5	$-	NM	$14	$32	-56%

Non-Income Producing Investments

As of September 30, 2013, and December 31, 2012, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $11 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Fixed maturity AFS securities	$997	$981	2%	$2,977	$2,929	2%
Equity AFS securities	1	2	-50%	4	4	0%
Trading securities	34	36	-6%	103	111	-7%
Mortgage loans on real estate	96	97	-1%	291	299	-3%
Real estate	3	4	-25%	10	13	-23%
Policy loans	40	37	8%	117	124	-6%
Invested cash	1	1	0%	3	3	0%
Commercial mortgage loan
prepayment and bond
make-whole premiums (1)	21	5	NM	79	22	259%
Alternative investments (2)	18	14	29%	55	95	-42%
Consent fees	2	1	100%	3	3	0%
Other investments	(3)	(5)	40%	(9)	(15)	40%
Investment income	1,210	1,173	3%	3,633	3,588	1%
Investment expense	(30)	(27)	-11%	(90)	(79)	-14%
Net investment income	$1,180	$1,146	3%	$3,543	$3,509	1%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2013	2012	Change	2013	2012	Change
Interest Rate Yield
Fixed maturity securities, mortgage
loans on real estate and other,
net of investment expenses	5.08%	5.25%	(17)	5.12%	5.33%	(21)
Commercial mortgage loan
prepayment and bond
make-whole premiums	0.09%	0.02%	7	0.12%	0.03%	9
Alternative investments	0.08%	0.07%	1	0.08%	0.15%	(7)
Net investment income yield
on invested assets	5.25%	5.34%	(9)	5.32%	5.51%	(19)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Average invested assets at amortized cost	$89,910	$85,802	5%	$88,870	$84,881	5%

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

The increase in prepayment and make-whole premiums when comparing 2013 to 2012 was attributable primarily to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Fixed maturity AFS securities:
Gross gains	$5	$4	25%	$17	$12	42%
Gross losses	(28)	(49)	43%	(73)	(161)	55%
Equity AFS securities:
Gross gains	1	-	NM	7	1	NM
Gross losses	(1)	-	NM	(2)	-	NM
Gain (loss) on other investments	(2)	(10)	80%	(3)	(8)	63%
Associated amortization of DAC, VOBA,
DSI, and DFEL and changes in other
contract holder funds	(8)	1	NM	(19)	3	NM
Total realized gain (loss) related to
certain investments, pre-tax	$(33)	$(54)	39%	$(73)	$(153)	52%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first nine months of 2013 and 2012, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(11)	$(5)	NM	$(21)	$(34)	38%
RMBS	(10)	(16)	38%	(25)	(48)	48%
CMBS	(1)	(14)	93%	(15)	(50)	70%
CDOs	-	(2)	100%	(1)	(2)	50%
Total fixed maturity securities	(22)	(37)	41%	(62)	(134)	54%
Equity securities	(1)	-	NM	(1)	-	NM
Gross OTTI recognized in
net income (loss)	(23)	(37)	38%	(63)	(134)	53%
Associated amortization of DAC,
VOBA, DSI and DFEL	4	5	-20%	11	22	-50%
Net OTTI recognized in net
income (loss), pre-tax	$(19)	$(32)	41%	$(52)	$(112)	54%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$4	$17	-76%	$10	$96	-90%
Change in DAC, VOBA, DSI and DFEL	(1)	(2)	50%	(1)	(14)	93%
Net portion of OTTI recognized in
OCI, pre-tax	$3	$15	-80%	$9	$82	-89%

The decrease in write-downs for OTTI when comparing the first nine months of 2013 to the same period in 2012 was attributable to declines in write-downs for OTTI on corporate bonds and structured holdings.  The improvements of the write-downs for OTTI on our RMBS and CMBS holdings were primarily attributable to gradual recovery in both residential and commercial real estate markets.

The $73 million of impairments taken during the first nine months of 2013 were split between $63 million of credit-related impairments and $10 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of weakness within select residential and commercial real estate securities.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $504 million and $666 million for the first nine months of 2013 and 2012, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first nine months of 2013, our payables for collateral on derivative investments decreased by $1.6 billion as rising interest rates and equity markets and less volatility lowered the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company ("LNL")	$150	$200	-25%	$450	$550	-18%
First Penn-Pacific	-	-	NM	40	-	NM

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	52	33	58%	95	97	-2%
	$202	$233	-13%	$585	$647	-10%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes
on) stock option exercises and restricted
stock	$1	$-	NM	$(2)	$(3)	33%

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Nine Months Ended September 30, 2013
			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$200	$-	$(200)	$-	$503	$503

Long-Term Debt
Senior notes	$3,978	$350	$-	$(164)	$(510)	$3,654
Bank borrowing (3)	-	-	250	-	-	250
Federal Home Loan Bank of
Indianapolis advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	-	1,211
Total long-term debt	$5,439	$350	$250	$(164)	$(510)	$5,365

(1)	Includes non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.
(2)	As of September 30, 2013, consisted of a $300 million 4.75% fixed rate senior note maturing on January 30, 2014, and a $200 million 4.75% fixed rate senior note maturing on February 15, 2014.
(3)	On June 6, 2013, we refinanced a $200 million floating rate loan that was scheduled to mature on July 18, 2013, into a $250 million floating rate loan maturing on June 6, 2018.

On August 16, 2013, we completed the issuance and sale of $350 million aggregate principal amount of our 4.00% senior notes due 2023.  We expect to repay a substantial portion of the maturities mentioned above with these proceeds.  The specific resources or combination of resources that we will use to meet the remaining portion of the maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of September 30, 2013, the holding company had available liquidity of $1.0 billion.  Available liquidity consists of cash and cash equivalents, excluding cash held as collateral, investments maturing in one year or less at origination and receivables under the inter-company cash management program, less payables under the inter-company cash management program, payables from purchases of securities not settled as of the balance sheet date and commercial paper outstanding.

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

•

Financial covenants including maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.4 billion plus 50% of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00; and

•	Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of September 30, 2013, we were in compliance with all such covenants.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of September 30, 2013.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  During the second quarter of 2013, Moody’s upgraded the financial strength ratings of our principal insurance subsidiaries from A2 to A1. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2012 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2012 Form 10-K for additional information on our financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2012 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  The holding company had an outstanding payable of $54 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of September 30, 2013.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and cash equivalents.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of September 30, 2013, our insurance subsidiaries had investments with a carrying value of $2.6 billion out on loan or subject to reverse-repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

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

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases.  In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  Free cash flow for the holding company generally represents the amount of dividends and interest received from subsidiaries less interest paid on debt.

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Common dividends to stockholders	$32	$22	45%	$97	$67	45%
Repurchase of common stock	100	100	0%	350	400	-13%
Total cash returned to stockholders	$132	$122	8%	$447	$467	-4%

Number of shares repurchased	2.314	4.157	-44%	10.010	16.649	-40%
Average price per share	$43.24	$24.07	80%	$34.99	$24.05	45%

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Debt service (interest paid)	$61	$68	-10%	$198	$208	-5%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, equity market risk, default risk, credit related derivatives risk, credit risk and, to a lesser extent, foreign currency exchange risk.  The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives are designated as a hedge and serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements,” as well as “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

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

If we were to assume a hypothetical stress scenario where the 10-year U.S. Treasury rate remains at 2.50% through the end of 2014, the impact relative to 2013 would result in an approximate unfavorable earnings effect of $30 million in 2014.  The earnings drag from this scenario related to the effect of continued low new money rates is largely concentrated in our Life Insurance and Retirement Plan Services segments.

The estimate above was based upon a hypothetical scenario and is only representative of the effects of assumptions around rates through 2014 keeping all else equal and does not give consideration to the aggregate effect of other factors, including but not limited to:  contract holder activity; sales; hedge positions; changing equity markets; shifts in implied volatilities; and changes in other capital market sectors as well as actions we might take to mitigate the effect of the low rate environment.  In addition, the scenario only illustrates the effect to spreads and certain unlocking and reserve changes.  Other potential effects of the scenario were not considered in the analysis.  See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2012 Form 10-K for additional information on interest rates.

The following provides detail on the percentage differences between the September 30, 2013, interest rates being credited to contract holders based on the third quarter of 2013 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,667	$10,042	$30,712	$49,421	71.9%
Up to 0.50%	1,834	463	469	2,766	4.0%
0.51% to 1.00%	763	140	34	937	1.4%
1.01% to 1.50%	542	15	-	557	0.8%
1.51% to 2.00%	374	-	277	651	0.9%
2.01% to 2.50%	181	-	-	181	0.3%
2.51% to 3.00%	554	-	-	554	0.8%
3.01% or greater	37	-	-	37	0.1%
Occurring after the next twelve months (4)	6,699	-	-	6,699	9.7%
Total discretionary rate setting products	19,651	10,660	31,492	61,803	89.9%
Other contracts (5)	2,413	4,559	-	6,972	10.1%
Total account values	$22,064	$15,219	$31,492	$68,775	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	44.1%	94.2%	97.5%	80.0%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 34 basis points, 2 basis points and 2 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 144 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 22% are scheduled to reset in more than one year but not more than two years; 23% are scheduled to reset in more than two years but not more than three years; and 55% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to immediate annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 2 basis points in excess of average minimum guaranteed rates, and 95% of account values were already at their minimum guaranteed rates.

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

Effect of Equity Market Sensitivity

If the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) were to instantaneously increase or decrease by 1% immediately after September 30, 2013, we estimate the effect on income (loss) from operations (in millions) for the next 12 month period from the change in asset-based fees and related expenses would be approximately $7 million.  For purposes of this sensitivity, we used the S&P 500 as a proxy for equity market performance.  This estimate excludes any effect related to sales, unlocking, persistency, hedge program performance or customer behavior caused by the equity market change.

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

	As of	As of
	September 30,	December 31,
	2013	2012
AA	$3	$1
A	98	14
BBB	(1)	-
Total	$100	$15

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2013 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
7/1/13 - 7/30/13	4,800	$37.36	4,800	$558

8/1/13 - 8/31/13	2,211,674	43.25	2,210,282	463

9/1/13 - 9/30/13	105,800	42.69	105,800	458

(1)Includes the deemed surrender of 1,392 shares of common stock to pay the exercise price in connection with the exercise of stock options.  For the quarter ended September 30, 2013, there were 2,320,882 shares purchased as part of publicly announced plans or programs.

(2)On August 8, 2012, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of September 30, 2013, our remaining security repurchase authorization was $458 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  On May 23, 2013, we announced a redemption of all of our outstanding $3.00 Cumulative Convertible Preferred Stock, Series A (“Series A Preferred Stock”).  We redeemed 450 shares of Series A Preferred Stock, which were convertible into 16 shares of Common Stock, on July 2, 2013.  The table reflects the redemption in shares of Common Stock.

(3)As of the last day of the applicable month.

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
Douglas N. Miller Senior Vice President and Chief Accounting Officer
Dated: November 1, 2013

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2013

4.1	Senior Indenture, dated as of March 10, 2009, between LNC and Bank of New York Mellon, is incorporated by reference to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.
4.2	Form of 4.00% Senior Notes due 2023 incorporation by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1

E-1