Form 10-K
period 2013-12-31
LINCOLN NATIONAL CORP
filed 2014-02-25
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

x      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

OR

¨      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  x    No  ¨

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ¨    No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  x    No  ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer   x    Accelerated filer  ¨Non-accelerated filer  (Do not check if a smaller reporting company)  ¨   Smaller reporting company  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ¨    No  x

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $9.6 billion.

As of February 20, 2014, 263,700,332 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 22, 2014, have been incorporated by reference into Part III of this Form 10-K.

________________________________________________________________________________________________________

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

Item 1.  Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, indexed universal life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania.  “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.  As of December 31, 2013, LNC had consolidated assets of $236.9 billion and consolidated stockholders’ equity of $13.5 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, retirement plans and corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third-party administrators (“TPAs”) and other intermediaries.  Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2013, LFD had approximately 575 internal and external wholesalers (including sales managers).  As of December 31, 2013, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 8,450 active producers who placed business with us within the last 12 months.

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

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware dated January 4, 2010, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements had 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $50 million (as adjusted) in the event that all of the agreements with our subsidiaries are terminated.  The amount of the potential adjustment declines on a pro rata basis over the term of the advisory agreements.

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

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) offered through the product (“variable portion”) and into a fixed account with a guaranteed return (“fixed portion”).  The value of the variable portion of the contract holder’s account varies with the performance of the underlying variable funds chosen by the contract holder.

Our variable funds include the Managed Risk Strategies fund options, a series of risk-managed funds that embed volatility management and, with some funds, capital protection strategies, inside the funds themselves.  These funds, introduced in late 2011, seek to reduce equity market risk for both the contract holder and us, especially when the contract holder elects a guaranteed benefit rider.  As of December 31, 2013, the Managed Risk funds totaled $17.5 billion, or 18% of total variable annuity account values.

We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses.  These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any variable fund equals the contract holder’s account value for that variable fund.  In addition, for some contracts, we impose surrender charges, which are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits.

The GDB features offered in 2013 included those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or the current contract value plus a specified percentage of contract earnings, not to exceed a covered earnings limit.

In 2013, we offered product riders including the Lincoln Lifetime IncomeSM Advantage 2.0 and Lincoln Lifetime IncomeSM Advantage 2.0 Protected Funds riders, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of up to 5% of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime Income Advantage 2.0 and Lincoln Lifetime Income Advantage 2.0 Protected Funds riders provide higher income if the contract holder delays withdrawals, including both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value.  Contract holders under Lincoln Lifetime Income Advantage 2.0 are subject to restrictions on the allocation of their account value within the various investment choices.  Contract holders under Lincoln Lifetime Income Advantage 2.0 Protected Funds are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.

We also offered the i4LIFE® Advantage,  i4LIFE® Advantage Guaranteed Income Benefit and i4LIFE® Advantage Guaranteed Income Benefit Protected Funds riders.  These riders, which are covered by U.S. patents, allow variable annuity contract holders access and control during the income distribution phase of their contract.  This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.  In general, GIB is an optional feature available with i4LIFE® Advantage and a non-optional feature on i4LIFE® Advantage Guaranteed Income Benefit and i4LIFE® Advantage Guaranteed Income Benefit Protected Funds that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals).  Contract holders under i4LIFE® Advantage Guaranteed Income Benefit are subject to restrictions on the allocation of their account value within the various investment choices.  Contract holders under i4LIFE® Advantage Guaranteed Income Benefit Protected Funds are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.

We also offered the 4LATER® Advantage Protected Funds rider.  This rider provides a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE® Advantage Guaranteed Income Benefit Protected Funds.  4LATER®  Advantage Protected Funds rider provides growth during the accumulation phase through both a 5% enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value.  Contract holders under the 4LATER® Advantage Protected Funds rider are subject to the allocation of their account value to our Protected Strategies fund options and certain fixed-income options.

We also offered the Lincoln SmartSecurity® Advantage one-year benefit, which is a GWB rider that offers the contract holder a guarantee equal to the initial deposit (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals.  Lincoln SmartSecurity® Advantage one-year benefit allows an owner to step up the guarantee amount automatically on the benefit anniversary to the current contract value if the contract value is greater than the guarantee amount at the time of step up.  To receive the full amount of the guarantee, annual withdrawals are limited to 5% of the guaranteed amount.  Withdrawals will continue until the longer of when the guarantee is equal to zero or for the rest of the owner’s life (“single life version”) or the life of the owner or owner’s spouse (“joint life version”) as long as withdrawals begin after attained age 65 and are limited to 5% of the guaranteed amount.  Contract holders under Lincoln SmartSecurity® Advantage are subject to restrictions on the allocation of their account value within the various investment choices.  Withdrawals in excess of the applicable maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated.

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals.  To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program.  The customized dynamic hedging program uses equity, interest rate and currency futures positions, interest rate and total return swaps, and equity-based options depending upon the risks underlying the guarantees.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.  For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product is significant to this segment.  The ALVA product accounted for 17%, 19% and 22% of our variable annuity product deposits in 2013, 2012 and 2011, respectively, and represented approximately 47%, 50% and 54% of the segment’s total variable annuity product account values as of December 31, 2013, 2012 and 2011, respectively.  In addition, fund choices for certain of our other variable annuity products offered include American Fund Insurance SeriesSM (“AFIS”) funds.  AFIS funds accounted for 19%, 21% and 27% of variable annuity product deposits in 2013, 2012 and 2011, respectively, and represented 54%, 58% and 62% of the segment’s total variable annuity product account values as of December 31, 2013, 2012 and 2011, respectively.

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value.  Our fixed annuity product offerings as of December 31, 2013, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime incomes.

We offer single and flexible premium fixed deferred annuities.  Single premium fixed deferred annuities are contracts that allow only a single premium to be paid.  Flexible premium fixed deferred annuities are contracts that allow multiple premium payments on either a scheduled or non-scheduled basis.

Our traditional fixed-rate deferred annuity products include Lincoln ClassicSolutionSM Fixed Annuity, Lincoln SelectSM,  Lincoln Smart Course®, and Lincoln MYGuaranteeSM Plus Fixed Annuity.

Our fixed indexed deferred annuity products include Lincoln OptiPoint®, Lincoln OptiChoiceSM,  Lincoln New Directions® and Prime Income OptimizerSM.  Our fixed indexed annuities provide the contract holder with interest crediting potential based on the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”).  The indexed interest credit is guaranteed never to be less than zero.  Available with certain of our fixed indexed annuities, Lincoln Lifetime IncomeSM Edge provides the contract holder a guaranteed lifetime withdrawal benefit.  Withdrawals in excess of the free amount are assessed any applicable surrender charges, and the guaranteed withdrawal amount is recalculated.  We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.

We also offer income annuities, including an immediate income annuity, Lincoln Insured IncomeSM, and a deferred income annuity, Lincoln Deferred Income SolutionsSM Annuity.

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

Defined contribution plans are a popular employee benefit offered by many employers across a wide spectrum of industries and by employers large and small.  Retirement Plan Services primarily focuses on the Mid – Large market, which accounted for 51% of this segment’s total assets under management as of December 31, 2013.  In addition, Retirement Plan Services focuses on the small market 401(k) business, which accounted for 16% of this segment’s total assets under management as of December 31, 2013.

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market:  LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program, and Multi-Fund® variable annuity.  Retirement Plan Services also provides an IRA product, marketed as Lincoln Next Step® IRA.

LINCOLN DIRECTORSM and Multi-Fund® products are variable annuities.  The LINCOLN ALLIANCE® program is mutual fund-based.  These offerings primarily cover the 403(b) and 401(k) marketplace.  The 403(b) plans are available to employees of educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities; and 401(k) plans are generally available to employees of for-profit entities.  The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed-income.

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

The LINCOLN ALLIANCE® program is a defined contribution retirement plan solution aimed at mid to large employers, typically those that have defined contribution plans with $2 million or more in account value.  The target market is primarily corporations, educational institutions,  healthcare providers and public sector employers.  The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services.  The program allows the use of any mutual fund.  We earn fees for our recordkeeping and educational services and the services we provide to plan sponsors and participants.  We also earn investment margins on fixed annuities.

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

Lincoln  Next  Step® IRA is a mutual fund IRA available exclusively for terminated and active participants and their spouses in a Lincoln-serviced retirement plan.  The product can accept rollovers and transfers from other providers or can be set up as a contributory IRA.  The product has no annual account charges and offers an array of mutual fund investment options provided by 20 fund families all offered at net asset value.  We earn 12b-1 and service fees on the mutual funds within the product.

Distribution

Retirement Plan Services products are primarily distributed in two ways:  through our Institutional Retirement Distribution team and by LFD.  Wholesalers and managers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  We expanded the distribution of the segment’s products by growing the number of wholesalers and managers as of the end of 2013 to 60 and also by other means including continuing to increase relationship management expertise and growing the number of broker-dealer relationships.

The Multi-Fund® program is sold primarily by affiliated advisors.  The LINCOLN ALLIANCE® program is sold primarily through consultants, registered independent advisors, and both affiliated and non-affiliated financial advisors, planners and wirehouses.  LINCOLN DIRECTORSM group variable annuity is sold in the small marketplace by intermediaries, including financial advisors, TPAs, planners and wirehouses.

Competition

The retirement plan marketplace is very competitive and is comprised of many providers with no one company dominating the market for all products.  As stated above, we compete in the small, mid and large markets.  We compete with numerous other financial services companies.  The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates, client service and client compliance and fiduciary services.  Beginning in the fourth quarter of 2011 and continuing into 2012, we began to integrate new and certain existing clients on our enhanced recordkeeping platform.  We believe the new platform will allow us to compete more effectively in the retirement plan marketplace.

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs), indexed UL, and both single (including COLI and BOLI) and survivorship versions of UL and VUL products.    Some of our products include secondary guarantees, which are discussed more fully below.

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

Similar to the annuity product classifications described above, life products can be classified as “fixed” (including indexed) or “variable” contracts.  This classification describes whether we or the contract holders bear the investment risk of the assets supporting the policy.  This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

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

In a UL contract, contract holders typically have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for mortality and expenses for the coming period.  Under certain contract holder options and market conditions, the death benefit amount may increase or decrease.  Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account value.  The client has access to their account value (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders.  Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans.  Our UL contracts assess surrender charges against the policies’ account values for full or partial surrenders and certain policy changes that occur during the contractual surrender charge period.  Depending on the product selected, surrender charge periods can range from 0 to 20 years.

We also offer fixed indexed UL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account values earn credits based on the performance of indexes such as the S&P 500 or the 10-year Treasury yield.

As mentioned previously, we offer survivorship versions of our individual UL products.  These products insure two lives with a single policy and pay death benefits upon the second death.

Some of our UL contracts contain secondary guarantees.  A UL policy with a secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.  The secondary guarantee requirement is based on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, cost of insurance (“COI”) charges and credited interest.  For most policies, the assumptions for the secondary guarantee requirement are listed in the contract.  As long as the contract holder funds the policy to a level that keeps this calculated reference value positive, the death benefit will be guaranteed.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.  For some policies, the secondary guarantee is met as long as a minimum premium requirement is met.

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

VUL

VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of variable funds offered through the product.  The value of the contract holder’s account varies with the performance of the variable funds chosen by the contract holder.  As the return on the investment portfolio increases or decreases, the account value of the VUL policy will increase or decrease.  As with fixed UL products, contract holders have access, within contractual maximums, to account values through loans, withdrawals and surrenders.  Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product.

In addition, VUL products offer a fixed account option that is managed by us.  Investment risk is borne by the customer on all but the fixed account option.

We also offer survivorship versions of our individual VUL products.  These products insure two lives with a single policy and pay death benefits upon the second death.  Some of our VUL products include secondary guarantees.  Our COLI products are also VUL-type products.

Linked-Benefit Life Products

Linked-benefit life products combine UL or VUL with long-term care or critical illness insurance through the use of riders.  One type of rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need or critical illness condition.  Another rider extends the long-term care insurance benefits for an additional period of time if the death benefit is fully accelerated.  Certain policies also provide a reduced death benefit to the contract holder’s beneficiary if the contract holder accelerates the death benefit as long-term care benefits during his or her life.

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

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products.  As of the end of 2012, the latest year for which data is available, there were 868 life insurance companies in the U.S. and U.S. territories, according to the American Council of Life Insurers.

The Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $1 million of financial assets.  For those individual policies we sold in 2013, the average face amount (excluding MoneyGuard® products) was approximately $1 million and average first year premiums paid were approximately $20,000.  The Life Insurance segment competes primarily on product design and customer service.  With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests.  Further, management tracks the turnaround time and quality for various client services such as processing of applications.  Additional competitive factors relevant to the Life Insurance segment include product breadth, speed to market, underwriting and risk management, financial strength ratings and extent of distribution network.

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

Claims Administration

Claims services are handled in-house, and claims examiners are assigned to each claim notification based on coverage amount, type of claim and the experience of the examiner.  Claims meeting certain criteria are referred to senior claims examiners.  A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities.  A network of in-house legal counsel, compliance officers, medical personnel and an anti-fraud investigative unit also support claims examiners.  A special team of claims examiners, in conjunction with claims management, focus on more complex claims matters such as long-term care claims, claims incurred during the contestable period, beneficiary disputes, litigated claims and the few invalid claims that are encountered.

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of employee-paid and employer-paid plans.  Most of the segment’s group contracts are sold to employers with fewer than 500 employees.  For additional information on our employee-paid and employer-paid business, see “Results of Group Protection – Income (Loss) from Operations” in the MD&A.

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

Group Dental

We offer a variety of employer-sponsored group dental insurance plans, which cover a portion of the cost of eligible dental procedures for employees and their dependents.  Products offered include indemnity coverage, which does not distinguish benefits based on a dental provider’s participation in a network arrangement, and a Preferred Provider Organization (“PPO”) product that does reflect the dental provider’s participation in the PPO network arrangement, including agreement with network fee schedules.

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

Group Medical

We manage employer-sponsored benefits designed to supplement a company’s major medical plan by reimbursing executives and eligible dependents for health care expenses not covered by the basic plan.  Along with medical expense reimbursement, certain plans include Accidental Death and Dismemberment coverage, health care assistance and TravelConnectSM travel assistance services.

Distribution

The segment’s products are marketed primarily through a national distribution system, including approximately 190 managers and marketing representatives.  The managers and marketing representatives develop business through employee benefit brokers, TPAs and other employee benefit firms that work with employers to provide access to our products.

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

Claims Administration

Claims for the Group Protection segment are managed by in-house claim specialists and outsourced third-party resources.  Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract and in compliance with federal and state regulations.  Prompt decisions, accurate benefit payment and fair claims handling are paramount to customer satisfaction with claim services.  Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims.  The segment employs a variety of clinical experts, including internal and external medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities, assess employability and develop return to work plans.  Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

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

We reinsure 26% to 33% of the mortality risk on newly issued non-term life insurance contracts and 23% to 27% of total mortality risk including term insurance contracts.  As of December 31, 2013, our policy for this program was to retain no more than $20 million on a single insured life issued on fixed, VUL and term life insurance contracts.

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

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest reinsurance exposure.  The amounts recoverable from reinsurers were $6.0 billion and $6.4 billion as of December 31, 2013 and 2012, respectively, of which $2.6 billion and $2.8 billion  were recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re for the respective periods.

We also utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These inter-company agreements do not have an effect on our consolidated financial statements.

For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 9.  For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters –We face risks of non-collectibility of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

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

Derivatives are used primarily for hedging purposes and, to a lesser extent, income generation.  Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in our GDB, GWB and GIB liabilities, interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. government obligations and credit, foreign exchange and equity risks.  Income generation strategies include credit default swaps through replication synthetic asset transactions.  These derivatives synthetically create exposure in the general account to corporate debt, similar to investing in the credit markets.

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

As of February 21, 2014, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
LNL	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 22)

Lincoln Life & Annuity Company of New York ("LLANY")	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 22)

First Penn-Pacific Life Insurance Company ("FPP")	A	A+	A1	A-
	(3rd of 16)	(5th of 19)	(5th of 21)	(7th of 22)

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

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts, and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2013, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries conducted during this period.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time.  Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.  The National Association of Insurance Commissioners (“NAIC”) has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by virtually all state insurance departments.  Changes in these statutory accounting principles can significantly affect our capital and surplus.  On September 12, 2012, the NAIC adopted revisions to Actuarial Guideline 38 (“AG38”).  Effective as of December 31, 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, are subject to a new minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  Reserves on new business written after December 31, 2012, are calculated using a modified formulaic approach that generally results in higher reserves.  During the third quarter of 2013, the New York Department of Financial Services (“NYDFS”) announced that it would not recognize the NAIC revisions in its application of Regulation 147, which is the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees, as previously announced.  The change, effective as of December 31, 2013, impacts New York-domiciled companies, including our insurance subsidiary, LLANY, notwithstanding that LLANY discontinued the sale of these products in early 2013.  We expect to phase in the increase in reserves over five years beginning with 2013.  As such, we increased reserves by $90 million as of December 31, 2013.  The additional increase in reserves over the next four years is subject to on-going discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.  See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.”

Currently, insurance companies are using a variety of captive reinsurance structures to support their respective businesses.  The NAIC through its various committees, task forces, and working groups has been studying the use of captives and special purpose vehicles to transfer insurance risk and has been evaluating the adequacy of existing NAIC model laws and regulations applicable to captives.  Although the NAIC has not completed its study, we believe that, ultimately, it will allow the continued use of captives, although certain types of captive structures may be limited or prohibited or the benefits of certain captive structures reduced.  We also believe that existing captive structures, which have been approved by the insurance departments of both the ceding company’s and the captive’s states of domicile, are not likely to be affected in any material way by the NAIC’s final actions.

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

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Commissioner to bring an action to rescind a dividend that violates these standards.  In the event the Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.  For information regarding dividends paid to us during 2013 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A.

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

Category	Name	Description
Asset risk – affiliates	C-0	Risk of assets' default for certain affiliated investments
Asset risk – others	C-1	Risk of assets' default of principal and interest or fluctuation in fair value
Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest rate risk, health credit		Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to
risk and market risk	C-3	providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees
Business risk	C-4	Risk of general business

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

As of December 31, 2013, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves including the issuing of letters of credit supporting captive reinsurance structures.

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

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed by the President in July 2010.  This wide-ranging legislation requires substantial reform of the financial services industry and financial products.  A number of final rules have been adopted, but the rulemaking process remains incomplete.  Consequently, we remain unable to predict at this time the manner and the extent to which financial markets in general, or our business, financial condition and results of operations, may be affected following its full implementation.

For instance, the Dodd-Frank Act mandates a new regulatory framework for derivatives transactions, which we use to mitigate many types of risk in our business.  The new regulations require clearing and centralized execution for many derivatives transactions that have historically been conducted over-the-counter.  In mid-2013, we began clearing swaps subject to a clearing mandate without significant consequences to our business.  However, the use of centralized execution facilities for cleared swaps poses additional challenges, the full extent of which remains unclear as the implementation of this aspect of the rulemaking moves forward.  New margin requirements for cleared and uncleared transactions are expected to require the posting of higher margin levels for our derivatives activities and also may narrowly restrict the range of eligible collateral.  This may require us to hold more of our assets in cash and invested cash that generate lower yields than other investments.  The new regulations may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but will increase our exposure to central clearinghouses and clearing members with which we transact.  The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.  As implementation of the new regulatory framework continues, the risks of market disruption cannot be eliminated, and the attendant consequences cannot be determined.  In the face of this continuing uncertainty, it is premature to determine the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products.

Another area of continuing concern related to the Dodd-Frank Act is the possible impact of the Volcker Rule on non-bank financial market participants.  The rule was approved by federal regulators in December 2013, and implementation will continue through mid-2015.  Although the final rule appears to preserve legitimate market-making activities by banks, the ultimate impact of the Volcker Rule on market liquidity and any resulting detriment to long-term investors, such as insurance companies, cannot be predicted at this time.

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

Additional provisions of the Dodd-Frank Act include, among other things, the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to certain corporate governance rules.  The SEC has postponed rule making on a number of these provisions through 2014.  In December 2013, the new Federal Insurance Office established under Dodd-Frank issued a wide-ranging report on the state of insurance regulation in the U.S., together with a series of recommendations on ways to monitor and improve the regulatory environment.  The ultimate impact of these recommendations on our business is undeterminable at this time.

Department of Labor Regulation

In October 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  If finalized as proposed, the investment-related information and support that our advisors and employees could provide to plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law.  This could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services.  This proposal has generated substantial public comment and as a result, it is likely that any final regulation will be different from the proposal.  On September 19, 2011, the DOL announced that it would re-propose the regulation in 2012.  This re-proposal has been delayed, and it is currently expected that the re-proposal will not be issued before August 2014.  The exact nature of any re-proposed regulation, the extent of any substantive changes from the originally proposed regulation and any potential effect on our businesses is undeterminable as this time.

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

The Obama Administration is expected to submit to Congress its fiscal year 2015 budget proposal in early 2014.  If the proposal for 2015 follows previous budget proposals from the Obama Administration, it may include policy and tax recommendations that could have an effect on our Company and our products.  Included among the various proposed policy recommendations could be modifications to the dividends-received deduction for life insurance company separate accounts.  If these proposed changes were enacted into law or, if applicable, changed administratively through the tax regulation process, they could have an adverse effect upon the Company’s profitability.  The budget could also propose changes to the tax laws that would affect purchasers of products offered and sold through our various business lines, including such items as expanding the pro-rata interest expense disallowance for COLI, the creation of an auto-enrollment IRA program for small employers and encouraging increased use of qualified plans through tax credits to defray start-up costs.  Some of these changes, should they become law, would have the potential to improve the attractiveness of our products to consumers and enhance our sales.  Other provisions could have the opposite effect.  The submission of the Administration’s budget to Congress begins the Congressional Budget process.  Any changes to the tax law will require legislation, which may or may not incorporate provisions found in the budget proposal, to move through both houses of Congress before being signed into law by the President.

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

Health Care Reform Legislation

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act.  This legislation, as well as subsequent state and federal laws and regulations, includes provisions that provide for additional taxes to help finance the cost of these reforms and substantive changes and additions to health care and related laws, which could potentially impact some of our lines of businesses.

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

Broker-Dealer and Securities Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia.  We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules.  In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940.  Agents and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners.  Regulation also extends to various LNC entities that employ or control those individuals.  The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property.  Inherent in owning and operating real property are the risks of hidden environmental liabilities and the costs of any required clean-up.  Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our commercial mortgage lending.  In several states, this lien has priority over the lien of an existing mortgage against such property.  In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), we may be liable, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us.  We also risk environmental liability when we foreclose on a property mortgaged to us.  Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met.  However, there are circumstances in which actions taken could still expose us to CERCLA liability.  Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

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

EMPLOYEES

As of December 31, 2013, we had a total of 9,115 employees.  In addition, we had a total of 1,424 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including LNC, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov.

We also make available, free of charge, on or through our website,  www.lfg.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business.  The supervision and regulation relate to numerous aspects of our business and financial condition.  The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.  This system of supervision and regulation covers, among other things:

•	Standards of minimum capital requirements and solvency, including RBC measurements;
•	Restrictions on certain transactions, including, but not limited to, reinsurance between our insurance subsidiaries and their affiliates;
•	Restrictions on the nature, quality and concentration of investments;
•	Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	Limitations on the amount of dividends that insurance subsidiaries can pay;
•	Licensing status of the company;
•	Certain required methods of accounting pursuant to statutory accounting principles (“SAP”);
•	Reserves for unearned premiums, losses and other purposes; and
•

Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

Although we endeavor to maintain all required licenses and approvals our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2013, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

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

Since it was enacted in 2010, the Dodd-Frank Act has brought wide-ranging changes to the financial services industry, including changes to the rules governing derivatives; restrictions on proprietary trading by certain entities; a study by the SEC of the rules governing broker-dealers and investment advisers with respect to individual investors and investment advice, followed potentially by rulemaking; the creation of a new Federal Insurance Office within the U.S. Treasury to gather information and make recommendations regarding regulation of the insurance industry; the creation of a resolution authority to unwind failing institutions; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.

The Dodd-Frank Act requires significant rulemaking across numerous agencies within the federal government, some of which has been implemented.  The implementation of newly-adopted rules will continue into 2014, as will the rulemaking process.  The ultimate impact of these provisions on our businesses (including product offerings), results of operations, liquidity and capital resources is currently indeterminable.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, AG38 clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and the majority of our newly issued UL insurance products are affected by XXX and AG38. The application of both AG38 and XXX involve numerous interpretations.  If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies.  Further, during the third quarter of 2013, the NYDFS announced that it would not recognize the NAIC revisions to AG38 discussed above in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY, notwithstanding that LLANY discontinued the sale of these products in early 2013.  We expect to phase in the increase in reserves over five years beginning with 2013.  As such, we increased reserves by $90 million as of December 31, 2013.  The additional increase in reserves over the next four years is subject to on-going discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.

We have implemented, and plan to continue to implement, reinsurance and capital management transactions to mitigate the capital impact of XXX and AG38, including the use of letters of credit to support the reinsurance provided by captive reinsurance subsidiaries. These arrangements are subject to review by state insurance regulators and rating agencies.  A subgroup of the NAIC has been studying the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations.  Therefore, we cannot provide assurance regarding what, if any, actions regulators, rating agencies, or others may take in response to the transactions we have executed to date or the impact of any such potential actions.  In the event that the reinsurance credit provided by existing captive structures was no longer recognized or limited, it may have a material adverse effect on our liquidity and financial condition.

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

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate, make our products less desirable and lower our net income.  For example, in early March 2014, the Obama Administration is scheduled to release its fiscal year 2015 budget proposal that is expected to include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products.  If enacted into law, the statutory changes contemplated by the Administration’s revenue proposals could, among other things, change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends-received deduction.  The dividends-received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%.  Our income tax provision for the year ended December 31, 2013, included a separate account dividends-received deduction benefit of $145 million.  In addition, the proposals could affect the treatment of COLI policies by limiting the availability of certain interest deductions for companies that purchase those policies.  If proposals of this type were enacted, our sale of

COLI, variable annuities and variable life products could be adversely affected and our actual tax expense could increase, reducing earnings.

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

Specifically, the FASB is working on several key projects, including those which could result in significant changes to how we account for and report our insurance contracts, financial instruments and deferred acquisition costs (“DAC”).  Depending on the magnitude of the changes ultimately adopted by the FASB, the proposed changes to GAAP may impose special demands on issuers in the areas of employee training, internal controls, contract fulfillment and disclosure and may affect how we manage our business, as it may affect other business processes such as design of compensation plans, product design, etc.  The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively.  In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented.  In addition, the SEC is considering whether and how to incorporate International Financial Reporting Standards into the U.S. financial reporting system.

Our domestic insurance subsidiaries are subject to SAP.  Changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.  For example, on September 12, 2012, the NAIC adopted revisions to AG38.  Effective as of December 31, 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, are subject to a new minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  Reserves on new business written after December 31, 2012, are calculated using a modified formulaic approach that generally results in higher reserves.

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

Interest rate fluctuations and/or a sustained period of low interest rates could negatively affect our profitability.  Some of our products, principally fixed annuities, UL and the fixed portions of variable annuities and VUL, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts.  Spreads are an important component of our net income.  Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease.  As of December 31, 2013, 43% of our annuities business, 94% of our retirement plan services business and 97% of our life insurance business with guaranteed minimum interest or crediting rates are at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business.  Currently, new money rates continue to be at historically low levels.  The Federal Reserve Board has moved from calendar-based guidance to macro-based thresholds and forecasts that point toward short-term rates likely remaining below 1% until the end of 2015.  If interest rates were to remain low over a sustained period of time, this will put additional pressure on our spreads, potentially resulting in unlocking of our DAC and VOBA assets, thereby reducing net income in the affected reporting period.  We would expect the effect to be most pronounced in our Life Insurance segment. For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

Increases in market interest rates may also negatively affect our profitability.  In periods of rapidly increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest-sensitive products competitive.  We, therefore, may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns.  This process may lead to a flow of cash out of our businesses.  These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds.  Furthermore, unanticipated increases in withdrawals and termination may cause us to unlock our DAC and VOBA assets, which would reduce net income.  An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed-income securities that comprise a substantial portion of our investment portfolio.  An increase in interest rates could also result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed-income funds.

Because the equity markets and other factors impact the profitability and expected profitability of many of our products, changes in equity markets and other factors may significantly affect our business and profitability.

The fee income that we earn on variable annuities and VUL insurance policies is based primarily upon account values.  Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee income.   Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.  If we were to have unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2013, we would have recorded favorable unlocking of approximately $350 million, pre-tax, for our Annuities segment, approximately $30 million, pre-tax, for our Retirement Plan Services segment and approximately $45 million, pre-tax, for our Life Insurance segment.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

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

Both the level of expected payments and expected total assessments used in calculating the reserves not carried at fair value are affected by the equity markets.  The liabilities related to fair value are impacted by changes in equity markets, interest rates, volatility, foreign exchange rates and credit spreads.  Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the reserves calculated using fair value.  Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the reserves calculated using fair value.

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

In the event that current resources do not satisfy our needs, we may have to seek additional financing.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn.  Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A for a description of our credit ratings.  Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

We are a holding company and we have no direct operations.  Our principal asset is the capital stock of our insurance subsidiaries.  Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders, repurchase our securities and pay corporate expenses depends primarily on the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including LNL, our primary insurance subsidiary, may pay dividends to us without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, exceed the statutory limitation.  The current Indiana statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner, or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.

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

We have a $2.5 billion unsecured facility, which expires on May 29, 2018.  We also have other facilities that we enter into in the ordinary course of business.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” in the MD&A and Note 12.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  As of December 31, 2013, we had a total of $2.3 billion of goodwill on our Consolidated Balance Sheets.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, mergers and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  Subsequent reviews of goodwill could result in an impairment of goodwill, and such write downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries. For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 10.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2013, we had a deferred tax asset of $2.0 billion.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss on our Consolidated Statements of Comprehensive Income (Loss).  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Comprehensive Income (Loss), as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded in other comprehensive income (loss) (“OCI”) to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.  Net OTTI recognized in net income (loss) was $70 million,  $153 million and $124 million, pre-tax, for the years ended December 31, 2013, 2012, and 2011, respectively.  The portion of OTTI recognized in OCI was $10 million and $106 million, pre-tax, for the years ended December 31, 2013 and 2012, respectively.

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

Catastrophes may adversely impact liabilities for contract holder claims.

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

We face risks of non-collectibility of reinsurance and increased reinsurance rates, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2013, we ceded $313.2 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2013, we had $6.0 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $2.6 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $2.2 billion as of December 31, 2013.  Furthermore, $867 million of the Swiss Re treaties are funds withheld structures where we have a right of offset on assets backing the reinsurance receivables.

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

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements.  The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract.  An increase in reinsurance rates may affect the profitability of our insurance business.

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

All of our ratings and ratings of our principal insurance subsidiaries are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or we can maintain these ratings.  See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Sources of Liquidity and Cash Flow”  in the MD&A for a description of our ratings.

We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.

As of December  31, 2013, we had approximately $1.2 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2013, we held statutory reserves of $6.5 billion.  These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide letters of credit at least equal to the relevant statutory reserves.  Under the LNL reinsurance arrangement, we held approximately $3.7 billion of statutory reserves.  LNL must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves.  Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $2.0 billion of statutory reserves as of December 31, 2013.  LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other LLANY arrangements, by which we established $839 million of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves.  As of December 31, 2013, LNL’s and LLANY’s RBC ratios exceeded the required ratio.  See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 25% of the carrying value of our total cash and invested assets as of December 31, 2013.

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

•

Fixed maturity and equity securities designated as trading securities are recorded at fair value with subsequent changes in fair value recognized in realized gain (loss).  However, in certain cases, the trading securities support reinsurance arrangements. In those cases, offsetting the changes to fair value of the trading securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. In other words, the investment results for the trading securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. These types of securities represent 59% of our trading securities;

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2013, LNC and our subsidiaries owned or leased approximately 3.3 million square feet of office space.  We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment. We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, primarily for our Group Protection segment.  An additional 1.1 million square feet of office space is owned or leased in other U.S. cities for branch offices.  As provided in Note 13, the rental expense on operating leases for office space and equipment was $44 million for 2013.  This discussion regarding properties does not include information on investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 21, 2014, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	64

President, Chief Executive Officer and Director (since July 2007).  President, Chief Operating Officer and Director (April 2006 - July 2007).  President and Chief Executive Officer, Jefferson-Pilot (2004 - April 2006).  President and Chief Operating Officer, Jefferson-Pilot (2001 - April 2006).

Lisa M. Buckingham	48

Executive Vice President, Chief Human Resources Officer (since March 2011) Senior Vice President, Chief Human Resources Officer (December 2008 - March 2011).  Senior Vice President, Global Talent, Thomson Reuters, a provider of information and services for businesses and professionals (April 2008 - November 2008).  Senior Vice President, Human Resources, Thomson Corporation (2002 - April 2008).

Adam G. Ciongoli	45	Executive Vice President and General Counsel (since May 2012). General Counsel, Willis Group Holdings Plc, a global insurance broker (March 2007 - May 2012).

Ellen Cooper	49

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

Charles C. Cornelio	54

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

Randal J. Freitag	51

Executive Vice President and Chief Financial Officer (since January 2011).  Senior Vice President, Chief Risk Officer (2007 - December 2010).  Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).  Senior Vice President, Product Risk and Profitability and Actuary (2004 - 2007).

Wilford H. Fuller	43

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

Mark E. Konen	54

President, Insurance and Retirement Solutions (since July 2008 and February 2009 respectively).  President, Individual Markets (April 2006 - July 2008).  Executive Vice President, Life and Annuity Manufacturing, Jefferson-Pilot (2004 - April 2006).  Executive Vice President, Product/Financial Management, Jefferson-Pilot (2002 - 2004).

(1)Age shown is based on the officer’s age as of February 21, 2014.

(2)Denotes an affiliate of LNC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC.  As of January 27, 2014, the number of shareholders of record of our common stock was 8,262.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 20 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data,” as well as in “Part I – Item 1. Business – Regulatory – Insurance Regulation – Restriction on Subsidiaries’ Dividends and Other Payments.”  The following presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2013
High	$33.66	$36.75	$45.46	$52.27
Low	26.69	30.04	36.72	40.84
Dividend declared	0.120	0.120	0.120	0.160

2012
High	$27.54	$26.83	$26.10	$26.53
Low	19.38	19.04	19.17	22.51
Dividend declared	0.080	0.080	0.080	0.120

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2013 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
10/1/13 – 10/31/13	-	$-	-	$458

11/1/13 – 11/30/13	800,492	43.89	697,789	423

12/1/13 – 12/31/13	1,273,050	51.09	1,273,050	358

(1)Includes the deemed surrender of 102,703 shares of common stock to pay the exercise price in connection with the exercise of stock options.  For the quarter ended December 31, 2013, there were 1,970,839 shares purchased as part of publicly announced plans or programs.

(2)On August 8, 2012, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of December 31, 2013, our remaining security repurchase authorization was $358 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

(3)As of the last day of the applicable month.

Item 6.  Selected Financial Data

The following selected financial data (in millions, except per share data) should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Total revenues	$11,969	$11,535	$10,641	$10,415	$8,473
Income (loss) from continuing operations	1,244	1,286	229	873	(532)
Net income (loss)	1,244	1,313	221	902	(605)
Per share data: (1)(2)
Income (loss) from continuing
operations – basic	4.68	4.58	0.75	2.28	(2.02)
Income (loss) from continuing
operations – diluted	4.52	4.47	0.72	2.21	(1.98)
Net income (loss) – basic	4.68	4.68	0.72	2.37	(2.28)
Net income (loss) – diluted	4.52	4.56	0.69	2.30	(2.24)
Common stock dividends	0.520	0.360	0.230	0.080	0.040

	As of December 31,
	2013	2012	2011	2010	2009
Assets	$236,945	$218,869	$201,491	$192,308	$175,856
Long-term debt:
Principal	5,273	5,173	5,088	5,363	5,019
Unamortized premiums (discounts) and fair value
hedge on interest rate swap agreements	47	266	303	36	31
Stockholders' equity	13,452	14,973	13,101	11,687	10,555
Per common share data: (1)
Stockholders' equity, including
accumulated other comprehensive
income (loss) (3)	51.17	55.14	44.94	37.00	32.24
Stockholders' equity, excluding
accumulated other comprehensive
income (loss) (3)	45.23	41.11	35.75	34.30	33.10
Market value of common stock	51.62	25.90	19.42	27.81	24.88

(1) Per share amounts were affected by the retirement of 12.0 million, 20.5 million, 24.7 million, 1.1 million and less than 1 million shares of common stock during the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(2)To arrive at the income used in the calculation of our basic and diluted earnings per share, we deduct preferred stock dividends and accretion of discount, which amounted to $167 million and $35 million for the years ending December 31, 2010 and 2009, respectively.  In addition, to arrive at diluted earnings per share, if the effect of equity classification would result in a more dilutive earnings per share, we adjust the numerator used in the calculation of our diluted earnings per share to remove the mark-to-market adjustment for deferred units of LNC stock in our deferred compensation plans, which amounted to $5 million and $2 million for the years ending December 31, 2011 and 2010, respectively.

(3)Per share amounts are calculated under the assumption that our prior Series A preferred stock has been converted to common stock, but exclude the prior Series B preferred stock balances as it was non-convertible.  Both the Series A and Series B preferred stock have been redeemed.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2013, compared with December 31, 2012, and the results of operations in 2013 and 2012, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

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

•

Adverse global capital and credit market conditions, including another shutdown of the U.S. federal government and/or failure to reach agreement on the U.S. federal government’s debt ceiling, could affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments and certain intangible assets, including goodwill and the valuation allowance against deferred tax assets, which may reduce future earnings and/or affect our financial condition and ability to raise additional capital or refinance existing debt as it matures;

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

•	Actions taken by reinsurers to increase rates on in-force business;
•	Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits (“EGPs”) and demand for our products;
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

The risks included here are not exhaustive.  Other sections of this report, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which are incorporated herein by reference.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Current Market Conditions

Although improvements in certain market conditions have occurred during 2013, the following factors are weighing on and threatening continued economic recovery and financial stability:

•	Modest global and domestic growth:
▪	Slowly improving U.S. unemployment rate; and
▪	Signs of slowing U.S. housing market recovery;

•	Tapering of unconventional accommodative monetary policy; and
•	Inflation remaining below the Federal Reserve target of 2%.

The Federal Reserve’s forecast for 2014, as reported in December of 2013, leaves its broader projections for economic growth and inflation little changed.  In the face of these economic challenges, we are focused on building our businesses through these challenging markets by continuing to reprice products, expand distribution into new and existing key accounts and channels and target market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

Significant Operational Matters

Earnings from Account Values

The Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  Account values increased $29.1 billion during 2013 driven primarily by an increase in equity markets and positive net flows.

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

Products

We completed our pivot to higher return life insurance products in the low interest rate environment by shifting our focus toward products, such as VUL, indexed UL, flexible premium MoneyGuard® and term insurance.  These pivot products comprised 62% of our total life sales in 2013, as compared to 47% in 2012.  We also remain focused on shifting our production to more non-guaranteed products and increasing our margins related to mortality and morbidity.

Interest Rate Risk

Because the profitability of our business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability.  Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital.  Thus, low interest rates negatively impact margins while rapidly rising interest rates can result in increased surrenders.  Gradually rising interest rates are likely to be beneficial to our profitability.  Some of our products, principally our fixed annuities, UL and VUL, have interest rate guarantees that expose us to the risk that changes in interest rates or prolonged low interest rates will reduce our spread, or the difference between the interest that we are required to credit to contracts and the yields that we are able to earn on our general account investments supporting our obligations under the contracts.  Although we have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment, declines in our spread, or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products, could have an adverse effect on some of our businesses or results of operations.

We have provided disclosures around the effects of sustained low interest rates in “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

Financial Environment

The level of long-term interest rates and the shape of the yield curve can have a negative effect on the demand for and the profitability of spread-based products such as fixed annuities and UL.  A flat or inverted yield curve and low long-term interest rates will be a concern if new money rates on corporate bonds are lower than our overall life insurer investment portfolio yields.  Equity market performance can also affect the profitability of life insurers, as product demand and fee income from variable annuities and fee income from pension products tied to separate account balances often reflect equity market performance.  A steady economy is important as it provides for continuing demand for insurance and investment-type products.  Insurance premium growth, with respect to group life and disability products, for example, is closely tied to employers’ total payroll growth.  Additionally, the potential market for these products is expanded by new business creation.

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

Regulatory Changes

U.S.-domiciled insurance entities are regulated at the state level, while certain products and services are also subject to federal regulation.  Regulators may refine capital requirements and introduce new reserving standards for the life insurance industry.  Regulations recently adopted or currently under review, such as changes to Actuarial Guideline 38 (“AG38”) and the Dodd-Frank Act or potential changes to captive regulation, can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry.  In addition, changes in GAAP, including future convergence with IFRS, as well as the methodologies, estimations and assumptions thereunder, may result in unanticipated changes to our net income.  See “Part I – Item 1. Business – Regulatory” for a discussion of the potential effects of regulatory changes on our industry.

Issues and Outlook

Going into 2014, significant issues include:

•

Ongoing actions by government and regulatory authorities to review, introduce regulations or change existing regulations or guidance in a manner that could have a significant effect on our capital, earnings and/or business models;

•	A low but moderating interest rate environment in comparison to historical periods; and
•	Increased volatility in the capital markets since the financial crisis.

In the face of these issues and potential issues, we expect to focus on the following:

•	Shifting our new business mix to focus on products with shorter duration liabilities, more limited guarantees and sources of earnings from mortality and morbidity margins;
•

Closely monitoring our capital and liquidity positions taking into account changing economic conditions and monetary policy, ongoing regulatory activities regarding statutory reserves and captive structures, and the Company’s capital deployment strategy;

•	Continuing to explore additional financing strategies addressing the statutory reserve strain related to our secondary guarantee UL products in order to manage our capital position effectively;
•	Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;
•	Continuing to make investments in our businesses, primarily in technology and distribution, to grow revenues and drive margin expansion; and
•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations.

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

Deferrals

Qualifying deferrable acquisition expenses are recorded as an asset on our Consolidated Balance Sheets as DAC for products we sold during a period or VOBA for books of business we acquired during a period.  In addition, we defer costs associated with DSI and revenues associated with DFEL.  DSI increases interest credited and reduces income when amortized.  DFEL is a liability included within other contract holder funds on our Consolidated Balance Sheets, and when amortized, increases fee income on our Consolidated Statements of Comprehensive Income (Loss).

We incur certain costs that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs.  This determination of deferability must be made on a contract-level basis.  Some examples of acquisition costs that are subject to deferral include the following:

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

In addition, the following indirect costs are considered non-deferrable acquisition costs and must be charged to expense in the period incurred:

•	Administrative costs;
•	Rent;
•	Depreciation;
•	Occupancy costs;
•	Equipment costs (including data processing equipment dedicated to acquiring insurance contracts);
•	Trail commissions; and
•	Other general overhead.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2013, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$3,098	$259	$6,380	$230	$9,967
Unrealized (gain) loss	(328)	(86)	(667)	-	(1,081)
Carrying value	$2,770	$173	$5,713	$230	$8,886

DSI
Gross	$291	$4	$4	$-	$299
Unrealized (gain) loss	(32)	-	-	-	(32)
Carrying value	$259	$4	$4	$-	$267

DFEL
Gross	$266	$-	$1,946	$-	$2,212
Unrealized (gain) loss	(1)	-	(273)	-	(274)
Carrying value	$265	$-	$1,673	$-	$1,938

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

Unlocking

As discussed and defined in “DAC, VOBA, DSI and DFEL” in Note 1, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees in the third quarter of each year.  We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our annual comprehensive review.

For illustrative purposes, the following presents the hypothetical effects to net income (loss) attributable to changes in assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
Effect to
Change in Assumption	Net Income (Loss)	Description of Expected Effect
Higher equity markets	Favorable	Increase to fee income and decrease to changes in reserves.

Lower equity markets	Unfavorable	Decrease to fee income and increase to changes in reserves.

Higher investment margins	Favorable	Increase to interest rate spread on our fixed product line, including fixed portion of variable.

Lower investment margins	Unfavorable	Decrease to interest rate spread on our fixed product line, including fixed portion of variable.

Higher lapses	Unfavorable	Decrease to fee income, partially offset by decrease to benefits due to shorter contract life.

Lower lapses	Favorable	Increase to fee income, partially offset by increase to benefits due to longer contract life.

Higher death claims	Unfavorable	Decrease to fee income and increase to changes in reserves due to shorter contract life.

Lower death claims	Favorable	Increase to fee income and decrease to changes in reserves due to longer contract life.

Details underlying the effect to income (loss) from continuing operations from unlocking (in millions) were as follows:

	For the Years Ended December 31,				Change Over Prior Year
	2013	2012	2011		2013	2012
Income (loss) from operations:
Annuities	$(1)	$(5)		$(18)	80%	72%
Retirement Plan Services	(4)	(3)		(2)	-33%	-50%
Life Insurance	17	47		70	-64%	-33%
Excluded realized gain (loss) (1)	29	76	(78)	(78)	-62%	197%
Income (loss) from continuing
operations	$41	$115		$(28)	-64%	NM

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

Reversion to the Mean (“RTM”)

Because returns within the variable sub-accounts (“variable funds”) have a significant effect on the value of variable annuity and VUL products and the fees earned on these accounts, EGPs could increase or decrease with movements in variable fund returns; therefore, significant and sustained changes in variable funds have had and could in the future have an effect on DAC, VOBA, DSI and DFEL amortization for our variable annuity, annuity-based 401(k) and VUL businesses.

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our RTM process.  Under our RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k) and VUL blocks of business.  Because variable fund returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs need not be affected by random short-term and insignificant deviations from expectations in variable fund returns.  However, long-term or significant deviations from expected variable fund returns require a change to best estimate projections of EGPs and unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits.  The statistical distribution is designed to identify when the deviations from expected returns have become significant enough to warrant a change of the future variable fund growth rate assumption.

The stochastic modeling performed for our variable annuity blocks of business as described above is used to develop a range of reasonably possible future EGPs.  We compare the range of the present value of the future EGPs from the stochastic modeling to that used in our amortization model.  A set of intervals around the mean of these scenarios is utilized to calculate two separate statistical ranges of reasonably possible EGPs.  These intervals are then compared to the present value of the EGPs used in the amortization model.  If the present value of EGPs utilized for amortization were to exceed the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate amortization would be considered.  If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a long-term variable fund growth rate assumption such that the re-projected EGPs would be our best estimate of EGPs.

Our practice is not necessarily to unlock immediately after exceeding the first of the two statistical ranges, but, rather, if we stay between the first and second statistical range for several quarters, we would likely unlock.  Additionally, if we exceed the ranges as a result of a short-term market reaction, we would not necessarily unlock.  However, if the second statistical range is exceeded for more than one quarter, it is likely that we would unlock.  While this approach reduces adjustments to DAC, VOBA, DSI and DFEL due to short-term fluctuations, significant changes in variable fund returns that extend beyond one or two quarters could result in a significant favorable or unfavorable unlocking.

Notwithstanding these intervals, if a severe decline or increase in variable fund values were to occur or should other circumstances suggest that the present value of future EGPs no longer represents our best estimate, we could determine that a revision of the EGPs is necessary.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 17% followed by growth going forward of 7% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of December 31, 2013, we would have recorded a favorable unlocking of approximately $350 million, pre-tax, for Annuities, approximately $30 million, pre-tax, for Retirement Plan Services, and approximately $45 million, pre-tax, for Life Insurance.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed at least annually by us as of October 1 for indications of value impairment, with consideration given to financial performance and other relevant factors.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  We perform a two-step test in our evaluation of the carrying value of goodwill for each of our reporting units, if qualitative factors determine it is necessary to complete the two-step goodwill impairment test.  The results of one test on one reporting unit cannot subsidize the results of another reporting unit.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required.  In Step 2, the implied fair value of goodwill is determined for the reporting unit.  The reporting unit’s fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value.

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

Refer to Note 10 of our consolidated financial statements for goodwill and specifically identifiable intangible assets by segment as well as the results of our recoverability analysis for the years ended December 31, 2012 and 2011.  All the discussion that follows represents our analysis as of October 1, 2013.

Step 1 Results

We performed a Step 1 analysis on all of our reporting units including:  Annuities, Retirement Plan Services, Life Insurance and Group Protection.  Our Annuities, Retirement Plan Services and Group Protection reporting units passed the Step 1 analysis, and although the carrying value of the net assets for Group Protection was within the estimated fair value range, we deemed it prudent to validate the carrying value of goodwill through a Step 2 analysis.  Given the Step 1 results, we also performed a Step 2 analysis for Life Insurance.

For Annuities and Retirement Plan Services, we estimated the fair values of the reporting units based on a discounted cash flow valuation technique (“income approach”) similar to that of Life Insurance and Group Protection discussed below.  We also updated our estimates of discount rates based upon current market observable inputs.  We used discount rates ranging from 10% to 11% for Annuities and 9.5% to 10.5% for Retirement Plan Services based upon the weighted average cost of capital adjusted for risks associated with the operations.

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

The key assumptions used in the analyses to determine the implied fair value of goodwill for Life Insurance and Group Protection included:

•	New business for 10 years;
•	Expense synergies assumption that would be expected to be realized in a market-participant transaction similar to prior market observable transactions and our prior experience; and

•

Interest rates used to discount new business cash flows; we considered discount rates ranging from 9% to 11% for Life Insurance and 8.5% to 9.5% for Group Protection based on the weighted average cost of capital adjusted for the risk factors associated with the operations.

Based upon our Step 2 analysis for Life Insurance and Group Protection, we determined that there was no impairment.

Outlook

Factors that can influence the value of goodwill include the capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows.  For example, unfavorable changes to assumptions as compared to our October 1, 2013, analysis or factors that could result in impairment include, but are not limited to, the following:

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

Investment Valuation

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or NPR, which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  We categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined in Note 1.

The following summarizes our AFS and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2013:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$551	$67,438	$-	$67,989
Priced by independent broker
quotations	-	-	2,353	2,353
Priced by matrices	-	12,400	-	12,400
Priced by other methods (1)	-	-	1,210	1,210
Total	$551	$79,838	$3,563	$83,952

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our AFS fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2013 and 2012, see Notes 1 and 21.

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

After evaluating all factors and considering the significance and relevance of each factor, we evaluate whether there has been a significant decrease in the volume and level of activity for the asset when the market for that asset is not active.  As of December 31, 2013, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of December 31, 2013, we used broker quotes for 71 securities as our final price source, representing approximately 1% of total securities owned.

In order to validate the pricing information and broker quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales and observations of general market movements for those security classes.  Our primary third-party pricing service has policies and processes to ensure that it is using objectively verifiable observable market data.  The pricing service regularly reviews the evaluation inputs for securities covered, including broker quotes, executed trades and credit information, as applicable.  If the pricing service determines it does not have sufficient objectively verifiable information about a security’s valuation, it discontinues providing a valuation for the security.  The pricing service regularly publishes and updates a summary of inputs used in its valuations by major security type.  In addition, we have policies and procedures in place to review the process that is utilized by the third-party pricing service and the output that is provided to us by the pricing service.  On a periodic basis, we test the pricing for a sample of securities to evaluate the inputs and assumptions used by the pricing service, and we perform a comparison of the pricing service output to an alternative pricing source.  In addition, we check prices provided by our primary pricing service to ensure that they are not stale or unreasonable by reviewing the prices for unusual changes from period to period based on certain parameters or for lack of change from one period to the next.  If such anomalies in the pricing are observed, we may use pricing information from another pricing source.

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

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an other-than-temporary impairment (“OTTI”) of the security.  In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

Based on our evaluation of securities with an unrealized loss as of December 31, 2013, we do not believe that any additional OTTI, other than those already reflected in the consolidated financial statements, is necessary.  As of December 31, 2013, there were AFS securities with gross unrealized losses totaling $1.4 billion, pre-tax, and prior to the effect of DAC, VOBA, DSI and other contract holder funds.

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

Derivatives

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  Derivatives held as of December 31, 2013, contain industry standard terms.  Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” Notes 1 and 6.

We carry our derivative instruments at fair value, which we determine through valuation techniques or models that use market data inputs or independent broker quotations.  The fair values fluctuate from period to period due to the volatility of the valuation inputs, including but not limited to swap interest rates, interest and equity volatility and equity index levels, foreign currency forward and spot rates, credit spreads and correlations, some of which are significantly affected by economic conditions.  The effect to revenue is reported in realized gain (loss) and such amount along with the associated federal income taxes is excluded from income (loss) from operations of our segments.

Certain of our future contract benefits contain embedded derivatives that are carried at fair value on a recurring basis and are all classified as Level 3 of the fair value hierarchy.  These embedded derivatives are valued based on a stochastic projection of scenarios of the embedded derivative cash flows.  The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, actuarial lapse, benefit utilization, mortality, risk margin, administrative expenses and a margin for profit.  In addition, an NPR component is determined at each valuation date that reflects our risk of not fulfilling the obligations of the underlying liability.  The spread for the NPR is added to the discount rates used in determining the fair value from the net cash flows.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

Changes in the fair value of these future contract benefits containing embedded derivatives result primarily from changes in market conditions.  During 2013, there was a significant increase in the values of these embedded derivatives due primarily to higher equity markets and decreased volatility as compared to 2012.  For more information, see Notes 1 and 21.

Guaranteed Living Benefits

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market-implied volatilities associated with the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature and our i4LIFE® Advantage and 4LATER® Advantage guaranteed income benefit (“GIB”) features that are available in our variable annuity products.  We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits, recognizing that such claims are likely to begin no earlier than approximately a decade in the future.

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in GLB embedded derivative reserves.  This dynamic hedging strategy utilizes options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors.  See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” for information on how we determine our NPR.

As part of our current hedging program, equity market, interest rate and market-implied volatility conditions are monitored on a daily basis.  We rebalance our hedge positions based upon changes in these factors as needed.  While we actively manage our hedge positions, these positions may not completely offset changes in the fair value embedded derivative reserve caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market-implied volatilities, realized market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Within our individual annuity business, approximately 72% of our variable annuity account values contained GLB features as of December 31, 2013.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of December 31, 2013 and 2012, 4% and 8%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2013 and 2012, was $308 million and $548 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $308 million, net of reinsurance.  Our fair value estimates of the GLB liabilities, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GLB liabilities are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 43 million scenarios.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market-consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of December 31, 2013, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(70)	$(12)	$(1)	$(4)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(12)	$(3)	$(4)	$(15)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$(2)	$(1)	$1	$1

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Effect to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$7
Scenario 2	-10%	-25.0 bps	+2%	(2)
Scenario 3	-20%	-50.0 bps	+4%	(80)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of December 31, 2013, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

The reserves reported in our consolidated financial statements contained herein are calculated in accordance with GAAP and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries.  These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions that we believe to be more representative of the expected experience for these contracts than those required for statutory accounting purposes and from differences in actuarial reserving methods.

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

We utilize a delta hedging strategy for variable annuity products with a GDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets.  The hedging strategy is designed to hedge our exposure to earnings volatility that results from equity market driven changes in the reserve for GDB contracts.  Because the GDB reserves are based upon projected long-term equity market return assumptions, and because the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GDB reserves and the hedging contracts may not exactly offset each other.

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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Net Income (Loss)
Income (loss) from operations:
Annuities	$750	$595	$573	26%	4%
Retirement Plan Services	141	130	163	8%	-20%
Life Insurance	544	574	559	-5%	3%
Group Protection	71	72	97	-1%	-26%
Other Operations	(122)	(87)	(146)	-40%	40%
Excluded realized gain (loss), after-tax	(178)	(25)	(252)	NM	90%
Gain (loss) on early extinguishment of debt, after-tax	-	(3)	(5)	100%	40%
Income (expense) from reserve changes (net of related
amortization) on business sold through reinsurance,
after-tax	2	3	2	-33%	50%
Impairment of intangibles, after-tax	-	2	(747)	-100%	100%
Benefit ratio unlocking, after-tax	36	25	(15)	44%	267%
Income (loss) from continuing operations, after-tax	1,244	1,286	229	-3%	NM
Income (loss) from discontinued operations, after-tax	-	27	(8)	-100%	NM
Net income (loss)	$1,244	$1,313	$221	-5%	NM

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Deposits
Annuities	$14,772	$11,564	$10,650	28%	9%
Retirement Plan Services	6,786	6,381	5,566	6%	15%
Life Insurance	5,168	4,949	5,393	4%	-8%
Total deposits	$26,726	$22,894	$21,609	17%	6%

Net Flows
Annuities	$5,012	$2,451	$2,191	104%	12%
Retirement Plan Services	792	987	504	-20%	96%
Life Insurance	3,710	3,289	3,662	13%	-10%
Total net flows	$9,514	$6,727	$6,357	41%	6%

	As of December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Account Values
Annuities	$115,090	$96,514	$85,534	19%	13%
Retirement Plan Services	51,618	43,931	39,133	17%	12%
Life Insurance	40,113	37,325	35,278	7%	6%
Total account values	$206,821	$177,770	$159,945	16%	11%

Comparison of 2013 to 2012

Net income decreased due primarily to the following:

•	More favorable tax benefits during 2012 related to the release of reserves associated with prior tax years that were closed in 2012.
•	Higher death claims in our Life Insurance segment.
•	The effect of more favorable unlocking in 2012.
•	Unfavorable variable annuity net derivatives results, excluding unlocking, during 2013.
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by growth in account values, insurance in force and group earned premiums.

Comparison of 2012 to 2011

Net income increased due primarily to the following:

•	Goodwill impairment in our Life Insurance segment and media business during 2011 (see Note 10 for more information).
•	The effect of favorable unlocking in 2012.
•	Realized gains on the mark-to-market on certain instruments during 2012 as compared to realized losses during 2011 attributable to spreads narrowing on corporate credit default swaps.
•	More favorable tax benefits during 2012 related to the release of reserves associated with prior tax years that were closed in 2012.
•	Growth in account values, insurance in force and group earned premiums.

The increase in net income was partially offset by the following:

•	Higher gross realized gains during 2011 originating from asset sales to reposition the investment portfolio.
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.
•	Strategic investments in technology platforms and distribution expansion efforts, partially offset by aggressively managing expenses.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Operating Revenues
Insurance premiums (1)	$116	$98	$74	18%	32%
Fee income	1,631	1,331	1,247	23%	7%
Net investment income	1,044	1,082	1,106	-4%	-2%
Operating realized gain (loss) (2)	135	113	94	19%	20%
Other revenues (3)	395	351	350	13%	0%
Total operating revenues	3,321	2,975	2,871	12%	4%
Operating Expenses
Interest credited	624	633	698	-1%	-9%
Benefits	274	281	212	-2%	33%
Commissions and other expenses	1,496	1,345	1,284	11%	5%
Total operating expenses	2,394	2,259	2,194	6%	3%
Income (loss) from operations before taxes	927	716	677	29%	6%
Federal income tax expense (benefit)	177	121	104	46%	16%
Income (loss) from operations	$750	$595	$573	26%	4%

(1)	Includes primarily our income annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of 2013 to 2012

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by the following:

•

Higher commissions and other expenses due to higher account values, driving higher trail commissions, and the effect of unlocking.  These increases were partially offset by higher average equity markets than our model projections assumed resulting in a lower amortization rate.

•

Lower net investment income, net of interest credited, driven by spread compression due to new money rates averaging below our current portfolio yields, and the effect of unlocking.  These decreases were partially offset by higher prepayment and bond make-whole premiums.

Comparison of 2012 to 2011

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values.
•

Higher net investment income, net of interest credited, driven by the effect of unlocking, higher average fixed account values and more favorable investment income on alternative investments within our surplus portfolio.  These increases were partially offset by spread compression due to new money rates averaging below our current portfolio yields, and lower prepayment and bond make-whole premiums.

The increase in income from operations was partially offset by the following:

•

Higher commissions and other expenses due to higher account values driving higher trail commissions and strategic investments in technology platforms and distribution expansion efforts.  These increases were partially offset by the effect of unlocking.

•	Higher benefits attributable to the effect of unlocking and an increase in the growth in benefit reserves due to a higher proportion of account values containing guaranteed living benefit riders.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

See the Variable Account Value Information table within “Fee Income” below for drivers of changes in our variable account values and the Fixed Account Value Information table within “Net Investment Income and Interest Credited” below for drivers of changes in our fixed account values.

See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for more information on prepayment and bond make-whole premiums.

See “Consolidated Investments – Alternative Investments” below for more information on alternative investments.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.    Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  We continue to monitor the marketplace and economic environment and make changes to our product offerings as needed to sustain the future profitability of our segment.    In 2013, these changes included reductions to withdrawal rates and guaranteed income benefits for several GLB riders, closure of post-issue election of GWB riders, implementation of a minimum age of 50 for GWB rider elections, and the introduction of additional risk-managed funds.  Also, in 2013, our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), entered into a reinsurance treaty covering the Lincoln Lifetime IncomeSM Advantage 2.0 Protected Funds living benefit rider on Lincoln ChoicePlus AssuranceSM variable annuities.  Under the terms of the treaty, the reinsurer provides 50% coinsurance on new sales from November 1, 2013 through December 31, 2014, on up to a total of $8 billion of new living benefit guarantee sales.  We will retain 100% of the product cash flows, excluding the living benefit guarantee.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7%, 8% and 8% for 2013, 2012 and 2011, respectively.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Fee Income
Mortality, expense and other assessments	$1,614	$1,329	$1,258	21%	6%
Surrender charges	23	15	34	53%	-56%
DFEL:
Deferrals	(27)	(24)	(61)	-13%	61%
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	22	17	10	29%	70%
Unlocking	(1)	(6)	6	83%	NM
Total fee income	$1,631	$1,331	$1,247	23%	7%

	As of or For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Variable Account Value Information
Variable annuity deposits (1)	$10,060	$6,787	$5,871	48%	16%
Increases (decreases) in variable annuity account values:
Net flows (1)	2,386	90	(396)	NM	123%
Change in market value (1)	12,524	7,648	(2,296)	64%	NM
Transfers to the variable portion of variable annuity
products from the fixed portion of variable annuity
products	3,402	2,752	2,844	24%	-3%
Variable annuity account values (1)	93,822	75,501	65,010	24%	16%
Average daily variable annuity account values (1)	84,199	70,901	66,007	19%	7%
Average daily S&P 500	1,644	1,379	1,268	19%	9%

(1)	Excludes the fixed portion of variable.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and variable fund returns.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB products; see “Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” below for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$885	$940	$975	-6%	-4%
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	35	12	27	192%	-56%
Alternative investments (2)	-	-	1	NM	-100%
Surplus investments (3)	124	130	103	-5%	26%
Total net investment income	$1,044	$1,082	$1,106	-4%	-2%

Interest Credited
Amount provided to contract holders	$597	$640	$697	-7%	-8%
DSI deferrals	(9)	(37)	(39)	76%	5%
Interest credited before DSI amortization	588	603	658	-2%	-8%
DSI amortization:
Amortization, excluding unlocking	42	44	38	-5%	16%
Unlocking	(6)	(14)	2	57%	NM
Total interest credited	$624	$633	$698	-1%	-9%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2013	2012	2011	2013	2012
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.64%	4.93%	5.14%	(29)	(21)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.18%	0.06%	0.14%	12	(8)
Net investment income yield on reserves	4.82%	4.99%	5.28%	(17)	(29)
Interest rate credited to contract holders	2.85%	2.98%	3.33%	(13)	(35)
Interest rate spread	1.97%	2.01%	1.95%	(4)	6

	As of or For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Fixed Account Value Information
Fixed annuity deposits (1)	$4,712	$4,777	$4,779	-1%	0%
Increases (decreases) in fixed annuity account values:
Net flows (1)	2,626	2,361	2,587	11%	-9%
Transfers from the fixed portion of variable annuity
products to the variable portion of variable annuity
products	(3,402)	(2,752)	(2,844)	-24%	3%
Reinvested interest credited (1)	953	770	691	24%	11%
Fixed annuity account values (1)	21,268	21,013	20,524	1%	2%
Average fixed account values (1)	21,231	20,737	20,235	2%	2%
Average invested assets on reserves	19,126	19,139	19,036	0%	1%

(1)	Includes the fixed portion of variable.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Benefits
Net death and other benefits, excluding unlocking	$263	$208	$169	26%	23%
Unlocking	11	73	43	-85%	70%
Total benefits	$274	$281	$212	-2%	33%

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking on benefit reserves associated with our GDB riders.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Commissions and Other Expenses
Commissions:
Deferrable	$653	$528	$462	24%	14%
Non-deferrable	368	305	263	21%	16%
General and administrative expenses	424	407	362	4%	12%
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	2	-	(1)	NM	100%
Taxes, licenses and fees	31	29	21	7%	38%
Total expenses incurred, excluding broker-dealer	1,478	1,269	1,107	16%	15%
DAC deferrals	(752)	(593)	(527)	-27%	-13%
Total pre-broker-dealer expenses incurred, excluding
amortization net of interest	726	676	580	7%	17%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	388	378	362	3%	4%
Unlocking	(5)	(57)	(11)	91%	NM
Broker-dealer expenses incurred	387	348	353	11%	-1%
Total commissions and other expenses	$1,496	$1,345	$1,284	11%	5%

DAC Deferrals
As a percentage of sales/deposits	5.1%	5.1%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Operating Revenues
Fee income	$232	$212	$210	9%	1%
Net investment income	827	799	792	4%	1%
Other revenues (1)	12	13	15	-8%	-13%
Total operating revenues	1,071	1,024	1,017	5%	1%
Operating Expenses
Interest credited	469	451	437	4%	3%
Benefits	1	-	2	NM	-100%
Commissions and other expenses	411	405	352	1%	15%
Total operating expenses	881	856	791	3%	8%
Income (loss) from operations before taxes	190	168	226	13%	-26%
Federal income tax expense (benefit)	49	38	63	29%	-40%
Income (loss) from operations	$141	$130	$163	8%	-20%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of 2013 to 2012

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily account values.
•

Higher net investment income, net of interest credited, driven by higher average fixed account values and prepayment and bond make-whole premiums.  These increases were partially offset by spread compression due to new money rates averaging below our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher account values driving higher trail commissions and the effect of unlocking.

Comparison of 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Higher commissions and other expenses driven by strategic investments in technology platforms and distribution expansion efforts.
•

Lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and spread compression due to new money rates averaging below our current portfolio yields.  These decreases were partially offset by higher average fixed account values and more favorable investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by more favorable tax items recorded in 2012 than in 2011.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

See the Variable Account Value Information table within “Fee Income” below for drivers of changes in our variable account values and the Fixed Account Value Information table within “Net Investment Income and Interest Credited” below for drivers of changes in our fixed account values.

See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for more information on prepayment and bond make-whole premiums.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for information about unlocking.

Additional Information

We expect to continue making strategic investments during 2014 to improve our infrastructure and expand distribution that will result in higher expenses.

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year, and we expect this trend will continue during 2014.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 13% for 2013, 2012 and 2011.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 33%, 36% and 40% for 2013, 2012 and 2011, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Fee Income
Annuity expense assessments	$186	$175	$178	6%	-2%
Mutual fund fees	44	35	30	26%	17%
Total expense assessments	230	210	208	10%	1%
Surrender charges	2	2	2	0%	0%
Total fee income	$232	$212	$210	9%	1%

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-year	$7,001	$6,167	$6,396	14%	-4%
Gross deposits	1,683	1,729	1,307	-3%	32%
Withdrawals and deaths	(1,587)	(1,515)	(1,402)	-5%	-8%
Net flows	96	214	(95)	-55%	NM
Transfers between fixed and variable accounts	(5)	(38)	5	87%	NM
Investment increase and change in market value	1,111	658	(139)	69%	NM
Balance as of end-of-year	$8,203	$7,001	$6,167	17%	14%

Mid – Large Market:
Balance as of beginning-of-year	$21,050	$17,435	$16,207	21%	8%
Gross deposits	4,476	3,974	3,557	13%	12%
Withdrawals and deaths	(2,840)	(2,331)	(2,095)	-22%	-11%
Net flows	1,636	1,643	1,462	0%	12%
Transfers between fixed and variable accounts	5	(37)	(68)	114%	46%
Investment increase and change in market value	3,777	2,009	(166)	88%	NM
Balance as of end-of-year	$26,468	$21,050	$17,435	26%	21%

Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-year	$15,880	$15,531	$16,221	2%	-4%
Gross deposits	627	678	702	-8%	-3%
Withdrawals and deaths	(1,567)	(1,548)	(1,565)	-1%	1%
Net flows	(940)	(870)	(863)	-8%	-1%
Investment increase and change in market value	2,007	1,219	173	65%	NM
Balance as of end-of-year	$16,947	$15,880	$15,531	7%	2%

Total Annuities and Mutual Funds:
Balance as of beginning-of-year	$43,931	$39,133	$38,824	12%	1%
Gross deposits	6,786	6,381	5,566	6%	15%
Withdrawals and deaths	(5,994)	(5,394)	(5,062)	-11%	-7%
Net flows	792	987	504	-20%	96%
Transfers between fixed and variable accounts	-	(75)	(63)	100%	-19%
Investment increase and change in market value	6,895	3,886	(132)	77%	NM
Balance as of end-of-year	$51,618	$43,931	$39,133	17%	12%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Years Ended
	December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Variable Account Value Information
Variable annuity deposits (1)	$1,409	$1,565	$1,615	-10%	-3%
Increases (decreases) in variable annuity account values:
Net flows (1)	(636)	(475)	(497)	-34%	4%
Change in market value (1)	2,747	1,556	(280)	77%	NM
Transfers from the variable portion of variable
annuity products to the fixed portion of variable
annuity products	(266)	(483)	(283)	45%	-71%
Variable annuity account values (1)	15,310	13,466	12,867	14%	5%
Average daily variable annuity account values (1)	14,423	13,514	13,611	7%	-1%
Average daily S&P 500	1,644	1,379	1,268	19%	9%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$737	$731	$718	1%	2%
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	27	5	21	NM	-76%
Alternative investments (2)	-	1	1	-100%	0%
Surplus investments (3)	63	62	52	2%	19%
Total net investment income	$827	$799	$792	4%	1%

Interest Credited	$469	$451	$437	4%	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2013	2012	2011	2013	2012
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.96%	5.21%	5.53%	(25)	(32)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.18%	0.04%	0.16%	14	(12)
Alternative investments	0.00%	0.01%	0.01%	(1)	-
Net investment income yield on reserves	5.14%	5.26%	5.70%	(12)	(44)
Interest rate credited to contract holders	3.11%	3.20%	3.32%	(9)	(12)
Interest rate spread	2.03%	2.06%	2.38%	(3)	(32)

	As of or For the Years Ended
	December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Fixed Account Value Information
Fixed annuity deposits (1)	$1,762	$1,768	$1,436	0%	23%
Increases (decreases) in fixed annuity account values:
Net flows (1)	(274)	(24)	(106)	NM	77%
Transfers to the fixed portion of variable annuity
products from the variable portion of variable
annuity products	266	483	283	-45%	71%
Reinvested interest credited (1)	470	453	438	4%	3%
Fixed annuity account values (1)	15,316	14,718	13,630	4%	8%
Average fixed account values (1)	15,041	14,055	13,168	7%	7%
Average invested assets on reserves	14,853	14,003	12,988	6%	8%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Commissions and Other Expenses
Commissions:
Deferrable	$15	$19	$19	-21%	0%
Non-deferrable	57	52	48	10%	8%
General and administrative expenses	305	314	274	-3%	15%
Taxes, licenses and fees	18	16	13	13%	23%
Total expenses incurred	395	401	354	-1%	13%
DAC deferrals	(32)	(38)	(35)	16%	-9%
Total expenses recognized before amortization	363	363	319	0%	14%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	41	38	31	8%	23%
Unlocking	7	4	2	75%	100%
Total commissions and other expenses	$411	$405	$352	1%	15%

DAC Deferrals
As a percentage of annuity sales/deposits	1.0%	1.1%	1.1%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Operating Revenues
Insurance premiums (1)	$486	$441	$441	10%	0%
Fee income	2,203	2,191	1,979	1%	11%
Net investment income	2,452	2,396	2,294	2%	4%
Operating realized gain (loss) (2)	3	-	-	NM	NM
Other revenues	26	28	26	-7%	8%
Total operating revenues	5,170	5,056	4,740	2%	7%
Operating Expenses
Interest credited	1,305	1,261	1,235	3%	2%
Benefits	1,978	1,724	1,669	15%	3%
Commissions and other expenses	1,075	1,233	1,001	-13%	23%
Total operating expenses	4,358	4,218	3,905	3%	8%
Income (loss) from operations before taxes	812	838	835	-3%	0%
Federal income tax expense (benefit)	268	264	276	2%	-4%
Income (loss) from operations	$544	$574	$559	-5%	3%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of 2013 to 2012

Income from operations for this segment decreased due primarily to higher benefits attributable to the effect of unlocking and higher death claims, partially offset by lower commissions and other expenses due to the effect of unlocking.

Comparison of 2012 to 2011

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to the effect of unlocking and growth in business in force.
•

Higher net investment income, net of interest credited, driven by growth in business in force and more favorable investment income on alternative investments within our surplus portfolio.  These increases were partially offset by spread compression due to new money rates averaging below our current portfolio yields.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses attributable to the effect of unlocking and other reserve changes.
•	Higher benefits due to higher death claims, partially offset by the effect of unlocking.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

See “Consolidated Investments – Alternative Investments” below for more information on alternative investments.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for information about unlocking.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and AG38, respectively.  On September 12, 2012, the National Association of Insurance Commissioners (“NAIC”) adopted revisions to AG38.  Effective as of December 31, 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, are subject to a new minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  The AG38 revisions did not have a material impact on our total in-force reserves as of adoption.  Reserves on new business written after December 31, 2012, are calculated using a modified formulaic approach.  This approach generally results in higher reserves that exceed expected economic levels, which increases the surplus strain related to new sales.  However, our insurance subsidiaries are employing strategies to reduce the surplus strain of holding the higher statutory reserves associated with term products and UL products containing secondary guarantees.  As noted below, we have been successful in executing reinsurance solutions to release surplus to Other Operations.  We will continue to manage our present reinsurance solutions and attempt to enter into new solutions to minimize the strain on our surplus.    During the third quarter of 2013, the New York State Department of Financial Services (“NYDFS”) announced that it would not recognize the NAIC revisions in its application of Regulation 147, which is the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees, as previously announced.  The change, effective as of December 31, 2013, impacts New York-domiciled companies, including our New York-domiciled insurance subsidiary, the Lincoln Life & Annuity Company of New York (“LLANY”), notwithstanding that LLANY discontinued the sale of these products in early 2013.  We expect to phase in the increase in reserves over five years beginning with 2013.  As such, we increased reserves by $90 million as of December 31, 2013.  The additional increase in reserves over the next four years is subject to on-going discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.

Included in the LOCs issued as of December 31, 2013, and reported in the credit facilities table in Note 12, was approximately $3.7 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.5 billion of such LOCs were issued for UL products containing secondary guarantees, (approximately $1.8 billion will expire in 2031 and approximately $650 million will expire in 2018). Approximately $1.2 billion of such LOCs were issued for term business solutions (approximately $850 million will expire in 2023, approximately $170 million will expire in 2018 and approximately $160 million is automatically renewable until 2023).  We have also used the proceeds from senior note issuances of approximately $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market alternatives lower the capital effect of term and UL products containing secondary guarantees.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force term and UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.   See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” and “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Subsidiaries’ Statutory Reserving and Surplus” for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

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

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Fee Income
Mortality assessments	$1,349	$1,324	$1,312	2%	1%
Expense assessments	880	834	935	6%	-11%
Surrender charges	59	86	96	-31%	-10%
DFEL:
Deferrals	(293)	(325)	(483)	10%	33%
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	193	197	156	-2%	26%
Unlocking	15	75	(37)	-80%	NM
Total fee income	$2,203	$2,191	$1,979	1%	11%

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Sales by Product
UL:
Excluding MoneyGuard® and indexed UL	$121	$146	$295	-17%	-51%
MoneyGuard®	173	169	186	2%	-9%
Indexed UL	56	42	22	33%	91%
Total UL	350	357	503	-2%	-29%
VUL	141	61	50	131%	22%
COLI and BOLI	96	109	92	-12%	18%
Term	90	61	55	48%	11%
Total sales	$677	$588	$700	15%	-16%

Net Flows
Deposits	$5,168	$4,949	$5,393	4%	-8%
Withdrawals and deaths	(1,458)	(1,660)	(1,731)	12%	4%
Net flows	$3,710	$3,289	$3,662	13%	-10%

Contract Holder Assessments	$3,449	$3,284	$3,285	5%	0%

	As of December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Account Values
UL	$30,627	$29,329	$28,052	4%	5%
VUL	7,201	5,731	4,929	26%	16%
Interest-sensitive whole life	2,285	2,265	2,297	1%	-1%
Total account values	$40,113	$37,325	$35,278	7%	6%

In-Force Face Amount
UL and other	$318,444	$311,235	$307,900	2%	1%
Term insurance	298,373	279,322	271,931	7%	3%
Total in-force face amount	$616,817	$590,557	$579,831	4%	2%

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

Sales in the table above and as discussed above were reported as follows:

•	MoneyGuard®, our linked-benefit product (single premium option) and single premium bank-owned UL and VUL (“BOLI”) – 15% of single premium deposits;
•

MoneyGuard® (flexible premium option), UL, VUL, and corporate-owned UL and VUL (“COLI”) – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums; and

•	Term – 100% of annualized first year premiums.

UL products with secondary guarantees represented approximately 16%, 23% and 40% of sales for 2013, 2012 and 2011, respectively. Changes in the marketplace and continuing efforts to increase sales of higher return products (i.e., pivot products) in a low interest rate environment are resulting in a shift in our business mix to products like VUL, indexed UL and term that are not primarily focused upon secondary guarantees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$2,232	$2,178	$2,092	2%	4%
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	44	27	23	63%	17%
Alternative investments (2)	40	55	62	-27%	-11%
Surplus investments (3)	136	136	117	0%	16%
Total net investment income	$2,452	$2,396	$2,294	2%	4%

Interest Credited	$1,305	$1,261	$1,235	3%	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2013	2012	2011	2013	2012
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.55%	5.73%	5.82%	(19)	(9)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.11%	0.06%	0.07%	4	(1)
Alternative investments	0.11%	0.16%	0.19%	(5)	(3)
Net investment income yield on reserves	5.77%	5.95%	6.08%	(18)	(13)
Interest rate credited to contract holders	3.93%	3.96%	4.08%	(3)	(12)
Interest rate spread	1.84%	1.99%	2.00%	(14)	(1)
Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.63%	5.73%	5.90%	(10)	(16)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.14%	0.13%	0.03%	1	10
Alternative investments	0.00%	0.01%	0.01%	(1)	(0)
Net investment income yield on reserves	5.77%	5.87%	5.94%	(11)	(7)

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$35,819	$33,779	$31,598	6%	7%
Account values - universal and whole life	32,868	31,578	30,066	4%	5%
Attributable to traditional products:
Invested assets on reserves	4,378	4,307	4,297	2%	0%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Benefits
Death claims direct and assumed	$3,318	$2,976	$2,847	11%	5%
Death claims ceded	(1,610)	(1,415)	(1,368)	-14%	-3%
Reserves released on death	(518)	(490)	(452)	-6%	-8%
Net death benefits	1,190	1,071	1,027	11%	4%
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	492	464	467	6%	-1%
Unlocking	(18)	(145)	(142)	88%	-2%
Other benefits:
Other benefits, excluding unlocking (1)	311	334	284	-7%	18%
Unlocking	3	-	33	NM	-100%
Total benefits	$1,978	$1,724	$1,669	15%	3%

Death claims per $1,000 of in-force	1.98	1.84	1.80	8%	2%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Commissions and Other Expenses
Commissions	$616	$532	$678	16%	-22%
General and administrative expenses	490	483	474	1%	2%
Expenses associated with reserve financing	74	67	57	10%	18%
Taxes, licenses and fees	147	133	145	11%	-8%
Total expenses incurred	1,327	1,215	1,354	9%	-10%
DAC and VOBA deferrals	(702)	(600)	(780)	-17%	23%
Total expenses recognized before amortization	625	615	574	2%	7%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	440	467	457	-6%	2%
Unlocking	7	147	(34)	-95%	NM
Other intangible amortization	3	4	4	-25%	0%
Total commissions and other expenses	$1,075	$1,233	$1,001	-13%	23%

DAC and VOBA Deferrals
As a percentage of sales	103.7%	102.0%	111.4%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for 2012 and 2011, respectively, the decrease was primarily a result of incurred deferrable commissions declining at a rate higher than sales due to changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Operating Revenues
Insurance premiums	$2,084	$1,919	$1,778	9%	8%
Net investment income	165	162	152	2%	7%
Other revenues	11	10	8	10%	25%
Total operating revenues	2,260	2,091	1,938	8%	8%
Operating Expenses
Interest credited	3	3	3	0%	0%
Benefits	1,559	1,444	1,314	8%	10%
Commissions and other expenses	589	533	472	11%	13%
Total operating expenses	2,151	1,980	1,789	9%	11%
Income (loss) from operations before taxes	109	111	149	-2%	-26%
Federal income tax expense (benefit)	38	39	52	-3%	-25%
Income (loss) from operations	$71	$72	$97	-1%	-26%

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Income (Loss) from Operations by Product Line
Life	$15	$29	$32	-48%	-9%
Disability	51	37	62	38%	-40%
Dental	1	1	(2)	0%	150%
Total non-medical	67	67	92	0%	-27%
Medical	4	5	5	-20%	0%
Income (loss) from operations	$71	$72	$97	-1%	-26%

Comparison of 2013 to 2012

Income from operations for this segment decreased due primarily to higher commissions and other expenses attributable to an increase in business as well as strategic investments in technology platforms and distribution expansion efforts.

The decrease in income from operations was partially offset by the following:

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products.
•	More favorable total non-medical loss ratio experience driven by favorable reserve adjustments related to our long-term disability business.

Comparison of 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Unfavorable total non-medical loss ratio experience.
•	Higher commissions and other expenses attributable to an increase in business as well as strategic investments in technology platforms and distribution expansion efforts.

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

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain. During 2013, our total non-medical loss ratio was 74.0%, modestly below the 74.5% we experienced during 2012, as favorable reserve adjustments during 2013 related to long-term disability were partially offset by higher claim settlement accruals on our life business.  Our loss ratios for 2013 benefitted from reserve releases related primarily to the accounting for long-term disability overpayment recoveries of $11 million, after-tax.  Non-medical loss ratios in general are likely to remain at the high end of our long-term expectation of 71% to 74% during 2014.  For every one percent increase in the loss ratio, we would expect an approximate annual $13 million to $15 million decrease to income from operations.

Due to the unfavorable disability loss ratio experience mentioned above and unfavorable mortality experience earlier in the year, we continue to take pricing actions aimed primarily at our employer-paid life and disability business.  The repricing will continue to occur in 2014 and 2015, and will be substantially completed during 2016.

We are evaluating the potential effects that health care reform may have on the value and profitability of this segment’s products and income from operations, including, but not limited to, potential changes to traditional sources of income for our brokers who may seek additional portfolio options and/or modification to compensation structures.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Insurance Premiums by Product Line
Life	$844	$770	$693	10%	11%
Disability	903	821	757	10%	8%
Dental	206	193	183	7%	5%
Total non-medical	1,953	1,784	1,633	9%	9%
Medical	131	135	145	-3%	-7%
Total insurance premiums	$2,084	$1,919	$1,778	9%	8%
Sales	$541	$458	$395	18%	16%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.  When comparing sales for 2013, 2012 and 2011, the increases were driven primarily by a continued shift in business mix to employee-paid blocks of business, which we expect will improve the overall profitability of the business.  The proportion of employee-paid sales to our total sales was 47%, 38% and 37% for 2013, 2012 and 2011, and we expect this proportion will continue to increase in 2014.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Benefits and Interest Credited by Product Line
Life	$655	$582	$518	13%	12%
Disability	639	604	529	6%	14%
Dental	151	143	143	6%	0%
Total non-medical	1,445	1,329	1,190	9%	12%
Medical	117	118	127	-1%	-7%
Total benefits and interest credited	$1,562	$1,447	$1,317	8%	10%

Loss Ratios by Product Line
Life	77.6%	75.5%	74.8%
Disability	70.8%	73.6%	69.9%
Dental	73.2%	74.5%	77.9%
Total non-medical	74.0%	74.5%	72.9%
Medical	88.8%	87.8%	87.9%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Commissions and Other Expenses
Commissions	$252	$223	$201	13%	11%
General and administrative expenses	321	288	244	11%	18%
Taxes, licenses and fees	54	49	41	10%	20%
Total expenses incurred	627	560	486	12%	15%
DAC deferrals	(91)	(75)	(53)	-21%	-42%
Total expenses recognized before amortization	536	485	433	11%	12%
DAC and VOBA amortization, net of interest	53	48	39	10%	23%
Total commissions and other expenses	$589	$533	$472	11%	13%

DAC Deferrals
As a percentage of insurance premiums	4.4%	3.9%	3.0%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized in relation to the revenues of the related contracts.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred.  The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Operating Revenues
Insurance premiums	$1	$4	$1	-75%	300%
Net investment income	266	259	308	3%	-16%
Amortization of deferred gain on business
sold through reinsurance	72	72	72	0%	0%
Media revenues (net)	72	81	77	-11%	5%
Other revenues	6	7	3	-14%	133%
Total operating revenues	417	423	461	-1%	-8%
Operating Expenses
Interest credited	109	122	114	-11%	7%
Benefits	113	138	126	-18%	10%
Media expenses	62	66	69	-6%	-4%
Other expenses	62	93	90	-33%	3%
Interest and debt expense	264	268	285	-1%	-6%
Total operating expenses	610	687	684	-11%	0%
Income (loss) from operations before taxes	(193)	(264)	(223)	27%	-18%
Federal income tax expense (benefit)	(71)	(177)	(77)	60%	NM
Income (loss) from operations	$(122)	$(87)	$(146)	-40%	40%

Comparison of 2013 to 2012

Loss from operations for Other Operations increased due primarily to more favorable tax benefits during 2012 related to the release of reserves associated with prior tax years that were closed in 2012.

The increase in loss from operations was partially offset by the following:

•	Lower other expenses driven by restructuring charges and higher claim settlement accruals in 2012 and a reduction in our state guaranty funds assessment accrual in 2013.
•	Higher benefits in 2012 due to higher claim settlement accruals.

Comparison of 2012 to 2011

Loss from operations for Other Operations decreased due primarily to more favorable tax benefits during 2012 related to the release of reserves associated with prior tax years that were closed in 2012.

The increase in income from operations was partially offset by lower net investment income, net of interest credited, attributable to the following:

•	New money rates averaging below our current portfolio yields.
•	Repurchases of common stock, net cash used in operating activities due to interest payments and invested asset transfers to other segments for OTTI resulting in lower average invested assets.

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Other Operations experienced elevated levels of expense during 2012 related primarily to restructuring charges and during 2011 due to an assessment associated with the NYDFS’s liquidation plan for Executive Life Insurance Company of New York.  State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
General and administrative expenses:
Legal	$1	$-	$1	NM	-100%
Branding	30	28	29	7%	-3%
Non-brand marketing	-	-	4	NM	-100%
Other (1)	60	46	38	30%	21%
Total general and administrative expenses	91	74	72	23%	3%
Restructuring charges	-	20	-	-100%	NM
Taxes, licenses and fees (2)	(18)	10	27	NM	-63%
Inter-segment reimbursement associated with
reserve financing and LOC expenses (3)	(11)	(11)	(9)	0%	-22%
Total other expenses	$62	$93	$90	-33%	3%

(1)

Includes expenses that are corporate in nature including charitable contributions, the portion of our deferred compensation plan expense attributable to participants’ selection of LNC stock as the measure for their investment return and other expenses not allocated to our business segments.

(2)

Includes state guaranty funds assessments to cover losses to contract holders of insolvent or rehabilitated insurance companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$138	$113	$94	22%	20%
Total excluded realized gain (loss)	(273)	(39)	(388)	NM	90%
Total realized gain (loss), pre-tax	$(135)	$74	$(294)	NM	125%

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(178)	$(25)	$(252)	NM	90%
Benefit ratio unlocking	36	25	(15)	44%	267%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(142)	$-	$(267)	NM	100%

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(63)	$(124)	$(97)	49%	-28%
Gain (loss) on the mark-to-market on certain instruments	31	87	(54)	-64%	261%
Variable annuity net derivatives results:
Hedge program performance, including unlocking for
GLB reserves hedged	1	97	(194)	-99%	150%
GLB NPR component	(88)	(64)	78	-38%	NM
Total variable annuity net derivatives results	(87)	33	(116)	NM	128%
Indexed annuity forward-starting option	(23)	4	-	NM	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(142)	$-	$(267)	NM	100%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2013 to 2012

We had realized losses during 2013 as compared to gains during 2012 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Losses on variable annuity net derivatives results during 2013 as compared to gains during 2012 attributable to the effect of unlocking and a more unfavorable GLB NPR component due to our associated reserves declining, as a result of more favorable equity market growth, partially offset by less narrowing of our credit spreads during 2013.

•	Lower gains on the mark-to-market on certain instruments during 2013 attributable to an increase in interest rates leading to a decrease in the value of our trading securities.

The realized losses were partially offset by the following:

•	General improvement in the credit markets during 2013 leading to a decline in OTTI.
•	Lower gross realized losses related to certain investments during 2013 originating from asset sales to reposition the investment portfolio.

Comparison of 2012 to 2011

We had realized gains during 2012 as compared to losses during 2011 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Gains on variable annuity net derivatives results during 2012 as compared to losses during 2011 attributable to the effect of unlocking and less volatile capital markets during 2012 resulting in more favorable hedge program performance.  These gains were partially offset by narrowing of our credit spreads during 2012 resulting in an unfavorable GLB NPR component.

•	Realized gains on the mark-to-market on certain instruments during 2012 as compared to realized losses during 2011 attributable to spreads narrowing on corporate credit default swaps.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

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

We also include the risk/profit margin portion of the GLB attributed rider fees in operating realized gain (loss) and include the net valuation premium of the GLB attributed rider fees in excluded realized gain (loss).  For our Annuities and Retirement Plan Services segments, the excess of total fees collected from the contract holders over the GLB attributed rider fees is reported in fee income.

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

Gain (loss) on the mark-to-market on certain instruments, including those associated with our consolidated variable interest entities (“VIEs”) represents changes in the fair values of certain derivative investments (not including those associated with our variable annuity net derivatives results), reinsurance related embedded derivatives and trading securities.

See Note 4 for information about our consolidated VIEs.

Variable Annuity Net Derivatives Results

Our variable annuity net derivatives results include the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.  In addition, these results include the changes in reserves not accounted for at fair value and resulting from benefit ratio unlocking on our GDB and GLB riders and the change in the fair value of the derivative instruments we own to hedge the benefit ratio unlocking on our GDB riders.

We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivative reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  Our variable annuity net derivatives results can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  We do not attempt to hedge the change in the NPR component of the liability.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post-NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2013	2012
Variable annuity hedge program assets (liabilities)	$(49)	$445	$811	$1,240	$1,944

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR	$1345	$780	$318	$(200)	$(975)
NPR	(101)	(69)	(26)	1	66
Embedded derivative reserves	1,244	711	292	(199)	(909)
Insurance benefit reserves	(236)	(233)	(226)	(204)	(209)
Total variable annuity reserves – asset (liability)	$1,008	$478	$66	$(403)	$(1,118)

10-year CDS spread	1.46%	1.74%	1.89%	1.86%	2.34%
NPR factor related to 10-year CDS spread	0.15%	0.18%	0.21%	0.19%	0.26%

Our embedded derivative reserves were in an asset position as of December 31, 2013, as we estimated the present value of future benefits to be less than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of December 31, 2013:

Hypothetical
Effect
NPR factor:
Down 15 basis points to zero	$100
Up 20 basis points	(30)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

See “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above for additional information about our guaranteed benefits.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2013	2012	2013	2012
Investments
AFS securities:
Fixed maturity	$80,078	$82,036	84.0%	82.8%
VIEs' fixed maturity	697	708	0.7%	0.7%
Total fixed maturity	80,775	82,744	84.7%	83.5%
Equity	201	157	0.2%	0.1%
Trading securities	2,282	2,554	2.4%	2.6%
Mortgage loans on real estate	7,210	7,029	7.6%	7.1%
Real estate	47	65	0.0%	0.1%
Policy loans	2,677	2,766	2.8%	2.8%
Derivative investments	881	2,652	0.9%	2.7%
Alternative investments	1,002	869	1.1%	0.9%
Other investments	216	229	0.3%	0.2%
Total investments	$95,291	$99,065	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion of our risk management process, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

	As of December 31, 2013
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,542	$695	$112	$10,125	12.5%
Basic industry	4,771	216	141	4,846	6.0%
Capital goods	4,720	283	73	4,930	6.1%
Communications	3,933	291	79	4,145	5.1%
Consumer cyclical	4,401	271	121	4,551	5.6%
Consumer non-cyclical	9,938	719	145	10,512	13.0%
Energy	6,503	485	124	6,864	8.5%
Technology	2,634	117	72	2,679	3.3%
Transportation	1,925	107	12	2,020	2.5%
Industrial other	938	57	10	985	1.2%
Utilities	12,997	903	247	13,653	16.9%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,671	151	-	1,822	2.3%
Non-agency backed	988	36	27	997	1.2%
Mortgage pass through securities ("MPTS"):
Agency backed	1,475	69	14	1,530	1.9%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	713	36	21	728	0.9%
Asset-backed securities ("ABS"):
Collateralized Loan Obligations ("CLOs")	209	-	4	205	0.3%
Commercial real estate ("CRE") CDOs	23	-	3	20	0.0%
Credit card	672	24	-	696	0.9%
Home equity	690	25	74	641	0.8%
Manufactured housing	59	5	-	64	0.1%
Auto loan	1	-	-	1	0.0%
Other	377	21	6	392	0.5%
Municipals:
Taxable	3,587	308	25	3,870	4.8%
Tax-exempt	51	-	2	49	0.1%
Government and government agencies:
United States	1,426	113	23	1,516	1.9%
Foreign	1,823	128	23	1,928	2.4%
Hybrid and redeemable preferred securities	967	89	51	1,005	1.2%
Total fixed maturity AFS securities	77,035	5,149	1,409	80,775	100.0%
Equity AFS Securities	182	19	-	201
Total AFS securities	77,217	5,168	1,409	80,976
Trading Securities (1)	2,027	270	15	2,282
Total AFS and trading securities	$79,244	$5,438	$1,424	$83,258

	As of December 31, 2012
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,216	$1,102	$77	$10,241	12.3%
Basic industry	3,910	459	14	4,355	5.3%
Capital goods	4,650	573	19	5,204	6.3%
Communications	3,695	550	12	4,233	5.1%
Consumer cyclical	3,817	481	30	4,268	5.2%
Consumer non-cyclical	9,250	1,474	3	10,721	13.0%
Energy	5,726	884	4	6,606	8.0%
Technology	2,172	227	7	2,392	2.9%
Transportation	1,540	194	1	1,733	2.1%
Industrial other	1,000	98	1	1,097	1.3%
Utilities	11,874	1,762	19	13,617	16.4%
CMOs:
Agency backed	2,427	274	-	2,701	3.3%
Non-agency backed	1,199	42	63	1,178	1.4%
MPTS:
Agency backed	2,136	155	-	2,291	2.8%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	970	68	35	1,003	1.2%
ABS:
CLOs	161	2	2	161	0.2%
CRE CDOs	28	-	9	19	0.0%
Credit card	668	45	-	713	0.9%
Home equity	775	8	138	645	0.8%
Manufactured housing	70	6	-	76	0.1%
Auto loan	4	-	-	4	0.0%
Other	322	30	-	352	0.4%
Municipals:
Taxable	3,510	810	7	4,313	5.2%
Tax-exempt	36	4	-	40	0.0%
Government and government agencies:
United States	1,408	238	-	1,646	2.0%
Foreign	1,649	270	2	1,917	2.3%
Hybrid and redeemable preferred securities	1,181	106	70	1,217	1.5%
Total fixed maturity AFS securities	73,395	9,862	513	82,744	100.0%
Equity AFS Securities	137	22	2	157
Total AFS securities	73,532	9,884	515	82,901
Trading Securities (1)	2,127	439	12	2,554
Total AFS and trading securities	$75,659	$10,323	$527	$85,455

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2013			As of December 31, 2012
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$41,483	$44,129	54.6%	$41,477	$47,913	57.9%
2	Baa	31,897	33,060	41.0%	27,914	30,995	37.5%
Total investment grade securities		73,380	77,189	95.6%	69,391	78,908	95.4%

Below Investment Grade Securities
3	Ba	2,603	2,627	3.3%	2,425	2,468	2.9%
4	B	701	668	0.8%	1,171	1,070	1.3%
5	Caa and lower	314	262	0.3%	331	246	0.3%
6	In or near default	37	29	0.0%	77	52	0.1%
Total below investment grade securities		3,655	3,586	4.4%	4,004	3,836	4.6%
Total fixed maturity AFS securities		$77,035	$80,775	100.0%	$73,395	$82,744	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.7%	4.4%		5.5%	4.6%

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

We have identified select countries in Europe that are currently experiencing stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain, Hungary, Cyprus and Slovenia.  These countries were identified due to above average credit spreads and political or economic uncertainty.  Our investments by country as of December 31, 2013, determined by country of risk, are presented below (in millions).  We have no exposure to any issuers in Greece, Hungary, Cyprus or Slovenia.

	Amortized Cost				Fair Value
	Sovereign	Financial	Other (1)	Total	Sovereign	Financial	Other (1)	Total
Spain	$-	$-	$295	$295	$-	$-	$322	$322
Ireland	-	7	174	181	-	11	178	189
Italy	3	-	115	118	3	-	127	130
Portugal	-	-	40	40	-	-	41	41
Total	$3	$7	$624	$634	$3	$11	$668	$682

(1)     Includes primarily investments in utilities and industrial securities.

We manage European and other investment risks through our internal investment department and outside asset managers.  The risk management is focused on monitoring spreads, pricing and monitoring of global economic developments.

As of December 31, 2013 and 2012,  92.9%  and 68.7%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of December 31, 2013,  increased $894 million.  As more fully described in Note 1, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2013, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis;

(iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of December 31, 2013, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$152	$21	1 to 40	18	7.3%	8.3%
Hybrid and redeemable preferred securities	259	51	1 to 54	22	N/A	N/A

As provided in the table above, many of the securities in these categories are long-dated with some of the preferred securities being perpetual.  This is purposeful as it matches the long-term nature of our liabilities associated with our life insurance and annuity products.  See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” where we present information related to maturities of securities and the expected cash flows for rate sensitive liabilities and maturities of our holding company debt, which also demonstrates the long-term nature of the cash flows associated with these items.  Because of this relationship, we do not believe it will be necessary to sell these securities before they recover or mature.  For these securities, the estimated range and average period until recovery is the call or maturity period.  It is difficult to predict or project when the securities will recover as it is dependent upon a number of factors including the overall economic climate.  We do not believe the impairment is other than temporary for these securities as long as the expected future cash flows are projected to be sufficient to recover the amortized cost of these securities.

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

We concluded:  (i) that it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (ii) that the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iii) that we have the ability to hold the equity AFS securities for a period of time sufficient for recovery.  This conclusion is consistent with our asset-liability management process.  Management considers the following as part of the evaluation:

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

As reported on our Consolidated Balance Sheets, we had $97.7 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $85.8 billion as of December 31, 2013.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $60.1 billion, excluding consolidated VIEs in the amount of $697 million, as of December 31, 2013, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2013 and 2012, the estimated fair value for all private placement securities was $13.3 billion and $12.0 billion, respectively, representing 14% and 12%, respectively, of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 4.

Trading Securities

Trading securities, which in certain cases support reinsurance funds withheld and our Modco reinsurance agreements, are carried at fair value and changes in fair value are recorded in net income as they occur.  Investment results for these certain portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.  Offsetting these amounts in certain cases are corresponding changes in fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.  See Notes 1 and 9 for more information regarding our accounting for Modco.

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

Our exposure to subprime mortgage lending is limited to investments in banks and other financial institutions that may be affected by subprime lending and direct investments in ABS and RMBS.  Mortgage-related ABS are backed by home equity loans and RMBS are backed by residential mortgages.  These securities are backed by loans that are characterized by borrowers of differing levels of creditworthiness:  prime; Alt-A; and subprime.  Prime lending is the origination of residential mortgage loans to customers with excellent credit profiles.  Alt-A lending is the origination of residential mortgage loans to customers who have prime credit profiles but lack documentation to substantiate income.  Subprime lending is the origination of loans to customers with weak or impaired credit profiles.

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and as long as the unemployment rate remains stable to improving, we expect these trends to continue.  We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss.  Our ABS home equity and RMBS had a market value of $5.2 billion and an unrealized gain of $171 million, or 5%, as of December 31, 2013.

The market value of AFS securities and trading securities backed by subprime loans was $456 million and represented approximately 0.5% of our total investment portfolio as of December 31, 2013.  AFS securities represented $443 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of December 31, 2013.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2013:

							Subprime/
	Prime Agency		Prime/ Non-Agency		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$3,352	$3,147	$572	$557	$402	$409	$24	$22	$4,350	$4,135
ABS home equity	3	3	-	-	194	203	444	484	641	690
Total by type (2)(3)	$3,355	$3,150	$572	$557	$596	$612	$468	$506	$4,991	$4,825

Rating
AAA	$3,325	$3,123	$1	$1	$-	$-	$15	$15	$3,341	$3,139
AA	19	17	4	4	6	6	18	18	47	45
A	11	10	8	7	28	27	59	59	106	103
BBB	-	-	60	59	40	39	22	22	122	120
BB and below	-	-	499	486	522	540	354	392	1,375	1,418
Total by rating (2)(3)(4)	$3,355	$3,150	$572	$557	$596	$612	$468	$506	$4,991	$4,825

Origination Year
2004 and prior	$622	$571	$104	$102	$182	$186	$173	$184	$1,081	$1,043
2005	499	457	106	108	196	199	187	203	988	967
2006	107	99	112	103	168	177	85	98	472	477
2007	572	521	250	244	50	50	20	19	892	834
2008	91	83	-	-	-	-	-	-	91	83
2009	557	524	-	-	-	-	3	2	560	526
2010	526	506	-	-	-	-	-	-	526	506
2011	244	242	-	-	-	-	-	-	244	242
2012	85	91							85	91
2013	52	56	-	-	-	-	-	-	52	56
Total by origination
year (2)(3)	$3,355	$3,150	$572	$557	$596	$612	$468	$506	$4,991	$4,825

Total AFS RMBS as a
percentage of total
AFS securities									6.2%	6.2%

Total prime/non-agency,
Alt-A and
subprime/option ARM
as a percentage of
total AFS securities									2.0%	2.2%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $23 million and $22 million, respectively.
(2)

Does not include the fair value of trading securities totaling $175 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $175 million in trading securities consisted of $153 million prime, $9 million Alt-A and $13 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $168 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $168 million in trading securities consisted of $146 million prime, $9 million Alt-A and $13 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2013:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$715	$701	$13	$12	$-	$-	$728	$713
CRE CDOs	-	-	-	-	20	23	20	23
Total by type (1)(2)	$715	$701	$13	$12	$20	$23	$748	$736

Rating
AAA	$422	$407	$-	$-	$-	$-	$422	$407
AA	47	45	-	-	-	-	47	45
A	98	93	13	12	-	-	111	105
BBB	74	72	-	-	7	6	81	78
BB and below	74	84	-	-	13	17	87	101
Total by rating (1)(2)(3)	$715	$701	$13	$12	$20	$23	$748	$736

Origination Year
2004 and prior	$149	$147	$-	$-	$2	$2	$151	$149
2005	256	253	13	12	6	6	275	271
2006	106	100	-	-	12	15	118	115
2007	54	47	-	-	-	-	54	47
2010	56	54	-	-	-	-	56	54
2013	94	100	-	-	-	-	94	100
Total by origination
year (1)(2)	$715	$701	$13	$12	$20	$23	$748	$736

Total AFS securities backed
by pools of commercial
mortgages as a percentage
of total AFS securities							0.9%	1.0%

(1)

Does not include the fair value of trading securities totaling $9 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $9 million in trading securities consisted of $7 million CMBS and $2 million CRE CDOs.

(2)

Does not include the amortized cost of trading securities totaling $9 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $9 million in trading securities consisted of $7 million CMBS and $2 million CRE CDOs.

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

As of December 31, 2013, the amortized cost and fair value of our AFS exposure to Monoline insurers was $532 million and $544 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions) as of December 31, 2013, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Electric	$2,512	12.5%	$2,678	12.4%	$166	11.8%
Banking	879	4.4%	970	4.5%	91	6.5%
ABS	722	3.6%	809	3.8%	87	6.2%
Technology	1,002	5.0%	1,075	5.0%	73	5.2%
Metals and mining	830	4.1%	894	4.1%	64	4.5%
Chemicals	965	4.8%	1,027	4.8%	62	4.4%
Food and beverage	1,193	5.9%	1,255	5.8%	62	4.4%
Independent	877	4.3%	933	4.3%	56	4.0%
Retailers	293	1.4%	336	1.5%	43	3.0%
Pipelines	538	2.7%	578	2.7%	40	2.8%
CMO	583	2.9%	619	2.9%	36	2.6%
Healthcare	670	3.3%	706	3.3%	36	2.6%
Diversified manufacturing	643	3.2%	678	3.1%	35	2.5%
Integrated	486	2.4%	518	2.4%	32	2.3%
Media – non-cable	481	2.4%	512	2.4%	31	2.2%
Media – cable	330	1.6%	360	1.7%	30	2.1%
Oil field services	518	2.6%	547	2.5%	29	2.1%
Local authorities	431	2.1%	461	2.1%	30	2.1%
Property and casualty	328	1.6%	356	1.7%	28	2.0%
Entertainment	337	1.7%	364	1.7%	27	1.9%
Consumer cyclical services	274	1.4%	300	1.4%	26	1.8%
Industries with unrealized losses
less than $25 million	5,269	26.1%	5,594	25.9%	325	23.0%
Total by industry	$20,161	100.0%	$21,570	100.0%	$1,409	100.0%

Total by industry as a percentage
of total AFS securities	24.9%		27.9%		100.0%

As of December 31, 2013, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $560 million and $443 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$7,202	99.9%	$7,009	99.7%
Delinquent and in foreclosure (1)	8	0.1%	20	0.3%
Total mortgage loans on real estate	$7,210	100.0%	$7,029	100.0%

(1)	As of December 31, 2013 and 2012, there were three and six mortgage loans on real estate that were delinquent and in foreclosure, respectively.

	As of December 31,
	2013	2012
By Segment
Annuities	$1,451	$1,390
Retirement Plan Services	1,434	1,243
Life Insurance	3,731	3,737
Group Protection	278	275
Other Operations	316	384
Total mortgage loans on real estate	$7,210	$7,029

	As of December 31, 2013			As of December 31, 2013
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,013	27.9%	CA	$1,676	23.2%
Industrial	1,686	23.4%	TX	631	8.8%
Retail	1,552	21.6%	MD	455	6.3%
Apartment	1,531	21.2%	NY	390	5.4%
Mixed use	205	2.8%	NC	334	4.6%
Other commercial	143	2.0%	VA	301	4.2%
Hotel/Motel	80	1.1%	FL	286	4.0%
Total	$7,210	100.0%	GA	249	3.5%
Geographic Region			OH	249	3.5%
Pacific	$2,073	28.7%	WA	243	3.4%
South Atlantic	1,737	24.1%	TN	239	3.3%
East North Central	755	10.5%	AZ	224	3.1%
Middle Atlantic	684	9.5%	PA	212	2.9%
West South Central	641	8.9%	IN	189	2.6%
Mountain	523	7.2%	OR	154	2.1%
East South Central	395	5.5%	IL	151	2.1%
West North Central	322	4.5%	MN	150	2.1%
New England	80	1.1%	Other states under 2%	1,077	14.9%
Total	$7,210	100.0%	Total	$7,210	100.0%

	As of December 31, 2013			As of December 31, 2013
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$1,321	18.3%	2014	$252	3.5%
2005	629	8.8%	2015	423	5.9%
2006	527	7.3%	2016	457	6.3%
2007	767	10.6%	2017	662	9.2%
2008	720	10.0%	2018	761	10.6%
2009	141	2.0%	2019 and thereafter	4,652	64.5%
2010	263	3.6%	Total	$7,207	100.0%
2011	866	12.0%
2012	879	12.2%
2013	1,094	15.2%
Total	$7,207	100.0%

The global financial markets and credit market conditions experienced a period of extreme volatility and disruption that began in the second half of 2007 and substantially increased throughout 2008 that led to a decrease in the overall liquidity and availability of capital in the mortgage loan market, and in particular a decrease in activity by securitization lenders.  These conditions and the overall economic downturn put pressure on the fundamentals of mortgage loans through rising vacancies, falling rents and falling property values.

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

As of December 31, 2013 and 2012, there were 3 and 10 impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2013 and 2012, was $8 million and $20 million, respectively, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2013 and 2012, was $5 million and $7 million, respectively.  See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Annuities	$16	$25	$10	-36%	150%
Retirement Plan Services	8	13	6	-38%	117%
Life Insurance	54	78	71	-31%	10%
Group Protection	7	7	3	0%	133%
Other Operations	1	2	-	-50%	NM
Total (1)	$86	$125	$90	-31%	39%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2013 and 2012, alternative investments included investments in 121 and 98 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2013 and 2012, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $9 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Fixed maturity AFS securities	$3,976	$3,910	$3,842	2%	2%
Equity AFS securities	6	6	5	0%	20%
Trading securities	137	147	154	-7%	-5%
Mortgage loans on real estate	388	397	408	-2%	-3%
Real estate	13	16	22	-19%	-27%
Standby real estate equity commitments	-	-	1	NM	-100%
Policy loans	155	163	165	-5%	-1%
Invested cash	3	4	4	-25%	0%
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	117	48	82	144%	-41%
Alternative investments (2)	86	125	90	-31%	39%
Consent fees	4	4	3	0%	33%
Other investments	(9)	(19)	(13)	53%	-46%
Investment income	4,876	4,801	4,763	2%	1%
Investment expense	(122)	(103)	(111)	-18%	7%
Net investment income	$4,754	$4,698	$4,652	1%	1%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2013	2012	2011	2013	2012
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.10%	5.30%	5.49%	(20)	(19)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.13%	0.06%	0.10%	7	(4)
Alternative investments	0.10%	0.15%	0.11%	(5)	4
Net investment income yield on invested assets	5.33%	5.51%	5.70%	(18)	(19)

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Average invested assets at amortized cost	$89,251	$85,285	$81,641	5%	4%

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

The increase in prepayment and make-whole premiums when comparing 2013 to 2012 was attributable primarily to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Fixed maturity AFS securities:
Gross gains	$21	$16	$86	31%	-81%
Gross losses	(94)	(202)	(227)	53%	11%
Equity AFS securities:
Gross gains	8	1	12	NM	-92%
Gross losses	(2)	(9)	-	78%	NM
Gain (loss) on other investments	(3)	2	(9)	NM	122%
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(28)	2	(10)	NM	120%
Total realized gain (loss) related to certain investments,
pre-tax	$(98)	$(190)	$(148)	48%	-28%

Amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds reflect an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized losses reflecting the incremental effect of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments could create volatility in net realized gains and losses.  The write-down for impairments includes both credit-related and interest rate-related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2013 and 2012, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Allowance for Losses” for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(35)	$(65)	$(14)	46%	NM
RMBS	(31)	(53)	(79)	42%	33%
CMBS	(15)	(55)	(57)	73%	4%
CRE CDOs	(1)	(2)	(1)	50%	-100%
Hybrid and redeemable preferred securities	-	-	(2)	NM	100%
Total fixed maturity securities	(82)	(175)	(153)	53%	-14%
Equity securities	(1)	(8)	-	88%	NM
Gross OTTI recognized in net income (loss)	(83)	(183)	(153)
Associated amortization of DAC, VOBA, DSI
and DFEL	13	30	29	-57%	3%
Net OTTI recognized in net income (loss), pre-tax	$(70)	$(153)	$(124)	54%	-23%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$11	$121	$58	-91%	109%
Change in DAC, VOBA, DSI and DFEL	(1)	(15)	(13)	93%	-15%
Net portion of OTTI recognized in OCI, pre-tax	$10	$106	$45	-91%	136%

The decrease in write-downs for OTTI when comparing 2013 to 2012 was primarily attributable to declines in write-downs on structured holdings.  The improvements of the write-downs for OTTI on our RMBS and CMBS holdings were primarily attributable to a continued recovery in both residential and commercial real estate markets in 2013.

The $94 million of impairments taken during 2013 were split between $83 million of credit-related impairments and $11 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of weakness within select residential and commercial real estate securities.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REINSURANCE

Our insurance companies cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management.  We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC, net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.  We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These inter-company agreements do not have an effect on our consolidated financial statements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $6.0 billion and $6.4 billion as of December 31, 2013 and 2012, respectively.  We focus on obtaining reinsurance from a diverse group of reinsurers.  We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our largest reinsurers at least annually.  We have established standards and criteria for our use and selection of reinsurers.  In order for a new reinsurer to participate in our current program, we require the reinsurer to have an A.M. Best rating of A+ or greater or a S&P rating of AA- or better.  If the reinsurer does not have these ratings, we generally require them to post collateral as described below; however, we may initially waive the collateral requirements based on the facts and circumstances.  In addition, we may require collateral from a reinsurer to mitigate credit/collectibility risk.  Typically, in such cases, the reinsurer must either maintain minimum specified ratings and risk-based capital ratios or establish the specified quality and quantity of collateral.  Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements.

Reinsurers that are not licensed, accredited or authorized in the state of domicile of the reinsured (“ceding company”), i.e., unauthorized reinsurers, are required to post statutorily prescribed forms of collateral for the ceding company to receive reinsurance credit.  The three primary forms of collateral are:  (i) qualifying assets held in a reserve credit trust; (ii) irrevocable, unconditional, evergreen letters of credit issued by a qualified U.S. financial institution; and (iii) assets held by the ceding company in a segregated funds withheld account.  Collateral must be maintained in accordance with the rules of the ceding company’s state of domicile and must be readily accessible by the ceding company to cover claims under the reinsurance agreement.  Accordingly, our insurance subsidiaries require unauthorized reinsurers to post acceptable forms of collateral to support their reinsurance obligations to us.

As of December 31, 2013, approximately 68%, or $4.1 billion, of our total reinsurance recoverable was secured by collateral for our benefit.  Of this amount, $3.2 billion was held by reinsurers for our benefit in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $867 million was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets, and $59 million was secured by letters of credit for which we are the beneficiary, an off-balance sheet arrangement.

Swiss Re represents our largest reinsurance exposure.  In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements.  Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.6 billion and $2.8 billion as of December 31, 2013 and 2012, respectively.  Swiss Re has funded a trust with a balance of $2.2 billion as of December 31, 2013, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liability for funds withheld mentioned above related to the business sold to Swiss Re.  In addition, our liability for embedded derivatives as of December 31, 2013, included $92 million that is associated with the business sold to Swiss Re.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2013, the reserves associated with these reinsurance arrangements totaled $742 million.

We monitor all of our existing reinsurers’ financial strength ratings on a monthly basis.  We also monitor our reinsurers’ financial health, trends and commitment to the reinsurance business, statutory surplus, risk-based capital levels, statutory earnings and fluctuations, current claims payment aging and our reinsurers’ own reinsurers.  In addition, we present at least annually information regarding our reinsurance exposures to the Finance Committee of our Board of Directors.  For more discussion of our counterparty risk with our reinsurers, see “Part I – Item 1A. Risk Factors – Operational Matters –We face risks of non-collectibility of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

See Note 9 for further information regarding reinsurance transactions.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $799 million, $1.3 billion and $1.3 billion in 2013, 2012 and 2011, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).  During 2013, our payables for collateral on derivative investments decreased by $1.9 billion as rising interest rates and equity markets and less volatility lowered the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Dividends from Subsidiaries
LNL	$640	$605	$836	6%	-28%
First Penn-Pacific	85	30	18	183%	67%
Newton County Loan and Savings, FSB	-	-	21	NM	-100%

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	127	147	105	-14%	40%
	$852	$782	$980	9%	-20%
Other Cash Flow and Liquidity Items
Increase (decrease) in commercial paper, net	$-	$-	$(100)	NM	100%
Net capital received from (paid for taxes on) stock option
exercises and restricted stock	32	(5)	(1)	NM	NM
	$32	$(5)	$(101)	NM	95%

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

We expect our domestic insurance subsidiaries could pay dividends of approximately $750 million in 2014 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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

Like other life insurers, we utilize inter-company reinsurance arrangements with our captives primarily to increase profitability and manage risk and statutory capital.  Captive reinsurers are typically special purpose entities that either by statute or by restriction in their licensing orders are limited to reinsuring business from insurance affiliates.  Specifically, captives help us mitigate the capital impact of XXX and AG38 reserving guidelines.  XXX and AG38 require insurers to use reserving assumptions that result in statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees greater than what we expect to adequately support these policies.  The captive reinsurance structures we use provide a mechanism for the financing of a portion of the excess reserve amounts in a more efficient manner.  This, in turn, frees up capital that the insurance subsidiaries can use for any number of purposes, including for paying dividends to the holding company.  Once transferred to the holding company, it can deploy this capital for a variety of corporate purposes, including potentially for stock repurchases.

Currently, insurance companies are using a wide variety of captive reinsurance structures to support their respective businesses.  The NAIC through its various committees, task forces, and working groups has been studying the use of captives and special purpose vehicles to transfer insurance risk and has been evaluating the adequacy of existing NAIC model laws and regulations applicable to captives.  Although the NAIC has not completed its study, we believe that, ultimately, it will allow the continued use of captive structures, although certain types of captive structures may be limited or prohibited or the benefits of certain captive structures reduced.  We also believe that existing captive structures, which have been approved by the insurance departments of both the ceding company’s and captive’s states of domicile, will not be affected materially by the NAIC’s final actions.

It is not clear, however, to what extent the NAIC and the state regulators will require changes to future captive reinsurance structures.  If we are unable to continue to implement such captive insurance structures, or if changes make the use of future structures less capital efficient, we may have lower returns on such products sold than we currently anticipate and/or raise prices or reduce our sales of these products.  As a result, our insurance subsidiaries may have lower capacity to provide dividends to the holding company.

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

Changes in equity markets may also affect the capital position of our insurance subsidiaries.  We may decide to reallocate available capital among our insurance subsidiaries, including our captive reinsurers, which would result in different RBC ratios for our insurance subsidiaries.  In addition, changes in the equity markets can affect the value of our variable annuity separate accounts.  When the market value of our separate account assets increases, the statutory surplus within our insurance subsidiaries also increases.  Contrarily, when the market value of our separate account assets decreases, the statutory surplus within our insurance subsidiaries may also decrease, which may affect RBC ratios, and in the case of our separate account assets becoming less than the related product liabilities, we must allocate additional capital to fund the difference.

We continue to analyze the use of existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of our life insurance subsidiaries.

For more discussion of our strategies to lessen the burden of increased AG38 and XXX statutory reserves associated with UL products containing secondary guarantees and term products containing long-term premium guarantees on our insurance subsidiaries, see “Results of Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain.”

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

Details underlying debt and financing activities (in millions) for the year ended December 31, 2013, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$200	$-	$(200)	$-	$501	$501

Long-Term Debt
Senior notes	$3,978	$350	$-	$(209)	$(510)	$3,609
Bank borrowing (3)	-	-	250	-	-	250
Federal Home Loan Bank of Indianapolis
advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	-	1,211
Total long-term debt	$5,439	$350	$250	$(209)	$(510)	$5,320

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	As of December 31, 2013, consisted of a $300 million 4.75% fixed-rate senior note that matured on January 30, 2014, and a $200 million 4.75% fixed-rate senior note that matured on February 15, 2014.
(3)	On June 6, 2013, we refinanced a $200 million floating-rate loan that was scheduled to mature on July 18, 2013, into a $250 million floating-rate loan maturing on June 6, 2018.

On August 16, 2013, we completed the issuance and sale of $350 million aggregate principal amount of our 4.00% senior notes due 2023.  We repaid the maturities mentioned above with these proceeds and cash on hand.  Within the next two years, we have a $250 million 4.30% fixed-rate senior note maturing on June 15, 2015.  The specific resources or combination of resources that we will use to meet this maturity will depend upon, among other things, the financial market conditions present at the time of maturity.  For more information about our debt issuances, maturities and redemptions, see Note 12.  As of December 31, 2013, the holding company had available liquidity of $1.2 billion.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of December 31, 2013.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

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

As of February 21, 2014, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa1	A-
(7th of 22)	(8th of 21)	(8th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1 to D

As of February 21, 2014, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit were as follows:

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

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2014, and June 30, 2014.  For more information, see “Part I – Item 1A. Risk Factors – Covenants and Ratings – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.”

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating affiliates that reduce overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of December 31, 2013, the holding company had a net outstanding payable of $50 million to certain subsidiaries resulting from loans made by the subsidiaries in excess of funds borrowed by those subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of December 31, 2013, our insurance subsidiaries had investments with a carrying value of $2.6 billion out on loan or subject to reverse repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Common dividends to stockholders	$128	$90	$62	42%	45%
Repurchase of common stock	450	492	575	-9%	-14%
Total cash returned to stockholders	$578	$582	$637	-1%	-9%

Number of shares repurchased	11.981	20.467	24.661	-40%	-20%
Average price per share	$37.58	$24.07	$23.33	58%	4%

On November 14, 2013, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.12 to $0.16 per share.  Additionally, we expect to repurchase additional shares of common stock during 2014 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities” above.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2013	2012	2011	2013	2012
Debt service (interest paid)	$275	$287	$303	-4%	-5%
Capital contribution to subsidiaries	75	-	17	NM	-100%
	$350	$287	$320	22%	-10%

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

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2013, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$16,434	$30,006	$25,606	$88,113	$160,159
Short-term debt (2)	500	-	-	-	500
Long-term debt (2)	-	250	700	4,323	5,273
Reserve financing and LOC expenses (3)	62	128	128	570	888
Payables for collateral on investments (4)	2,416	-	250	-	2,666
Operating leases	42	71	49	32	194
Football stadium naming rights (5)	7	14	15	32	68
Retirement and other plans (6)	97	196	194	481	968
Total	$19,558	$30,665	$26,942	$93,551	$170,716

(1)

Estimates are based on financial projections of over 40 years.  New business issued, changes to or variance from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially.  See Note 1 for details of what these liabilities include and represent.

(2)	Represents principal amounts of debt only. See Note 12 for additional information.
(3)	Estimates are based on the level of capacity we expect to utilize during the life of the LOCs and other reserve financing arrangements. See Note 12 for additional information.
(4)	Excludes collateral payable held for derivative investments. See Note 5 for additional information.
(5)	Includes a maximum annual increase related to the Consumer Price Index. See Note 13 for additional information.
(6)

Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2023 and known payments under deferred compensation arrangements.  See Note 17 for additional information.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans, discussed in “Defined Benefit Contributions” below.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $106 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2013, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$-	$2,500	$2,791	$5,291
Investment commitments	554	76	199	39	868
Media commitments (1)	20	16	-	-	36
Total	$574	$92	$2,699	$2,830	$6,195

(1)	Consists primarily of employment contracts, sports rights fees and rating service contracts.

Defined Benefit Contributions

We contributed $6 million, $32 million and $36 million in 2013, 2012 and 2011, respectively, to U.S. pension plans; $6 million, $7 million and $1 million in 2013, 2012 and 2011, respectively, to our U.K. pension plan; and $13 million, $15 million and $15 million in 2013, 2012 and 2011, respectively, to our postretirement plans that provide medical, dental and life insurance benefits.  Our U.S. defined benefit pension plans were frozen as of December 31, 2007, or earlier; and our non-U.S. defined benefit pension plan was frozen as of September 30, 2009.  For our frozen plans, there are no new participants and no future accruals of benefits from the date of the freeze.

Based on our calculations, we expect to be required to make a $6 million contribution related to administrative expenses to our qualified pension plans in 2014 under applicable pension law.  In addition, we analyze and review opportunities to make contributions in excess of those required under applicable pension law.  Such excess contributions will be made from time to time if, based on our analysis, we believe that the excess contributions serve the best interests of both the Company and of plan participants.

We expect to fund $10 million to our nonqualified U.S. defined benefit plans and $9 million to our postretirement benefit plans during 2014.  These amounts include anticipated benefit payments for nonqualified plans.

The majority of contributions and benefit payments are made by our insurance subsidiaries with little affect on holding company cash flow.  See Note 17 for additional information.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, equity market risk, default risk, credit risk and, to a lesser extent, foreign currency exchange risk.  The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap agreements notional amounts are shown by amount outstanding (dollars in millions) as of December 31, 2013:

								Estimated
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$2,811	$2,546	$3,132	$3,588	$4,736	$58,091	$74,904	$79,221
Average interest rate	6.3%	5.4%	5.4%	5.2%	5.3%	5.1%	5.2%
Variable interest rate securities	$72	$80	$215	$264	$496	$3,309	$4,436	$3,836
Average interest rate	5.2%	6.3%	4.8%	6.1%	2.3%	4.7%	4.5%
Mortgage loans on real estate	$253	$423	$457	$662	$761	$4,651	$7,207	$7,386
Average interest rate	5.9%	5.9%	6.1%	6.3%	6.1%	5.0%	5.4%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$1,675	$1,537	$1,854	$2,285	$2,835	$19,550	$29,736	$31,188
Average interest rate (1)	6.1%	5.3%	5.0%	5.0%	5.1%	4.8%	5.0%
Debt	$500	$250	$-	$250	$450	$4,323	$5,773	$6,262
Average interest rate	4.8%	4.3%	0.0%	0.3%	3.9%	6.3%	5.6%
Rate Sensitive Derivative
Financial Instruments
Interest rate and foreign
currency swaps:
Pay variable/receive fixed	$500	$85	$-	$254	$-	$10,113	$10,952	$(298)
Average pay rate	2.5%	1.0%	0.0%	0.4%	0.0%	0.5%	0.6%
Average receive rate	4.8%	2.9%	0.0%	3.7%	0.0%	3.4%	3.5%
Pay fixed/receive variable	$1,003	$214	$418	$690	$529	$3,753	$6,607	$126
Average pay rate	4.1%	4.4%	2.9%	5.2%	2.8%	4.1%	4.0%
Average receive rate	2.3%	0.3%	0.2%	0.3%	0.2%	1.2%	1.1%
Interest rate cap agreements:
Contractual notional	$-	$-	$8,050	$8,625	$3,250	$8,250	$28,175	$41
Average strike rate (2)	0.0%	0.0%	7.8%	7.0%	6.8%	6.0%	6.9%
Forward CMT curve (3)	0.0%	0.0%	2.4%	2.9%	2.8%	3.0%	2.8%
Interest rate futures:
2-year Treasury notes
contractual notional	$607	$-	$-	$-	$-	$-	$607	$-
5-year Treasury notes
contractual notional	18	-	-	-	-	-	18	-
10-year Treasury notes
contractual notional	584	-	-	-	-	-	584	-
Treasury bonds
contractual notional	1,971	-	-	-	-	-	1,971	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the 7-year and 10-year constant maturity swap.
(3)	The Constant Maturity Treasury (“CMT”) curve is the 7-year and 10-year CMT forward curve.

The following provides the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2012:

	Principal	Estimated
	Amount	Fair Value
Fixed interest rate securities	$71,441	$81,348
Variable interest rate securities	4,562	3,948
Mortgage loans on real estate	7,042	7,704
Investment type insurance contracts (1)	31,894	35,196
Debt	5,373	6,028
Interest rate and foreign currency swaps	17,372	739
Interest rate cap agreements	19,925	14
Interest rate futures	2,281	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously decrease by 1% immediately after December 31, 2013:

1%
Decrease (1)
Annuities (2)	$6
Retirement Plan Services	(5)
Life Insurance	(12)
Group Protection	(2)
Other Operations	(2)
Income (loss) from operations	$(15)

(1)	Effects are symmetrical for a comparable increase in interest rates and, therefore, move in the equal and opposite direction if the level of interest rates were to instantaneously increase by 1%.
(2)	Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

For purposes of this estimate, we exclude any effect related to sales, unlocking, persistency, hedge program performance or customer behavior caused by the interest rate change.

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general accounts in order to borrow at lower market rates, which exacerbates this risk.  Because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and because many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

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

The following provides detail on the percentage differences between the December 31, 2013, interest rates being credited to contract holders based on the fourth quarter of 2013 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,440	$9,919	$31,020	$49,379	71.4%
Up to 0.50%	1,818	457	464	2,739	4.0%
0.51% to 1.00%	946	149	34	1,129	1.6%
1.01% to 1.50%	680	15	-	695	1.0%
1.51% to 2.00%	350	-	332	682	1.0%
2.01% to 2.50%	151	-	-	151	0.2%
2.51% to 3.00%	587	-	-	587	0.8%
3.01% or greater	109	-	-	109	0.2%
Occurring after the next twelve months (4)	6,651	-	-	6,651	9.6%
Total discretionary rate setting products	19,732	10,540	31,850	62,122	89.8%
Other contracts (5)	2,297	4,776	-	7,073	10.2%
Total account values	$22,029	$15,316	$31,850	$69,195	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	42.8%	94.1%	97.4%	79.5%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 38 basis points, 2 basis points and 3 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 138 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 24% are scheduled to reset in more than one year but not more than two years; 24% are scheduled to reset in more than two years but not more than three years; and 52% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 4 basis points in excess of average minimum guaranteed rates, and 93% of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives.  Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in the MD&A for further discussion of the effects of equity markets on our RTM.

Fee Income

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

	As of December 31, 2013				As of December 31, 2012
			10% Fair	10% Fair
	Carrying	Estimated	Value	Value	Carrying	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Assets
Domestic equities	$187	$187	$19	$(19)	$107	$107
Foreign equities	14	14	1	(1)	53	53
Subtotal	201	201	20	(20)	160	160
Real estate	47	56	6	(6)	65	81
Other equity interests	1,083	1,083	108	(108)	966	966
Total	$1,331	$1,340	$134	$(134)	$1,191	$1,207

	As of December 31, 2013				As of December 31, 2012
			10% Fair	10% Fair
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Derivatives
Equity futures	$1,523	$-	$(136)	$137	$1,790	$-
Total return swaps	1,645	(41)	(189)	108	1,430	(83)
Put options	8,004	406	315	530	7,918	1,497
Call options (based on S&P 500)	6,255	393	462	284	5,749	227
Total	$17,427	$758	$452	$1,059	$16,887	$1,641

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2009 through 2013.  See Notes 6 and 19 for additional information on our SARs and the related call options used to hedge the expected increase in liabilities from SARs granted on our stock.

Derivatives Hedging Equity Market Risk

We have entered into derivative transactions to hedge our exposure to equity market fluctuations.  Such derivatives include over-the-counter equity call options, equity collars, total return swaps, put options, equity futures and call options.  See Note 6 for additional information on our derivatives used to hedge our exposure to equity market fluctuations.

Effect of Equity Market Sensitivity

If the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) were to have instantaneously increased or decreased by 1% immediately after December 31, 2013, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $8 million.  For purposes of this sensitivity, we used the S&P 500 as a proxy for equity market performance.  This estimate excludes any effect related to sales, unlocking, persistency, hedge program performance or customer behavior caused by the equity market change.

The effect of quarterly equity market changes upon fee income and asset-based expenses is generally not fully recognized in the first quarter of the change because fee income is earned and related expenses are incurred based upon daily variable account values.  The difference between the current period average daily variable account values compared to the end-of-period variable account values affects fee income in subsequent periods.  Additionally, the effect on earnings may not necessarily be symmetrical with comparable increases or decreases in the equity markets.  This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative and is concentrated primarily in our Annuities and Retirement Plan Services segments.  Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency.  For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

Default Risk

Our portfolio of invested assets was $95.3 billion and $99.1 billion as of December 31, 2013 and 2012, respectively.  Of this total, $70.7 billion and $69.9 billion consisted of corporate bonds and $7.2 billion and $7.0 billion consisted of mortgage loans on real estate as of December 31, 2013 and 2012, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

Credit Risk

We use credit-related derivatives to minimize our exposure to credit-related events, and we also sell credit default swaps to offer credit protection to our contract holders and investors.  See Note 6 for additional information.

In addition to the information provided about our counterparty exposure in Note 6, the fair value of our exposure by rating (in millions) was as follows:

	As of December 31,
	2013	2012
AA	$(3)	$1
A	62	14
BBB	10	-
Total	$69	$15

See Note 6 for additional information on our credit risk.

Foreign Currency Exchange Risk

Foreign Currency Denominated Investments

We invest in foreign currency securities for incremental return and risk diversification relative to U.S. dollar-denominated securities.  We use foreign currency swaps and foreign currency forwards to hedge some of the foreign exchange risk related to our investment in securities denominated in foreign currencies.  The currency risk is hedged using foreign currency derivatives of the same currency as the bonds.  See Note 6 for additional information on our foreign currency swaps and foreign currency forwards used to hedge our exposure to foreign currency exchange risk.

The following provides our principal or notional amount in U.S. dollar equivalents (in millions) as of December 31, 2013, by expected maturity for our foreign currency denominated investments and foreign currency swaps:

								Estimated
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Currencies
British pound	$-	$-	$-	$21	$-	$286	$307	$307
Interest rate	0.0%	0.0%	0.0%	6.8%	0.0%	3.8%	4.0%
Canadian dollar	$31	$-	$9	$-	$-	$-	$40	$42
Interest rate	6.1%	0.0%	5.6%	0.0%	0.0%	0.0%	6.0%
New Zealand dollar	$-	$35	$-	$-	$-	$-	$35	$34
Interest rate	0.0%	3.4%	0.0%	0.0%	0.0%	0.0%	3.4%
Euro	$49	$-	$23	$26	$-	$78	$176	$188
Interest rate	4.9%	0.0%	4.8%	4.7%	0.0%	5.4%	5.1%
Australian dollar	$-	$-	$-	$-	$-	$33	$33	$35
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	7.4%	7.4%
Hong Kong dollar	$-	$-	$-	$-	$-	$50	$50	$50
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	4.5%	4.5%
Derivatives
Foreign currency swaps	$73	$30	$30	$51	$-	$431	$615	$(14)

The following provides our principal or notional amount in U.S. dollar equivalents as of December 31, 2012, of our foreign currency denominated investments and foreign currency swaps (in millions):

	Principal/
	Notional	Estimated
	Amount	Fair Value
Currencies
British pound	$121	$136
Canadian dollar	43	43
New Zealand dollar	35	34
Euro	190	203
Australian dollar	39	35
Total currencies	$428	$451
Derivatives
Foreign currency swaps	$420	$13

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lincoln National Corporation

We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 25, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2012, and retrospectively applied to all periods presented, the Corporation changed its method of accounting for costs relating to the acquisition of insurance contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 25, 2014

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2013	2012
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2013 – $76,353; 2012 – $72,718)	$80,078	$82,036
Variable interest entities' fixed maturity securities (amortized cost: 2013 – $682; 2012 – $677)	697	708
Equity securities (cost: 2013 – $182; 2012 – $137)	201	157
Trading securities	2,282	2,554
Mortgage loans on real estate	7,210	7,029
Real estate	47	65
Policy loans	2,677	2,766
Derivative investments	881	2,652
Other investments	1,218	1,098
Total investments	95,291	99,065
Cash and invested cash	2,364	4,230
Deferred acquisition costs and value of business acquired	8,886	6,667
Premiums and fees receivable	420	380
Accrued investment income	1,029	1,015
Reinsurance recoverables	6,041	6,449
Funds withheld reinsurance assets	776	837
Goodwill	2,273	2,273
Other assets	2,730	2,580
Separate account assets	117,135	95,373
Total assets	$236,945	$218,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$17,251	$19,780
Other contract holder funds	74,548	72,218
Short-term debt	501	200
Long-term debt	5,320	5,439
Reinsurance related embedded derivatives	108	215
Funds withheld reinsurance liabilities	867	940
Deferred gain on business sold through reinsurance	245	319
Payables for collateral on investments	3,238	4,181
Variable interest entities' liabilities	27	128
Other liabilities	4,253	5,103
Separate account liabilities	117,135	95,373
Total liabilities	223,493	203,896

Contingencies and Commitments (See Note 13)

Stockholders' Equity
Preferred stock – 10,000,000 shares authorized; Series A – 9,532 shares issued and
outstanding as of December 31, 2012	-	-
Common stock – 800,000,000 shares authorized; 262,896,701 and 271,402,586 shares
issued and outstanding as of December 31, 2013 and 2012, respectively	6,876	7,121
Retained earnings	5,013	4,044
Accumulated other comprehensive income (loss)	1,563	3,808
Total stockholders' equity	13,452	14,973
Total liabilities and stockholders' equity	$236,945	$218,869

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues
Insurance premiums	$2,687	$2,462	$2,294
Fee income	4,069	3,736	3,437
Net investment income	4,754	4,698	4,652
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(80)	(259)	(169)
Portion of loss recognized in other comprehensive income	10	106	45
Net other-than-temporary impairment losses on securities recognized in earnings	(70)	(153)	(124)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(65)	227	(170)
Total realized gain (loss)	(135)	74	(294)
Amortization of deferred gain on business sold through reinsurance	74	74	75
Other revenues	520	491	477
Total revenues	11,969	11,535	10,641
Expenses
Interest credited	2,510	2,470	2,488
Benefits	3,862	3,541	3,345
Commissions and other expenses	3,701	3,683	3,264
Interest and debt expense	265	273	294
Impairment of intangibles	-	-	747
Total expenses	10,338	9,967	10,138
Income (loss) from continuing operations before taxes	1,631	1,568	503
Federal income tax expense (benefit)	387	282	274
Income (loss) from continuing operations	1,244	1,286	229
Income (loss) from discontinued operations, net of federal income taxes	-	27	(8)
Net income (loss)	1,244	1,313	221
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(2,457)	1,119	1,771
Unrealized other-than-temporary impairment on available-for-sale securities	29	2	25
Unrealized gain (loss) on derivative instruments	93	44	130
Foreign currency translation adjustment	(1)	(5)	-
Funded status of employee benefit plans	91	(32)	(97)
Total other comprehensive income (loss), net of tax	(2,245)	1,128	1,829
Comprehensive income (loss)	$(1,001)	$2,441	$2,050

Earnings (Loss) Per Common Share – Basic
Income (loss) from continuing operations	$4.68	$4.58	$0.75
Income (loss) from discontinued operations	-	0.10	(0.03)
Net income (loss)	$4.68	$4.68	$0.72

Earnings (Loss) Per Common Share – Diluted
Income (loss) from continuing operations	$4.52	$4.47	$0.72
Income (loss) from discontinued operations	-	0.09	(0.03)
Net income (loss)	$4.52	$4.56	$0.69

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	For the Years Ended December 31,
	2013	2012	2011

Common Stock
Balance as of beginning-of-year	$7,121	$7,590	$8,124
Stock compensation/issued for benefit plans	69	23	17
Effect of amendment to deferred compensation plans	-	-	(6)
Retirement of common stock/cancellation of shares	(314)	(492)	(545)
Balance as of end-of-year	6,876	7,121	7,590

Retained Earnings
Balance as of beginning-of-year	4,044	2,831	2,711
Net income (loss)	1,244	1,313	221
Retirement of common stock	(136)	-	(30)
Dividends declared: Common (2013 – $0.520; 2012 – $0.360; 2011 – $0.230)	(139)	(100)	(71)
Balance as of end-of-year	5,013	4,044	2,831

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,808	2,680	851
Other comprehensive income (loss), net of tax	(2,245)	1,128	1,829
Balance as of end-of-year	1,563	3,808	2,680
Total stockholders' equity as of end-of-year	$13,452	$14,973	$13,101

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$1,244	$1,313	$221
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(529)	(219)	(152)
Trading securities purchases, sales and maturities, net	151	222	88
Change in premiums and fees receivable	(40)	28	(73)
Change in accrued investment income	(14)	(34)	(48)
Change in future contract benefits and other contract holder funds	(634)	(131)	125
Change in reinsurance related assets and liabilities	300	9	(66)
Change in federal income tax accruals	377	192	318
Realized (gain) loss	135	(74)	294
(Income) loss attributable to equity method investments	(86)	(125)	(90)
(Gain) loss on early extinguishment of debt	-	5	8
Amortization of deferred gain on business sold through reinsurance	(74)	(74)	(75)
Impairment of intangibles	-	-	747
(Gain) loss on disposal of discontinued operations	-	1	3
Other	(31)	156	(24)
Net cash provided by (used in) operating activities	799	1,269	1,276

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(10,880)	(11,161)	(10,702)
Sales of available-for-sale securities	975	1,134	1,497
Maturities of available-for-sale securities	6,171	5,974	5,324
Purchases of other investments	(2,543)	(2,345)	(3,282)
Sales or maturities of other investments	2,610	2,276	3,094
Increase (decrease) in payables for collateral on investments	(943)	448	2,074
Other	(100)	(183)	(130)
Net cash provided by (used in) investing activities	(4,710)	(3,857)	(2,125)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(320)	(525)
Issuance of long-term debt, net of issuance costs	393	300	298
Increase (decrease) in commercial paper, net	-	-	(100)
Deposits of fixed account values, including the fixed portion of variable	10,492	10,694	10,953
Withdrawals of fixed account values, including the fixed portion of variable	(5,296)	(5,691)	(5,050)
Transfers to and from separate accounts, net	(3,001)	(2,091)	(2,325)
Common stock issued for benefit plans and excess tax benefits	35	(1)	3
Repurchase of common stock	(450)	(492)	(575)
Dividends paid to common and preferred stockholders	(128)	(91)	(61)
Net cash provided by (used in) financing activities	2,045	2,308	2,618

Net increase (decrease) in cash and invested cash, including discontinued operations	(1,866)	(280)	1,769
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,230	4,510	2,741
Cash and invested cash, including discontinued operations, as of end-of-year	$2,364	$4,230	$4,510

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
•

Mortgage- and asset-backed securities – We also utilize additional inputs, which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations and mortgage pass through securities backed by residential mortgages (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).

•

State and municipal bonds – We also use additional inputs that include information from the Municipal Securities Rule Making Board, as well as material event notices, new issue data, issuer financial statements and Municipal Market Data benchmark yields for our state and municipal bonds.

•

Hybrid and redeemable preferred and equity securities – We also utilize additional inputs of exchange prices (underlying and common stock of the same issuer) for our hybrid and redeemable preferred and equity securities.

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

To determine recovery value of a corporate bond, CLO or CDO, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Both DAC and VOBA amortization, excluding amounts reported in realized gain (loss), is reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  DSI amortization, excluding amounts reported in realized gain (loss), is reported in interest credited on our Consolidated Statements of Comprehensive Income (Loss).  The amortization of DFEL, excluding amounts reported in realized gain (loss), is reported within fee income on our Consolidated Statements of Comprehensive Income (Loss).  The methodology for determining the amortization of DAC, VOBA, DSI and DFEL varies by product type.  For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.

Acquisition costs for UL and VUL insurance and investment-type products, which include fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments.  Contract lives for UL and VUL policies are estimated to be 40 years based on the expected lives of the contracts.  Contract lives for fixed and variable deferred annuities are generally between 13 and 30 years, while some of our fixed multi-year guarantee products have amortization periods equal to the guarantee period.  The front-end load annuity product has an assumed life of 25 years.  Longer lives are assigned to those blocks that have demonstrated favorable lapse experience.

Acquisition costs for all traditional contracts, including traditional life insurance contracts, such as individual whole life, group business and term life insurance, are amortized over the expected premium-paying period that ranges from 7 to 77 years.  Acquisition costs are either amortized on a straight-line basis or as a level percent of premium of the related policies depending on the block of business.  There is currently no DAC, VOBA, DSI or DFEL balance or related amortization for fixed and variable payout annuities.

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of identifiable net assets acquired as goodwill.  Goodwill is not amortized, but is reviewed at least annually for indications of value impairment, with consideration given to financial performance and other relevant factors.  We perform a two-step test in our evaluation of the carrying value of goodwill for each of our reporting units, if qualitative factors determine it is necessary to complete the two-step goodwill impairment test.  The results of one test on one reporting unit cannot subsidize the results of another reporting unit.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required.  In Step 2, the implied fair value of goodwill is determined for the reporting unit.  The reporting unit’s fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value; and a charge is reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss).

Other Assets and Other Liabilities

Other assets consist primarily of DSI, specifically identifiable intangible assets, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, certain reinsurance assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, debt issue costs and other prepaid expenses.  Other liabilities consist primarily of current and deferred taxes, pension and other employee benefit liabilities, derivative instrument liabilities, certain reinsurance payables, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, interest on borrowed funds and other accrued expenses.

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

The “market consistent scenarios” used in the determination of the fair value of the GLB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 43 million scenarios.  The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant.    The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.    We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

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

The liabilities for future contract benefits and claim reserves for UL and VUL insurance policies consist of contract account balances that accrue to the benefit of the contract holders, excluding surrender charges.  The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue.  Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.75% depending on the time of contract issue.  The investment yield assumptions for immediate and deferred paid-up annuities range from 1.50% to 13.50%.  These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

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

With respect to our future contract benefits and other contract holder funds, we continually review overall reserve position, reserving techniques and reinsurance arrangements.  As experience develops and new information becomes known, liabilities are adjusted as deemed necessary.  The effects of changes in estimates are included in the operating results for the period in which such changes occur.

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends.  The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.  As of December 31, 2013 and 2012, participating policies comprised approximately 1% of the face amount of insurance in force, and dividend expenses were $62 million, $71 million and $79 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Fee Income

Fee income for investment and interest-sensitive life insurance contracts consist of asset-based fees, cost of insurance charges, percent of premium charges, contract administration charges and surrender charges that are assessed against contract holder account balances.  Investment products consist primarily of individual and group variable and fixed deferred annuities.  Interest-sensitive life insurance products include UL insurance, VUL insurance and other interest-sensitive life insurance policies.  These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance.

In bifurcating the embedded derivative of our GLB features on our variable annuity products, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relate to the GLB riders (the “attributed fees”), which are not reported within fee income on our Consolidated Statements of Comprehensive Income (Loss).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract plus a margin that a theoretical market participant would include for risk/profit and are reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

For CLOs and MBS, included in the trading and AFS fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and a catch up adjustment is recorded in the current period.  In addition, the new effective yield, which reflects anticipated future payments, is used prospectively.  Any adjustments resulting from changes in effective yield are reflected in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

Realized Gain (Loss)

Realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of investments, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivatives and trading securities.  Realized gains and losses on the sale of investments are determined using the specific identification method.  Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL.  Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation.

Other Revenues

Other revenues consists primarily of fees attributable to broker-dealer services recorded as earned at the time of sale, changes in the market value of our seed capital investments and communications sales recognized as earned, net of agency and representative commissions.

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2011 through 2013 ranged from 1% to 10%.

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

Stock-Based Compensation

In general, we expense the fair value of stock awards included in our incentive compensation plans.  As of the date our stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock.  The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in stockholders’ equity.  We classify certain stock awards as liabilities.  For these awards, the settlement value is classified as a liability on our Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period.  Stock-based compensation expense is reflected in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Interest and Debt Expense

Interest expense on our short-term and long-term debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method.  In addition, gains or losses related to certain derivative instruments associated with debt are recognized in interest and debt expense during the period of the change.

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

2.  New Accounting Standards

Adoption of New Accounting Standards

Balance Sheet Topic

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards (“IFRS”).  In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), to provide information regarding the scope of the disclosures required by ASU 2011-11 to the financial instruments and derivatives reported in an entity’s financial statements.  ASU 2011-11 requires an entity to provide enhanced disclosures about certain financial instruments and derivative instruments, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial condition. We adopted the disclosure requirements of ASU 2011-11, after considering the scope clarification in ASU 2013-01, as of January 1, 2013, and have included the required disclosures for all comparative periods in Note 6.

Comprehensive Income Topic

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires enhanced reporting of such amounts either on the face of the financial statements or in the notes to the financial statements.  Under ASU 2013-02, the type of reclassification out of AOCI, as defined under current GAAP, will dictate whether the disclosure must provide the effect of the reclassification on the respective financial statement line items or whether cross-referencing to other disclosures that provide additional detail about the reclassification will be required.  We adopted the disclosure requirements in ASU 2013-02 as of January 1, 2013, and have included the required disclosure in Note 14.

Derivatives and Hedging Topic

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), which permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes under the FASB ASC in addition to interest rates on direct Treasury obligations of the U.S. government and the LIBOR swap rate.  We adopted the amendments in ASU 2013-10 prospectively for qualifying new or designated hedging relationships entered into, on, or after July 17, 2013.  The adoption of ASU 2013-10 did not have an effect on our consolidated financial condition and results of operation.

Future Adoption of New Accounting Standards

Financial Services – Investment Companies Topic

In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”), which provides comprehensive accounting guidance for assessing whether an entity is an investment company.  ASU 2013-08 requires an assessment of all the characteristics of an investment company through the use of a new two-tiered approach, which considers the entity’s purpose and design to determine whether it is an investment company.  As a result of applying the new criteria in ASU 2013-08, an entity once considered an investment company may no longer meet the new criteria to be classified as such, and conversely, an entity not classified as an investment company under current GAAP may satisfy the criteria to be classified as such upon the adoption of

ASU 2013-08.  If an entity is no longer classified as an investment company, it must discontinue the application of investment company accounting guidance and present the change in status through a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption.  If an entity becomes classified as an investment company, ASU 2013-08 should be applied prospectively with the effect of adoption recognized as an adjustment to opening net assets for the period of adoption.  The amendments in ASU 2013-08 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013, with early application prohibited.  We will adopt the requirements in ASU 2013-08 effective January 1, 2014, and are currently evaluating the impact of adoption on our consolidated financial condition and results of operations.

Income Taxes Topic

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) in order to explicitly define the financial statement presentation requirements in GAAP.  ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments in the ASU are effective prospectively for interim and annual reporting periods in fiscal years beginning after December 15, 2013, with early application permitted.  We will adopt the requirements of ASU 2013-11 effective January 1, 2014, and will include the new disclosure requirements in the notes to our consolidated financial statements.

Investments – Equity Method and Joint Ventures

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” (“ASU 2014-01”) in response to stakeholders’ feedback that the presence of certain conditions in order to apply the effective yield method to investments in qualified affordable housing projects may be overly restrictive and could result in certain investments being accounted for under a method of accounting that may not fairly represent the economics of the investments.  ASU 2014-01 allows entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The conditions in ASU 2014-01 have been modified from the current GAAP requirements allowing for the application of the effective yield method, to enable more entities to make use of the proportional amortization method.  The decision to apply the proportional amortization method should be applied consistently to all investments in qualified affordable housing projects rather than on an individual investment basis.  The amendments in this ASU are to be applied retrospectively for interim and annual reporting periods beginning after December 15, 2014; however, a reporting entity that uses the effective yield method to account for investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  We will adopt the requirements of ASU 2014-01 effective January 1, 2015, and are currently evaluating the impact of adoption on our consolidated financial condition and results of operations.

Other Expenses Topic

In July 2011, the FASB issued ASU No. 2011-06, “Fees Paid to the Federal Government by Health Insurers” (“ASU 2011-06”) in order to address the question of how health insurers should recognize and classify fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.   The annual fee is imposed on health insurers for each calendar year beginning on or after January 1, 2014, and is payable no later than September 30 of the applicable year.  If a fee payment is required in the applicable year, ASU 2011-06 requires the health insurer to record the liability in full with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation over the applicable year.  The ASU indicates that the annual fee does not meet the definition of an acquisition cost in accordance with Topic 944 of the FASB ASC.  The amendments in ASU 2011-06 are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.  We will adopt the requirements of ASU 2011-06 effective January 1, 2014.  The amendments will not have a material effect on our consolidated financial condition and results of operations.

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

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $50 million, the amount of which is dependent on the timing of any termination and which agreements are terminated.  The amount of the potential adjustment will decline on a pro rata basis over the 10-year term of the advisory agreements.

We reclassified the results of operations of Delaware into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Comprehensive Income (Loss), and selected amounts (in millions) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Disposal
Gain (loss) on disposal, before federal income taxes	$-	$(1)	$(3)
Federal income tax expense (benefit)	-	(28)	5
Gain (loss) on disposal	-	27	(8)
Income (loss) from discontinued operations	$-	$27	$(8)

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

4.  Variable Interest Entities

Consolidated VIEs

Credit-Linked Notes (“CLNs”)

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

Because the note holders do not have voting rights or similar rights, we determined the entities issuing the CLNs are VIEs, and as a note holder, our interest represented a variable interest.  We have the power to direct the most significant activity affecting the performance of both CLN structures, as we have the ability to actively manage the reference portfolios underlying the credit default swaps.  In addition, we receive returns from the CLN structures and may absorb losses that could potentially be significant to the CLN structures.  As such, we concluded that we are the primary beneficiary of the VIEs associated with the CLNs.  We reflect the assets and liabilities on our Consolidated Balance Sheets and recognize the results of operations of these VIEs on our Consolidated Statements of Comprehensive Income (Loss).

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

The following summarizes information regarding the CLN structures (dollars in millions) as of December 31, 2013:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BB+	Ba2
Current rating of underlying collateral pool	Aa1-B1	Aaa-Caa2
Number of defaults in underlying collateral pool	2	2
Number of entities	124	99
Number of countries	20	21

There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment.

The following summarizes the exposure of the CLN structures’ underlying reference portfolios by industry and rating as of December 31, 2013:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	6.7%	1.7%	0.0%	0.0%	0.0%	10.5%
Telecommunications	0.0%	0.0%	4.0%	5.5%	1.5%	0.0%	0.0%	11.0%
Oil and gas	0.3%	2.1%	1.0%	4.6%	0.0%	0.0%	0.0%	8.0%
Utilities	0.0%	0.0%	2.6%	1.9%	0.0%	0.0%	0.0%	4.5%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	2.2%	1.2%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.6%	0.7%	0.0%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.7%	1.2%	1.3%	0.0%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.0%	1.6%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.1%	15.5%	17.1%	4.6%	0.7%	0.3%	42.3%
Total	0.6%	13.5%	40.1%	36.5%	8.3%	0.7%	0.3%	100.0%

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

On December 16, 2013, the excess mortality swap underlying this VIE was terminated as a result of a cancellation event under the associated swap agreement.  Subsequently, the U.S. government bonds were redeemed on January 6, 2014.  The combination of these two events, under the direction of LNC and its counterparty, has provided for the dissolution of this VIE effective January 6, 2014.

Lincoln Financial Limited Liability Company I

In July 2013, we formed a new limited liability company, Lincoln Financial Limited Liability Company I (“LFLLCI”), and we became the sole equity owner of LFLLCI through our capital contribution.  The activities of LFLLCI relate solely to our reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and primarily are to acquire, hold and issue notes as well as pay and collect interest on the notes.  We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.  We do not expect the financial results of LFLLCI to have a material effect on our consolidated results of operations or financial condition.

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2013			As of December 31, 2012
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$595	N/A	$-	$598
U.S. government bonds	N/A	-	102	N/A	-	110
Excess mortality swap	-	-	-	1	100	-
Total return swap	1	361	-	-	-	-
Total assets (1)	1	$361	$697	1	$100	$708

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$27	2	$600	$128
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$27	4	$600	$128

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity AFS securities for these VIEs, see Note 5.

As described more fully in Note 1, we regularly review our investment holdings for OTTI.  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of December 31, 2013.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2013	2012
Non-Qualifying Hedges
Credit default swaps	$101	$166
Contingent forwards	-	(3)
Total non-qualifying hedges (1)	$101	$163

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager.  These structured securities include our RMBS, CMBS, CLOs and CDOs.  We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets.  For information about these structured securities, see Note 5.

We invest in certain LPs that operate qualified affordable housing projects that we concluded are VIEs.  We receive returns from the LPs in the form of income tax credits that are guaranteed by creditworthy third parties, and our exposure to loss is limited to the capital we invest in the LPs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  Our maximum exposure to loss was $77 million and $92 million as of December 31, 2013 and 2012, respectively.

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2013
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$65,808	$4,374	$1,157	$90	$68,935
U.S. government bonds	355	26	14	-	367
Foreign government bonds	505	45	1	-	549
RMBS	4,135	256	10	31	4,350
CMBS	713	36	4	17	728
CLOs	232	-	1	6	225
State and municipal bonds	3,638	308	27	-	3,919
Hybrid and redeemable preferred securities	967	89	51	-	1,005
VIEs' fixed maturity securities	682	15	-	-	697
Total fixed maturity securities	77,035	5,149	1,265	144	80,775
Equity securities	182	19	-	-	201
Total AFS securities	$77,217	$5,168	$1,265	$144	$80,976

	As of December 31, 2012
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$60,124	$8,219	$219	$108	$68,016
U.S. government bonds	383	59	-	-	442
Foreign government bonds	562	92	-	-	654
RMBS	5,763	471	3	60	6,171
CMBS	970	68	16	19	1,003
CLOs	189	2	3	8	180
State and municipal bonds	3,546	814	7	-	4,353
Hybrid and redeemable preferred securities	1,181	106	70	-	1,217
VIEs' fixed maturity securities	677	31	-	-	708
Total fixed maturity securities	73,395	9,862	318	195	82,744
Equity securities	137	22	2	-	157
Total AFS securities	$73,532	$9,884	$320	$195	$82,901

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2013, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,599	$2,670
Due after one year through five years	14,301	15,461
Due after five years through ten years	24,680	25,621
Due after ten years	30,375	31,720
Subtotal	71,955	75,472
MBS	4,848	5,078
CLOs	232	225
Total fixed maturity AFS securities	$77,035	$80,775

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2013
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$16,918	$1,018	$1,258	$229	$18,176	$1,247
U.S. government bonds	163	14	-	-	163	14
Foreign government bonds	69	1	-	-	69	1
RMBS	488	17	267	24	755	41
CMBS	109	7	43	14	152	21
CLOs	136	2	50	5	186	7
State and municipal bonds	377	20	24	7	401	27
Hybrid and redeemable
preferred securities	62	6	197	45	259	51
Total fixed maturity securities	18,322	1,085	1,839	324	20,161	1,409
Equity securities	-	-	-	-	-	-
Total AFS securities	$18,322	$1,085	$1,839	$324	$20,161	$1,409

Total number of AFS securities in an unrealized loss position						1,484

	As of December 31, 2012
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,853	$145	$934	$182	$3,787	$327
RMBS	272	39	199	24	471	63
CMBS	66	16	113	19	179	35
CLOs	10	8	53	3	63	11
State and municipal bonds	64	1	24	6	88	7
Hybrid and redeemable
preferred securities	71	3	293	67	364	70
Total fixed maturity securities	3,336	212	1,616	301	4,952	513
Equity securities	7	2	-	-	7	2
Total AFS securities	$3,343	$214	$1,616	$301	$4,959	$515

Total number of AFS securities in an unrealized loss position						626

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of December 31, 2013
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,261	$1,146	$115
AFS securities backed by pools of commercial mortgages	193	169	24
Total	$1,454	$1,315	$139

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$933	$833	$100
AFS securities backed by pools of commercial mortgages	29	24	5
Total	$962	$857	$105

	As of December 31, 2012
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,181	$980	$201
AFS securities backed by pools of commercial mortgages	236	192	44
Total	$1,417	$1,172	$245

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,173	$972	$201
AFS securities backed by pools of commercial mortgages	56	40	16
Total	$1,229	$1,012	$217

For the years ended December 31, 2013 and 2012, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $21 million and $103 million, pre-tax, respectively, and before associated amortization expense for DAC, VOBA, DSI and DFEL, of which $ (46) million and $ (45) million, respectively, was recognized in OCI and $67 million and $148 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2013
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1	$1	$-	4
Six months or greater, but less than nine months	7	3	-	1
Nine months or greater, but less than twelve months	59	19	-	4
Twelve months or greater	349	92	81	92
Total	$416	$115	$81	101

	As of December 31, 2012
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$34	$9	$1	14
Nine months or greater, but less than twelve months	15	10	-	3
Twelve months or greater	395	179	128	131
Total	$444	$198	$129	148

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities increased $894 million for the year ended December 31, 2013.  As discussed further below, we believe the unrealized loss position as of December 31, 2013, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2013, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2013, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of December 31, 2013, the unrealized losses associated with our MBS and CLOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily impaired security.

As of December 31, 2013, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Balance as of beginning-of-year	$424	$390	$319
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	39	108	55
Credit losses on securities for which an OTTI was previously recognized	43	62	71
Decreases attributable to:
Securities sold	(102)	(136)	(55)
Balance as of end-of-year	$404	$424	$390

During 2013,  2012 and 2011, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of December 31, 2013
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$265	$18	$49	$234	$133
RMBS	550	18	18	550	184
CMBS	35	4	12	27	87
Total	$850	$40	$79	$811	$404

	As of December 31, 2012
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$299	$4	$98	$205	$104
RMBS	636	22	40	618	227
CMBS	41	1	16	26	93
Total	$976	$27	$154	$849	$424

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2013	2012
Fixed maturity securities:
Corporate bonds	$1,771	$1,929
U.S. government bonds	272	310
Foreign government bonds	24	31
RMBS	155	192
CMBS	7	17
CLOs	2	4
State and municipal bonds	21	27
Hybrid and redeemable preferred securities	30	42
Total fixed maturity securities	2,282	2,552
Equity Securities	-	2
Total trading securities	$2,282	$2,554

The portion of the market adjustment for gains (losses) that relate to trading securities still held as of December 31, 2013,  2012 and 2011, was $(172) million, $53 million and $118 million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 32% of mortgage loans on real estate as of December 31, 2013 and 2012.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31,
	2013	2012
Current	$7,200	$7,011
60 to 90 days past due	4	8
Greater than 90 days past due	3	24
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(21)
Unamortized premium (discount)	6	7
Total carrying value	$7,210	$7,029

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of December 31,
	2013	2012
Number of impaired mortgage loans on real estate	3	10

Principal balance of impaired mortgage loans on real estate	$27	$75
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(21)
Carrying value of impaired mortgage loans on real estate	$24	$54

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of December 31,
	2013	2012
Balance as of beginning-of-year	$21	$31
Additions	3	14
Charge-offs, net of recoveries	(21)	(24)
Balance as of end-of-year	$3	$21

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2013	2012	2011
Average carrying value for impaired mortgage loans on real estate	$34	$51	$57
Interest income recognized on impaired mortgage loans on real estate	2	1	2
Interest income collected on impaired mortgage loans on real estate	2	1	2

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of December 31, 2013			As of December 31, 2012
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$6,026	83.6%	1.78	$5,677	80.6%	1.68
65% to 74%	744	10.3%	1.42	897	12.7%	1.39
75% to 100%	402	5.6%	0.83	386	5.5%	0.84
Greater than 100%	35	0.5%	0.78	83	1.2%	0.66
Total mortgage loans on real estate	$7,207	100.0%		$7,043	100.0%

Alternative Investments

As of December 31, 2013 and 2012, alternative investments included investments in 121 and 98 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Fixed maturity AFS securities	$3,976	$3,910	$3,842
Equity AFS securities	6	6	5
Trading securities	137	147	154
Mortgage loans on real estate	388	397	408
Real estate	13	16	22
Standby real estate equity commitments	-	-	1
Policy loans	155	163	165
Invested cash	3	4	4
Commercial mortgage loan prepayment and bond make-whole premiums	117	48	82
Alternative investments	86	125	90
Consent fees	4	4	3
Other investments	(9)	(19)	(13)
Investment income	4,876	4,801	4,763
Investment expense	(122)	(103)	(111)
Net investment income	$4,754	$4,698	$4,652

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,
	2013	2012	2011
Fixed maturity AFS securities:
Gross gains	$21	$16	$86
Gross losses	(94)	(202)	(227)
Equity AFS securities:
Gross gains	8	1	12
Gross losses	(2)	(9)	-
Gain (loss) on other investments	(3)	2	(9)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(28)	2	(10)
Total realized gain (loss) related to certain investments	$(98)	$(190)	$(148)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(35)	$(65)	$(14)
RMBS	(31)	(53)	(79)
CMBS	(15)	(55)	(57)
CRE CDOs	(1)	(2)	(1)
Hybrid and redeemable preferred securities	-	-	(2)
Total fixed maturity securities	(82)	(175)	(153)
Equity securities	(1)	(8)	-
Gross OTTI recognized in net income (loss)	(83)	(183)	(153)
Associated amortization of DAC, VOBA, DSI, and DFEL	13	30	29
Net OTTI recognized in net income (loss), pre-tax	$(70)	$(153)	$(124)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$11	$121	$58
Change in DAC, VOBA, DSI and DFEL	(1)	(15)	(13)
Net portion of OTTI recognized in OCI, pre-tax	$10	$106	$45

Determination of Credit Losses on Corporate Bonds and CLOs

As of December 31, 2013 and 2012, we reviewed our corporate bond and CLO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2013 and 2012, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2013 and 2012, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion, and a fair value of $2.9 billion.  As of December 31, 2013 and 2012, 94% and 93%, respectively, of the fair value of our CLO portfolio was rated investment grade.  As of December 31, 2013 and 2012, the portion of our CLO portfolio rated below investment grade had an amortized cost of $16 million and $21 million, respectively, and fair value of $13 million. Based upon the analysis discussed above, we believed as of December 31, 2013 and 2012, that we would recover the amortized cost of each investment grade corporate bond and CLO security.

Determination of Credit Losses on MBS

As of December 31, 2013 and 2012, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of December 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$638	$638	$2,567	$2,567
Securities pledged under securities lending agreements (2)	184	178	197	189
Securities pledged under repurchase agreements (3)	530	553	280	294
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	36	49	37	52
Investments pledged for Federal Home Loan Bank of
Indianapolis ("FHLBI") (5)	1,850	3,127	1,100	1,936
Total payables for collateral on investments	$3,238	$4,545	$4,181	$5,038

(1)    We obtain collateral based upon contractual provisions with our counterparties.  These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash.  See Note 6 for additional information.

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

(3)    Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  We obtain collateral in an amount equal to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary.  The cash received in our repurchase program is typically invested in fixed maturity AFS securities.

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

For information related to balance sheet offsetting of our securities lending and repurchase agreements, see Note 6.

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Years Ended December 31,
	2013	2012	2011
Collateral payable held for derivative investments	$(1,929)	$(413)	$2,180
Securities pledged under securities lending agreements	(13)	(3)	1
Securities pledged under repurchase agreements	250	-	-
Securities pledged for TALF	(1)	(136)	(107)
Investments pledged for FHLBI	750	1,000	-
Total increase (decrease) in payables for collateral on investments	$(943)	$448	$2,074

Investment Commitments

As of December 31, 2013, our investment commitments were $868 million, which included $411 million of LPs, $372 million of private placement securities and $85 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2013 and 2012, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $2.6 billion and $3.8 billion, respectively, or 3% and 4% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $1.7 billion and $2.2 billion, respectively, or 2% of our invested assets portfolio.  These investments are included in corporate bonds in the tables above.

As of December 31, 2013 and 2012, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $8.7 billion, or 9% of our invested assets portfolio, and our investment securities in the banking industry with a fair value of $5.0 billion, or 5% of our invested assets portfolio.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

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

See Note 1 for a detailed discussion of the accounting treatment for derivative instruments.  See Note 21 for additional disclosures related to the fair value of our derivative instruments and Note 4 for derivative instruments related to our consolidated VIEs.

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy.  These instruments are economic hedges unless otherwise noted and include:

Consumer Price Index Swaps

We use consumer price index swaps to hedge the liability exposure on certain options in fixed annuity products.  Consumer price index swaps are contracts entered into at no cost and whose payoff is the difference between the consumer price index inflation rate and the fixed-rate determined as of inception.

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

We also use interest rate swap agreements designated and qualifying as cash flow hedges.  These instruments either hedge the interest rate risk of floating-rate bond coupon payments by replicating a fixed-rate bond, or hedge our exposure to fixed-rate bond coupon payments and the change in the underlying asset values as interest rates fluctuate.

Finally, we use interest rate swap agreements designated and qualifying as fair value hedges to hedge against changes in the value of anticipated transactions and commitments as interest rates fluctuate.

Treasury and Reverse Treasury Locks

We use treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to our issuance of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates.  In addition, we use reverse treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to the purchase of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

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

Total Return Swaps

We use total return swaps to hedge a portion of the liability related to our deferred compensation plans.  We receive the total return on a portfolio of indexes and pay a floating-rate of interest.

In addition, we use total return swaps to hedge the liability exposure on certain options in variable annuity products.  We receive the total return on a portfolio of indexes and pay a floating-rate of interest.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2013			As of December 31, 2012
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$4,339	$562	$148	$3,214	$462	$224
Foreign currency contracts (1)	615	32	46	420	39	26
Total cash flow hedges	4,954	594	194	3,634	501	250
Fair value hedges:
Interest rate contracts (1)	875	92	33	875	269	-
Non-Qualifying Hedges
Interest rate contracts (1)	45,620	215	744	36,539	1,042	475
Foreign currency contracts (1)	102	-	-	48	-	-
Equity market contracts (1)	19,917	957	193	19,857	1,734	170
Equity collar (1)	-	-	-	9	1	-
Credit contracts (2)	126	-	2	148	-	11
Embedded derivatives:
Indexed annuity and universal life
contracts (3)	-	-	1,048	-	-	732
GLB (3)	-	1,244	-	-	-	909
Reinsurance related (4)	-	-	108	-	-	215
Total derivative instruments	$71,594	$3,102	$2,322	$61,110	$3,547	$2,762

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2013
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$5,343	$23,374	$10,697	$10,207	$1,213	$50,834
Foreign currency contracts (2)	175	110	305	127	-	717
Equity market contracts	10,977	3,573	5,344	21	2	19,917
Credit contracts	-	126	-	-	-	126
Total derivative instruments
with notional amounts	$16,495	$27,183	$16,346	$10,355	$1,215	$71,594

(1)	As of December 31, 2013, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of December 31, 2013, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2028.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Years Ended December 31,
	2013	2012	2011
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$163	$119	$(11)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	163	73	177
Foreign currency contracts	(24)	(22)	3
Fair value hedges:
Interest rate contracts	4	4	4
Change in foreign currency exchange rate adjustment	(19)	(12)	7
Change in DAC, VOBA, DSI and DFEL	5	15	-
Income tax benefit (expense)	(45)	(21)	(67)
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(21)	(21)	(15)
Interest rate contracts (2)	(1)	(1)	(1)
Foreign currency contracts (1)	3	3	2
Fair value hedges:
Interest rate contracts (2)	4	4	4
Associated amortization of DAC, VOBA, DSI and DFEL	1	4	1
Income tax benefit (expense)	5	4	3
Balance as of end-of-year	$256	$163	$119

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(21)	$(21)	$(15)
Foreign currency contracts (1)	3	3	2
Total cash flow hedges	(18)	(18)	(13)
Fair value hedges:
Interest rate contracts (2)	36	36	50
Non-Qualifying Hedges
Interest rate contracts (3)	(989)	35	1,100
Foreign currency contracts (3)	(4)	(8)	(12)
Equity market contracts (3)	(1,306)	(1,377)	316
Equity market contracts (4)	38	18	21
Credit contracts (3)	9	2	(7)
Embedded derivatives:
Indexed annuity and universal life contracts (3)	(356)	(136)	5
GLB reserves (3)	2,153	1,308	(1,809)
Reinsurance related (3)	107	(47)	(66)
Total derivative instruments	$(330)	$(187)	$(415)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Gain (loss) recognized as a component of OCI with
the offset to net investment income	$(19)	$(19)	$(13)

As of December 31, 2013, $24 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2013 and 2012, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Gain (loss) recognized as a component of OCI with
the offset to interest expense	$4	$4	$4

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of December 31, 2013
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(1)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(2)	$126

As of December 31, 2012
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(4)	$68
3/20/2017 (3)	(4)	(5)	BBB-	4	(7)	80
				7	$(11)	$148

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of our credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of December 31,
	2013	2012
Maximum potential payout	$126	$148
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$126	$148

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $2 million as of December 31, 2013, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR.  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of December 31, 2013, the NPR adjustment was $2 million.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December 31, 2013, our exposure was $69 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2013		As of December 31, 2012
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA	$-	$-	$41	$-
AA-	34	(10)	58	-
A+	19	-	605	-
A	339	(183)	770	(68)
A-	468	(123)	1,214	-
BBB+	79	-	-	-
BBB	-	-	4	-
	$939	$(316)	$2,692	$(68)

Balance Sheet Offsetting

Information related to our derivative instruments, securities lending transactions and repurchase agreements and the effects of offsetting on our Consolidated Balance Sheets (in millions) were as follows:

	As of December 31, 2013
			Securities
		Embedded	Lending and
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$1,805	$1,244	$-	$3,049
Gross amounts offset	(924)	-	-	(924)
Net amount of assets	881	1,244	-	2,125
Gross amounts not offset:
Cash collateral received	(623)	-	-	(623)
Net amount	$258	$1,244	$-	$1,502

Financial Liabilities
Gross amount of recognized liabilities	$242	$1,156	$2,600	$3,998
Gross amounts offset	(55)	-	-	(55)
Net amount of liabilities	187	1,156	2,600	3,943
Gross amounts not offset:
Cash collateral received	-	-	(2,600)	(2,600)
Net amount	$187	$1,156	$-	$1,343

	As of December 31, 2012
			Securities
		Embedded	Lending and
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$3,547	$-	$-	$3,547
Gross amounts offset	(895)	-	-	(895)
Net amount of assets	2,652	-	-	2,652
Gross amounts not offset:
Cash collateral received	(2,624)	-	-	(2,624)
Net amount	$28	$-	$-	$28

Financial Liabilities
Gross amount of recognized liabilities	$11	$1,856	$1,614	$3,481
Gross amounts offset	-	-	-	-
Net amount of liabilities	11	1,856	1,614	3,481
Gross amounts not offset:
Cash collateral received	-	-	(1,614)	(1,614)
Net amount	$11	$1,856	$-	$1,867

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2013	2012	2011
Current	$169	$23	$13
Deferred	218	259	261
Federal income tax expense (benefit)	$387	$282	$274

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2013	2012	2011
Tax rate times pre-tax income	$571	$549	$176
Effect of:
Tax-preferred investment income	(160)	(141)	(144)
Tax credits	(35)	(34)	(34)
Goodwill	-	(2)	260
Change in uncertain tax positions	7	(94)	8
Other items	4	4	8
Federal income tax expense (benefit)	$387	$282	$274
Effective tax rate	24%	18%	55%

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The tax-preferred investment income relates primarily to separate account dividends-received deductions.  The separate account dividends-received deduction  benefit was $145 million,  $128 million and $135 million for the years ended December 31, 2013,  2012 and 2011.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2013	2012
Current	$(186)	$(27)
Deferred	(1,966)	(2,982)
Total federal income tax asset (liability)	$(2,152)	$(3,009)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2013	2012
Deferred Tax Assets
Future contract benefits and other contract holder funds	$1,225	$1,189
Deferred gain on business sold through reinsurance	87	96
Reinsurance related embedded derivative asset	36	75
Investments	85	311
Compensation and benefit plans	319	293
Net operating loss	27	26
Net capital loss	-	32
Tax credits	201	222
VIE	4	35
Other	79	41
Total deferred tax assets	2,063	2,320
Deferred Tax Liabilities
DAC	1,914	1,332
VOBA	409	246
Net unrealized gain on AFS securities	1,319	3,283
Net unrealized gain on trading securities	89	150
Intangibles	146	157
Other	152	134
Total deferred tax liabilities	4,029	5,302
Net deferred tax asset (liability)	$(1,966)	$(2,982)

As of December 31, 2013, the Company had $78 million of net operating loss carryforwards that begin to expire in 2031.  In addition, the Company had $119 million of alternative minimum tax credits that are not subject to expiration and $82 million of general business credits that begin to expire in 2030.

Although realization is not assured, management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, and, accordingly, no valuation allowance has been recorded.

As of December 31, 2013 and 2012,  $74 million and $69 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our income tax expense and our effective tax rate.  The Company is not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2013	2012
Balance as of beginning-of-year	$77	$211
Decreases for prior year tax positions	-	(49)
Increases for current year tax positions	5	5
Decreases for settlements with taxing authorities	-	(2)
Decreases for lapse of statute of limitations	-	(88)
Balance as of end-of-year	$82	$77

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2013,  2012 and 2011, we recognized interest and penalty expense (benefit) related to uncertain tax positions of $2 million, $(61) million and $6 million, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of $13 million and $11 million as of December 31, 2013 and 2012, respectively.

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

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Balance as of beginning-of-year	$5,943	$5,721	$6,036
Deferrals	1,564	1,294	1,375
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(816)	(785)	(687)
Unlocking	42	(71)	(130)
Adjustment related to realized (gains) losses	(8)	(70)	(18)
Adjustment related to unrealized (gains) losses	970	(146)	(855)
Balance as of end-of-year	$7,695	$5,943	$5,721

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Balance as of beginning-of-year	$724	$1,055	$1,378
Business acquired (sold) through reinsurance	4	2	12
Deferrals	13	12	20
Amortization:
Amortization, excluding unlocking	(179)	(225)	(279)
Unlocking	(52)	(23)	174
Accretion of interest (1)	68	73	78
Adjustment related to realized (gains) losses	(1)	9	(6)
Adjustment related to unrealized (gains) losses	614	(179)	(322)
Balance as of end-of-year	$1,191	$724	$1,055

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 4.02% to 7.05%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2013, was as follows:

2014	$85
2015	78
2016	71
2017	68
2018	68

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Balance as of beginning-of-year	$253	$271	$286
Deferrals	10	39	39
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(43)	(46)	(38)
Unlocking	8	14	(2)
Adjustment related to realized (gains) losses	(1)	(8)	(1)
Adjustment related to unrealized (gains) losses	40	(17)	(13)
Balance as of end-of-year	$267	$253	$271

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Balance as of beginning-of-year	$1,373	$1,369	$1,502
Deferrals	320	349	544
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(216)	(216)	(166)
Unlocking	(14)	(69)	31
Adjustment related to realized (gains) losses	(2)	(18)	(9)
Adjustment related to unrealized (gains) losses	477	(42)	(533)
Balance as of end-of-year	$1,938	$1,373	$1,369

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2013	2012	2011
Direct insurance premiums and fee income	$8,023	$7,379	$6,997
Reinsurance assumed	8	9	10
Reinsurance ceded	(1,275)	(1,190)	(1,276)
Total insurance premiums and fee income	$6,756	$6,198	$5,731

Direct insurance benefits	$5,487	$5,095	$4,897
Reinsurance recoveries netted against benefits	(1,625)	(1,554)	(1,552)
Total benefits	$3,862	$3,541	$3,345

Our insurance companies cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management.

Under our reinsurance program, we reinsure 26% to 33% of the mortality risk on newly issued non-term life insurance contracts and 23% to 27% of total mortality risk including term insurance contracts.  Our policy for this program is to retain no more than $20 million on a single insured life issued on fixed, VUL and term life insurance contracts.  Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2013, the reserves associated with these reinsurance arrangements totaled $742 million.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $6.0 billion and $6.4 billion as of December 31, 2013 and 2012, respectively.  We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers.  Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions.  As such, Swiss Re reinsured certain of our liabilities and obligations under the indemnity reinsurance agreements and thereby represents our largest reinsurance exposure.  As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.6 billion and $2.8 billion as of December 31, 2013 and 2012, respectively.  Swiss Re has funded a trust, with a balance of $2.2 billion as of December 31, 2013, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2013, included $867 million and $92 million, respectively, related to the business sold to Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions with Swiss Re as a deferred gain on business sold through reinsurance on our Consolidated Balance Sheets.  The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years from the date of sale.  During 2013, 2012 and 2011, we amortized $48 million,  $48 million and $49 million, after-tax, respectively, of deferred gain on business sold through reinsurance.

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2013
	Acquisition	Cumulative
	Balance	Impairment
	as of	as of		Balance
	Beginning-	Beginning-		as of End-
	of-Year	of-Year	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$440
Retirement Plan Services	20	-	-	20
Life Insurance	2,188	(649)	-	1,539
Group Protection	274	-	-	274
Other Operations – Media	341	(341)	-	-
Total goodwill	$3,863	$(1,590)	$-	$2,273

	For the Year Ended December 31, 2012
	Acquisition	Cumulative
	Balance	Impairment
	as of	as of		Balance
	Beginning-	Beginning-		as of End-
	of-Year	of-Year	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$440
Retirement Plan Services	20	-	-	20
Life Insurance	2,188	(649)	-	1,539
Group Protection	274	-	-	274
Other Operations – Media	341	(341)	-	-
Total goodwill	$3,863	$(1,590)	$-	$2,273

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

As of October 1, 2013,  our Annuities and Retirement Plan Services reporting units passed the Step 1 analysis.  Given the Step 1 results, we performed a Step 2 analysis for our Life Insurance and Group Protection reporting units.  Based upon our Step 2 analysis for Life Insurance and Group Protection, we determined that there was no impairment due to the implied fair value of goodwill being in excess of the carrying value of goodwill.

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2013		As of December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$31	$100	$27
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	5	-
Other Operations:
FCC licenses (1)	131	-	129	-
Other	4	3	4	3
Total	$240	$34	$238	$30

(1)	No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2013, was as follows:

2014	$4
2015	4
2016	4
2017	4
2018	4
Thereafter	50

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of December 31,
	2013	2012
Return of Net Deposits
Total account value	$79,391	$63,478
Net amount at risk (1)	141	392
Average attained age of contract holders	61 years	60 years
Minimum Return
Total account value	$151	$149
Net amount at risk (1)	27	37
Average attained age of contract holders	73 years	73 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$25,958	$23,019
Net amount at risk (1)	570	1,133
Average attained age of contract holders	68 years	67 years

(1)     Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing

       December 31, 2013, to December 31, 2012, was attributable primarily to the increase in the equity markets during 2013.

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

	For the Years Ended December 31,
	2013	2012	2011
Balance as of beginning-of-year	$104	$84	$44
Changes in reserves	(10)	64	93
Benefits paid	(21)	(44)	(53)
Balance as of end-of-year	$73	$104	$84

Variable Annuity Contracts

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2013	2012
Asset Type
Domestic equity	$47,042	$37,899
International equity	18,341	14,850
Bonds	24,547	21,174
Money market	10,926	7,747
Total	$100,856	$81,670

Percent of total variable annuity
separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits also includes reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 28% of total life insurance in-force reserves as of December 31, 2013, and 35% of total sales for the year ended December 31, 2013.

12.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2013	2012
Short-Term Debt
Current maturities of long-term debt	$500	$200
Unamortized premiums (discounts)	1	-
Total short-term debt	$501	$200

Long-Term Debt, Excluding Current Portion
Senior notes:
4.75% notes, due 2014	$-	$300
4.75% notes, due 2014	-	200
4.30% notes, due 2015 (1)	250	250
LIBOR + 3 bps notes, due 2017 (2)	250	250
7.00% notes, due 2018	200	200
LIBOR + 110 bps loan, due 2018	250	-
8.75% notes, due 2019 (1)	487	487
6.25% notes, due 2020 (1)	300	300
4.85% notes, due 2021 (1)	300	300
4.20% notes, due 2022 (1)	300	300
4.00% notes, due 2023 (1)	350	-
6.15% notes, due 2036 (1)	498	498
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
Total senior notes	4,060	3,960

Capital securities:
7.00%, due 2066	722	722
6.05%, due 2067	491	491
Total capital securities	1,213	1,213
Unamortized premiums (discounts)	(12)	(3)
Fair value hedge – interest rate swap agreements	59	269
Total unamortized premiums (discounts) and fair value
hedge – interest rate swap agreements	47	266
Total long-term debt	$5,320	$5,439

(1)

We have the option to repurchase the outstanding notes by paying the greater of 100% of the principal amount of the notes to be redeemed or the make-whole amount (as defined in each note agreement), plus in each case any accrued and unpaid interest as of the date of redemption.

(2)

Categorized as operating debt for leverage ratio calculations as the proceeds were used as a long-term structured solution to reduce the strain on increasing statutory reserves associated with secondary guarantee UL and term policies.

Details underlying the recognition of a gain (loss) on the extinguishment of debt (in millions) reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Principal balance outstanding prior to payoff (1)	$-	$15	$275
Unamortized debt issuance costs and discounts prior to payoff	-	-	(8)
Amount paid to retire	-	(20)	(275)
Gain (loss) on extinguishment of debt, pre-tax	$-	$(5)	$(8)

(1)

During the fourth quarter of 2012, we repurchased $13 million of our 8.75% senior notes due 2019 and $2 million of our 6.15% senior notes due 2036.  During the third quarter of 2011, we repurchased all of our 6.75% capital securities due 2066.

Future principal payments due on long-term debt (in millions) as of December 31, 2013, were as follows:

2014	$500
2015	250
2016	-
2017	250
2018	450
Thereafter	4,323
Total	$5,773

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed-rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit (“LOCs”)

Credit facilities, which allow for borrowing or issuances of LOCs, and LOCs (in millions) were as follows:

		As of December 31, 2013
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	May-2018	$2,500	$866
LOC facility	Mar-2023	156	156
LOC facility	Mar-2023	883	848
LOC facility	Aug-2031	805	791
LOC facility	Oct-2031	996	996
Total		$5,340	$3,657

Effective as of May 29, 2013, we entered into a credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for the issuance of LOCs of up to $2.5 billion and borrowing of up to $2.5 billion, $1.75 billion of which is available only to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of May 29, 2018.  The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance.  LOCs are used primarily to satisfy the U.S. regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and our domestic clients of the business sold through reinsurance.

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

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2013, we were in compliance with all such covenants.

This credit facility replaced our previous four-year credit facility dated as of June 10, 2011, that was scheduled to expire on June 10, 2015.

On December 23, 2013, we entered into a credit facility agreement with a third-party lender.  Under the agreement, the lender issued an irrevocable LOC effective December 23, 2013, with a maximum scheduled LOC amount of up to approximately $156 million.  The LOC supports certain fees owed to another third-party lender and is automatically renewable until March 31, 2023.  On October 30, 2012, one of our wholly-owned subsidiaries amended and restated the credit facility agreement entered into on November 1, 2011, with a third-party lender.  Under the amended and restated agreement, the lender issued an irrevocable LOC effective October 30, 2012, with a maximum scheduled LOC amount of up to approximately $1.0 billion.  The LOC supports an inter-company reinsurance agreement and expires October 1, 2031.  On August 20, 2012, one of our wholly-owned subsidiaries amended the credit facility agreement entered into on August 26, 2011, with a third-party lender.  Under the amended agreement, the lender issued an irrevocable LOC effective August 20, 2012, with a maximum scheduled LOC amount of up to approximately $863 million.  The LOC supports an inter-company reinsurance agreement and expires August 26, 2031.  On April 28, 2011, certain of our wholly-owned subsidiaries amended and restated the reimbursement agreement entered into on December 31, 2009, with a third-party lender.  Under the amended agreement, the lender issued an irrevocable LOC effective April 1, 2011, with a maximum scheduled LOC amount of up to approximately $925 million.  The LOC supports an inter-company reinsurance agreement and expires March 31, 2023.

These agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid.  Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of December 31, 2013, we were in compliance with all such covenants.

Effective October 1, 2013, one of our wholly-owned subsidiaries entered into a third-party financing arrangement that supports an inter-company reinsurance agreement. The arrangement provides for a maximum scheduled financing capacity of up to $700 million and expires on October 1, 2028.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2013.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of December 31, 2013, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $220 million.

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

On July 23, 2012, LNL was added as a noteholder defendant to a putative class action adversary proceeding (“adversary proceeding”) captioned Lehman Brothers Special Financing, Inc. v. Bank of America, N.A. et al., Adv. Pro. No. 10-03547 (JMP) and instituted under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York.  Plaintiff Lehman Brothers Special Financing Inc. seeks to (i) overturn the application of certain priority of payment provisions in 47 collateralized debt obligation transactions on the basis such provisions are unenforceable under the Bankruptcy Code; and (ii) recover funds paid out to noteholders in accordance with the note agreements.  The adversary proceeding is stayed through May 20, 2014, and LNL’s response is currently due by the middle of 2014.

During 2013, we entered into a Global Resolution Agreement with multiple states’ treasury and controller offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds.  Under the terms of the Global Resolution Agreement, a third-party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Death Master File (“SSDMF”) to identify deceased insureds and contract holders where a valid claim has not been made.  In addition, we entered into a Regulatory Settlement Agreement with the insurance regulators of seven states to settle regulatory inquiries and examinations with respect to our processes for identifying and paying claims and benefits in the future.  As part of the settlement, we have agreed to reimburse the participating states $12.6 million for the costs of such examinations.  The Regulatory Settlement Agreement applies prospectively and requires us to adopt and implement additional procedures comparing our records to the SSDMF to identify unclaimed death benefits, and prescribes procedures for identifying and locating beneficiaries once deaths are identified.  Other jurisdictions that are not signatories to the Regulatory Settlement Agreement are considering proposals that would apply prospectively and require life insurance companies to take additional steps to identify unreported deceased policy and contract holders.  These prospective changes and any escheatable property identified as a result of the audits and inquiries could result in:  (1) additional payments of previously unclaimed death benefits; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds and beneficiaries, which would impact claim payments and reserves, among other consequences.

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

Total rental expense on operating leases for the years ended December 31, 2013, 2012 and 2011, was $44 million,  $43 million and $42 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2013, were as follows:

2014	$42
2015	38
2016	34
2017	28
2018	20
Thereafter	32
Total	$194

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

Vulnerability from Concentrations

As of December 31, 2013, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Annuities segment is significant to this segment.  The ALVA product accounted for 17%,  19% and 22% of Annuities’ variable annuity product deposits in 2013, 2012 and 2011, respectively, and represented approximately 47%,  50% and 54% of the segment’s total variable annuity product account values as of December 31, 2013, 2012 and 2011, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Annuities segment, AFIS funds accounted for 19%, 21% and 27% of variable annuity product deposits in 2013, 2012 and 2011, respectively, and represented 54%,  58% and 62% of the segment’s total variable annuity product account values as of December 31, 2013, 2012 and 2011, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(6) million and $34 million as of December 31, 2013 and 2012, respectively.

14.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Series A Preferred Stock
Balance as of beginning-of-year	9,532	10,072	10,914
Conversion of convertible preferred stock (1)	(5,818)	(540)	(842)
Redemption of convertible preferred stock	(3,714)	-	-
Balance as of end-of-year	-	9,532	10,072

Common Stock
Balance as of beginning-of-year	271,402,586	291,319,222	315,718,554
Conversion of convertible preferred stock (1)	93,088	8,640	13,472
Stock issued for exercise of warrants	1,981,856	-	-
Stock compensation/issued for benefit plans	1,399,995	542,125	248,553
Retirement/cancellation of shares	(11,980,824)	(20,467,401)	(24,661,357)
Balance as of end-of-year	262,896,701	271,402,586	291,319,222

Common Stock as of End-of-Year
Assuming conversion of preferred stock	262,896,701	271,555,098	291,480,374
Diluted basis	272,196,891	279,087,588	298,225,244

(1)    Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2013	2012	2011
Weighted-average shares, as used in basic calculation	265,631,377	280,648,391	307,216,181
Shares to cover exercise of outstanding warrants	9,884,307	10,150,212	10,150,292
Shares to cover conversion of preferred stock	74,582	153,749	173,289
Shares to cover non-vested stock	1,491,483	1,153,178	813,905
Average stock options outstanding during the year	2,873,295	570,180	636,989
Assumed acquisition of shares with assumed
proceeds from exercising outstanding warrants	(2,630,939)	(4,685,901)	(4,658,020)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(2,036,098)	(394,241)	(427,425)
Shares repurchaseable from measured but
unrecognized stock option expense	(139,131)	(4,723)	(65,882)
Average deferred compensation shares	-	-	1,110,722
Weighted-average shares, as used in diluted calculation	275,148,876	287,590,845	314,950,051

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

The income used in the calculation of our diluted EPS is our net income (loss) reduced by preferred stock dividends.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the year ended December 31, 2011, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for this period, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $5 million for the year ended December 31, 2011.

As of December 31, 2013, we had 7,711,505 outstanding warrants.  The warrants, each representing the right to purchase one share of our common stock, no par value per share, had an exercise price of $10.58 as of December 31, 2013, subject to adjustment.  The warrants expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”

Accumulated OCI (“AOCI”)

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$4,066	$2,947	$1,176
Unrealized holding gains (losses) arising during the year	(5,728)	2,691	3,414
Change in foreign currency exchange rate adjustment	19	14	(5)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,834	(1,233)	(797)
Income tax benefit (expense)	1,356	(480)	(932)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(67)	(194)	(129)
Associated amortization of DAC, VOBA, DSI and DFEL	(29)	(2)	(11)
Income tax benefit (expense)	34	69	49
Balance as of end-of-year	$1,609	$4,066	$2,947
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(107)	$(109)	$(134)
(Increases) attributable to:
Gross OTTI recognized in OCI during the year	(11)	(121)	(58)
Change in DAC, VOBA, DSI and DFEL	1	15	13
Income tax benefit (expense)	4	36	16
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	62	129	103
Change in DAC, VOBA, DSI and DFEL	(8)	(18)	(20)
Income tax benefit (expense)	(19)	(39)	(29)
Balance as of end-of-year	$(78)	$(107)	$(109)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$163	$119	$(11)
Unrealized holding gains (losses) arising during the year	143	55	184
Change in foreign currency exchange rate adjustment	(19)	(12)	7
Change in DAC, VOBA, DSI and DFEL	5	15	-
Income tax benefit (expense)	(45)	(21)	(67)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(15)	(15)	(10)
Associated amortization of DAC, VOBA, DSI and DFEL	1	4	1
Income tax benefit (expense)	5	4	3
Balance as of end-of-year	$256	$163	$119
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(4)	$1	$1
Foreign currency translation adjustment arising during the year	(1)	(5)	-
Income tax benefit (expense)	-	-	-
Balance as of end-of-year	$(5)	$(4)	$1
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(310)	$(278)	$(181)
Adjustment arising during the year	140	2	(149)
Income tax benefit (expense)	(49)	(34)	52
Balance as of end-of-year	$(219)	$(310)	$(278)

The following summarizes the reclassifications out of AOCI (in millions) for the year ended December 31, 2013, and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(67)	Total realized gain (loss)
Change in DAC, VOBA, DSI, and DFEL	(29)	Total realized gain (loss)
Reclassification before income tax benefit (expense)	(96)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	34	Federal income tax expense (benefit)
Reclassification, net of income tax	$(62)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$62	Total realized gain (loss)
Change in DAC, VOBA, DSI, and DFEL	(8)	Total realized gain (loss)
Reclassification before income tax benefit (expense)	54	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(19)	Federal income tax expense (benefit)
Reclassification, net of income tax	$35	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(21)	Net investment income
Interest rate contracts	3	Interest and debt expense
Foreign currency contracts	3	Net investment income
Total gross reclassifications	(15)
Change in DAC, VOBA, DSI, and DFEL	1	Commissions and other expenses
Reclassifications before income tax benefit (expense)	(14)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$(9)	Net income (loss)

15.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Total realized gain (loss) related to certain investments (1)	$(98)	$(190)	$(148)
Realized gain (loss) on the mark-to-market on certain instruments (2)	48	133	(82)
Indexed annuity and universal life net derivatives results: (3)
Gross gain (loss)	(39)	16	2
Associated amortization of DAC, VOBA, DSI and DFEL	9	(5)	(2)
Variable annuity net derivatives results: (4)
Gross gain (loss)	(60)	164	(60)
Associated amortization of DAC, VOBA, DSI and DFEL	5	(44)	(4)
Total realized gain (loss)	$(135)	$74	$(294)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

(4)

Includes the net difference in the change in embedded derivative reserves of our GLB riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GDB riders, including the cost of purchasing the hedging instruments.

16.  Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Commissions	$1,962	$1,660	$1,672
General and administrative expenses	1,630	1,564	1,423
Expenses associated with reserve financing and unrelated LOCs	64	56	47
DAC and VOBA deferrals and interest, net of amortization	(640)	(275)	(551)
Broker-dealer expenses	387	348	353
Specifically identifiable intangible asset amortization	4	4	4
Media expenses	62	67	69
Taxes, licenses and fees	232	239	247
Restructuring charges	-	20	-
Total	$3,701	$3,683	$3,264

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

Obligations, Funded Status and Assumptions

Information (in millions) with respect to our benefit plans’ assets and obligations was as follows:

	As of or For the Years Ended December 31,
	2013	2012	2013	2012	2013	2012

	U.S.		Non-U.S.		Other
	Pension Benefits		Pension Benefits		Postretirement Benefits
Change in Plan Assets
Fair value as of beginning-of-year	$1,043	$956	$371	$350	$42	$39
Actual return on plan assets	67	123	18	28	3	3
Company and participant contributions	6	32	6	7	13	15
Benefits paid	(69)	(68)	(16)	(14)	(16)	(17)
Medicare Part D subsidy	-	-	-	-	3	2
Fair value as of end-of-year	1,047	1,043	379	371	45	42

Change in Benefit Obligation
Balance as of beginning-of-year	1,284	1,238	364	311	139	161
Service cost (1)	5	5	-	-	3	4
Interest cost	51	53	16	15	5	7
Company and participant contributions	-	-	-	-	4	6
Amendments	-	-	-	-	(29)	-
Actuarial (gains) losses	(93)	61	9	52	(7)	(24)
Administrative expenses paid	(6)	(5)	-	-	-	-
Benefits paid	(69)	(68)	(16)	(14)	(16)	(17)
Medicare Part D subsidy	-	-	-	-	3	2
Balance as of end-of-year	1,172	1,284	373	364	102	139
Funded status of the plans	$(125)	$(241)	$6	$7	$(57)	$(97)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$14	$21	$6	$7	$-	$-
Other liabilities	(139)	(262)	-	-	(57)	(97)
Net amount recognized	$(125)	$(241)	$6	$7	$(57)	$(97)

Amounts Recognized in
Accumulated OCI, Net of Tax
Net (gain) loss	$157	$229	$107	$95	$(15)	$(11)
Prior service credit	-	-	-	-	(18)	(3)
Net amount recognized	$157	$229	$107	$95	$(33)	$(14)

Rate of Increase in Compensation
Retiree Life Insurance Plan	N/A	N/A	N/A	N/A	4.00%	4.00%
All other plans	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	4.70%	4.16%	4.45%	4.40%	4.50%	4.03%
Expected return on plan assets	7.82%	7.79%	5.50%	5.30%	6.50%	6.50%
Net periodic benefit cost:
Weighted-average discount rate	4.16%	4.45%	4.40%	5.00%	4.03%	4.25%
Expected return on plan assets	7.82%	7.79%	5.50%	5.30%	6.50%	6.50%

(1)	Amounts for our U.S. pension plans represent general and administrative expenses.

Consistent with our benefit plans’ year end, we use December 31 as the measurement date.

The discount rate was determined based on a corporate yield curve as of December 31, 2013, and projected benefit obligation cash flows for the U.S. pension plans.  We reevaluate this assumption each plan year.  For 2014, our discount rate will be 4.70% for the U.S. pension plans, and 4.45% for the non-U.S. plan.

The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate this assumption each plan year.  For 2014, our expected return on plan assets is 7.82% for the U.S. plans and 5.50% for the non-U.S. plan.

The calculation of the accumulated other postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) as follows:

	As of or For the
	Years Ended December 31,
	2013	2012	2011
Pre-65 health care cost trend rate	7.50%	8.00%	8.50%
Post-65 health care cost trend rate	7.50%	8.00%	8.50%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2020	2020	2021

We expect the health care cost trend rate for 2014 to be 7.50% for both the pre-65 and the post-65 population.  A one-percentage point increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation by $4 million and total service and interest cost components by less than $1 million.  A one-percentage point decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation by $4 million and total service and interest cost components by less than $1 million.

Information for our pension plans with an accumulated benefit obligation in excess of plan assets (in millions) was as follows:

	As of December 31,
	2013	2012
U.S. Plan
Accumulated benefit obligation	$1,059	$1,160
Projected benefit obligation	1,059	1,160
Fair value of plan assets	920	898

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for our pension plans’ and other postretirement plans’ expense (recovery) (in millions) were as follows:

	For the Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	Pension Benefits			Other Postretirement Benefits
U.S. Plans
Service cost (1)	$5	$5	$3	$3	$4	$4
Interest cost	51	53	58	5	7	7
Expected return on plan assets	(78)	(72)	(71)	(3)	(3)	(2)
Amortization of prior service cost	-	-	-	(1)	(1)	(1)
Recognized net actuarial loss (gain)	24	26	13	(1)	1	1
Recognized actuarial gain due
to curtailments	-	-	-	(5)	-	-
Net periodic benefit expense (recovery)	$2	$12	$3	$(2)	$8	$9

Non-U.S. Plans
Interest cost	$16	$15	$15
Expected return on plan assets	(19)	(17)	(16)
Recognized net actuarial loss (gain)	2	1	-
Net periodic benefit expense (recovery)	$(1)	$(1)	$(1)

(1)	Amounts for our pension plans represent general and administrative expenses.

We expect our 2014 U.S. pension plans’ expense to be approximately $1 million.  In addition, we expect our non-U.S. pension plan income for 2014 to be approximately $4 million when assuming an average exchange rate of 1.66 pounds sterling to U.S. dollars.

For 2014, the estimated amount of amortization from accumulated OCI into net periodic benefit expense related to net actuarial loss or gain is expected to be a $17 million loss for our pension plans and a $2 million gain for our other postretirement plans.

Plan Assets

Our pension plans’ asset target allocations by asset category based on estimated fair values were as follows:

	For the Years Ended December 31,
	2013	2012	2013	2012	2013	2012

	U.S. Plan – Employees		U.S. Plan – Agents		Non-U.S. Plan
Asset Class
Fixed maturity securities	50%	50%	100%	80%	39%	39%
Common stock:
Domestic equity	35%	35%	0%	14%	0%	0%
International equity	15%	15%	0%	6%	0%	0%
Equity securities	0%	0%	0%	0%	58%	59%
Cash and invested cash	0%	0%	0%	0%	3%	2%

The investment objectives for the assets related to our pension plans are to:

•	Maintain sufficient liquidity to pay obligations of the plans as they come due;
•	Minimize the effect of a single investment loss and large losses to the plans through prudent risk/reward diversification consistent with sound fiduciary standards;
•	Maintain an appropriate asset allocation policy;
•	Earn a return commensurate with the level of risk assumed through the asset allocation policy; and
•	Control costs of administering and managing the plans' investment operations.

Investments can be made in various asset classes and styles, including, but not limited to: domestic and international equity, fixed-income securities, derivatives and other asset classes the investment managers deem prudent.  Our plans follow a strategic asset allocation policy that strives to systemically increase the percentage of assets in liability-matching fixed-income investments as funding levels increase.

We currently target asset weightings as follows:  for the U.S. Plan – Employees, domestic equity allocations (35%) are split into large cap (25%), small cap (5%) and hedge funds (5%).  Fixed maturity securities represent core fixed-income investments.  The performance of the pension trust assets is monitored on a quarterly basis relative to the plans’ objectives.

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

The following summarizes our fair value measurements of benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2013	2012	2013	2012	2013	2012

	U.S.		Non-U.S.		Other
	Pension Plans		Pension Plans		Postretirement Benefits
Fixed maturity securities:
Corporate bonds	$374	$343	$40	$35	$-	$-
U.S. government bonds	133	145	4	4	-	-
Foreign government bonds	-	15	174	179	-	-
RMBS	-	1	-	-	-	-
CMBS	-	3	-	-	-	-
CDOs	-	1	4	4	-	-
State and municipal bonds	37	42	-	-	-	-
Common and preferred stock	463	475	83	96	-	-
Cash and invested cash	40	18	74	53	-	-
Other investments	-	-	-	-	45	42
Total	$1,047	$1,043	$379	$371	$45	$42

Valuation Methodologies and Associated Inputs for Pension Plans’ Assets

The fair value measurements of our pension plans’ assets are based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the security, and the valuation methodology is consistently applied to measure the security’s fair value.  The fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  Sources of inputs to the market approach include third-party pricing services, independent broker quotations or pricing matrices.  Both observable and unobservable inputs are used in the valuation methodologies.  Observable inputs include benchmark yields, reported trades, broker quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met.  For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For broker-quoted only securities, quotes from market makers or broker dealers are obtained from sources recognized to be market participants.  In order to validate the pricing information and broker quotes, procedures are employed, where possible, that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with brokers and observations of general market movements for those security classes.  For those securities trading in less liquid or illiquid markets with limited or no pricing information, unobservable inputs are used in order to measure the fair value of these securities.  In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix.  This matrix relies on judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

Prices received from third parties are not adjusted; however, the third-party pricing services’ valuation methodologies and related inputs are evaluated and additional evaluation is performed to determine the appropriate level within the fair value hierarchy.

The observable and unobservable inputs to the valuation methodologies are based on general standard inputs.  The standard inputs used in order of priority are benchmark yields, reported trades, broker quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all securities on any given day.

Cash and invested cash is carried at cost, which approximates fair value.  This category includes highly liquid debt instruments purchased with a maturity of three months or less.  Due to the nature of these assets, we believe these assets should be classified as Level 2.

Plan Cash Flows

It is our practice to make contributions to the qualified pension plans to comply with minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended and with guidance issued there under.  In accordance with such practice, no contributions were required for the years ended December 31, 2013 or 2012 however, we elected to contribute $25 million on December 20, 2012.  Based on our calculations, we do not expect to be required to make any contributions to our qualified pension plans in 2014 under applicable pension law.

For our nonqualified pension plans, we fund the benefits as they become due to retirees.  The amount expected to be contributed to the nonqualified pension plans during 2014 is approximately $10 million.

We expect the following benefit payments (in millions):

	Pension Plans
	Qualified	Nonqualified	Qualified
	U.S.	U.S.	Non-U.S.	U.S.
	Defined	Defined	Defined	Other
	Benefit	Benefit	Benefit	Post-
	Pension	Pension	Pension	retirement
	Plans	Plans	Plans	Plans
2014	$73	$10	$14	$9
2015	73	10	14	9
2016	74	10	15	9
2017	71	10	16	9
2018	71	9	17	8
Following five years thereafter	343	44	94	35

18.  Defined Contribution and Deferred Compensation Plans

Defined Contribution Plans

We sponsor defined contribution plans, which include 401(k) and money purchase plans, for eligible employees and agents.  We make contributions and matching contributions to each of the active plans in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended.  For the years ended December 31, 2013, 2012 and 2011, expenses for these plans were $72 million, $70 million and $67 million, respectively.

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

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2013	2012
Total liabilities (1)	$468	$386
Investments held to fund liabilities (2)	153	135

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

Deferred Compensation Plan for Employees

Participants may elect to defer a portion of their compensation as defined by the plan.  Participants may select from prescribed “phantom” investment options that are used as measures for calculating the returns that are notionally credited to their accounts.  Under the terms of the plan, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participants.  We make matching contributions based upon amounts placed into the plan by individuals after participants have exceeded applicable limits of the Internal Revenue Code applicable to 401(k) plans.  The amount of our contribution is calculated in accordance with the plan document.  Expenses (income) (in millions) for this plan were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Employer matching contributions	$9	$7	$6
Increase (decrease) in measurement of
liabilities, net of total return swap	14	7	1
Total plan expenses (income)	$23	$14	$7

Deferred Compensation Plans for Agents

We sponsor three deferred compensation plans for certain eligible agents.  Participants may elect to defer a portion of their compensation as defined by the respective plan.  Participants may select from prescribed “phantom” investment options that are used as measures for calculating the returns that are notionally credited to their accounts.  Under the terms of these plans, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participants.  We make matching contributions based upon amounts placed into the plans by individuals after participants have exceeded applicable limits of the Internal Revenue Code applicable to 401(k) plans.  The amounts of our contributions are calculated in accordance with the plans’ documents.  Expenses (income) (in millions) for these plans were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Employer matching contributions	$1	$1	$1
Increase (decrease) in measurement of
liabilities, net of total return swap	4	2	-
Total plan expenses (income)	$5	$3	$1

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors may defer a portion of their annual cash retainers.  They also receive a portion of their retainer in the form of deferred stock units, which we credit quarterly in arrears to their accounts.  The prescribed “phantom” investment options are identical to those offered in the employees’ deferred compensation plan.  For the years ended December 31, 2013, 2012 and 2011, expenses (income) for this plan were $8 million, $2 million and less than ($1) million, respectively.

Deferred Compensation Plan for Former JP Agents

Eligible former agents of JP may participate in this deferred compensation plan.  Participants may elect to defer commissions and bonuses and specify where this deferred compensation will be invested in selected notional mutual funds.  Participants may not receive the returns on these funds until attaining a specified age or in the event of a significant lifestyle change.  The funded amount is rebalanced to match the funds that have been elected under the deferred compensation plan.  The plan obligation increases with contributions, deferrals and investment gains, and decreases with withdrawals and investment losses.  The plan assets increase with investment gains and decrease with investment losses and payouts of benefits.  For the years ended December 31, 2013, 2012 and 2011, expenses (income) for this plan were $2 million, $3 million and $4 million, respectively.

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

Total compensation expense (in millions) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2013	2012	2011
Stock options	$9	$8	$8
Performance shares	10	5	2
SARs	5	1	-
RSUs and nonvested stock	16	17	12
Total	$40	$31	$22

Recognized tax benefit	$14	$11	$8

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$9	1.9	$6	1.8	$6	1.7
Performance shares	9	1.5	9	1.6	4	2.0
SARs	3	3.4	1	3.3	1	3.4
RSUs and nonvested stock	18	1.2	20	1.3	17	1.7
Total unrecognized stock-based
incentive compensation expense	$39		$36		$28

In the first quarter of 2013, a performance period from 2013-2015 was approved for certain of our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 29%, LNC stock options representing approximately 35% and LNC performance shares representing approximately 36% of the total award.  LNC RSUs granted for this period cliff-vest on the third anniversary of the grant date, based solely on a service condition.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero to 200% of the target award.  Under the 2013-2015 plan, a total of 583,404 LNC RSUs, 1,011,365 LNC stock options and 260,114 LNC performance shares were granted.

In the first quarter of 2012, a performance period from 2012-2014 was approved for certain of our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 29%, LNC stock options representing approximately 35% and LNC performance shares representing approximately 36% of the total award.  LNC RSUs granted for this period cliff-vest on the third anniversary of the grant date, based solely on a service condition.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero to 200% of the target award.  Under the 2012-2014 plan, a total of 766,217 LNC RSUs, 903,502 LNC stock options and 306,456 LNC performance shares were granted.

In the first quarter of 2011, a performance period from 2011-2013 was approved for certain of our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 34%, LNC stock options representing approximately 33% and LNC performance shares representing approximately 33% of the total award.  LNC RSUs granted for this period cliff-vest on the third anniversary of the grant date, based solely on a service condition.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Under the 2011-2013 plan, a total of 221,813 LNC RSUs, 459,093 LNC stock options and 215,137 LNC performance shares were granted.

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Weighted-average fair value per option granted	$7.39	$8.35	$13.88
Assumptions:
Dividend yield	2.4%	1.9%	1.2%
Expected volatility	34.1%	42.0%	48.5%
Risk-free interest rate	0.6-0.9%	0.9-1.2%	1.4-2.9%
Expected life (in years)	5.6	5.8	6.7

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

Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2012	1,267,595	$45.29
Granted – original	82,317	33.44
Exercised (includes shares tendered)	(65,521)	25.11
Forfeited or expired	(107,417)	44.17
Outstanding as of December 31, 2013	1,176,974	$45.84	3.64	$8

Vested or expected to vest as of December 31, 2013 (1)	1,120,709	$46.61	3.65	$7

Exercisable as of December 31, 2013	1,064,562	$47.46	3.66	$5

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011, was $1 million, $1 million and $2 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $1 million, zero and zero, respectively.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2012	5,515,761	$41.20
Granted – original	1,070,085	29.54
Exercised (includes shares tendered)	(1,003,571)	41.99
Forfeited or expired	(653,922)	43.83
Outstanding as of December 31, 2013	4,928,353	$38.18	5.28	$74

Vested or expected to vest as of December 31, 2013 (1)	4,641,843	$38.82	5.08	$67

Exercisable as of December 31, 2013	3,245,712	$43.41	3.50	$35

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011, was $6 million, $4 million and $7 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $6 million, zero and zero, respectively.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2012	479,498	$32.48
Granted	260,114	33.60
Forfeited	(28,920)	32.51
Nonvested as of December 31, 2013	710,692	$32.74

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

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  The SARs liability as of December 31, 2013 and 2012, was $5 million and $1 million, respectively, and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Weighted-average fair value per SAR granted	$7.47	$8.91	$9.41
Assumptions:
Dividend yield	2.2%	1.4%	1.9%
Expected volatility	30.5%	40.7%	39.1%
Risk-free interest rate	1.0%	1.3%	2.2%
Expected life (in years)	5.0	5.0	5.0

The assumptions above are the same as those discussed for options above, except the dividend yield is based on the current dividend rate at the date of grant, expected volatility is based on the implied volatility of exchange-traded securities and the expected life represents the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2012	569,681	$35.01
Granted – original	112,990	33.44
Exercised (includes shares tendered)	(97,722)	23.08
Forfeited or expired	(230,906)	48.39
Outstanding as of December 31, 2013	354,043	$29.00	2.73	$8

Vested or expected to vest as of December 31, 2013 (1)	335,586	$28.89	2.67	$8

Exercisable as of December 31, 2013	185,822	$27.09	1.99	$5

(1)	Includes estimated forfeitures.

The payment for SARs exercised during the years ended December 31, 2013, 2012 and 2011, was $1 million, zero and zero, respectively.

RSUs

We award RSUs under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our restricted stock units was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2012	1,716,407	$26.49
Granted	583,404	30.53
Vested	(588,217)	25.26
Forfeited	(81,187)	27.08
Outstanding as of December 31, 2013	1,630,407	$28.24

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities:  LNL, First Penn-Pacific Life Insurance Company (“FPP”), Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of South Carolina II, Lincoln Life & Annuity Company of New York (“LLANY”), Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont II,

Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV and Lincoln Reinsurance Company of Vermont V.

	As of December 31,
	2013	2012
U.S. capital and surplus	$7,484	$6,715

	For the Years Ended December 31,
	2013	2012	2011
U.S. net gain (loss) from operations, after-tax	$494	$736	$323
U.S. net income (loss)	561	681	135
U.S. dividends to LNC holding company	725	635	818

The decrease in statutory net income (loss) when comparing 2013 to 2012 was due primarily to the effects of reserve financing transactions in 2013.

The increase in statutory net income (loss) when comparing 2012 to 2011 was due primarily to a decrease in realized losses in invested assets, an increase in favorable tax items over prior year and favorable reserve development in variable annuities due to improvements in the equity market and less volatility in the forward interest rates.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York.  The Vermont insurance subsidiaries also have an accounting practice permitted by the state of Vermont that differs from that found in NAIC SAP.  Specifically, the permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2013 and 2012.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2013	2012
Calculation of reserves using the Indiana universal life method	$219	$249
Calculation of reserves using continuous CARVM	(2)	(2)
Conservative valuation rate on certain annuities	(30)	(26)
Lesser of LOC and XXX additional reserve as surplus	2,635	2,483

During the third quarter of 2013, the New York Department of Financial Services (“NYDFS”) announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, effective December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY, notwithstanding that LLANY discontinued the sale of these products in early 2013.  We expect to phase in the increase in reserves over five years beginning with 2013.  As such, we increased reserves by $90 million as of December 31, 2013.  The additional increase in reserves over the next four years is subject to on-going discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.

The NAIC has adopted Risk-Based Capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.  Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC.  The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake.  As of December 31, 2013, the combined RBC ratio of LNL, LLANY and FPP was approximately five times the aforementioned company action level.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the

Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York domiciled insurance company, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect our domestic insurance subsidiaries could pay dividends of approximately $750 million in 2014 without prior approval from the respective state commissioner.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

21.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$80,078	$80,078	$82,036	$82,036
VIEs' fixed maturity securities	697	697	708	708
Equity securities	201	201	157	157
Trading securities	2,282	2,282	2,554	2,554
Mortgage loans on real estate	7,210	7,386	7,029	7,704
Derivative investments (1)	881	881	2,652	2,652
Other investments	1,218	1,218	1,098	1,098
Cash and invested cash	2,364	2,364	4,230	4,230
Separate account assets	117,135	117,135	95,373	95,373

Liabilities
Future contract benefits:
Indexed annuity and universal life contracts
embedded derivatives	(1,048)	(1,048)	(732)	(732)
GLB reserves embedded derivatives	1,244	1,244	(909)	(909)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(809)	(809)	(867)	(867)
Account values of certain investment contracts	(29,078)	(30,574)	(28,540)	(32,688)
Short-term debt (2)	(501)	(500)	(200)	(204)
Long-term debt	(5,320)	(5,762)	(5,439)	(5,824)
Reinsurance related embedded derivatives	(108)	(108)	(215)	(215)
VIEs' liabilities – derivative instruments	(27)	(27)	(128)	(128)
Other liabilities:
Credit default swaps	(2)	(2)	(11)	(11)
Derivative liabilities (1)	(187)	(187)	-	-

Benefit Plans' Assets (3)	1,471	1,471	1,456	1,456

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	The difference between the carrying value and fair value of short-term debt as of December 31, 2013 and 2012, related to current maturities of long-term debt.
(3)	Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2013 and 2012, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 or 2012, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2013
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$67,164	$1,711	$68,935
U.S. government bonds	346	21	-	367
Foreign government bonds	-	470	79	549
RMBS	-	4,349	1	4,350
CMBS	-	708	20	728
CLOs	-	46	179	225
State and municipal bonds	-	3,891	28	3,919
Hybrid and redeemable preferred securities	40	899	66	1,005
VIEs' fixed maturity securities	102	595	-	697
Equity AFS securities	3	37	161	201
Trading securities	-	2,230	52	2,282
Derivative investments (1)	-	340	1,518	1,858
Cash and invested cash	-	2,364	-	2,364
Separate account assets	1,767	115,368	-	117,135
Total assets	$2,318	$198,482	$5,059	$205,859

Liabilities
Future contract benefits:
Indexed annuity and universal life contracts
embedded derivatives	$-	$-	$(1,048)	$(1,048)
GLB reserves embedded derivatives	-	-	1,244	1,244
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(108)	-	(108)
VIEs' liabilities – derivative instruments	-	-	(27)	(27)
Other liabilities:
Credit default swaps	-	-	(2)	(2)
Derivative liabilities (1)	-	(912)	(252)	(1,164)
Total liabilities	$-	$(2,223)	$(85)	$(2,308)

Benefit Plans' Assets	$114	$1,357	$-	$1,471

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.

	As of December 31, 2012
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$65	$66,446	$1,505	$68,016
U.S. government bonds	411	30	1	442
Foreign government bonds	-	608	46	654
RMBS	-	6,168	3	6,171
CMBS	-	976	27	1,003
CLOs	-	26	154	180
State and municipal bonds	-	4,321	32	4,353
Hybrid and redeemable preferred securities	30	1,069	118	1,217
VIEs' fixed maturity securities	110	598	-	708
Equity AFS securities	44	26	87	157
Trading securities	2	2,496	56	2,554
Derivative investments	-	626	2,026	2,652
Cash and invested cash	-	4,230	-	4,230
Separate account assets	1,519	93,854	-	95,373
Total assets	$2,181	$181,474	$4,055	$187,710

Liabilities
Future contract benefits:
Indexed annuity and universal life contracts
embedded derivatives	$-	$-	$(732)	$(732)
GLB reserves embedded derivatives	-	-	(909)	(909)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(215)	-	(215)
VIEs' liabilities – derivative instruments	-	-	(128)	(128)
Other liabilities – credit default swaps	-	-	(11)	(11)
Total liabilities	$-	$(1,418)	$(1,780)	$(3,198)

Benefit Plans' Assets	$116	$1,340	$-	$1,456

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2013
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,505	$(18)	$(1)	$345	$(120)	$1,711
U.S. government bonds	1	-	-	(1)	-	-
Foreign government bonds	46	-	-	33	-	79
RMBS	3	-	-	(2)	-	1
CMBS	27	1	6	(6)	(8)	20
CLOs	154	(1)	4	50	(28)	179
State and municipal bonds	32	-	(4)	-	-	28
Hybrid and redeemable
preferred securities	118	-	13	(35)	(30)	66
Equity AFS securities	87	(1)	2	73	-	161
Trading securities	56	3	(7)	(6)	6	52
Derivative investments	2,026	(681)	96	(175)	-	1,266
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(732)	(356)	-	40	-	(1,048)
GLB reserves embedded derivatives	(909)	2,153	-	-	-	1,244
VIEs' liabilities – derivative instruments (5)	(128)	101	-	-	-	(27)
Other liabilities – credit default swaps (6)	(11)	9	-	-	-	(2)
Total, net	$2,275	$1,210	$109	$316	$(180)	$3,730

	For the Year Ended December 31, 2012
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,888	$(27)	$34	$266	$(656)	$1,505
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	97	-	-	(5)	(46)	46
RMBS	158	(3)	3	(8)	(147)	3
CMBS	34	(11)	18	(12)	(2)	27
CLOs	102	(2)	8	61	(15)	154
State and municipal bonds	-	-	-	32	-	32
Hybrid and redeemable
preferred securities	100	(1)	24	-	(5)	118
Equity AFS securities	56	(8)	13	26	-	87
Trading securities	68	3	4	(2)	(17)	56
Derivative investments	2,470	(790)	158	188	-	2,026
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(399)	(136)	-	(197)	-	(732)
GLB reserves embedded derivatives	(2,217)	1,308	-	-	-	(909)
VIEs' liabilities – derivative instruments (5)	(291)	163	-	-	-	(128)
Other liabilities – credit default swaps (6)	(16)	5	-	-	-	(11)
Total, net	$2,051	$501	$262	$349	$(888)	$2,275

	For the Year Ended December 31, 2011
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,816	$2	$42	$(138)	$166	$1,888
U.S. government bonds	2	-	-	(1)	-	1
Foreign government bonds	113	-	4	(3)	(17)	97
RMBS	119	(3)	7	35	-	158
CMBS	109	(62)	62	(78)	3	34
CLOs	172	19	(17)	(72)	-	102
Hybrid and redeemable
preferred securities	119	(1)	(6)	(9)	(3)	100
Equity AFS securities	92	8	(12)	1	(33)	56
Trading securities	76	1	3	(8)	(4)	68
Derivative investments	1,495	495	363	117	-	2,470
Future contract benefits: (4)
Indexed annuity and universal life
contracts embedded derivatives	(497)	5	-	93	-	(399)
GLB reserves embedded derivatives	(408)	(1,809)	-	-	-	(2,217)
VIEs' liabilities – derivative instruments (5)	(209)	(82)	-	-	-	(291)
Other liabilities – credit default swaps (6)	(16)	(7)	-	7	-	(16)
Total, net	$2,983	$(1,434)	$446	$(56)	$112	$2,051

Benefit plans' assets (7)	$40	$2	$(3)	$(39)	$-	$-

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2)

Transfers in or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in prior years.

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$563	$(51)	$(47)	$(50)	$(70)	$345
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	50	-	(17)	-	-	33
RMBS	-	-	-	(2)	-	(2)
CMBS	-	-	-	(4)	(2)	(6)
CLOs	74	-	-	(24)	-	50
Hybrid and redeemable
preferred securities	-	(35)	-	-	-	(35)
Equity AFS securities	78	(5)	-	-	-	73
Trading securities	-	(3)	(1)	(2)	-	(6)
Derivative investments	152	(23)	(304)	-	-	(175)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(68)	-	-	108	-	40
Total, net	$849	$(117)	$(369)	$25	$(72)	$316

	For the Year Ended December 31, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$364	$(30)	$(6)	$(55)	$(7)	$266
Foreign government bonds	-	-	(5)	-	-	(5)
RMBS	-	-	(7)	(1)	-	(8)
CMBS	-	-	-	(12)	-	(12)
CLOs	72	-	-	(11)	-	61
State and municipal bonds	32	-	-	-	-	32
Equity AFS securities	26	-	-	-	-	26
Trading securities	-	-	-	(2)	-	(2)
Derivative investments	454	(28)	(238)	-	-	188
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(99)	-	-	(98)	-	(197)
Total, net	$849	$(58)	$(256)	$(179)	$(7)	$349

	For the Year Ended December 31, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$237	$(216)	$(16)	$(54)	$(89)	$(138)
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	-	(2)	-	-	(1)	(3)
RMBS	51	(1)	-	(15)	-	35
CMBS	-	(53)	-	(24)	(1)	(78)
CLOs	-	(33)	-	(39)	-	(72)
Hybrid and redeemable
preferred securities	9	(18)	-	-	-	(9)
Equity AFS securities	19	(18)	-	-	-	1
Trading securities	-	(3)	-	(5)	-	(8)
Derivative investments	396	(2)	(277)	-	-	117
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(59)	-	-	152	-	93
Other liabilities – credit default swaps	-	7	-	-	-	7
Total, net	$653	$(339)	$(293)	$14	$(91)	$(56)

Benefit plans' assets	$-	$(22)	$(17)	$-	$-	$(39)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Investments: (1)
Derivative investments	$(752)	$823	$472
Future contract benefits: (1)
Indexed annuity and universal life contracts
embedded derivatives	(44)	(10)	(1)
GLB reserves embedded derivatives	2,444	1,472	(1,615)
VIEs' liabilities – derivative instruments (1)	101	163	(82)
Other liabilities – credit default swaps (2)	9	6	(8)
Total, net	$1,758	$2,454	$(1,234)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2013
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$373	$(493)	$(120)
CMBS	-	(8)	(8)
CLOs	-	(28)	(28)
Hybrid and redeemable preferred securities	20	(50)	(30)
Trading securities	8	(2)	6
Total, net	$401	$(581)	$(180)

	For the Year Ended December 31, 2012
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$35	$(691)	$(656)
Foreign government bonds	-	(46)	(46)
RMBS	-	(147)	(147)
CMBS	5	(7)	(2)
CLOs	6	(21)	(15)
Hybrid and redeemable preferred securities	35	(40)	(5)
Trading securities	2	(19)	(17)
Total, net	$83	$(971)	$(888)

	For the Year Ended December 31, 2011
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$249	$(83)	$166
Foreign government bonds	-	(17)	(17)
CMBS	4	(1)	3
Hybrid and redeemable preferred securities	18	(21)	(3)
Equity AFS securities	2	(35)	(33)
Trading securities	1	(5)	(4)
Total, net	$274	$(162)	$112

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the years ended December 31, 2013, 2012 and 2011, our corporate bonds and RMBS transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the years ended December 31, 2013, 2012 and 2011, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2013:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,082	Discounted cash flow	Liquidity/duration adjustment (1)	0.8%	-	10.6%
Foreign government bonds	79	Discounted cash flow	Liquidity/duration adjustment (1)	2.3%	-	3.9%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)			2.4%
Equity AFS and trading
securities	28	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	5.9%

Liabilities
Future contract benefits:
Indexed annuity and universal life
contracts embedded derivatives	(1,048)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (3)			(8)
GLB reserves embedded
derivatives	1,244	Discounted cash flow	Long-term lapse rate (2)	1%	-	27%
			Utilization of guaranteed withdrawal (4)	90%	-	100%
			Claims utilization factor (5)	60%	-	100%
			Premiums utilization factor (5)	77%	-	132%
			NPR (6)	0%	-	0.53%
			Mortality rate (3)			(9)
			Volatility (7)	1%	-	28%

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
(5)

The utilization factors are applied to the present value of claims or premiums, as appropriate, in the GLB reserve calculation to estimate the impact of inefficient withdrawal behavior, including taking less than or more than the maximum guaranteed withdrawal.

(6)	The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.
(7)

The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets.  Fair value of the variable annuity GLB embedded derivatives would increase if higher volatilities were used for valuation.

(8)

Based on the “Annuity 2000 Mortality Table” developed by the Society of Actuaries Committee on Life Insurance Research that was adopted by the National Association of Insurance Commissioners in 1996 for our mortality input.

(9)	The mortality rate is based on a combination of company and industry experience, adjusted for improvement factors.

From the table above, we have excluded Level 3 fair value measurements obtained from independent, third-party pricing sources.  We do not develop the significant inputs used to measure the fair value of these assets and liabilities, and the information regarding the significant inputs is not readily available to us.  Independent broker-quoted fair values are non-binding quotes developed by market makers or broker-dealers obtained from third-party sources recognized as market participants.  The fair value of a broker-quoted asset or liability is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant as we do not adjust broker quotes when used as the fair value measurement for an asset or liability.  Significant increases or decreases in any of the broker quotes received may result in a significantly higher or lower fair value measurement.

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

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2013	2012	2011
Revenues
Operating revenues:
Annuities	$3,321	$2,975	$2,871
Retirement Plan Services	1,071	1,024	1,017
Life Insurance	5,170	5,056	4,740
Group Protection	2,260	2,091	1,938
Other Operations	417	423	461
Excluded realized gain (loss), pre-tax	(274)	(39)	(388)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	3	4	2
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	1	1	-
Total revenues	$11,969	$11,535	$10,641

	For the Years Ended December 31,
	2013	2012	2011
Net Income (Loss)
Income (loss) from operations:
Annuities	$750	$595	$573
Retirement Plan Services	141	130	163
Life Insurance	544	574	559
Group Protection	71	72	97
Other Operations	(122)	(87)	(146)
Excluded realized gain (loss), after-tax	(178)	(25)	(252)
Gain (loss) on early extinguishment of debt, after-tax	-	(3)	(5)
Income (loss) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	2	3	2
Impairment of intangibles, after-tax	-	2	(747)
Benefit ratio unlocking, after-tax	36	25	(15)
Income (loss) from continuing operations, after-tax	1,244	1,286	229
Income (loss) from discontinued operations, after-tax	-	27	(8)
Net income (loss)	$1,244	$1,313	$221

	For the Years Ended December 31,
	2013	2012	2011
Net Investment Income
Annuities	$1,044	$1,082	$1,106
Retirement Plan Services	827	799	792
Life Insurance	2,452	2,396	2,294
Group Protection	165	162	152
Other Operations	266	259	308
Total net investment income	$4,754	$4,698	$4,652

	For the Years Ended December 31,
	2013	2012	2011
Amortization of DAC and VOBA, Net of Interest
Annuities	$383	$321	$351
Retirement Plan Services	48	42	33
Life Insurance	447	614	423
Group Protection	53	49	39
Total amortization of DAC and VOBA, net of interest	$931	$1,026	$846

	For the Years Ended December 31,
	2013	2012	2011
Federal Income Tax Expense (Benefit)
Annuities	$177	$121	$104
Retirement Plan Services	49	38	63
Life Insurance	268	264	276
Group Protection	38	39	52
Other Operations	(71)	(177)	(77)
Excluded realized gain (loss)	(95)	(14)	(136)
Gain (loss) on early extinguishment of debt	-	(2)	(3)
Reserve changes (net of related amortization)
on business sold through reinsurance	1	1	1
Impairment of intangibles	-	(2)	-
Benefit ratio unlocking	20	14	(6)
Total federal income tax expense (benefit)	$387	$282	$274

	As of December 31,
	2013	2012
Assets
Annuities	$120,267	$106,906
Retirement Plan Services	32,369	30,651
Life Insurance	65,639	64,115
Group Protection	3,865	3,733
Other Operations	14,805	13,464
Total assets	$236,945	$218,869

23.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Interest paid	$260	$270	$287
Income taxes paid (received)	10	124	(36)
Significant non-cash investing and financing transactions:
Value of stock received from stock options exercised
through stock swap transactions	$5	$-	$-
Business dispositions:
Liabilities disposed	$-	$-	$(3)
Cash received (paid)	-	(1)	-
Gain (loss) on dispositions	$-	$(1)	$(3)

24.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2013
Total revenues	$2,839	$2,999	$3,009	$3,122
Total expenses	2,534	2,581	2,567	2,656
Net income (loss)	239	317	337	351
Earnings (loss) per common share – basic:
Net income (loss)	0.89	1.19	1.28	1.34
Earnings (loss) per common share – diluted:
Net income (loss)	0.86	1.15	1.23	1.29

2012
Total revenues	$2,710	$2,898	$2,954	$2,973
Total expenses	2,402	2,456	2,536	2,573
Income (loss) from continuing operations	244	322	400	320
Income (loss) from discontinued operations,
net of federal income taxes	(1)	-	28	-
Net income (loss)	243	322	428	320
Earnings (loss) per common share – basic:
Income (loss) from continuing operations	0.84	1.14	1.44	1.17
Income (loss) from discontinued operations	-	-	0.10	-
Net income (loss)	0.84	1.14	1.54	1.17
Earnings (loss) per common share – diluted:
Income (loss) from continuing operations	0.82	1.09	1.41	1.14
Income (loss) from discontinued operations	-	-	0.10	-
Net income (loss)	0.82	1.09	1.51	1.14

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)Conclusions Regarding Disclosure Controls and Procedures

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

(b)Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 100 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2013,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “GENERAL – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2014.

We have adopted a code of ethics, which we refer to as our “Code of Conduct,” that applies, among others, to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions.  The Code of Conduct is posted on our website, www.lfg.com.  LNC will provide to any person without charge, upon request, a copy of such code.  Requests for the Code of Conduct should be directed to:  Corporate Secretary, Lincoln National Corporation, 150 N. Radnor Chester Road, Suite A305, Radnor, PA 19087.  We intend to disclose any amendment to or waiver from the provisions of our Code of Conduct that applies to our directors and executive officers on our website, www.lfg.com.

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION,” “COMPENSATION OF DIRECTORS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” and “EQUITY COMPENSATION PLAN INFORMATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2014.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Registered Public Accounting Firm Fees and Services” and “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2014.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011

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

LINCOLN NATIONAL CORPORATION

Dated: February 25, 2014	By:	/s/ Randal J. Freitag
Randal J. Freitag
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2014.

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

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” on page 37 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2013
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$355	$367	$367
States, municipalities and political subdivisions	3,638	3,919	3,919
Mortgage-backed securities	4,848	5,078	5,078
Foreign governments	505	549	549
Public utilities	12,997	13,653	13,653
All other corporate bonds	53,043	55,507	55,507
Hybrid and redeemable preferred securities	967	1,005	1,005
Variable interest entities	682	697	697
Total available-for-sale fixed maturity securities	77,035	80,775	80,775

Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	157	164	164
Industrial, miscellaneous and all other	2	4	4
Nonredeemable preferred securities	23	33	33
Total available-for-sale equity securities	182	201	201
Trading securities	2,027	2,282	2,282
Mortgage loans on real estate	7,210	7,386	7,210
Real estate	47	N/A	47
Policy loans	2,677	N/A	2,677
Derivative investments (2)	1,708	881	881
Other investments	1,218	1,218	1,218
Total investments	$92,104		$95,291

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.
(2)	Derivative investment assets were offset by $187 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As of December 31,
	2013	2012

ASSETS
Investments in subsidiaries (1)	$15,782	$17,557
Derivative investments	264	389
Other investments	55	30
Cash and invested cash	1,558	844
Loans and accrued interest to subsidiaries (1)	2,995	2,585
Other assets	54	27
Total assets	$20,708	$21,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Common and preferred dividends payable	$42	$33
Short-term debt	501	200
Long-term debt	5,571	5,689
Loans from subsidiaries (1)	460	55
Payables for collateral on investments	374	59
Other liabilities	308	423
Total liabilities	7,256	6,459

Contingencies and Commitments

Stockholders' Equity
Preferred stock – 10,000,000 shares authorized; Series A	-	-
Common stock – 800,000,000 shares authorized	6,876	7,121
Retained earnings	5,013	4,044
Accumulated other comprehensive income (loss)	1,563	3,808
Total stockholders' equity	13,452	14,973
Total liabilities and stockholders' equity	$20,708	$21,432

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2013	2012	2011
Revenues
Dividends from subsidiaries (1)	$725	$635	$875
Interest from subsidiaries (1)	128	128	125
Net investment income	-	1	2
Realized gain (loss)	(9)	(6)	(3)
Other revenues	5	25	25
Total revenues	849	783	1,024
Expenses
Operating and administrative	46	10	27
Interest – subsidiaries (1)	5	5	5
Interest – other	282	291	310
Total expenses	333	306	342
Income (loss) before federal income taxes, equity in income (loss) of
subsidiaries, less dividends	516	477	682
Federal income tax expense (benefit)	(73)	(85)	(68)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	589	562	750
Equity in income (loss) of subsidiaries, less dividends	655	751	(529)
Net income (loss)	1,244	1,313	221
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(2,457)	1,119	1,771
Unrealized other-than-temporary impairment on available-for-sale securities	29	2	25
Unrealized gain (loss) on derivatives instruments	93	44	130
Foreign currency translation adjustment	(1)	(5)	-
Funded status of employee benefit plans	91	(32)	(97)
Total other comprehensive income (loss), net of tax	(2,245)	1,128	1,829
Comprehensive income (loss)	$(1,001)	$2,441	$2,050

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$1,244	$1,313	$221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries greater than distributions (1)	(655)	(751)	529
Realized (gain) loss	9	6	3
Change in legal accruals	-	-	(70)
Change in federal income tax accruals	63	170	32
(Gain) loss on early extinguishment of debt	-	5	8
Other	(10)	(13)	(21)
Net cash provided by (used in) operating activities	651	730	702

Cash Flows from Investing Activities
Sales or maturities of investments	-	-	105
Investment acquisition	(25)	-	-
Capital contribution to subsidiaries (1)	(75)	-	(17)
Increase (decrease) in payables for collateral on investments	315	73	-
Net cash provided by (used in) investing activities	215	73	88

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(320)	(525)
Issuance of long-term debt, net of issuance costs	400	300	300
Increase (decrease) in commercial paper, net	-	-	(100)
Increase (decrease) in loans from subsidiaries, net (1)	405	(3)	58
Increase (decrease) in loans to subsidiaries, net (1)	(410)	20	154
Common stock issued for benefit plans and excess tax benefits	32	5	1
Repurchase of common stock	(450)	(493)	(576)
Dividends paid to common and preferred stockholders	(129)	(90)	(62)
Net cash provided by (used in) financing activities	(152)	(581)	(750)

Net increase (decrease) in cash and invested cash	714	222	40
Cash and invested cash as of beginning-of-year	844	622	582
Cash and invested cash as of end-of-year	$1,558	$844	$622

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2013
Annuities	$2,770	$138	$-	$21,269	$116
Retirement Plan Services	173	-	-	15,310	-
Life Insurance	5,713	9,058	-	36,997	486
Group Protection	230	2,033	-	200	2,084
Other Operations	-	6,022	-	772	1
Total	$8,886	$17,251	$-	$74,548	$2,687

	As of or For the Year Ended December 31, 2012
Annuities	$2,092	$2,339	$-	$21,108	$98
Retirement Plan Services	102	3	-	14,712	-
Life Insurance	4,281	9,177	-	35,365	441
Group Protection	192	1,882	-	223	1,919
Other Operations	-	6,379	-	810	4
Total	$6,667	$19,780	$-	$72,218	$2,462

	As of or For the Year Ended December 31, 2011
Annuities	$1,912	$3,642	$-	$20,701	$74
Retirement Plan Services	183	7	-	13,624	-
Life Insurance	4,516	7,984	-	34,066	441
Group Protection	165	1,742	-	236	1,778
Other Operations	-	6,438	-	839	1
Total	$6,776	$19,813	$-	$69,466	$2,294

(1)	Unearned premiums are included in Column E, other contract holder funds.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Asd

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses (2)	Written

	As of or For the Year Ended December 31, 2013
Annuities	$1,044	$835	$390	$1,113	$-
Retirement Plan Services	827	470	48	363	-
Life Insurance	2,452	3,283	447	628	-
Group Protection	165	1,562	53	537	-
Other Operations	266	222	-	387	-
Total	$4,754	$6,372	$938	$3,028	$-

	As of or For the Year Ended December 31, 2012
Annuities	$1,082	$868	$325	$1,018	$-
Retirement Plan Services	799	451	42	363	-
Life Insurance	2,396	2,982	614	619	-
Group Protection	162	1,447	48	485	-
Other Operations	259	260	-	432	-
Total	$4,698	$6,008	$1,029	$2,917	$-

	As of or For the Year Ended December 31, 2011
Annuities	$1,106	$933	$351	$933	$-
Retirement Plan Services	792	439	33	319	-
Life Insurance	2,294	2,904	423	578	-
Group Protection	152	1,317	39	433	-
Other Operations	308	240	-	453	-
Total	$4,652	$5,833	$846	$2,716	$-

(2)

Excludes impairment of intangibles of $747 million for the year ended December 31, 2011.  The allocation of expenses between investments and other operations is based on a number of assumptions and estimates.  Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Adsfas

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2013
Individual life insurance in force (1)	$990,600	$313,200	$1,700	$679,100	0.3%
Premiums:
Life insurance and annuities (2)	6,644	1,247	8	5,405	0.1%
Accident and health insurance	1,379	28	-	1,351	0.0%
Total premiums	$8,023	$1,275	$8	$6,756

	As of or For the Year Ended December 31, 2012
Individual life insurance in force (1)	$929,100	$323,300	$2,000	$607,800	0.3%
Premiums:
Life insurance and annuities (2)	6,113	1,164	9	4,958	0.2%
Accident and health insurance	1,266	26	-	1,240	0.0%
Total premiums	$7,379	$1,190	$9	$6,198

	As of or For the Year Ended December 31, 2011
Individual life insurance in force (1)	$881,100	$331,700	$2,800	$552,200	0.5%
Premiums:
Life insurance and annuities (2)	5,811	1,252	10	4,569	0.2%
Accident and health insurance	1,186	24	-	1,162	0.0%
Total premiums	$6,997	$1,276	$10	$5,731

(1)	Includes Group Protection segment and Other Operations in-force amounts.
(2)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE V – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In millions)

ads

		Column C
Column A	Column B	Additions		Column D	Column E
			Charged
	Balance at	Charged to	to Other		Balance
	Beginning-	Costs	Accounts -	Deductions -	at End-
Description	of-Year	Expenses (1)	Describe	Describe (2)	of-Year

	For the Year Ended December 31, 2013
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$21	$3	$-	$(21)	$3

	For the Year Ended December 31, 2012
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$31	$14	$-	$(24)	$21

	For the Year Ended December 31, 2011
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$13	$24	$-	$(6)	$31

(1)	Excludes charges for the direct write-off assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings or change in reserves.

INDEX TO EXHIBITS

2.1

Purchase and Sale Agreement By and Among LNC, Lincoln National Investment Companies, Inc. and Macquarie Bank Limited, dated as of August 18, 2009 is incorporated by reference to Exhibit 2.1 to LNC’s Quarterly Report on Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.***

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 8, 2013.

3.2	Amended and Restated Bylaws of LNC (effective May 23, 2013) are incorporated by reference to Exhibit 3.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2013.

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

4.22	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.23	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.24	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.25	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.

4.26	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.27	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.28	Form of 4.85% Senior Notes due 2021 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.

4.29	Form of 4.20% Senior Notes due 2022 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 29, 2012.

4.30	Form of 4.00% Senior Notes due 2023 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.

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

10.3	LNC Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 5 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 4, 2007.*

10.4

Non-Qualified Stock Option Agreement for the LNC Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.*

10.5	2014 Non-Employee Director Fees is filed herewith.*

10.6	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.7	The Severance Plan for Officers of LNC is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.8	Amendment No. 1 to The Severance Plan for Officers of LNC is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.9	Amendment No. 2 to The Severance Plan for Officers of LNC is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.10	Amendment No. 3 to The Severance Plan for Officers of LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2012.*

10.11	Amendment No. 4 to The Severance Plan for Officers of LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2012.*

10.12	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.13	LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective December 31, 2013, is filed herewith.*

10.14	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.15

Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.16

Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(z) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2004.*

10.17

Amendment of outstanding Non-Qualified Option Agreements (for Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 12, 2006.*

10.18	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.19

Amendment No. 1 to the LNC Executives’ Severance Benefit Plan (effective November 9, 2011) is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2011.*

10.20	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.21

LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File NO. 1-6028) for the year ended December 31, 2008.*

10.22

Phased Retirement Agreement, dated as of October 26, 2012, between Robert W. Dineen and LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 1, 2012..*

10.23

Consulting Agreement between, dated as of October 26, 2012, between Robert W. Dineen and LNC is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 1, 2012.*

10.24

Agreement, Waiver and General Release, dated as of October 26, 2012, between Robert W. Dineen and LNC is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 1, 2012.*

10.25

Form of 2008 Non-Qualified Stock Option Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.26	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.27	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.28	Form of Restricted Stock Unit Award Agreement is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.29	Form of Non-Qualified Stock Option Award Agreement is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.30

Form of 2012-2014 Performance Cycle Agreement under the LNC 2009 Amended and Restated Incentive Compensation Plan is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.31

LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.32

Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.33

Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iv) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.34

Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.35

Jefferson Pilot Corporation forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.2 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.36

Jefferson Pilot Corporation forms of stock option terms for officers are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.1 of  Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.37

Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.55 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.38

Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

10.39

First Amendment of Lease, dated as of June 16, 2006, between Trona Cogeneration Corporation and The Lincoln National Life Insurance Company, is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

10.40

Agreement of Lease dated February 17, 1998, with respect to LNL’s offices located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1997.

10.41

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

10.42

Credit Agreement, dated as of May 29, 2013, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 29, 2013.

10.43

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.***

10.44

Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.***

10.45

Investment Advisory Agreement, dated as of January 4, 2010, between The Lincoln National Life Insurance Company and Delaware Investment Advisers is incorporated by reference to Exhibit 10.58 to LNC’s for 10-K (File No. 1-6028) for the year ended December 31, 2009.

10.46

Investment Advisory Agreement, dated as of January 4, 2010, between Lincoln Life & Annuity Company of New York and Delaware Investment Advisers is incorporated by reference to Exhibit 10.59 to LNC’s for 10-K (File No. 1-6028) for the year ended December 31, 2009.

10.47

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