Form 10-Q
period 2014-03-31
LINCOLN NATIONAL CORP
filed 2014-05-01
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

_________________

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

As of April 28, 2014, there were 263,746,176 shares of the registrant’s common stock outstanding.

__________________________________________________________________________________________________________

Lincoln National Corporation

See accompanying Notes to Consolidated Financial Statements

0

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2014 – $77,263; 2013 – $76,353)	$82,988	$80,078
Variable interest entities' fixed maturity securities (amortized cost: 2014 – $583; 2013 – $682)	597	697
Equity securities (cost: 2014 – $186; 2013 – $182)	207	201
Trading securities	2,316	2,282
Mortgage loans on real estate	7,089	7,210
Real estate	42	47
Policy loans	2,687	2,677
Derivative investments	1,044	881
Other investments	1,237	1,218
Total investments	98,207	95,291
Cash and invested cash	1,849	2,364
Deferred acquisition costs and value of business acquired	8,454	8,886
Premiums and fees receivable	504	420
Accrued investment income	1,116	1,029
Reinsurance recoverables	5,984	6,041
Funds withheld reinsurance assets	772	776
Goodwill	2,273	2,273
Other assets	3,822	2,730
Separate account assets	118,968	117,135
Total assets	$241,949	$236,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$18,997	$17,251
Other contract holder funds	74,507	74,548
Short-term debt	-	501
Long-term debt	5,380	5,320
Reinsurance related embedded derivatives	135	108
Funds withheld reinsurance liabilities	843	867
Deferred gain on business sold through reinsurance	226	245
Payables for collateral on investments	3,519	3,238
Variable interest entities' liabilities	22	27
Other liabilities	4,866	4,253
Separate account liabilities	118,968	117,135
Total liabilities	227,463	223,493

Contingencies and Commitments (See Note 8)

Stockholders' Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 263,682,162 and 262,896,701 shares
issued and outstanding as of March 31, 2014, and December 31, 2013, respectively	6,805	6,876
Retained earnings	5,228	5,013
Accumulated other comprehensive income (loss)	2,453	1,563
Total stockholders' equity	14,486	13,452
Total liabilities and stockholders' equity	$241,949	$236,945

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2014	2013
Revenues
Insurance premiums	$739	$654
Fee income	1,098	958
Net investment income	1,208	1,150
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(10)	(20)
Portion of loss recognized in other comprehensive income	7	6
Net other-than-temporary impairment losses on securities recognized in earnings	(3)	(14)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(15)	(45)
Total realized gain (loss)	(18)	(59)
Amortization of deferred gain on business sold through reinsurance	19	19
Other revenues	130	117
Total revenues	3,176	2,839
Expenses
Interest credited	633	617
Benefits	1,078	958
Commissions and other expenses	971	895
Interest and debt expense	67	64
Total expenses	2,749	2,534
Income (loss) before taxes	427	305
Federal income tax expense (benefit)	98	66
Net income (loss)	329	239
Other comprehensive income (loss), net of tax	890	(227)
Comprehensive income (loss)	$1,219	$12

Net Income (Loss) Per Common Share
Basic	$1.25	$0.89
Diluted	1.21	0.86

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2014	2013

Common Stock
Balance as of beginning-of-year	$6,876	$7,121
Stock compensation/issued for benefit plans	7	10
Retirement of common stock/cancellation of shares	(78)	(88)
Balance as of end-of-period	6,805	7,043

Retained Earnings
Balance as of beginning-of-year	5,013	4,044
Net income (loss)	329	239
Retirement of common stock	(72)	(12)
Common stock dividends declared (2014 – $0.16; 2013 – $0.12)	(42)	(33)
Balance as of end-of-period	5,228	4,238

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	1,563	3,808
Other comprehensive income (loss), net of tax	890	(227)
Balance as of end-of-period	2,453	3,581
Total stockholders' equity as of end-of-period	$14,486	$14,862

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$329	$239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(95)	(77)
Trading securities purchases, sales and maturities, net	11	12
Change in premiums and fees receivable	(84)	(60)
Change in accrued investment income	(87)	(63)
Change in future contract benefits and other contract holder funds	233	(208)
Change in reinsurance related assets and liabilities	21	(112)
Change in federal income tax accruals	48	66
Realized (gain) loss	18	59
Amortization of deferred gain on business sold through reinsurance	(19)	(19)
Other	(112)	(88)
Net cash provided by (used in) operating activities	263	(251)

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,061)	(3,194)
Sales of available-for-sale securities	160	189
Maturities of available-for-sale securities	1,158	1,882
Purchases of other investments	(538)	(629)
Sales or maturities of other investments	645	573
Increase (decrease) in payables for collateral on investments	281	(74)
Other	(22)	(36)
Net cash provided by (used in) investing activities	(377)	(1,289)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(500)	-
Deposits of fixed account values, including the fixed portion of variable	2,481	2,517
Withdrawals of fixed account values, including the fixed portion of variable	(1,443)	(1,281)
Transfers to and from separate accounts, net	(743)	(684)
Common stock issued for benefit plans and excess tax benefits	(4)	(2)
Repurchase of common stock	(150)	(100)
Dividends paid to common and preferred stockholders	(42)	(33)
Net cash provided by (used in) financing activities	(401)	417

Net increase (decrease) in cash and invested cash	(515)	(1,123)
Cash and invested cash as of beginning-of-year	2,364	4,230
Cash and invested cash as of end-of-period	$1,849	$3,107

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2013 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.  All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

Financial Services – Investment Companies Topic

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”), which provides comprehensive accounting guidance for assessing whether an entity is an investment company.  For a more detailed description of ASU 2013-08, see “Future Adoption of New Accounting Standards – Financial Services – Investment Companies Topic” in Note 2 of our 2013 Form 10-K.  We adopted the requirements in ASU 2013-08 effective January 1, 2014, and evaluated all of our entities under the investment company criteria defined in ASU 2013-08.  The adoption of ASU 2013-08 did not have an effect on our consolidated financial condition and results of operations.

Income Taxes Topic

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) in order to explicitly define the financial statement presentation requirements in GAAP.  For a more detailed description of ASU 2013-11, see “Future Adoption of New Accounting Standards – Income Taxes Topic” in Note 2 of our 2013 Form 10-K.  We adopted the requirements of ASU 2013-11 effective January 1, 2014.  The adoption of ASU 2013-11 did not have an effect on the deferred tax asset or liability classification on our balance sheet and did not result in any additional disclosures to our financial statements.

Other Expenses Topic

In July 2011, the FASB issued ASU No. 2011-06, “Fees Paid to the Federal Government by Health Insurers” (“ASU 2011-06”) in order to address the question of how health insurers should recognize and classify fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.  For a more detailed description of ASU 2011-06, see “Future Adoption of New Accounting Standards – Other Expenses  Topic” in Note 2 of our 2013 Form 10-K.  We adopted the requirements of ASU 2011-06 effective January 1, 2014.  The adoption of ASU 2011-06 did not have a material effect on our consolidated financial condition and results of operations.

Future Adoption of New Accounting Standards

Investments – Equity Method and Joint Ventures Topic

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” (“ASU 2014-01”) in response to stakeholders’ feedback that the presence of certain conditions in order to apply the effective yield method to investments in qualified affordable housing projects may be overly restrictive and could result in certain investments being accounted for under a method of accounting that may not fairly represent the economics of the investments.  For a more detailed description of ASU 2014-01, see “Future Adoption of New Accounting Standards – Investments – Equity Method and Joint Ventures” in Note 2 of our 2013 Form 10-K.    We will adopt the requirements of ASU 2014-01 effective January 1, 2015, and do not expect the adoption will have a material effect on our consolidated financial condition and results of operations.

3.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

See Note 4 in our 2013 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of March 31, 2014:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BB+	Ba2
Current rating of underlying collateral pool	Aa1-B1	Aaa-Caa2
Number of defaults in underlying collateral pool	2	2
Number of entities	124	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying reference portfolios by industry and rating as of March 31, 2014:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	6.3%	2.1%	0.0%	0.0%	0.0%	10.5%
Telecommunications	0.0%	0.0%	3.5%	5.5%	2.0%	0.0%	0.0%	11.0%
Oil and gas	0.3%	2.1%	1.0%	4.6%	0.0%	0.0%	0.0%	8.0%
Utilities	0.0%	0.0%	2.6%	2.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	2.2%	1.2%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.6%	0.7%	0.0%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.7%	1.5%	1.0%	0.0%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.5%	1.1%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.6%	15.0%	17.4%	4.2%	0.7%	0.3%	42.2%
Total	0.6%	14.0%	39.5%	36.5%	8.4%	0.7%	0.3%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2014			As of December 31, 2013
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$597	N/A	$-	$595
U.S. government bonds	N/A	-	-	N/A	-	102
Total return swap	1	361	-	1	361	-
Total assets (1)	1	$361	$597	1	$361	$697

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$22	2	$600	$27
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$22	4	$600	$27

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities for these VIEs, see Note 4.

As described more fully in Note 1 of our 2013 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of March 31, 2014.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Non-Qualifying Hedges
Credit default swaps	$5	$15
Contingent forwards	-	-
Total non-qualifying hedges (1)	$5	$15

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2013 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

We invest in certain limited partnerships (“LPs”) that operate qualified affordable housing projects that we have concluded are VIEs.  We receive returns from the LPs in the form of income tax credits that are guaranteed by creditworthy third parties, and our exposure to loss is limited to the capital we invest in the LPs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  Our maximum exposure to loss was $80 million and $77 million as of March 31, 2014, and December 31, 2013, respectively.

4.  Investments

AFS Securities

See Note 1 in our 2013 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2014
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$66,853	$5,516	$594	$94	$71,681
U.S. government bonds	363	32	7	-	388
Foreign government bonds	503	56	-	-	559
Residential mortgage-backed securities (“RMBS”)	4,003	266	1	27	4,241
Commercial mortgage-backed securities (“CMBS”)	685	36	1	17	703
Collateralized Loan Obligations (“CLOs”)	246	1	-	6	241
State and municipal bonds	3,693	523	12	-	4,204
Hybrid and redeemable preferred securities	917	97	43	-	971
VIEs' fixed maturity securities	583	14	-	-	597
Total fixed maturity securities	77,846	6,541	658	144	83,585
Equity securities	186	21	-	-	207
Total AFS securities	$78,032	$6,562	$658	$144	$83,792

	As of December 31, 2013
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$65,808	$4,374	$1,157	$90	$68,935
U.S. government bonds	355	26	14	-	367
Foreign government bonds	505	45	1	-	549
RMBS	4,135	256	10	31	4,350
CMBS	713	36	4	17	728
CLOs	232	-	1	6	225
State and municipal bonds	3,638	308	27	-	3,919
Hybrid and redeemable preferred securities	967	89	51	-	1,005
VIEs' fixed maturity securities	682	15	-	-	697
Total fixed maturity securities	77,035	5,149	1,265	144	80,775
Equity securities	182	19	-	-	201
Total AFS securities	$77,217	$5,168	$1,265	$144	$80,976

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2014, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,539	$2,597
Due after one year through five years	16,026	17,422
Due after five years through ten years	23,582	24,703
Due after ten years	30,765	33,678
Subtotal	72,912	78,400
Mortgage-backed securities (“MBS”)	4,688	4,944
CLOs	246	241
Total fixed maturity AFS securities	$77,846	$83,585

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2014
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$10,868	$431	$2,012	$257	$12,880	$688
U.S. government bonds	149	7	-	-	149	7
RMBS	435	11	226	17	661	28
CMBS	131	5	41	13	172	18
CLOs	138	3	48	3	186	6
State and municipal bonds	89	3	54	9	143	12
Hybrid and redeemable
preferred securities	48	2	173	41	221	43
Total AFS securities	$11,858	$462	$2,554	$340	$14,412	$802

Total number of AFS securities in an unrealized loss position						1,158

	As of December 31, 2013
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$16,918	$1,018	$1,258	$229	$18,176	$1,247
U.S. Government bonds	163	14	-	-	163	14
Foreign government bonds	69	1	-	-	69	1
RMBS	488	17	267	24	755	41
CMBS	109	7	43	14	152	21
CLOs	136	2	50	5	186	7
State and municipal bonds	377	20	24	7	401	27
Hybrid and redeemable
preferred securities	62	6	197	45	259	51
Total AFS securities	$18,322	$1,085	$1,839	$324	$20,161	$1,409

Total number of AFS securities in an unrealized loss position						1,484

For information regarding our investments in VIEs, see Note 3.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2013 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of March 31, 2014
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,135	$1,046	$89
AFS securities backed by pools of commercial mortgages	211	191	20
Total	$1,346	$1,237	$109

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$806	$726	$80
AFS securities backed by pools of commercial mortgages	29	25	4
Total	$835	$751	$84

	As of December 31, 2013
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,261	$1,146	$115
AFS securities backed by pools of commercial mortgages	193	169	24
Total	$1,454	$1,315	$139

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$933	$833	$100
AFS securities backed by pools of commercial mortgages	29	24	5
Total	$962	$857	$105

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2014
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$2	$2	$-	5
Nine months or greater, but less than twelve months	5	1	-	2
Twelve months or greater	250	48	78	82
Total	$257	$51	$78	89

	As of December 31, 2013
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1	$1	$-	4
Six months or greater, but less than nine months	7	3	-	1
Nine months or greater, but less than twelve months	59	19	-	4
Twelve months or greater	349	92	81	92
Total	$416	$115	$81	101

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased by $607 million for the three months ended March 31, 2014.  As discussed further below, we believe the unrealized loss position as of March 31, 2014, did not represent OTTI as (i) we did not intend to sell the fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of March 31, 2014, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2014, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of March 31, 2014, the unrealized losses associated with our MBS and collateralized debt obligations (“CDOs”) were attributable primarily to collateral losses and credit spreads.  We assessed our MBS and CDOs for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily-impaired security.

As of March 31, 2014, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Balance as of beginning-of-period	$404	$424
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	-	1
Credit losses on securities for which an
OTTI was previously recognized	4	16
Decreases attributable to:
Securities sold	-	(4)
Balance as of end-of-period	$408	$437

During the three months ended March 31, 2014 and 2013, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of March 31, 2014
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$270	$20	$43	$247	$136
RMBS	527	24	14	537	185
CMBS	53	5	13	45	87
Total	$850	$49	$70	$829	$408

	As of December 31, 2013
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$265	$18	$49	$234	$133
RMBS	550	18	18	550	184
CMBS	35	4	12	27	87
Total	$850	$40	$79	$811	$404

Mortgage Loans on Real Estate

See Note 1 in our 2013 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 32% of mortgage loans on real estate as of March 31, 2014, and December 31, 2013.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	March 31,	December 31,
	2014	2013
Current	$7,084	$7,200
60 to 90 days past due	-	4
Greater than 90 days past due	3	3
Valuation allowance associated with
impaired mortgage loans on real estate	(3)	(3)
Unamortized premium (discount)	5	6
Total carrying value	$7,089	$7,210

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2014	2013
Number of impaired mortgage loans on
real estate	3	3

Principal balance of impaired mortgage
loans on real estate	$27	$27
Valuation allowance associated with
impaired mortgage loans on real estate	(3)	(3)
Carrying value of impaired mortgage
loans on real estate	$24	$24

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2014	2013
Balance as of beginning-of-year	$3	$21
Additions	-	3
Charge-offs, net of recoveries	-	(21)
Balance as of end-of-period	$3	$3

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Average carrying value for impaired
mortgage loans on real estate	$24	$46
Interest income recognized on impaired
mortgage loans on real estate	-	1
Interest income collected on impaired
mortgage loans on real estate	-	1

As described in Note 1 in our 2013 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of March 31, 2014			As of December 31, 2013
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$5,996	84.6%	1.77	$6,026	83.6%	1.78
65% to 74%	661	9.3%	1.41	744	10.3%	1.42
75% to 100%	394	5.6%	0.83	402	5.6%	0.83
Greater than 100%	35	0.5%	0.78	35	0.5%	0.78
Total mortgage loans on real estate	$7,086	100.0%		$7,207	100.0%

Alternative Investments

As of March 31, 2014, and December 31, 2013, alternative investments included investments in 126 and 121 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Fixed maturity AFS securities:
Gross gains	$8	$7
Gross losses	(6)	(19)
Equity AFS securities:
Gross gains	-	6
Gross losses	-	-
Gain (loss) on other investments	-	(1)
Associated amortization of DAC, VOBA,
DSI, and DFEL and changes in other
contract holder funds	(7)	(7)
Total realized gain (loss) related to
certain investments, pre-tax	$(5)	$(14)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(3)	$(3)
RMBS	(2)	(11)
CMBS	-	(2)
Commercial real estate ("CRE") CDOs	-	(1)
Gross OTTI recognized in net
income (loss)	(5)	(17)
Associated amortization of DAC,
VOBA, DSI, and DFEL	2	3
Net OTTI recognized in net
income (loss), pre-tax	$(3)	$(14)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$7	$7
Change in DAC, VOBA, DSI and DFEL	-	(1)
Net portion of OTTI recognized in OCI,
pre-tax	$7	$6

Determination of Credit Losses on Corporate Bonds and CDOs

As of March 31, 2014, and December 31, 2013, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2014, and December 31, 2013,  96% of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2014, and December 31, 2013, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.1 billion and $3.0 billion, respectively, and a fair value of $3.1 billion and $2.9 billion, respectively.  As of March 31, 2014, and December 31, 2013,  95%  and 94%, respectively, of the fair value of our CDO portfolio was rated investment grade.  As of March 31, 2014, and December 31, 2013, the portion of our CDO portfolio rated below investment grade had an amortized cost of $15 million and $16 million, respectively, and fair value of $13 million.  Based upon the analysis discussed above, we believe as of March 31, 2014, and December 31, 2013, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

Determination of Credit Losses on MBS

As of March 31, 2014, and December 31, 2013, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between approximately 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of March 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$946	$946	$638	$638
Securities pledged under securities lending agreements (2)	157	151	184	178
Securities pledged under repurchase agreements (3)	380	397	530	553
Securities pledged for Term Asset-Backed Securities
Loan Facility (“TALF”) (4)	36	49	36	49
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (5)	2,000	3,324	1,850	3,127
Total payables for collateral on investments	$3,519	$4,867	$3,238	$4,545

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

(5)

Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets.  The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 165% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

For information related to balance sheet offsetting of our securities lending and repurchase agreements, see Note 5.

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Three
	Months Ended
	March 31,
	2014	2013
Collateral payable held for derivative
investments	$308	$(575)
Securities pledged under securities lending
agreements	(27)	2
Securities pledged under repurchase
agreements	(150)	-
Securities pledged for TALF	-	(1)
Investments pledged for FHLBI	150	500
Total increase (decrease) in payables for
collateral on investments	$281	$(74)

Investment Commitments

As of March 31, 2014, our investment commitments were $ 1 billion, which included $586 million of LPs, $223 million of private placement securities and $207 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of March 31, 2014, and December 31, 2013, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $2.6 billion, or 3% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $1.6 billion and $1.7 billion, respectively, or 2% of our invested assets portfolio.  These investments are included in corporate bonds in the tables above.

As of March 31, 2014, and December 31, 2013, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $9.3 billion and $8.7 billion, respectively, or 9% of our invested assets portfolio, and our investment securities in the banking industry with a fair value of $5.0 billion, or 5% of our invested assets portfolio.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

5.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  See Note 1 in our 2013 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2013 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy, which information is incorporated herein by reference.  See Note 12 for additional disclosures related to the fair value of our derivative instruments and Note 3 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2014			As of December 31, 2013
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$4,269	$534	$138	$4,339	$562	$148
Foreign currency contracts (1)	590	34	50	615	32	46
Total cash flow hedges	4,859	568	188	4,954	594	194
Fair value hedges:
Interest rate contracts (1)	875	129	9	875	92	33
Non-Qualifying Hedges
Interest rate contracts (1)	53,270	367	560	45,620	215	744
Foreign currency contracts (1)	51	-	-	102	-	-
Equity market contracts (1)	20,479	860	239	19,917	957	193
Credit contracts (2)	126	-	2	126	-	2
Embedded derivatives:
Guaranteed living benefit
reserves (3) ("GLB")	-	1,022	-	-	1,244	-
GLB reserves (2)	-	-	43	-	-	-
Reinsurance related (4)	-	-	135	-	-	108
Indexed annuity and universal life
contracts (5)	-	-	1,090	-	-	1,048
Total derivative instruments	$79,660	$2,946	$2,266	$71,594	$3,102	$2,322

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in other assets on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2014
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$4,232	$31,532	$11,230	$10,207	$1,213	$58,414
Foreign currency contracts (2)	99	110	305	127	-	641
Equity market contracts	10,894	4,221	5,342	20	2	20,479
Credit contracts	-	126	-	-	-	126
Total derivative instruments
with notional amounts	$15,225	$35,989	$16,877	$10,354	$1,215	$79,660

(1)	As of March 31, 2014, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of March 31, 2014, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2028.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$256	$163
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	(29)	34
Foreign currency contracts	(2)	13
Fair value hedges:
Interest rate contracts	1	1
Change in foreign currency exchange rate adjustment	(2)	11
Change in DAC, VOBA, DSI and DFEL	-	2
Income tax benefit (expense)	11	(22)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(7)	(5)
Foreign currency contracts (1)	-	2
Fair value hedges:
Interest rate contracts (2)	1	1
Associated amortization of DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	2	-
Balance as of end-of-period	$239	$203

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(7)	$(6)
Foreign currency contracts (1)	-	2
Total cash flow hedges	(7)	(4)
Fair value hedges:
Interest rate contracts (2)	9	9
Non-Qualifying Hedges
Interest rate contracts (3)	332	(178)
Foreign currency contracts (3)	1	(10)
Equity market contracts (3)	(155)	(534)
Equity market contracts (4)	1	12
Credit contracts (3)	-	(1)
Embedded derivatives:
GLB reserves (3)	(281)	710
Reinsurance related (3)	(27)	16
Indexed annuity and universal life
contracts (3)	(49)	(130)
Total derivative instruments	$(176)	$(110)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Gain (loss) recognized as a component of OCI with
the offset to net investment income	$(7)	$(4)

As of March 31, 2014,  $25 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2014 and 2013, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Gain (loss) recognized as a component of OCI with
the offset to interest expense	$1	$1

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of March 31, 2014
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(1)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(2)	$126

As of December 31, 2013
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(1)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(2)	$126

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2013 Form 10-K.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions), were as follows:

	As of	As of
	March 31,	December 31,
	2014	2013
Maximum potential payout	$126	$126
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$126	$126

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $2 million as of March 31, 2014, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2014, the NPR adjustment was $1 million.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2014, our exposure was $52 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2014		As of December 31, 2013
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$38	$(6)	$34	$(10)
A+	37	-	19	-
A	847	(110)	339	(183)
A-	-	-	468	(123)
BBB+	71	-	79	-
	$993	$(116)	$939	$(316)

Balance Sheet Offsetting

Information related to our derivative instruments, securities lending transactions and repurchase agreements and the effects of offsetting on our Consolidated Balance Sheets (in millions) were as follows:

	As of March 31, 2014
			Securities
		Embedded	Lending and
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$1,848	$1,022	$-	$2,870
Gross amounts offset	(804)	-	-	(804)
Net amount of assets	1,044	1,022	-	2,066
Gross amounts not offset:
Cash collateral received	(877)	-	-	(877)
Net amount	$167	$1,022	$-	$1,189

Financial Liabilities
Gross amount of recognized liabilities	$193	$1,268	$2,573	$4,034
Gross amounts offset	(75)	-	-	(75)
Net amount of liabilities	118	1,268	2,573	3,959
Gross amounts not offset:
Cash collateral received	-	-	(2,573)	(2,573)
Net amount	$118	$1,268	$-	$1,386

	As of December 31, 2013
			Securities
		Embedded	Lending and
	Derivative	Derivative	Repurchase
	Instruments	Instruments	Agreements	Total
Financial Assets
Gross amount of recognized assets	$1,805	$1,244	$-	$3,049
Gross amounts offset	(924)	-	-	(924)
Net amount of assets	881	1,244	-	2,125
Gross amounts not offset:
Cash collateral received	(623)	-	-	(623)
Net amount	$258	$1,244	$-	$1,502

Financial Liabilities
Gross amount of recognized liabilities	$242	$1,156	$2,600	$3,998
Gross amounts offset	(55)	-	-	(55)
Net amount of liabilities	187	1,156	2,600	3,943
Gross amounts not offset:
Cash collateral received	-	-	(2,600)	(2,600)
Net amount	$187	$1,156	$-	$1,343

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 23% and 22% for the three months ended March 31, 2014 and 2013, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deductions, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	March 31,	December 31,
	2014	2013
Return of Net Deposits
Total account value	$80,976	$79,391
Net amount at risk (1)	134	141
Average attained age of contract holders	61 years	61 years
Minimum Return
Total account value	$147	$151
Net amount at risk (1)	27	27
Average attained age of contract holders	73 years	73 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$25,905	$25,958
Net amount at risk (1)	557	570
Average attained age of contract holders	68 years	68 years

(1)

Represents the amount of death benefit in excess of the account balance.  There were no material changes in net amounts at risk when comparing March 31, 2014, to December 31, 2013,  as equity markets remained flat during the first three months of 2014.

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

	For the Three
	Months Ended
	March 31,
	2014	2013
Balance as of beginning-of-year	$73	$104
Changes in reserves	8	(4)
Benefits paid	(4)	(7)
Balance as of end-of-period	$77	$93

Variable Annuity Contracts

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2014	2013
Asset Type
Domestic equity	$47,331	$47,042
International equity	18,500	18,341
Bonds	25,328	24,547
Money market	11,374	10,926
Total	$102,533	$100,856

Percent of total variable annuity
separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits also includes reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 33% of total life insurance in-force reserves as of March 31, 2014,  and 41% of total sales for the three  months ended March 31, 2014.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2014.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

On June 13, 2009, a single named plaintiff filed a putative national class action in the Circuit Court of Allen County, Indiana, captioned Peter S. Bezich v. The Lincoln National Life Insurance Company (“LNL”), No. 02C01-0906-PL73, asserting he was charged a cost-of-insurance fee that exceeded the applicable mortality charge, and that this fee breached the terms of the insurance contract.  We dispute the allegations and are vigorously defending this matter.  Plaintiffs have filed a motion for class certification.  We expect a ruling on class certification this summer.

During 2013, we entered into a Global Resolution Agreement with multiple jurisdictions’ treasury and controller offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds.  Under the terms of the Global Resolution Agreement, a third-party auditor acting on behalf of the signatory jurisdictions will compare expanded matching criteria to the Social Security Death Master File (“SSDMF”) to identify deceased insureds and contract holders where a valid claim has not been made.  In addition, we entered into a Regulatory Settlement Agreement with the insurance regulators of 52 jurisdictions to settle regulatory inquiries and examinations with respect to our processes for identifying and paying claims and benefits in the future.  As part of the settlement, we have agreed to reimburse the participating jurisdictions $12.6 million for the costs of such examinations.  The Regulatory Settlement Agreement applies prospectively and requires us to adopt and implement additional procedures comparing our records to the SSDMF to identify unclaimed death benefits, and prescribes procedures for identifying and locating beneficiaries once deaths are identified.

See Note 13 in our 2013 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Series A Preferred Stock
Balance as of beginning-of-period	-	9,532
Balance as of end-of-period	-	9,532

Common Stock
Balance as of beginning-of-period	262,896,701	271,402,586
Stock issued for exercise of warrants	3,044,765	-
Stock compensation/issued for benefit plans	728,515	427,429
Retirement/cancellation of shares	(2,987,819)	(3,372,457)
Balance as of end-of-period	263,682,162	268,457,558

Common Stock as of End-of-Period
Assuming conversion of preferred stock	263,682,162	268,610,070
Diluted basis	270,379,143	277,230,360

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Weighted-average shares, as used in basic calculation	262,738,542	270,265,766
Shares to cover exercise of outstanding warrants	7,194,803	10,150,108
Shares to cover conversion of preferred stock	-	152,512
Shares to cover non-vested stock	1,559,679	1,282,721
Average stock options outstanding during the period	3,898,853	1,726,615
Assumed acquisition of shares with assumed proceeds	(1,514,514)	(3,630,023)
from exercising outstanding warrants
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(2,699,754)	(1,272,272)
Shares repurchaseable from measured but	(105,046)	(83,328)
unrecognized stock option expense
Average deferred compensation shares	1,042,441	-
Weighted-average shares, as used in diluted calculation	272,115,004	278,592,099

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the three months ended March 31, 2014, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for this period, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $1 million for the three months ended March 31, 2014.

The income used in the calculation of our diluted EPS is our net income (loss) reduced by preferred stock dividends.

Accumulated OCI (“AOCI”)

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Three
	Months Ended
	March 31,
	2014	2013
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,609	$4,066
Unrealized holding gains (losses) arising during the period	2,003	(732)
Change in foreign currency exchange rate adjustment	2	(13)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(604)	286
Income tax benefit (expense)	(490)	161
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	2	(6)
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(8)
Income tax benefit (expense)	2	5
Balance as of end-of-period	$2,523	$3,777
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(78)	$(107)
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(7)	(7)
Change in DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	2	2
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	7	43
Change in DAC, VOBA, DSI and DFEL	(1)	(5)
Income tax benefit (expense)	(2)	(14)
Balance as of end-of-period	$(79)	$(87)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$256	$163
Unrealized holding gains (losses) arising during the period	(30)	48
Change in foreign currency exchange rate adjustment	(2)	11
Change in DAC, VOBA, DSI and DFEL	-	2
Income tax benefit (expense)	11	(22)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(6)	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	2	-
Balance as of end-of-period	$239	$203
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(5)	$(4)
Foreign currency translation adjustment arising during the period	(5)	(3)
Income tax benefit (expense)	-	1
Balance as of end-of-period	$(10)	$(6)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(219)	$(310)
Adjustment arising during the period	(1)	6
Income tax benefit (expense)	-	(2)
Balance as of end-of-period	$(220)	$(306)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2014	2013
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$2	$(6)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(7)	(8)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	(5)	(14)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	2	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$(3)	$(9)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$7	$43	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	(1)	(5)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	6	38	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(2)	(14)	Federal income tax expense (benefit)
Reclassification, net of income tax	$4	$24	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(7)	$(5)	Net investment income
Interest rate contracts	1	1	Interest and debt expense
Foreign currency contracts	-	2	Net investment income
Total gross reclassifications	(6)	(2)
Associated amortization of DAC,
VOBA, DSI and DFEL	-	1	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	(6)	(1)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	2	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$(4)	$(1)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Total realized gain (loss) related to certain investments (1)	$(5)	$(14)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(20)	9
Indexed annuity and universal life net derivatives results: (3)
Gross gain (loss)	(23)	(13)
Associated amortization of DAC, VOBA, DSI and DFEL	5	2
Variable annuity net derivatives results: (4)
Gross gain (loss)	31	(50)
Associated amortization of DAC, VOBA, DSI and DFEL	(6)	7
Total realized gain (loss)	$(18)	$(59)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

LNC stock-based awards granted were as follows:

For the
Three
Months
Ended
March 31,
2014
10-year LNC stock options	476,845
Performance shares	177,315
SARs	62,887
RSUs	432,810
Non-employee:
Agent stock options	86,615
Director RSUs	8,200

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$82,988	$82,988	$80,078	$80,078
VIEs' fixed maturity securities	597	597	697	697
Equity securities	207	207	201	201
Trading securities	2,316	2,316	2,282	2,282
Mortgage loans on real estate	7,089	7,315	7,210	7,386
Derivative investments (1)	1,044	1,044	881	881
Other investments	1,237	1,237	1,218	1,218
Cash and invested cash	1,849	1,849	2,364	2,364
Other assets – GLB reserves embedded derivatives (2)	1,022	1,022	-	-
Separate account assets	118,968	118,968	117,135	117,135

Liabilities
Future contract benefits:
Indexed annuity and universal life contracts
embedded derivatives	(1,090)	(1,090)	(1,048)	(1,048)
GLB reserves embedded derivatives	-	-	1,244	1,244
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(781)	(781)	(809)	(809)
Account values of certain investment contracts	(29,291)	(30,741)	(29,078)	(30,574)
Short-term debt	-	-	(501)	(500)
Long-term debt	(5,380)	(5,903)	(5,320)	(5,762)
Reinsurance related embedded derivatives	(135)	(135)	(108)	(108)
VIEs' liabilities – derivative instruments	(22)	(22)	(27)	(27)
Other liabilities:
Credit default swaps	(2)	(2)	(2)	(2)
Derivative liabilities (1)	(116)	(116)	(187)	(187)
GLB reserves embedded derivatives (2)	(43)	(43)	-	-

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Portions of our GLB reserves embedded derivatives are ceded to our third-party reinsurance counterparties. Refer to Note 5 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2014, and December 31, 2013, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2014, or December 31, 2013, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of our 2013 Form 10-K:

	As of March 31, 2014
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$62	$69,661	$1,958	$71,681
U.S. government bonds	367	21	-	388
Foreign government bonds	-	452	107	559
RMBS	-	4,240	1	4,241
CMBS	-	682	21	703
CLOs	-	46	195	241
State and municipal bonds	-	4,175	29	4,204
Hybrid and redeemable preferred securities	44	872	55	971
VIEs' fixed maturity securities	-	597	-	597
Equity AFS securities	7	38	162	207
Trading securities	-	2,263	53	2,316
Derivative investments (1)	-	858	1,065	1,923
Cash and invested cash	-	1,849	-	1,849
Other assets – GLB reserves embedded derivatives	-	-	1,022	1,022
Separate account assets	1,320	117,648	-	118,968
Total assets	$1,800	$203,402	$4,668	$209,870

Liabilities
Future contract benefits – indexed annuity
and universal life contracts embedded derivatives	$-	$-	$(1,090)	$(1,090)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(135)	-	(135)
VIEs' liabilities – derivative instruments	-	-	(22)	(22)
Other liabilities:
Credit default swaps	-	-	(2)	(2)
Derivative liabilities (1)	-	(741)	(254)	(995)
GLB reserves embedded derivatives	-	-	(43)	(43)
Total liabilities	$-	$(2,079)	$(1,411)	$(3,490)

	As of December 31, 2013
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$67,164	$1,711	$68,935
U.S. government bonds	346	21	-	367
Foreign government bonds	-	470	79	549
RMBS	-	4,349	1	4,350
CMBS	-	708	20	728
CLOs	-	46	179	225
State and municipal bonds	-	3,891	28	3,919
Hybrid and redeemable preferred securities	40	899	66	1,005
VIEs' fixed maturity securities	102	595	-	697
Equity AFS securities	3	37	161	201
Trading securities	-	2,230	52	2,282
Derivative investments (1)	-	340	1,518	1,858
Cash and invested cash	-	2,364	-	2,364
Separate account assets	1,767	115,368	-	117,135
Total assets	$2,318	$198,482	$3,815	$204,615

Liabilities
Future contract benefits:
Indexed annuity and universal life contracts
embedded derivatives	$-	$-	$(1,048)	$(1,048)
GLB reserves embedded derivatives	-	-	1,244	1,244
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(108)	-	(108)
VIEs' liabilities – derivative instruments	-	-	(27)	(27)
Other liabilities:
Credit default swaps	-	-	(2)	(2)
Derivative liabilities (1)	-	(912)	(252)	(1,164)
Total liabilities	$-	$(2,223)	$(85)	$(2,308)

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2014
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,711	$3	$25	$19	$200	$1,958
Foreign government bonds	79	-	3	-	25	107
RMBS	1	-	-	-	-	1
CMBS	20	-	1	(6)	6	21
CLOs	179	-	1	7	8	195
State and municipal bonds	28	-	1	-	-	29
Hybrid and redeemable
preferred securities	66	-	(1)	-	(10)	55
Equity AFS securities	161	-	1	-	-	162
Trading securities	52	1	3	(1)	(2)	53
Derivative investments	1,266	(108)	134	(55)	(426)	811
Other assets – GLB reserves
embedded derivatives (5)	27	(249)	-	-	1,244	1,022
Future contract benefits: (5)
Indexed annuity and universal life
contracts embedded derivatives	(1,048)	(49)	-	7	-	(1,090)
GLB reserves embedded derivatives	1,244	-	-	-	(1,244)	-
VIEs' liabilities – derivative instruments (6)	(27)	5	-	-	-	(22)
Other liabilities:
Credit default swaps (7)	(2)	-	-	-	-	(2)
GLB reserves embedded derivatives (5)	(27)	(16)	-	-	-	(43)
Total, net	$3,730	$(413)	$168	$(29)	$(199)	$3,257

	For the Three Months Ended March 31, 2013
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,505	$-	$12	$156	$152	$1,825
U.S. government bonds	1	-	-	(1)	-	-
Foreign government bonds	46	-	-	30	-	76
RMBS	3	-	-	(2)	-	1
CMBS	27	(1)	2	(1)	-	27
CLOs	154	(1)	2	(6)	-	149
State and municipal bonds	32	-	-	-	-	32
Hybrid and redeemable
preferred securities	118	-	5	-	(21)	102
Equity AFS securities	87	-	2	21	-	110
Trading securities	56	1	(2)	(1)	-	54
Derivative investments	2,026	(258)	40	27	-	1,835
Future contract benefits: (5)
Indexed annuity and universal life
contracts embedded derivatives	(732)	(130)	-	9	-	(853)
GLB reserves embedded derivatives	(909)	710	-	-	-	(199)
VIEs' liabilities – derivative instruments (6)	(128)	15	-	-	-	(113)
Other liabilities – credit default swaps (7)	(11)	1	-	-	-	(10)
Total, net	$2,275	$337	$61	$232	$131	$3,036

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
(2)

Transfers in or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-period.  For AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in prior periods.

(3)

Transfers in or out of Level 3 for GLB reserves embedded derivatives represent reclassifications between future contract benefits, other assets and other liabilities on our Consolidated Balance Sheets.

(4)

Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).  Gains (losses) from sales, maturities, settlements and calls and OTTI are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(5)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(6)	Gains (losses) from sales, maturities, settlements and calls are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(7)	The changes in fair value of the credit default swaps and contingency forwards are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$145	$(10)	$(58)	$(16)	$(42)	$19
CMBS	-	-	-	(6)	-	(6)
CLOs	12	-	-	(5)	-	7
Trading securities	1	-	-	(2)	-	(1)
Derivative investments	36	(20)	(71)	-	-	(55)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(25)	-	-	32	-	7
Total, net	$169	$(30)	$(129)	$3	$(42)	$(29)

	For the Three Months Ended March 31, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$183	$(2)	$(4)	$(15)	$(6)	$156
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	30	-	-	-	-	30
RMBS	-	-	-	(2)	-	(2)
CMBS	-	-	-	(1)	-	(1)
CLOs	-	-	-	(6)	-	(6)
Equity AFS securities	25	(4)	-	-	-	21
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	32	53	(58)	-	-	27
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(19)	-	-	28	-	9
Total, net	$251	$47	$(62)	$2	$(6)	$232

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2014	2013
Derivative investments (1)	$(110)	$(197)
Credit default swaps (1)	-	1
VIEs' liabilities – derivative instruments (2)	5	15
Embedded derivatives: (1)
Indexed annuity and universal life contracts	(24)	(23)	.
GLB reserves	(172)	761
Total, net	$(301)	$557

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2014			March 31, 2013
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$260	$(60)	$200	$158	$(6)	$152
Foreign government bonds	25	-	25	-	-	-
CMBS	6	-	6	-	-	-
CLOs	8	-	8	-	-	-
Hybrid and redeemable preferred
securities	12	(22)	(10)	5	(26)	(21)
Trading securities	4	(6)	(2)	-	-	-
Derivative investments	-	(426)	(426)	-	-	-
Other assets – GLB reserves embedded
derivatives	1,244	-	1,244	-	-	-
Future contract benefits:
GLB reserves embedded derivatives	-	(1,244)	(1,244)	-	-	-
Total, net	$1,559	$(1,758)	$(199)	$163	$(32)	$131

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2014 and 2013, our investments transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out for GLB reserves embedded derivatives represent reclassifications between future contract benefits and other assets.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three months ended March 31, 2014 and 2013, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2014:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,360	Discounted cash flow	Liquidity/duration adjustment (1)	0.7%	-	9.5%
Foreign government bonds	80	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	3.7%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	1.7%	-	2.3%
Equity AFS and trading
securities	29	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	6.2%
Other assets – GLB reserves
embedded derivatives	1,022	Discounted cash flow	Long-term lapse rate (2)	1%	-	27%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	77%	-	132%
			NPR (5)	0%	-	0.49%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%
Liabilities
Future contract benefits – indexed
annuity and universal life
contracts embedded derivatives	(1,090)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (6)			(9)
Other liabilities – GLB reserves
embedded derivatives	(43)	Discounted cash flow	Long-term lapse rate (2)	1%	-	27%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	77%	-	132%
			NPR (5)	0%	-	0.49%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%

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

(5)	The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.
(6)	The mortality rate input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.
(7)

The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed income assets.  Fair value of the variable annuity GLB embedded derivatives would increase if higher volatilities were used for valuation.

(8)	The mortality rate is based on a combination of company and industry experience, adjusted for improvement factors.
(9)

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

Changes in any of the significant inputs presented in the table above may result in a significant change in the fair value measurement of the asset or liability as follows:

•	Investments – An increase in the liquidity/duration adjustment input would result in a decrease in the fair value measurement.
•	Indexed annuity and universal life contracts embedded derivatives – An increase in the lapse rate or mortality rate inputs would result in a decrease in the fair value measurement.
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

As part of our on-going valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” in Note 1 of our 2013 Form 10-K.

13.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 22 of our 2013 Form 10-K for a brief description of these segments and Other Operations.

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

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013
Revenues
Operating revenues:
Annuities	$909	$777
Retirement Plan Services	271	260
Life Insurance	1,337	1,241
Group Protection	610	550
Other Operations	106	102
Excluded realized gain (loss), pre-tax	(58)	(91)
Amortization of deferred gain arising
from reserve changes on business
sold through reinsurance, pre-tax	1	1
Amortization of DFEL associated
with benefit ratio unlocking, pre-tax	-	(1)
Total revenues	$3,176	$2,839

	For the Three
	Months Ended
	March 31,
	2014	2013
Net Income (Loss)
Income (loss) from operations:
Annuities	$216	$159
Retirement Plan Services	39	35
Life Insurance	120	112
Group Protection	20	14
Other Operations	(30)	(35)
Excluded realized gain (loss), after-tax	(38)	(60)
Benefit ratio unlocking, after-tax	2	14
Net income (loss)	$329	$239

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2014, compared with December 31, 2013, and the results of operations for the three months ended March 31, 2014, compared with the corresponding period in 2013 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and our current reports on Form 8-K filed in 2014.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Financial information that follows is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  See Note 1 in our 2013 Form 10-K for a discussion of GAAP.

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

•	Actions taken by reinsurers to raise rates on in-force business;
•	Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits (“EGPs”) and demand for our products;
•

Rapidly increasing interest rates causing contract holders to surrender life insurance and annuity policies, thereby causing realized investment losses, and reduced hedge performance related to variable annuities;

•

Uncertainty about the effect of rules and regulations to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) on us and the economy and financial services sector in particular;

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
•

Interruption in telecommunication, information technology or other operational systems or failure to safeguard the confidentiality or privacy of sensitive data on such systems from cyber attacks or other breaches of our data security systems;

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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2013 Form 10-K.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Our current market conditions, significant operational matters, industry trends, issues and outlook are described in “Introduction – Executive Summary” of our 2013 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

Critical Accounting Policies and Estimates

The MD&A included in our 2013 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2013 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2013 Form 10-K.

DAC, VOBA, DSI and DFEL

Reversion to the Mean (“RTM”)

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our RTM process, as discussed in our 2013 Form 10-K.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 16% followed by growth going forward of 7% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of March 31, 2014, we would have recorded a favorable unlocking of approximately $330 million, pre-tax, for Annuities, approximately $30 million, pre-tax, for Retirement Plan Services, and approximately $45 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2014:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$480	$70,591	$-	$71,071
Priced by independent broker
quotations	-	-	1,903	1,903
Priced by matrices	-	12,573	-	12,573
Priced by other methods (1)	-	-	1,489	1,489
Total	$480	$83,164	$3,392	$87,036

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2013 Form 10-K and Note 12 herein.

As of March 31, 2014, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of March 31, 2014,  we used broker quotes for 63 securities as our final price source, representing approximately 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Form 10-K.

Guaranteed Living Benefits (“GLB”)

Within our individual annuity business, approximately 72% of our variable annuity account values contained GLB features as of March 31, 2014.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of March 31, 2014 and 2013, 4% and 6%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2014 and 2013, was $307 million and $415 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to net income, which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the non-performance risk (“NPR”) component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of March 31, 2014, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(90)	$(21)	$(5)	$(3)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(16)	$(4)	$(3)	$(14)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$6	$3	$(3)	$(6)

The following table shows the effect (dollars in millions) of indicated changes in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Effect to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(12)
Scenario 2	-10%	-25.0 bps	+2%	(44)
Scenario 3	-20%	-50.0 bps	+4%	(181)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of March 31, 2014, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3 in our 2013 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$216	$159	36%
Retirement Plan Services	39	35	11%
Life Insurance	120	112	7%
Group Protection	20	14	43%
Other Operations	(30)	(35)	14%
Excluded realized gain (loss), after-tax	(38)	(60)	37%
Benefit ratio unlocking, after-tax	2	14	-86%
Net income (loss)	$329	$239	38%

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Deposits
Annuities	$3,379	$3,219	5%
Retirement Plan Services	1,758	1,667	5%
Life Insurance	1,266	1,240	2%
Total deposits	$6,403	$6,126	5%

Net Flows
Annuities	$695	$885	-21%
Retirement Plan Services	(361)	344	NM
Life Insurance	829	848	-2%
Total net flows	$1,163	$2,077	-44%

	As of March 31,
	2014	2013	Change
Account Values
Annuities	$116,784	$101,414	15%
Retirement Plan Services	51,851	46,442	12%
Life Insurance	40,552	38,018	7%
Total account values	$209,187	$185,874	13%

Comparison of the Three Months Ended March 31, 2014 to 2013

Net income increased due primarily to the following:

•	Growth in account values, insurance in force and group earned premiums;
•	Lower losses on variable annuity net derivatives results during 2014; and
•	More favorable investment income on alternative investments.

The increase in net income was partially offset primarily by the following:

•	Higher death claims in our Life Insurance segment and unfavorable disability results in our Group Protection segment; and
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Operating Revenues
Insurance premiums (1)	$45	$33	36%
Fee income	464	369	26%
Net investment income	259	257	1%
Operating realized gain (loss) (2)	39	31	26%
Other revenues (3)	102	87	17%
Total operating revenues	909	777	17%
Operating Expenses
Interest credited	154	153	1%
Benefits	87	65	34%
Commissions and other expenses	402	365	10%
Total operating expenses	643	583	10%
Income (loss) from operations before taxes	266	194	37%
Federal income tax expense (benefit)	50	35	43%
Income (loss) from operations	$216	$159	36%

(1)	Includes primarily our income annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2014 to 2013

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset primarily by the following:

•

Higher commissions and other expenses due to higher account values, resulting in higher trail commissions, and higher incentive compensation as a result of higher earnings and production performance relative to planned goals.  These increases were partially offset by higher average equity markets than our model projections assumed resulting in a lower amortization rate.

•	Higher benefits attributable to an increase in the growth in benefit reserves due to a higher proportion of account values covered by guaranteed living benefit riders.

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

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for the three months ended March 31, 2014, compared to 8% for the corresponding period in 2013.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2013 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Fee Income
Mortality, expense and other assessments	$457	$364	26%
Surrender charges	8	5	60%
DFEL:
Deferrals	(8)	(5)	-60%
Amortization, net of interest	7	5	40%
Total fee income	$464	$369	26%

	As of or For the Three
	Months Ended
	March 31,
	2014	2013	Change
Variable Account Value Information
Variable annuity deposits (1)	$2,291	$2,157	6%
Increases (decreases) in variable annuity
account values:
Net flows (1)	103	333	-69%
Change in market value (1)	788	3,715	-79%
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	798	762	5%
Variable annuity account values (1)	95,512	80,312	19%
Average daily variable annuity account
values (1)	94,058	78,489	20%
Average daily S&P 500	1,835	1,515	21%

(1)	Excludes the fixed portion of variable.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and variable fund returns.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB products; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2013 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$216	$227	-5%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	4	4	0%
Surplus investments (2)	39	26	50%
Total net investment income	$259	$257	1%

Interest Credited
Amount provided to contract holders	$146	$144	1%
DSI deferrals	(2)	(2)	0%
Interest credited before DSI amortization	144	142	1%
DSI amortization	10	11	-9%
Total interest credited	$154	$153	1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2014	2013	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.55%	4.78%	(23)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.08%	0.09%	(1)
Net investment income yield on reserves	4.63%	4.87%	(24)
Interest rate credited to contract holders	2.81%	2.77%	4
Interest rate spread	1.82%	2.10%	(28)

	As of or For the Three
	Months Ended
	March 31,
	2014	2013	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$1,088	$1,062	2%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	592	552	7%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(798)	(762)	-5%
Reinvested interest credited (1)	192	278	-31%
Fixed annuity account values (1)	21,272	21,102	1%
Average fixed account values (1)	21,224	21,056	1%
Average invested assets on reserves	19,102	18,980	1%

(1)	Includes the fixed portion of variable.

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

Benefits

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking on benefit reserves associated with our guaranteed death benefit riders.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Commissions and Other Expenses
Commissions:
Deferrable	$146	$142	3%
Non-deferrable	104	87	20%
General and administrative expenses	105	95	11%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	1	0%
Taxes, licenses and fees	13	10	30%
Total expenses incurred, excluding
broker-dealer	369	335	10%
DAC deferrals	(165)	(163)	-1%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	204	172	19%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	100	103	-3%
Unlocking	-	2	-100%
Broker-dealer expenses incurred	98	88	11%
Total commissions and other
expenses	$402	$365	10%

DAC Deferrals
As a percentage of sales/deposits	4.9%	5.1%

(1)

Includes reimbursements to Annuities from the Life Insurance segment for reserve financing, net of expenses incurred by Annuities for its use of letters of credit (“LOCs”).  The inter-segment amounts are not reported on our Consolidated Statements of Comprehensive Income (Loss).

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Operating Revenues
Fee income	$61	$56	9%
Net investment income	207	202	2%
Other revenues (1)	3	2	50%
Total operating revenues	271	260	4%
Operating Expenses
Interest credited	118	117	1%
Commissions and other expenses	100	95	5%
Total operating expenses	218	212	3%
Income (loss) from operations before taxes	53	48	10%
Federal income tax expense (benefit)	14	13	8%
Income (loss) from operations	$39	$35	11%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of the Three Months Ended March 31, 2014 to 2013

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily account values.
•

Higher net investment income, net of interest credited, driven by more favorable investment income on alternative investments within our surplus portfolio.  These increases were partially offset by spread compression due to new money rates averaging below our current portfolio yields.

The increase in income from operations was partially offset primarily by higher commissions and other expenses due to higher incentive compensation as a result of higher earnings and production performance relative to planned goals.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 16% for the three months ended March 31, 2014, compared to 12% for the corresponding period in 2013.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 33% and 35% as of March 31, 2014 and 2013, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2013 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Fee Income
Annuity expense assessments	$49	$46	7%
Mutual fund fees	12	9	33%
Total expense assessments	61	55	11%
Surrender charges	-	1	-100%
Total fee income	$61	$56	9%

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-year	$8,203	$7,001	17%
Gross deposits	470	407	15%
Withdrawals and deaths	(510)	(409)	-25%
Net flows	(40)	(2)	NM
Transfers between fixed and variable
accounts	-	(14)	100%
Investment increase and change in
market value	60	388	-85%
Balance as of end-of-period	$8,223	$7,373	12%

Mid – Large Market:
Balance as of beginning-of-year	$26,468	$21,050	26%
Gross deposits	1,111	1,099	1%
Withdrawals and deaths	(1,213)	(532)	NM
Net flows	(102)	567	NM
Transfers between fixed and variable
accounts	9	13	-31%
Investment increase and change in
market value	333	1,146	-71%
Balance as of end-of-period	$26,708	$22,776	17%

Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-year	$16,947	$15,880	7%
Gross deposits	177	161	10%
Withdrawals and deaths	(396)	(382)	-4%
Net flows	(219)	(221)	1%
Investment increase and change in
market value	192	634	-70%
Balance as of end-of-period	$16,920	$16,293	4%

Total Annuities and Mutual Funds:
Balance as of beginning-of-year	$51,618	$43,931	17%
Gross deposits	1,758	1,667	5%
Withdrawals and deaths	(2,119)	(1,323)	-60%
Net flows	(361)	344	NM
Transfers between fixed and variable
accounts	9	(1)	NM
Investment increase and change in
market value	585	2,168	-73%
Balance as of end-of-period	$51,851	$46,442	12%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three
	Months Ended
	March 31,
	2014	2013	Change
Variable Account Value Information
Variable annuity deposits (1)	$361	$437	-17%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(229)	(86)	NM
Change in market value (1)	164	930	-82%
Transfers from the variable portion
of variable annuity products
to the fixed portion of
variable annuity products	(55)	(78)	29%
Variable annuity account values (1)	15,190	14,233	7%
Average daily variable annuity account
values (1)	15,122	13,970	8%
Average daily S&P 500	1,835	1,515	21%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$184	$184	0%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	5	4	25%
Surplus investments (2)	18	14	29%
Total net investment income	$207	$202	2%

Interest Credited	$118	$117	1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2014	2013	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.89%	5.02%	(13)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.12%	0.10%	2
Net investment income yield on reserves	5.01%	5.12%	(11)
Interest rate credited to contract holders	3.06%	3.14%	(8)
Interest rate spread	1.95%	1.98%	(3)

	As of or For the Three
	Months Ended
	March 31,
	2014	2013	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$508	$443	15%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(91)	(13)	NM
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	55	78	-29%
Reinvested interest credited (1)	116	113	3%
Fixed annuity account values (1)	15,397	14,896	3%
Average fixed account values (1)	15,373	14,809	4%
Average invested assets on reserves	15,149	14,755	3%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Commissions and Other Expenses
Commissions:
Deferrable	$3	$4	-25%
Non-deferrable	15	14	7%
General and administrative expenses	73	72	1%
Taxes, licenses and fees	7	5	40%
Total expenses incurred	98	95	3%
DAC deferrals	(8)	(9)	11%
Total expenses recognized before
amortization	90	86	5%
DAC and VOBA amortization, net of
interest	10	9	11%
Total commissions and other
expenses	$100	$95	5%

DAC Deferrals
As a percentage of annuity sales/deposits	0.9%	1.0%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Operating Revenues
Insurance premiums (1)	$132	$113	17%
Fee income	574	533	8%
Net investment income	624	585	7%
Operating realized gain (loss) (2)	1	2	-50%
Other revenues	6	8	-25%
Total operating revenues	1,337	1,241	8%
Operating Expenses
Interest credited	334	320	4%
Benefits	541	505	7%
Commissions and other expenses	284	249	14%
Total operating expenses	1,159	1,074	8%
Income (loss) from operations before taxes	178	167	7%
Federal income tax expense (benefit)	58	55	5%
Income (loss) from operations	$120	$112	7%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended March 31, 2014 to 2013

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force.
•	Higher net investment income, net of interest credited, driven by more favorable investment income on alternative investments.

This increase in income from operations was partially offset primarily by the following:

•	Higher benefits due to higher death claims.
•	Higher commissions and other expenses due to growth in business in force and lower margins than our model projections assumed.

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

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”), respectively.  During the third quarter of 2013, the New York State Department of Financial Services (“NYDFS”) announced that it would not recognize the National Association of Insurance Commissioners (“NAIC”) revisions in its application of Regulation 147, which is the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, effective as of December 31, 2013, impacts New York-domiciled companies, including our New York-domiciled insurance subsidiary, the Lincoln Life & Annuity Company of New York (“LLANY”).  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  In 2013, we began phasing in the increase in reserves over a five-year period, which totaled $180 million as of March 31, 2014.  The additional increase in reserves over the remaining years is subject to on-going discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.    For more discussion of our strategies to lessen the burden of increased AG38 and XXX statutory reserves associated with UL products containing secondary guarantees and term products containing long-term premium guarantees on our insurance subsidiaries, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain” in our 2013 Form 10-K.

Included in the LOCs issued as of March  31, 2014, was approximately $3.2 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.2 billion of such LOCs were issued for UL products containing secondary guarantees  (approximately $1.8 billion will expire in 2031, and approximately $350 million will expire in 2018).  Approximately $1.0 billion of such LOCs were issued for term business solutions (approximately $880 million will expire in 2023, and approximately $155 million is automatically renewable until 2023).  We have also used the proceeds from senior note issuances of approximately $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market alternatives lower the capital effect of term and UL products containing secondary guarantees.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force term and UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Subsidiaries’ Statutory Reserving and Surplus” herein and “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2013 Form 10-K for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

We expect to manage the effects of spreads on near-term income from operations through portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.

For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2013 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Fee Income
Mortality assessments	$346	$332	4%
Expense assessments	228	213	7%
Surrender charges	15	16	-6%
DFEL:
Deferrals	(73)	(77)	5%
Amortization, net of interest	58	49	18%
Total fee income	$574	$533	8%

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Sales by Product
UL:
Excluding MoneyGuard® and indexed UL	$21	$31	-32%
MoneyGuard®	34	46	-26%
Indexed UL	18	9	100%
Total UL	73	86	-15%
VUL	46	23	100%
COLI and BOLI	3	26	-88%
Term	23	16	44%
Total sales	$145	$151	-4%

Net Flows
Deposits	$1,266	$1,240	2%
Withdrawals and deaths	(437)	(392)	-11%
Net flows	$829	$848	-2%

Contract Holder Assessments	$853	$828	3%

	As of March 31,
	2014	2013	Change
Account Values
UL	$30,814	$29,727	4%
VUL	7,470	6,032	24%
Interest-sensitive whole life	2,268	2,259	0%
Total account values	$40,552	$38,018	7%

In-Force Face Amount
UL and other	$319,414	$311,588	3%
Term insurance	303,200	282,463	7%
Total in-force face amount	$622,614	$594,051	5%

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

Sales in the table above and as discussed above were reported as follows:

•	MoneyGuard®, our linked-benefit product – 15% of total expected premium deposits;
•	Single premium bank-owned UL and VUL (“BOLI”) – 15% of single premium deposits;
•

UL, VUL, and corporate-owned UL and VUL (“COLI”) – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums; and

•	Term – 100% of annualized first year premiums.

UL products with secondary guarantees represented approximately 12% of sales for the three months ended March  31, 2014, as compared to approximately 18% for the corresponding period in 2013.  Changes in the marketplace and continuing efforts to increase sales of higher return products in a low interest rate environment are resulting in a shift in our business mix to products like VUL, indexed UL and term that are not primarily focused upon secondary guarantees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$564	$553	2%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	6	3	100%
Alternative investments (2)	16	-	NM
Surplus investments (3)	38	29	31%
Total net investment income	$624	$585	7%

Interest Credited	$334	$320	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2014	2013	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.46%	5.60%	(14)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.04%	0.03%	1
Alternative investments	0.18%	0.00%	18
Net investment income yield on reserves	5.68%	5.63%	5
Interest rate credited to contract holders	3.94%	3.92%	2
Interest rate spread	1.74%	1.71%	3

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.87%	5.70%	18
Commercial mortgage loan prepayment and
bond make-whole premiums	0.22%	0.05%	17
Alternative investments	0.00%	0.00%	-
Net investment income yield on reserves	6.09%	5.75%	34

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$36,851	$35,093	5%
Account values - universal and whole life	33,559	32,391	4%
Attributable to traditional products:
Invested assets on reserves	4,168	4,352	-4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Benefits
Death claims direct and assumed	$927	$865	7%
Death claims ceded	(415)	(405)	-2%
Reserves released on death	(161)	(139)	-16%
Net death benefits	351	321	9%
Change in secondary guarantee life insurance
product reserves:	120	131	-8%
Other benefits (1)	70	53	32%
Total benefits	$541	$505	7%

Death claims per $1,000 of in-force	2.27	2.17	5%

(1)	Includes primarily traditional product changes in reserves and dividends.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits include the change in secondary guarantee life insurance product reserves.  The reserve for secondary guarantees is affected by changes in expected future trends of expense assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2013 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Commissions and Other Expenses
Commissions	$163	$139	17%
General and administrative expenses	119	114	4%
Expenses associated with reserve financing	20	18	11%
Taxes, licenses and fees	42	36	17%
Total expenses incurred	344	307	12%
DAC and VOBA deferrals	(178)	(157)	-13%
Total expenses recognized before
amortization	166	150	11%
DAC and VOBA amortization,
net of interest	117	98	19%
Other intangible amortization	1	1	0%
Total commissions and other expenses	$284	$249	14%

DAC and VOBA Deferrals
As a percentage of sales	122.8%	104.0%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for 2014 and 2013, respectively, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Operating Revenues
Insurance premiums	$562	$508	11%
Net investment income	45	39	15%
Other revenues	3	3	0%
Total operating revenues	610	550	11%
Operating Expenses
Interest credited	1	1	0%
Benefits	423	384	10%
Commissions and other expenses	156	143	9%
Total operating expenses	580	528	10%
Income (loss) from operations before taxes	30	22	36%
Federal income tax expense (benefit)	10	8	25%
Income (loss) from operations	$20	$14	43%

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Income (Loss) from Operations by
Product Line
Life	$5	$(1)	NM
Disability	13	14	-7%
Dental	1	-	NM
Total non-medical	19	13	46%
Medical	1	1	0%
Income (loss) from operations	$20	$14	43%

Comparison of the Three Months Ended March  31, 2014 to 2013

Income from operations for this segment increased due primarily to higher insurance premiums driven by business growth in our non-medical products.

The increase in income from operations was partially offset by the following:

•	Higher benefits due to an increase in business and unfavorable long-term disability incidence net of lower average reserves on new claims; and
•	Higher commissions and other expenses attributable to an increase in business as well as strategic investments in technology platforms and distribution expansion efforts.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  During the first quarter of 2014, our total non-medical loss ratio of 74.8% was above our long-term expectation of 71% to 74% due primarily to elevated long-term disability incidence which was partially offset by lower average reserves on new disability claims.  Non-medical loss ratios in general are likely to remain at the high end of our long-term expectation of 71% to 74% during 2014.  For every one percent increase in the loss ratio, we would expect an approximate annual $13 million to $15 million decrease to income from operations.

We continue to evaluate the potential effects that health care reform may have on the value and profitability of this segment’s products and income from operations, including, but not limited to, potential changes to traditional sources of income for our brokers who may seek additional portfolio options and/or modification to compensation structures.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Insurance Premiums by Product Line
Life	$237	$205	16%
Disability	239	219	9%
Dental	57	51	12%
Total non-medical	533	475	12%
Medical	29	33	-12%
Total insurance premiums	$562	$508	11%

Sales	$64	$71	-10%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.  We continue to shift the business mix to employee-paid blocks of business, which we expect will improve the overall profitability of the business.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Benefits and Interest Credited by
Product Line
Life	$181	$165	10%
Disability	176	151	17%
Dental	42	39	8%
Total non-medical	399	355	12%
Medical	25	30	-17%
Total benefits and interest credited	$424	$385	10%

Loss Ratios by Product Line
Life	76.1%	80.1%
Disability	73.6%	69.1%
Dental	74.0%	77.4%
Total non-medical	74.8%	74.8%
Medical	87.6%	89.3%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Commissions and Other Expenses
Commissions	$66	$63	5%
General and administrative expenses	72	67	7%
Taxes, licenses and fees	15	13	15%
Total expenses incurred	153	143	7%
DAC deferrals	(16)	(15)	-7%
Total expenses recognized before
amortization	137	128	7%
DAC and VOBA amortization, net of
interest	19	15	27%
Total commissions and other expenses	$156	$143	9%

DAC Deferrals
As a percentage of insurance premiums	2.8%	3.0%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Operating Revenues
Net investment income	$73	$66	11%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%
Media revenues (net)	15	17	-12%
Other revenues	-	1	-100%
Total operating revenues	106	102	4%
Operating Expenses
Interest credited	27	27	0%
Benefits	30	27	11%
Media expenses	14	15	-7%
Other expenses	14	25	-44%
Interest and debt expense	67	64	5%
Total operating expenses	152	158	-4%
Income (loss) from operations before taxes	(46)	(56)	18%
Federal income tax expense (benefit)	(16)	(21)	24%
Income (loss) from operations	$(30)	$(35)	14%

Comparison of the Three Months Ended March 31, 2014 to 2013

Loss from operations for Other Operations decreased due primarily to the following:

•

Lower other expenses attributable to the effect of changes in our stock price on our deferred compensations plans, as our stock price modestly decreased during the first quarter of 2014 compared to significantly increasing during the first quarter of 2013 (see “Other Expenses” below for more information); and

•

Higher net investment income, net of interest credited, related to higher average invested assets driven by distributable earnings received from our insurance segments, partially offset by repurchases of common stock.

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
General and administrative expenses:
Legal	$1	$-	NM
Branding	5	3	67%
Other (1)	8	23	-65%
Total general and administrative	14	26	-46%
expenses
Restructuring charges	-	1	-100%
Taxes, licenses and fees	3	1	200%
Inter-segment reimbursement
associated with reserve financing
and LOC expenses (2)	(3)	(3)	0%
Total other expenses	$14	$25	-44%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$40	$32	25%
Total excluded realized gain (loss)	(58)	(91)	36%
Total realized gain (loss), pre-tax	$(18)	$(59)	69%

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(38)	$(60)	37%
Benefit ratio unlocking	2	14	-86%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(36)	$(46)	22%

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(4)	$(10)	60%
Gain (loss) on the mark-to-market on certain instruments	(13)	6	NM
Variable annuity net derivatives results:
Hedge program performance, including unlocking for
GLB reserves hedged	(14)	1	NM
GLB NPR component	7	(35)	120%
Total variable annuity net derivatives results	(7)	(34)	79%
Indexed annuity forward-starting option	(12)	(8)	-50%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(36)	$(46)	22%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended March 31, 2014 to 2013

We had lower realized losses during 2014 as compared to 2013 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Lower losses on variable annuity net derivatives results during 2014 attributable to a favorable GLB NPR component due to our associated reserves increasing and less narrowing of our credit spreads during 2014.  These losses were partially offset by unfavorable hedge program performance due to more volatile capital markets during 2014.

•	General improvements in the credit markets during 2014 leading to a decline in OTTI.
•	Lower gross realized losses related to certain investments during 2014 originating from asset sales to reposition the investment portfolio.

The lower realized losses were partially offset by losses on the mark-to-market on certain instruments during 2014 as compared to gains during 2013 attributable to losses on derivative investments (not including those associated with our variable annuity net derivatives results) and reinsurance related embedded derivatives, partially offset by an increase in the value of our trading securities due to a decrease in interest rates.

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2013 Form 10-K for a discussion of how our NPR adjustment is determined.

Operating Realized Gain (Loss)

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2013 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2013 Form 10-K for a discussion of the mark-to-market on certain instruments and Note 3 for information about consolidated variable interest entities (“VIEs”).

Variable Annuity Net Derivatives Results

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2013 Form 10-K for a discussion of our variable annuity net derivatives results.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Variable annuity hedge program assets (liabilities)	$335	$(49)	$445	$811	$1,240

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,067	$1,345	$780	$318	$(200)
NPR	(88)	(101)	(69)	(26)	1
Embedded derivative reserves	979	1,244	711	292	(199)
Insurance benefit reserves	(258)	(236)	(233)	(226)	(204)
Total variable annuity reserves – asset (liability)	$721	$1,008	$478	$66	$(403)

10-year credit default swap ("CDS") spread	1.27%	1.46%	1.74%	1.89%	1.86%
NPR factor related to 10-year CDS spread	0.13%	0.15%	0.18%	0.21%	0.19%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of March 31, 2014:

Hypothetical
Effect
NPR factor:
Down 13 basis points to zero	$(115)
Up 20 basis points	40

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

See “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2013 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
Investments
AFS securities:
Fixed maturity	$82,988	$80,078	84.5%	84.0%
VIEs' fixed maturity	597	697	0.6%	0.7%
Total fixed maturity	83,585	80,775	85.1%	84.7%
Equity	207	201	0.2%	0.2%
Trading securities	2,316	2,282	2.4%	2.4%
Mortgage loans on real estate	7,089	7,210	7.2%	7.6%
Real estate	42	47	0.0%	0.0%
Policy loans	2,687	2,677	2.7%	2.8%
Derivative investments	1,044	881	1.1%	0.9%
Alternative investments	1,052	1,002	1.1%	1.1%
Other investments	185	216	0.2%	0.3%
Total investments	$98,207	$95,291	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Form 10-K.

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

	As of March 31, 2014
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,655	$845	$67	$10,433	12.5%
Basic industry	4,871	270	74	5,067	6.1%
Capital goods	4,728	356	36	5,048	6.0%
Communications	4,008	384	43	4,349	5.2%
Consumer cyclical	4,485	336	79	4,742	5.7%
Consumer non-cyclical	9,973	908	68	10,813	12.9%
Energy	6,651	588	59	7,180	8.6%
Technology	2,675	157	42	2,790	3.3%
Transportation	1,927	137	7	2,057	2.5%
Industrial other	910	64	3	971	1.2%
Utilities	13,384	1,188	127	14,445	17.3%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,560	147	-	1,707	2.0%
Non-agency backed	1,004	45	19	1,030	1.2%
Mortgage pass through securities ("MPTS"):
Agency backed	1,438	74	9	1,503	1.8%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	685	36	18	703	0.8%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	225	1	4	222	0.3%
Commercial real estate ("CRE") CDOs	21	-	2	19	0.0%
Credit card	673	29	-	702	0.8%
Home equity	669	27	61	635	0.8%
Manufactured housing	57	5	-	62	0.1%
Auto loan	1	-	-	1	0.0%
Other	373	20	3	390	0.5%
Municipals:
Taxable	3,613	521	11	4,123	4.9%
Tax-exempt	80	2	1	81	0.1%
Government and government agencies:
United States	1,325	125	12	1,438	1.7%
Foreign	1,937	179	14	2,102	2.5%
Hybrid and redeemable preferred securities	917	97	43	971	1.2%
Total fixed maturity AFS securities	77,846	6,541	802	83,585	100.0%
Equity AFS Securities	186	21	-	207
Total AFS securities	78,032	6,562	802	83,792
Trading Securities (1)	2,030	296	10	2,316
Total AFS and trading securities	$80,062	$6,858	$812	$86,108

	As of December 31, 2013
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,542	$695	$112	$10,125	12.5%
Basic industry	4,771	216	141	4,846	6.0%
Capital goods	4,720	283	73	4,930	6.1%
Communications	3,933	291	79	4,145	5.1%
Consumer cyclical	4,401	271	121	4,551	5.6%
Consumer non-cyclical	9,938	719	145	10,512	13.0%
Energy	6,503	485	124	6,864	8.5%
Technology	2,634	117	72	2,679	3.3%
Transportation	1,925	107	12	2,020	2.5%
Industrial other	938	57	10	985	1.2%
Utilities	12,997	903	247	13,653	16.9%
CMOs:
Agency backed	1,671	151	-	1,822	2.3%
Non-agency backed	988	36	27	997	1.2%
MPTS:
Agency backed	1,475	69	14	1,530	1.9%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	713	36	21	728	0.9%
ABS:
CLOs	209	-	4	205	0.3%
CRE CDOs	23	-	3	20	0.0%
Credit card	672	24	-	696	0.9%
Home equity	690	25	74	641	0.8%
Manufactured housing	59	5	-	64	0.1%
Auto loan	1	-	-	1	0.0%
Other	377	21	6	392	0.5%
Municipals:
Taxable	3,587	308	25	3,870	4.8%
Tax-exempt	51	-	2	49	0.1%
Government and government agencies:
United States	1,426	113	23	1,516	1.9%
Foreign	1,823	128	23	1,928	2.4%
Hybrid and redeemable preferred securities	967	89	51	1,005	1.2%
Total fixed maturity AFS securities	77,035	5,149	1,409	80,775	100.0%
Equity AFS Securities	182	19	-	201
Total AFS securities	77,217	5,168	1,409	80,976
Trading Securities (1)	2,027	270	15	2,282
Total AFS and trading securities	$79,244	$5,438	$1,424	$83,258

(1)

Certain of our trading securities support our modified coinsurance arrangements (“Modco”), and the investment results are passed directly to the reinsurers.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2013 Form 10-K for further details.

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2014			As of December 31, 2013
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$41,992	$45,842	54.9%	$41,483	$44,129	54.6%
2	Baa	32,130	34,035	40.7%	31,897	33,060	41.0%
Total investment grade securities		74,122	79,877	95.6%	73,380	77,189	95.6%

Below Investment Grade Securities
3	Ba	2,716	2,778	3.3%	2,603	2,627	3.3%
4	B	662	632	0.8%	701	668	0.8%
5	Caa and lower	308	269	0.3%	314	262	0.3%
6	In or near default	38	29	0.0%	37	29	0.0%
Total below investment grade securities		3,724	3,708	4.4%	3,655	3,586	4.4%
Total fixed maturity AFS securities		$77,846	$83,585	100.0%	$77,035	$80,775	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.8%	4.4%		4.7%	4.4%

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

We have identified select countries in Europe that are continuing to experience stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain and Cyprus.  These countries were identified due to above average credit spreads and political or economic uncertainty.  Our investments by country as of March 31, 2014, are presented below (in millions):

	Amortized Cost				Fair Value
	Sovereign	Financial	Other (1)	Total	Sovereign	Financial	Other (1)	Total
Spain	$-	$-	$295	$295	$-	$-	$329	$329
Italy	3	-	115	118	3	-	129	132
Ireland	-	7	106	113	-	11	104	115
Portugal	-	-	40	40	-	-	42	42
Total	$3	$7	$556	$566	$3	$11	$604	$618

(1)	Includes primarily investments in utilities and industrial securities.

We have no exposure to any issuers in Greece or Cyprus.

We manage European and other investment risks through our internal investment department and outside asset managers.  The risk management is focused on monitoring spreads, pricing and monitoring of global economic developments.

As of March 31, 2014, and December 31, 2013, 91.4% and 92.9%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of March 31, 2014,  decreased by $607 million.  As more fully described in Note 1 in our 2013 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2014, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of March 31, 2014, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$172	$18	1 to 39	17	8.1%	7.1%
Hybrid and redeemable preferred securities	221	43	1 to 52	21	N/A	N/A

As provided in the table above, many of the securities in these categories are long-dated with some of the preferred securities being perpetual.  This is purposeful as it matches the long-term nature of our liabilities associated with our life insurance and annuity products.  See “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Form 10-K where we present information related to maturities of securities and the expected cash flows for rate sensitive liabilities and maturities of our holding company debt, which also demonstrates the long-term nature of the cash flows associated with these items.  Because of this relationship, we do not believe it will be necessary to sell these securities before they recover or mature.  For these securities, the estimated range and average period until recovery is the call or maturity period.  It is difficult to predict or project when the securities will recover as it is dependent upon a number of factors including the overall economic climate.  We do not believe it is necessary to impair these securities as long as the expected future cash flows are projected to be sufficient to recover the amortized cost of these securities.

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

As reported on our Consolidated Balance Sheets, we had $100 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $87.5 billion as of March 31, 2014.  If it were necessary to liquidate investments prior to maturity or call to meet cash flow needs, we would first look to AFS securities that are in an unrealized gain position, which had a fair value of $68.8 billion, excluding consolidated VIEs in the amount of $597 million, as of March 31, 2014, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2013 Form 10-K and Note 4 for additional discussion.

As of March 31, 2014, and December 31, 2013, the estimated fair value for all private placement securities was $13.8 billion and $13.3 billion, respectively, representing 14% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 3 in this report and Note 4 in our 2013 Form 10-K.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

See “Consolidated Investments – Mortgage-Backed Securities” in our 2013 Form 10-K for a discussion of our MBS.

Our ABS home equity and RMBS had a market value of $4.4 billion and an unrealized gain of $248 million, or 6%, as of March 31, 2014.

The market value of AFS securities and trading securities backed by subprime loans was $447  million and represented less than 1% of our total investment portfolio as of March 31, 2014.   AFS securities represented $434 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of March 31, 2014.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2014:

							Subprime/
	Prime Agency		Prime/ Non-Agency		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$3,207	$2,996	$557	$537	$419	$414	$58	$56	$4,241	$4,003
ABS home equity	3	3	-	-	198	204	434	462	635	669
Total by type (2)(3)	$3,210	$2,999	$557	$537	$617	$618	$492	$518	$4,876	$4,672

Rating
AAA	$3,168	$2,960	$1	$1	$-	$-	$13	$13	$3,182	$2,974
AA	31	30	1	1	6	6	18	18	56	55
A	11	9	9	9	26	25	58	58	104	101
BBB	-	-	56	54	39	37	21	21	116	112
BB and below	-	-	490	472	546	550	382	408	1,418	1,430
Total by rating (2)(3)(4)	$3,210	$2,999	$557	$537	$617	$618	$492	$518	$4,876	$4,672

Origination Year
2004 and prior	$580	$532	$94	$92	$178	$180	$172	$182	$1,024	$986
2005	476	434	103	103	207	201	192	204	978	942
2006	97	88	116	106	178	183	91	96	482	473
2007	519	472	244	236	54	54	34	34	851	796
2008	85	77	-	-	-	-	-	-	85	77
2009	540	505	-	-	-	-	3	2	543	507
2010	518	494	-	-	-	-	-	-	518	494
2011	243	238	-	-	-	-	-	-	243	238
2012	85	90							85	90
2013	67	69	-	-	-	-	-	-	67	69
Total by origination
year (2)(3)	$3,210	$2,999	$557	$537	$617	$618	$492	$518	$4,876	$4,672

Total AFS RMBS as a
percentage of total
AFS securities									5.8%	6.0%

Total prime/non-agency,
Alt-A and
subprime/option ARM
as a percentage of
total AFS securities									2.0%	2.1%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $57 million and $56 million, respectively.
(2)

Does not include the fair value of trading securities totaling $170 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $170 million in trading securities consisted of $148 million prime, $9 million Alt-A and $13 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $162 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $162 million in trading securities consisted of $140 million prime, $9 million Alt-A and $13 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2014:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$689	$673	$14	$12	$-	$-	$703	$685
CRE CDOs	-	-	-	-	19	21	19	21
Total by type (1)(2)	$689	$673	$14	$12	$19	$21	$722	$706

Rating
AAA	$403	$389	$-	$-	$-	$-	$403	$389
AA	57	55	-	-	-	-	57	55
A	98	92	14	12	-	-	112	104
BBB	63	61	-	-	6	6	69	67
BB and below	68	76	-	-	13	15	81	91
Total by rating (1)(2)(3)	$689	$673	$14	$12	$19	$21	$722	$706

Origination Year
2004 and prior	$116	$114	$-	$-	$1	$1	$117	$115
2005	246	246	14	12	6	6	266	264
2006	105	99	-	-	12	14	117	113
2007	53	45	-	-	-	-	53	45
2010	58	54	-	-	-	-	58	54
2013	111	115	-	-	-	-	111	115
Total by origination
year (1)(2)	$689	$673	$14	$12	$19	$21	$722	$706

Total AFS securities backed
by pools of commercial
mortgages as a percentage
of total AFS securities							0.9%	0.9%

(1)

Does not include the fair value of trading securities totaling $8 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $8 million in trading securities consisted of $7 million CMBS and $1 million CRE CDOs.

(2)

Does not include the amortized cost of trading securities totaling $7 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $7 million in trading securities consisted of $6 million CMBS and $1 million CRE CDOs.

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

As of March 31, 2014, the amortized cost and fair value of our AFS exposure to Monoline insurers was $520 million and $539 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions) as of March 31, 2014, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Electric	$1,592	11.0%	$1,672	11.0%	$80	10.0%
Banking	669	4.6%	742	4.9%	73	9.1%
ABS	671	4.7%	741	4.9%	70	8.7%
Technology	804	5.6%	845	5.6%	41	5.1%
Metals and mining	647	4.5%	683	4.5%	36	4.5%
Food and beverage	539	3.7%	570	3.7%	31	3.9%
Retailers	293	2.0%	323	2.1%	30	3.7%
Chemicals	693	4.8%	721	4.7%	28	3.5%
CMO	512	3.6%	538	3.5%	26	3.2%
Independent	720	5.0%	742	4.9%	22	2.7%
Pipelines	381	2.6%	402	2.6%	21	2.6%
Property and casualty	158	1.1%	177	1.2%	19	2.4%
CMBS	176	1.2%	195	1.3%	19	2.4%
Integrated	406	2.8%	425	2.8%	19	2.4%
Entertainment	285	2.0%	304	2.0%	19	2.4%
Media – cable	249	1.7%	266	1.7%	17	2.1%
Diversified manufacturing	463	3.2%	480	3.2%	17	2.1%
Distributors	299	2.1%	315	2.1%	16	2.0%
Media – non-cable	373	2.6%	388	2.6%	15	1.9%
Industries with unrealized losses
less than $15 million	4,482	31.2%	4,685	30.7%	203	25.3%
Total by industry	$14,412	100.0%	$15,214	100.0%	$802	100.0%

Total by industry as a percentage
of total AFS securities	17.2%		19.5%		100.0%

As of March 31, 2014, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $450 million and $356 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2014		As of December 31, 2013
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$7,083	99.9%	$7,202	99.9%
Delinquent and in foreclosure (1)	6	0.1%	8	0.1%
Total mortgage loans on real estate	$7,089	100.0%	$7,210	100.0%

(1)	As of March 31, 2014, and December 31, 2013, there were three mortgage loans on real estate that were delinquent and in foreclosure.

	As of	As of
	March 31,	December 31,
	2014	2013
By Segment
Annuities	$1,419	$1,451
Retirement Plan Services	1,411	1,434
Life Insurance	3,656	3,731
Group Protection	271	278
Other Operations	332	316
Total mortgage loans on real estate	$7,089	$7,210

	As of March 31, 2014			As of March 31, 2014
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$1,956	27.6%	CA	$1,656	23.3%
Industrial	1,638	23.1%	TX	625	8.7%
Apartment	1,568	22.1%	MD	401	5.7%
Retail	1,525	21.5%	NY	387	5.5%
Mixed use	205	2.9%	NC	333	4.7%
Other commercial	142	2.0%	VA	298	4.2%
Hotel/motel	55	0.8%	GA	273	3.9%
Total	$7,089	100.0%	FL	268	3.8%
Geographic Region			OH	244	3.4%
Pacific	$2,050	28.8%	WA	241	3.4%
South Atlantic	1,684	23.8%	TN	240	3.4%
East North Central	734	10.4%	AZ	217	3.1%
Middle Atlantic	660	9.3%	PA	209	2.9%
West South Central	635	9.0%	IN	186	2.6%
Mountain	514	7.2%	MN	155	2.2%
East South Central	395	5.6%	OR	154	2.2%
West North Central	338	4.8%	IL	142	2.0%
New England	79	1.1%	Other states under 2%	1,060	15.0%
Total	$7,089	100.0%	Total	$7,089	100.0%

	As of March 31, 2014			As of March 31, 2014
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$1,187	16.7%	2014	$169	2.4%
2005	621	8.8%	2015	417	5.9%
2006	522	7.4%	2016	458	6.5%
2007	762	10.8%	2017	651	9.2%
2008	715	10.1%	2018	753	10.6%
2009	140	2.0%	2019 and thereafter	4,638	65.4%
2010	290	4.1%	Total	$7,086	100.0%
2011	832	11.7%
2012	873	12.3%
2013	1,092	15.4%
2014	52	0.7%
Total	$7,086	100.0%

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

As of March 31, 2014, and December 31, 2013, there were three impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate.  The carrying value of the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2014, and December 31, 2013, was $3 million and $8 million, respectively, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2014, and December 31, 2013, was $1 million and $5 million, respectively.  See Note 1 in our 2013 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Annuities	$10	$2	NM
Retirement Plan Services	5	1	NM
Life Insurance	25	2	NM
Group Protection	4	1	300%
Total (1)	$44	$6	NM

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2014, and December 31, 2013, alternative investments included investments in 126 and 121 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of March 31, 2014, and December 31, 2013, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $8 million and  $9 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Fixed maturity AFS securities	$1,011	$987	2%
Equity AFS securities	2	2	0%
Trading securities	33	34	-3%
Mortgage loans on real estate	95	99	-4%
Real estate	3	3	0%
Policy loans	39	38	3%
Invested cash	1	1	0%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	16	12	33%
Alternative investments (2)	44	6	NM
Consent fees	-	1	-100%
Other investments	(6)	(4)	-50%
Investment income	1,238	1,179	5%
Investment expense	(30)	(29)	-3%
Net investment income	$1,208	$1,150	5%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2014	2013	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment
expenses	5.05%	5.17%	(12)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.07%	0.05%	2
Alternative investments	0.19%	0.03%	16
Net investment income yield on invested
assets	5.31%	5.25%	6

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Average invested assets at amortized cost	$91,027	$87,690	4%

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

The increase in prepayment and make-whole premiums when comparing 2014 to 2013 was attributable primarily to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Fixed maturity AFS securities:
Gross gains	$8	$7	14%
Gross losses	(6)	(19)	68%
Equity AFS securities:
Gross gains	-	6	-100%
Gross losses	-	-	NM
Gain (loss) on other investments	-	(1)	100%
Associated amortization of DAC, VOBA,
DSI, and DFEL and changes in other
contract holder funds	(7)	(7)	0%
Total realized gain (loss) related to
certain investments, pre-tax	$(5)	$(14)	64%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2014 and 2013, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Allowance for Losses” in our 2013 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(3)	$(3)	0%
RMBS	(2)	(11)	82%
CMBS	-	(2)	100%
CRE CDOs	-	(1)	100%
Gross OTTI recognized in net income (loss)
(loss)	(5)	(17)	71%
Associated amortization of DAC, VOBA,
DSI and DFEL	2	3	-33%
Net OTTI recognized in net income
(loss), pre-tax	$(3)	$(14)	79%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$7	$7	0%
Change in DAC, VOBA, DSI and DFEL	-	(1)	100%
Net portion of OTTI recognized in OCI,
pre-tax	$7	$6	17%

The decrease in write-downs for OTTI when comparing the first three months of 2014 to the corresponding period in 2013 was attributable to declines in write-downs for OTTI on corporate bonds and structured holdings.  The improvements of the write-downs for OTTI on our RMBS and CMBS holdings were primarily attributable to gradual recovery in both residential and commercial real estate markets.

The $12 million of impairments taken during the first three months of 2014 were split between $5 million of credit-related impairments and $7 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS holdings primarily as a result of weakness within select residential real estate securities.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REINSURANCE

Certain reinsurers have sought rate increases on certain yearly renewable term treaties.  We dispute the requested rate increases under these policies.  We have initiated and will initiate arbitration proceedings, as necessary, under these policies in order to protect our contractual rights.  We do not believe the outcome of these disputes will have a material adverse effect on our financial condition.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” in our 2013 Form 10-K for a detailed discussion regarding our counterparty risk with our reinsurers, including collateral securing our reinsurance recoverable, which information is incorporated herein by reference.  For more information about reinsurance, see Note 9 in our 2013 Form 10-K.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided (used) cash of $263 million for the first three months of 2014 compared to $(251) million for the corresponding period in 2013, which was attributable primarily to timing of cash receipts and payments.    When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).  During the first three months of 2014, our payables for collateral on derivative investments increased by $308 million as falling interest rates and equity markets and more volatility increased the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 5.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Dividends from Subsidiaries
LNL	$150	$150	0%

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	34	14	143%
	$184	$164	12%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	$(6)	$(4)	-50%

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Three Months Ended March 31, 2014
			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$501	$-	$(500)	$-	$(1)	$-

Long-Term Debt
Senior notes	$3,609	$-	$-	$60	$-	$3,669
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	-	1,211
Total long-term debt	$5,320	$-	$-	$60	$-	$5,380

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

During the first quarter of 2014, we repaid a $300 million 4.75% fixed-rate senior note that matured on January 30, 2014, and a $200 million 4.75% fixed-rate senior note that matured on February 15, 2014.  Our $250 million 4.30% fixed-rate senior notes mature on June 15, 2015.  The specific resources or combination of resources that we will use to meet this maturity  will depend upon, among other things, the financial market conditions present at the time of maturity.  As of March 31, 2014, the holding company had available liquidity of $562 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12 in our 2013 Form 10-K.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of March 31, 2014.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2013 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2013 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2013 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating affiliates that reduce overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of March 31, 2014, the holding company had a net outstanding receivable of $141 million from certain subsidiaries resulting from funds borrowed by the subsidiaries in excess of amounts placed by those subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of March 31, 2014, our insurance subsidiaries had investments with a carrying value of $2.6 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

Divestitures

For a discussion of our divestitures, see Note 3  in our 2013 Form 10-K.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Common dividends to stockholders	$42	$33	27%
Repurchase of common stock	150	100	50%
Total cash returned to stockholders	$192	$133	44%

Number of shares repurchased	2.988	3.372	-11%
Average price per share	$50.22	$29.67	69%

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2014	2013	Change
Debt service (interest paid)	$68	$58	17%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

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

Interest Rate Risk

Effect of Interest Rate Sensitivity

For information about the effect of interest rate sensitivity on our income (loss) from operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity”  in our 2013 Form 10-K.

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

The following provides detail on the percentage differences between the March 31, 2014, interest rates being credited to contract holders based on the first quarter of 2014 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,317	$9,896	$31,113	$49,326	71.1%
Up to 0.50%	1,834	455	460	2,749	4.0%
0.51% to 1.00%	1,015	139	34	1,188	1.7%
1.01% to 1.50%	757	15	-	772	1.1%
1.51% to 2.00%	471	-	373	844	1.2%
2.01% to 2.50%	105	-	-	105	0.2%
2.51% to 3.00%	489	-	-	489	0.7%
3.01% or greater	233	-	-	233	0.3%
Occurring after the next twelve months (4)	6,654	-	-	6,654	9.6%
Total discretionary rate setting products	19,875	10,505	31,980	62,360	89.9%
Other contracts (5)	2,141	4,892	-	7,033	10.1%
Total account values	$22,016	$15,397	$31,980	$69,393	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	41.8%	94.2%	97.3%	79.1%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 40 basis points, 2  basis points and 4 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 133 basis points in excess of average minimum guaranteed rates.  Of our account values for these products,  24% are scheduled to reset in more than one year but not more than two years; 24% are scheduled to reset in more than two years but not more than three years; and 52% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 7 basis points in excess of average minimum guaranteed rates, and 88% of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives.  Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2013 Form 10-K for further discussion of the effects of equity markets on our RTM.

Effect of Equity Market Sensitivity

For information about the effect of equity market sensitivity on our income (loss) operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity”  in our 2013 Form 10-K.

Credit Risk

We use credit-related derivatives to minimize our exposure to credit-related events, and we also sell credit default swaps to offer credit protection to our contract holders and investors.  See Note 5 for additional information.

In addition to the information provided about our counterparty exposure in Note 5, the fair value of our exposure by rating (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2014	2013
AA	$17	$(3)
A	41	62
BBB	5	10
Total	$63	$69

See Note 5 for additional information on our credit risk.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 8 in “Part I – Item 1.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2014 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
1/1/14 – 1/31/14	-	$-	-	$358

2/1/14 – 2/28/14	1,585,656	49.44	1,582,800	280

3/1/14 – 3/31/14	1,405,019	51.00	1,405,019	208

(1)Includes the deemed surrender of 2,856 shares of common stock to pay the exercise price in connection with the exercise of stock options.  For the quarter ended March 31, 2014, there were 2,987,819 shares purchased as part of publicly announced plans or programs.

(2)On August 8, 2012, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of March 31, 2014, our remaining security repurchase authorization was $208 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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
Dated: May 1, 2014

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2014

10.1

Form of 2014-2016 Performance Cycle Agreement for the Senior Management Committee and the Corporate Leadership Group under the LNC 2009 Amended and Restated Incentive Compensation Plan, filed herewith.

10.2	Form of 2014-2016 Performance Cycle Agreement for the CEO under the LNC 2009 Amended and Restated Incentive Compensation Plan, filed herewith.
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1