Form 10-Q
period 2014-06-30
LINCOLN NATIONAL CORP
filed 2014-07-31
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 28, 2014, there were 261,073,946 shares of the registrant’s common stock outstanding.

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
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2014 – $78,084; 2013 – $76,353)	$85,511	$80,078
Variable interest entities’ fixed maturity securities (amortized cost: 2014 – $584; 2013 – $682)	598	697
Equity securities (cost: 2014 – $235; 2013 – $182)	256	201
Trading securities	2,339	2,282
Mortgage loans on real estate	7,096	7,210
Real estate	32	47
Policy loans	2,683	2,677
Derivative investments	1,142	881
Other investments	1,301	1,218
Total investments	100,958	95,291
Cash and invested cash	1,509	2,364
Deferred acquisition costs and value of business acquired	8,149	8,886
Premiums and fees receivable	465	420
Accrued investment income	1,081	1,029
Reinsurance recoverables	6,007	6,041
Funds withheld reinsurance assets	764	776
Goodwill	2,273	2,273
Other assets	3,760	2,730
Separate account assets	124,159	117,135
Total assets	$249,125	$236,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$19,460	$17,251
Other contract holder funds	74,735	74,548
Short-term debt	250	501
Long-term debt	5,170	5,320
Reinsurance related embedded derivatives	155	108
Funds withheld reinsurance liabilities	842	867
Deferred gain on business sold through reinsurance	208	245
Payables for collateral on investments	3,571	3,238
Variable interest entities’ liabilities	10	27
Other liabilities	5,114	4,253
Separate account liabilities	124,159	117,135
Total liabilities	233,674	223,493

Contingencies and Commitments (See Note 8)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 260,831,708 and 262,896,701 shares
issued and outstanding as of June 30, 2014, and December 31, 2013, respectively	6,739	6,876
Retained earnings	5,513	5,013
Accumulated other comprehensive income (loss)	3,199	1,563
Total stockholders’ equity	15,451	13,452
Total liabilities and stockholders’ equity	$249,125	$236,945

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Insurance premiums	$755	$674	$1,494	$1,328
Fee income	1,134	983	2,232	1,941
Net investment income	1,207	1,213	2,415	2,363
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(5)	(20)	(15)	(39)
Portion of loss recognized in other comprehensive income	2	1	8	6
Net other-than-temporary impairment losses on securities
recognized in earnings	(3)	(19)	(7)	(33)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	38	2	23	(43)
Total realized gain (loss)	35	(17)	16	(76)
Amortization of deferred gain on business sold through reinsurance	18	19	37	37
Other revenues	133	127	263	245
Total revenues	3,282	2,999	6,457	5,838
Expenses
Interest credited	636	627	1,269	1,244
Benefits	1,079	991	2,157	1,950
Commissions and other expenses	963	898	1,934	1,792
Interest and debt expense	67	65	134	129
Total expenses	2,745	2,581	5,494	5,115
Income (loss) before taxes	537	418	963	723
Federal income tax expense (benefit)	139	101	236	167
Net income (loss)	398	317	727	556
Other comprehensive income (loss), net of tax	746	(1,688)	1,636	(1,915)
Comprehensive income (loss)	$1,144	$(1,371)	$2,363	$(1,359)

Net Income (Loss) Per Common Share
Basic	$1.52	$1.19	$2.77	$2.07
Diluted	1.48	1.15	2.69	2.01

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2014	2013

Common Stock
Balance as of beginning-of-year	$6,876	$7,121
Stock compensation/issued for benefit plans	20	18
Retirement of common stock/cancellation of shares	(157)	(202)
Balance as of end-of-period	6,739	6,937

Retained Earnings
Balance as of beginning-of-year	5,013	4,044
Net income (loss)	727	556
Retirement of common stock	(143)	(48)
Common stock dividends declared (2014 – $0.32; 2013 – $0.24)	(84)	(65)
Balance as of end-of-period	5,513	4,487

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	1,563	3,808
Other comprehensive income (loss), net of tax	1,636	(1,915)
Balance as of end-of-period	3,199	1,893
Total stockholders’ equity as of end-of-period	$15,451	$13,317

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$727	$556
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(213)	(217)
Trading securities purchases, sales and maturities, net	25	63
Change in premiums and fees receivable	(45)	(50)
Change in accrued investment income	(52)	(37)
Change in future contract benefits and other contract holder funds	188	(293)
Change in reinsurance related assets and liabilities	(33)	(59)
Change in federal income tax accruals	86	157
Realized (gain) loss	(16)	76
Amortization of deferred gain on business sold through reinsurance	(37)	(37)
Change in accrued expenses	(158)	-
Other	(101)	(104)
Net cash provided by (used in) operating activities	371	55

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(4,186)	(6,726)
Sales of available-for-sale securities	173	449
Maturities of available-for-sale securities	2,476	3,387
Purchases of other investments	(1,322)	(1,170)
Sales or maturities of other investments	1,452	1,245
Increase (decrease) in payables for collateral on investments	333	71
Other	(31)	(59)
Net cash provided by (used in) investing activities	(1,105)	(2,803)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(500)	-
Issuance of long-term debt, net of issuance costs	-	50
Deposits of fixed account values, including the fixed portion of variable	4,884	5,275
Withdrawals of fixed account values, including the fixed portion of variable	(2,765)	(2,513)
Transfers to and from separate accounts, net	(1,356)	(1,405)
Repurchase of common stock	(300)	(250)
Dividends paid to common and preferred stockholders	(84)	(65)
Net cash provided by (used in) financing activities	(121)	1,092

Net increase (decrease) in cash and invested cash	(855)	(1,656)
Cash and invested cash as of beginning-of-year	2,364	4,230
Cash and invested cash as of end-of-period	$1,509	$2,574

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its majority owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 13 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL,  indexed UL, term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue from Contracts with Customers Topic

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) in order to clarify the principles of recognizing revenue.  ASU 2014-09 establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services.  The FASB defines a five-step process which systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation.  By completing all five steps of the process, the core principles of revenue recognition will be achieved.  The amendments in ASU 2014-09 are effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited.  We will adopt the requirements of ASU 2014-09 effective January 1, 2017, and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

Transfers and Servicing Topic

In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures” (“ASU 2014-11”) in order to eliminate a distinction in current accounting guidance related to certain repurchase agreements.  The FASB noted that the distinction in the accounting guidance was not warranted because in all types of repurchase transactions the transferor retains exposure to the transferred financial assets and obtains important benefits from those assets through the term of the transaction.  ASU 2014-11 amends current accounting guidance to require repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings, which is consistent with the accounting for other repurchase agreements.  In addition, ASU 2014-11 includes new disclosure requirements related to transfers accounted for as sales that are economically similar to repurchase agreements, and information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in ASU 2014-11 are effective for annual and interim reporting periods beginning after December 15, 2014, with early adoption prohibited.  Changes in accounting for transactions outstanding on the effective date are reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  The disclosures are not required to be presented for comparative periods before the effective date.  We will adopt the requirements of ASU 2014-11 effective January 1, 2015, and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

3.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

See Note 4 in our 2013 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of June 30, 2014:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BB+	Ba2
Current rating of underlying reference obligations	Aa1-B1	Aaa-Caa2
Number of defaults in underlying reference obligations	2	2
Number of entities	124	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying reference obligations by industry and rating as of June 30, 2014:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	6.3%	2.1%	0.0%	0.0%	0.0%	10.5%
Telecommunications	0.0%	0.0%	3.5%	6.1%	1.4%	0.0%	0.0%	11.0%
Oil and gas	0.3%	2.1%	1.4%	4.2%	0.0%	0.0%	0.0%	8.0%
Utilities	0.0%	0.0%	2.6%	1.9%	0.0%	0.0%	0.0%	4.5%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	1.6%	1.8%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.6%	0.0%	0.0%	3.6%
Industrial equipment	0.0%	0.0%	2.6%	0.7%	0.0%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.7%	1.5%	1.0%	0.0%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.6%	0.5%	0.0%	0.0%	0.0%	0.0%	3.1%
Forest products	0.0%	0.0%	0.5%	1.1%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.6%	13.9%	18.0%	4.8%	0.7%	0.3%	42.3%
Total	0.6%	13.7%	39.0%	37.2%	8.5%	0.7%	0.3%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2014			As of December 31, 2013
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$598	N/A	$-	$595
U.S. government bonds	N/A	-	-	N/A	-	102
Total return swap	1	383	-	1	361	-
Total assets (1)	1	$383	$598	1	$361	$697

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$10	2	$600	$27
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$10	4	$600	$27

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities for these VIEs, see Note 4.

As described more fully in Note 1 of our 2013 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of June 30, 2014.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Non-Qualifying Hedges
Credit default swaps	$12	$11	$17	$27
Contingent forwards	-	-	-	-
Total non-qualifying hedges (1)	$12	$11	$17	$27

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2013 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

We invest in certain limited partnerships (“LPs”) that operate qualified affordable housing projects that we have concluded are VIEs.  We receive returns from the LPs in the form of income tax credits that are guaranteed by creditworthy third parties, and our exposure to loss is limited to the capital we invest in the LPs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  Our maximum exposure to loss was $75 million and $77 million as of June 30, 2014, and December 31, 2013, respectively.

4.  Investments

AFS Securities

See Note 1 in our 2013 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of June 30, 2014
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$67,738	$6,644	$277	$88	$74,017
U.S. government bonds	362	37	3	-	396
Foreign government bonds	491	65	-	-	556
Residential mortgage-backed securities (“RMBS”)	3,986	286	-	22	4,250
Commercial mortgage-backed securities (“CMBS”)	658	36	-	15	679
Collateralized loan obligations (“CLOs”)	258	1	-	3	256
State and municipal bonds	3,703	697	5	-	4,395
Hybrid and redeemable preferred securities	888	111	37	-	962
VIEs' fixed maturity securities	584	14	-	-	598
Total fixed maturity securities	78,668	7,891	322	128	86,109
Equity securities	235	21	-	-	256
Total AFS securities	$78,903	$7,912	$322	$128	$86,365

	As of December 31, 2013
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$65,808	$4,374	$1,157	$90	$68,935
U.S. government bonds	355	26	14	-	367
Foreign government bonds	505	45	1	-	549
RMBS	4,135	256	10	31	4,350
CMBS	713	36	4	17	728
CLOs	232	-	1	6	225
State and municipal bonds	3,638	308	27	-	3,919
Hybrid and redeemable preferred securities	967	89	51	-	1,005
VIEs' fixed maturity securities	682	15	-	-	697
Total fixed maturity securities	77,035	5,149	1,265	144	80,775
Equity securities	182	19	-	-	201
Total AFS securities	$77,217	$5,168	$1,265	$144	$80,976

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2014, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,480	$2,540
Due after one year through five years	16,960	18,580
Due after five years through ten years	22,794	24,182
Due after ten years	31,532	35,622
Subtotal	73,766	80,924
Mortgage-backed securities (“MBS”)	4,644	4,929
CLOs	258	256
Total fixed maturity AFS securities	$78,668	$86,109

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2014
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,103	$40	$6,451	$325	$8,554	$365
U.S. government bonds	74	1	77	2	151	3
RMBS	157	3	314	19	471	22
CMBS	3	-	127	15	130	15
CLOs	79	-	46	3	125	3
State and municipal bonds	3	-	65	5	68	5
Hybrid and redeemable
preferred securities	-	-	194	37	194	37
Total AFS securities	$2,419	$44	$7,274	$406	$9,693	$450

Total number of AFS securities in an unrealized loss position						812

	As of December 31, 2013
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$16,918	$1,018	$1,258	$229	$18,176	$1,247
U.S. government bonds	163	14	-	-	163	14
Foreign government bonds	69	1	-	-	69	1
RMBS	488	17	267	24	755	41
CMBS	109	7	43	14	152	21
CLOs	136	2	50	5	186	7
State and municipal bonds	377	20	24	7	401	27
Hybrid and redeemable
preferred securities	62	6	197	45	259	51
Total AFS securities	$18,322	$1,085	$1,839	$324	$20,161	$1,409

Total number of AFS securities in an unrealized loss position						1,484

For information regarding our investments in VIEs, see Note 3.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2013 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of June 30, 2014
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$903	$829	$74
AFS securities backed by pools of commercial mortgages	164	147	17
Total	$1,067	$976	$91

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$771	$702	$70
AFS securities backed by pools of commercial mortgages	29	25	4
Total	$800	$727	$74

	As of December 31, 2013
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,261	$1,146	$115
AFS securities backed by pools of commercial mortgages	193	169	24
Total	$1,454	$1,315	$139

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$933	$833	$100
AFS securities backed by pools of commercial mortgages	29	24	5
Total	$962	$857	$105

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2014
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Six months or greater, but less than nine months	$1	$-	$-	3
Twelve months or greater	192	31	66	78
Total	$193	$31	$66	81

	As of December 31, 2013
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1	$1	$-	4
Six months or greater, but less than nine months	7	3	-	1
Nine months or greater, but less than twelve months	59	19	-	4
Twelve months or greater	349	92	81	92
Total	$416	$115	$81	101

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased by $959 million for the six months ended June 30, 2014.  As discussed further below, we believe the unrealized loss position as of June 30, 2014, did not represent OTTI as (i) we did not intend to sell the fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of June 30, 2014, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2014, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of June 30, 2014, the unrealized losses associated with our MBS and collateralized debt obligations (“CDOs”) were attributable primarily to collateral losses and credit spreads.  We assessed our MBS and CDOs for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily-impaired security.

As of June 30, 2014, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance as of beginning-of-period	$408	$437	$404	$424
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	1	19	2	20
Credit losses on securities for which an
OTTI was previously recognized	3	5	7	21
Decreases attributable to:
Securities sold	(23)	(48)	(24)	(52)
Balance as of end-of-period	$389	$413	$389	$413

During the six months ended June 30, 2014 and 2013, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of June 30, 2014
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$271	$27	$41	$257	$124
RMBS	500	26	12	514	185
CMBS	51	4	13	42	80
Total	$822	$57	$66	$813	$389

	As of December 31, 2013
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$265	$18	$49	$234	$133
RMBS	550	18	18	550	184
CMBS	35	4	12	27	87
Total	$850	$40	$79	$811	$404

Mortgage Loans on Real Estate

See Note 1 in our 2013 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 32% of mortgage loans on real estate as of June 30, 2014, and December 31, 2013.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	June 30,	December 31,
	2014	2013
Current	$7,087	$7,200
60 to 90 days past due	6	4
Greater than 90 days past due	2	3
Valuation allowance associated with impaired
mortgage loans on real estate	(3)	(3)
Unamortized premium (discount)	4	6
Total carrying value	$7,096	$7,210

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2014	2013
Number of impaired mortgage loans on real estate	3	3

Principal balance of impaired mortgage loans on real estate	$27	$27
Valuation allowance associated with impaired
mortgage loans on real estate	(3)	(3)
Carrying value of impaired mortgage loans on real estate	$24	$24

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2014	2013
Balance as of beginning-of-year	$3	$21
Additions	-	3
Charge-offs, net of recoveries	-	(21)
Balance as of end-of-period	$3	$3

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average carrying value for impaired
mortgage loans on real estate	$24	$35	$24	$41
Interest income recognized on impaired
mortgage loans on real estate	-	-	1	1
Interest income collected on impaired
mortgage loans on real estate	-	-	1	1

As described in Note 1 in our 2013 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of June 30, 2014			As of December 31, 2013
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$6,022	84.8%	1.78	$6,026	83.6%	1.78
65% to 74%	628	8.9%	1.52	744	10.3%	1.42
75% to 100%	411	5.8%	0.88	402	5.6%	0.83
Greater than 100%	34	0.5%	0.78	35	0.5%	0.78
Total mortgage loans on real estate	$7,095	100.0%		$7,207	100.0%

Alternative Investments

As of June 30, 2014, and December 31, 2013, alternative investments included investments in 137 and 121 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fixed maturity AFS securities:
Gross gains	$11	$4	$19	$11
Gross losses	(6)	(25)	(13)	(43)
Equity AFS securities:
Gross gains	3	-	3	6
Gross losses	-	(1)	-	(1)
Gain (loss) on other investments	3	1	3	(1)
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in other
contract holder funds	(10)	(4)	(17)	(11)
Total realized gain (loss) related to
certain investments, pre-tax	$1	$(25)	$(5)	$(39)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(2)	$(7)	$(5)	$(10)
RMBS	(1)	(5)	(3)	(16)
CMBS	(1)	(12)	(1)	(14)
Commercial real estate ("CRE") CDOs	-	-	-	(1)
Gross OTTI recognized in net income (loss)	(4)	(24)	(9)	(41)
Associated amortization of DAC,
VOBA, DSI and DFEL	1	5	2	8
Net OTTI recognized in net
income (loss), pre-tax	$(3)	$(19)	$(7)	$(33)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$2	$1	$9	$7
Change in DAC, VOBA, DSI and DFEL	-	-	(1)	(1)
Net portion of OTTI recognized in OCI,
pre-tax	$2	$1	$8	$6

Determination of Credit Losses on Corporate Bonds and CDOs

As of June 30, 2014, and December 31, 2013, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2014, and December 31, 2013,  96% of the fair value of our corporate bond portfolio was rated investment grade.  As of June 30, 2014, and December 31, 2013, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.2 billion and $3.0 billion, respectively, and a fair value of $3.3 billion and $2.9 billion, respectively.  As of June 30, 2014, and December 31, 2013,  95%  and 94%, respectively, of the fair value of our CDO portfolio was rated investment grade.  As of June 30, 2014, and December 31, 2013, the portion of our CDO portfolio rated below investment grade had an amortized cost of $15 million and $16 million, respectively, and fair value of $13 million.  Based upon the analysis discussed above, we believe as of June 30, 2014, and December 31, 2013, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

Determination of Credit Losses on MBS

As of June 30, 2014, and December 31, 2013, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between approximately 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of June 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$957	$957	$638	$638
Securities pledged under securities lending agreements (2)	199	192	184	178
Securities pledged under repurchase agreements (3)	205	216	530	553
Securities pledged for Term Asset-Backed Securities
Loan Facility (“TALF”) (4)	35	47	36	49
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (5)	2,175	3,576	1,850	3,127
Total payables for collateral on investments	$3,571	$4,988	$3,238	$4,545

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

(5)

Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets.  The FHLBI overcollateralization requirements for the assets that we pledge are generally 105% to 115% of the fair value for fixed maturity AFS securities and 165% to 175%  of the unpaid principal balance for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

For information related to balance sheet offsetting of our securities lending and repurchase agreements, see Note 5.

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Six
	Months Ended
	June 30,
	2014	2013
Collateral payable held for derivative investments	$319	$(1,149)
Securities pledged under securities lending agreements	15	(20)
Securities pledged under repurchase agreements	(325)	-
Securities pledged for TALF	(1)	-
Investments pledged for FHLBI	325	1,240
Total increase (decrease) in payables for collateral on investments	$333	$71

Investment Commitments

As of June 30, 2014, our investment commitments were $1.3 billion, which included $573 million of LPs, $448 million of mortgage loans on real estate and  $308 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2014, and December 31, 2013, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $2.5 billion and $2.6 billion, respectively, or 3% of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $1.6 billion and $1.7 billion, respectively, or 2% of our invested assets portfolio.  These investments are included in corporate bonds in the tables above.

As of June 30, 2014, and December 31, 2013, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $9.7 billion and $8.7 billion, respectively, or 10% and 9%, respectively, of our invested assets portfolio,  and our investment securities in the banking industry with a fair value of $5.0 billion, or 5% of our invested assets portfolio.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2014			As of December 31, 2013
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,830	$513	$145	$4,339	$562	$148
Foreign currency contracts (1)	607	33	54	615	32	46
Total cash flow hedges	4,437	546	199	4,954	594	194
Fair value hedges:
Interest rate contracts (1)	875	159	-	875	92	33
Non-Qualifying Hedges
Interest rate contracts (1)	53,463	493	452	45,620	215	744
Foreign currency contracts (1)	4	-	-	102	-	-
Equity market contracts (1)	21,510	815	285	19,917	957	193
Credit contracts (2)	126	-	1	126	-	2
Embedded derivatives:
Guaranteed living benefit
(“GLB”) reserves (3)	-	932	-	-	1,244	-
GLB reserves (2)	-	-	54	-	-	-
Reinsurance related (4)	-	-	155	-	-	108
Indexed annuity and universal life
contracts (5)	-	-	1,167	-	-	1,048
Total derivative instruments	$80,415	$2,945	$2,313	$71,594	$3,102	$2,322

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in other assets on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2014
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$4,651	$30,967	$11,130	$10,207	$1,213	$58,168
Foreign currency contracts (2)	43	141	275	152	-	611
Equity market contracts	11,607	4,539	5,342	20	2	21,510
Credit contracts	-	126	-	-	-	126
Total derivative instruments
with notional amounts	$16,301	$35,773	$16,747	$10,379	$1,215	$80,415

(1)	As of June 30, 2014, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of June 30, 2014, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was August 2029.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2014	2013
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$256	$163
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(54)	106
Foreign currency contracts	(7)	12
Fair value hedges:
Interest rate contracts	2	2
Change in foreign currency exchange rate adjustment	(11)	18
Change in DAC, VOBA, DSI and DFEL	-	4
Income tax benefit (expense)	24	(49)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(12)	(10)
Foreign currency contracts (1)	-	2
Fair value hedges:
Interest rate contracts (2)	2	2
Associated amortization of DAC, VOBA, DSI and DFEL	1	1
Income tax benefit (expense)	3	2
Balance as of end-of-period	$216	$259

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(5)	$(4)	$(11)	$(10)
Foreign currency contracts (1)	(1)	-	-	1
Total cash flow hedges	(6)	(4)	(11)	(9)
Fair value hedges:
Interest rate contracts (2)	9	9	18	18
Non-Qualifying Hedges
Interest rate contracts (3)	284	(488)	615	(662)
Foreign currency contracts (3)	(1)	(2)	-	(13)
Equity market contracts (3)	(257)	(44)	(413)	(579)
Equity market contracts (4)	7	3	8	15
Credit contracts (3)	1	2	1	3
Embedded derivatives:
GLB reserves (3)	(58)	491	(340)	1,201
Reinsurance related (3)	(21)	68	(47)	83
Indexed annuity and universal life
contracts (3)	(92)	(19)	(140)	(149)
Total derivative instruments	$(134)	$16	$(309)	$(92)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gain (loss) recognized as a component of OCI with
the offset to net investment income	$(6)	$(5)	$(12)	$(9)

As of June 30, 2014,  $26 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2014 and 2013, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gain (loss) recognized as a component of OCI with
the offset to interest expense	$1	$1	$2	$2

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of June 30, 2014
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB	3	$-	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(1)	$126

As of December 31, 2013
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(1)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(2)	$126

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2013 Form 10-K.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions), were as follows:

	As of	As of
	June 30,	December 31,
	2014	2013
Maximum potential payout	$126	$126
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$126	$126

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $1 million as of June 30, 2014, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2014, the NPR adjustment was $1 million.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2014, our exposure was $81 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2014		As of December 31, 2013
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$43	$(4)	$34	$(10)
A+	50	-	19	-
A	667	(59)	339	(183)
A-	230	-	468	(123)
BBB+	73	-	79	-
	$1,063	$(63)	$939	$(316)

Balance Sheet Offsetting

Information related to our derivative instruments and the effects of offsetting on our Consolidated Balance Sheets (in millions) were as follows:

	As of June 30, 2014

		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$1,917	$932	$2,849
Gross amounts offset	(775)	-	(775)
Net amount of assets	1,142	932	2,074
Gross amounts not offset:
Cash collateral	(1,063)	-	(1,063)
Net amount	$79	$932	$1,011

Financial Liabilities
Gross amount of recognized liabilities	$161	$1,376	$1,537
Gross amounts offset	(95)	-	(95)
Net amount of liabilities	66	1,376	1,442
Gross amounts not offset:
Cash collateral	(63)	-	(63)
Net amount	$3	$1,376	$1,379

	As of December 31, 2013

		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$1,805	$1,244	$3,049
Gross amounts offset	(924)	-	(924)
Net amount of assets	881	1,244	2,125
Gross amounts not offset:
Cash collateral	(623)	-	(623)
Net amount	$258	$1,244	$1,502

Financial Liabilities
Gross amount of recognized liabilities	$242	$1,156	$1,398
Gross amounts offset	(55)	-	(55)
Net amount of liabilities	187	1,156	1,343
Gross amounts not offset:
Cash collateral	-	-	-
Net amount	$187	$1,156	$1,343

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 26% and 25% for the three and six months ended June 30, 2014, respectively.  The effective tax rate was 24% and 23% for the three and six months ended June 30, 2013, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deductions, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2014 (1)	2013 (1)
Return of Net Deposits
Total account value	$84,621	$79,391
Net amount at risk (2)	111	141
Average attained age of contract holders	61 years	61 years

Minimum Return
Total account value	$145	$151
Net amount at risk (2)	25	27
Average attained age of contract holders	74 years	73 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,591	$25,958
Net amount at risk (2)	518	570
Average attained age of contract holders	68 years	68 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)

Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing June 30, 2014, to December 31, 2013, was attributable primarily to the increase in the equity markets during the first six months of 2014.

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

	For the Six
	Months Ended
	June 30,
	2014	2013
Balance as of beginning-of-year	$73	$104
Changes in reserves	12	7
Benefits paid	(10)	(12)
Balance as of end-of-period	$75	$99

Variable Annuity Contracts

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2014	2013
Asset Type
Domestic equity	$49,259	$47,042
International equity	19,245	18,341
Bonds	26,401	24,547
Money market	12,077	10,926
Total	$106,982	$100,856

Percent of total variable annuity
separate account values	99%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 34% of total life insurance in-force reserves as of June 30, 2014,  and 41% of total sales for the six  months ended June 30, 2014.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2014.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

On June 13, 2009, a single named plaintiff filed a putative national class action in the Circuit Court of Allen County (“Court”), Indiana, captioned Peter S. Bezich v. The Lincoln National Life Insurance Company (“LNL”), No. 02C01-0906-PL73, asserting he was charged a cost-of-insurance fee that exceeded the applicable mortality charge, and that this fee breached the terms of the insurance contract.  Plaintiff petitioned the Court to certify a class action, on behalf of all persons who purchased or owned the relevant insurance product between 1999 and 2009, alleging that:  (i) LNL breached the contract by including non-mortality factors in cost-of-insurance rates; (ii) LNL breached the contract when it charged administrative expenses in excess of set amount; and (iii) LNL breached the contract by failing to adjust cost-of-insurance rates to reflect improving mortality expectations.  On June 12, 2014, the Court issued an Order denying certification on all of the Plaintiff’s counts and claims except with respect to a single legal issue:  whether the contract was breached as alleged in Count III.  However, any damages arising from this alleged breach would have to be tried on an individual case-by-case basis. We continue to vigorously defend this matter and have requested the appellate court to permit interlocutory appeal of the certification of the single issue.

See Note 13 in our 2013 Form 10-K and Note 8 in our Form 10-Q for the quarter ended March 31, 2014, for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Series A Preferred Stock
Balance as of beginning-of-period	-	9,532	-	9,532
Conversion of convertible preferred stock (1)	-	(5,368)	-	(5,368)
Balance as of end-of-period	-	4,164	-	4,164

Common Stock
Balance as of beginning-of-period	263,682,162	268,457,558	262,896,701	271,402,586
Conversion of convertible preferred stock (1)	-	85,888	-	85,888
Stock issued for exercise of warrants	54,714	-	3,099,479	-
Stock compensation/issued for benefit plans	171,293	96,740	899,808	524,169
Retirement/cancellation of shares	(3,076,461)	(4,323,846)	(6,064,280)	(7,696,303)
Balance as of end-of-period	260,831,708	264,316,340	260,831,708	264,316,340

Common Stock as of End-of-Period
Assuming conversion of preferred stock	260,831,708	264,382,964	260,831,708	264,382,964
Diluted basis	267,622,578	273,924,900	267,622,578	273,924,900

(1)     Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted-average shares, as used in basic calculation	262,271,670	266,367,162	262,503,816	268,305,694
Shares to cover exercise of outstanding warrants	4,106,444	10,150,032	5,650,623	10,150,070
Shares to cover conversion of preferred stock	-	146,840	-	149,661
Shares to cover non-vested stock	1,370,136	1,351,093	1,464,908	1,316,907
Average stock options outstanding during the period	3,669,928	2,600,595	3,784,391	2,163,605
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(875,064)	(2,903,393)	(1,194,789)	(3,266,708)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(2,552,316)	(1,912,155)	(2,626,035)	(1,592,213)
Shares repurchaseable from measured but
unrecognized stock option expense	(85,468)	(141,826)	(95,257)	(112,577)
Average deferred compensation shares	1,030,237	-	1,036,339	-
Weighted-average shares, as used in diluted calculation	268,935,567	275,658,348	270,523,996	277,114,439

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the three and six months ended June 30, 2014, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for this period, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $(1) million and less than $1 million for the three and six months ended June 30, 2014.

The income used in the calculation of our diluted EPS is our net income (loss) reduced by preferred stock dividends.

Accumulated OCI (“AOCI”)

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2014	2013
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,609	$4,066
Unrealized holding gains (losses) arising during the period	3,696	(4,635)
Change in foreign currency exchange rate adjustment	11	(16)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(1,139)	1,483
Income tax benefit (expense)	(901)	1,110
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	9	(27)
Associated amortization of DAC, VOBA, DSI and DFEL	(18)	(12)
Income tax benefit (expense)	3	14
Balance as of end-of-period	$3,282	$2,033
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(78)	$(107)
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(9)	(7)
Change in DAC, VOBA, DSI and DFEL	1	1
Income tax benefit (expense)	3	2
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	25	47
Change in DAC, VOBA, DSI and DFEL	(3)	(5)
Income tax benefit (expense)	(6)	(15)
Balance as of end-of-period	$(67)	$(84)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$256	$163
Unrealized holding gains (losses) arising during the period	(59)	120
Change in foreign currency exchange rate adjustment	(11)	18
Change in DAC, VOBA, DSI and DFEL	-	4
Income tax benefit (expense)	24	(49)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(10)	(6)
Associated amortization of DAC, VOBA, DSI and DFEL	1	1
Income tax benefit (expense)	3	2
Balance as of end-of-period	$216	$259
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(5)	$(4)
Foreign currency translation adjustment arising during the period	(5)	(1)
Balance as of end-of-period	$(10)	$(5)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(219)	$(310)
Adjustment arising during the period	(3)	-
Balance as of end-of-period	$(222)	$(310)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2014	2013
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$9	$(27)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(18)	(12)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	(9)	(39)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	3	14	Federal income tax expense (benefit)
Reclassification, net of income tax	$(6)	$(25)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$25	$47	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	(3)	(5)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	22	42	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(6)	(15)	Federal income tax expense (benefit)
Reclassification, net of income tax	$16	$27	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(12)	$(10)	Net investment income
Interest rate contracts	2	2	Interest and debt expense
Foreign currency contracts	-	2	Net investment income
Total gross reclassifications	(10)	(6)
Associated amortization of DAC,
VOBA, DSI and DFEL	1	1	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	(9)	(5)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	3	2	Federal income tax expense (benefit)
Reclassification, net of income tax	$(6)	$(3)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total realized gain (loss) related to certain investments (1)	$1	$(25)	$(5)	$(39)
Realized gain (loss) on the mark-to-market on certain instruments (2)	7	(9)	(12)	(1)
Indexed annuity and universal life net derivatives results: (3)
Gross gain (loss)	(16)	(1)	(39)	(13)
Associated amortization of DAC, VOBA, DSI and DFEL	3	-	8	2
Variable annuity net derivatives results: (4)
Gross gain (loss)	35	25	65	(25)
Associated amortization of DAC, VOBA, DSI and DFEL	5	(7)	(1)	-
Total realized gain (loss)	$35	$(17)	$16	$(76)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

11.  Stock-Based Compensation Plans

We sponsor stock-based compensation plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the grant of stock options, performance shares (performance-vested shares as opposed to service-vested shares), stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  We issue new shares to satisfy option exercises.

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2014	2014
10-year LNC stock options	-	476,845
Performance shares	-	177,315
RSUs	2,647	435,457
Non-employee:
SARs	-	62,887
Agent stock options	1,696	88,311
Director DSUs	8,081	16,281

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$85,511	$85,511	$80,078	$80,078
VIEs’ fixed maturity securities	598	598	697	697
Equity securities	256	256	201	201
Trading securities	2,339	2,339	2,282	2,282
Mortgage loans on real estate	7,096	7,425	7,210	7,386
Derivative investments (1)	1,142	1,142	881	881
Other investments	1,301	1,301	1,218	1,218
Cash and invested cash	1,509	1,509	2,364	2,364
Other assets (2):
GLB reserves embedded derivatives	932	932	-	-
Reinsurance recoverable	54	54	-	-
Separate account assets	124,159	124,159	117,135	117,135

Liabilities
Future contract benefits:
Indexed annuity and universal life contracts
embedded derivatives	(1,167)	(1,167)	(1,048)	(1,048)
GLB reserves embedded derivatives	-	-	1,244	1,244
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(773)	(773)	(809)	(809)
Account values of certain investment contracts	(29,499)	(31,584)	(29,078)	(30,574)
Short-term debt	(250)	(258)	(501)	(500)
Long-term debt	(5,170)	(5,735)	(5,320)	(5,762)
Reinsurance related embedded derivatives	(155)	(155)	(108)	(108)
VIEs’ liabilities – derivative instruments	(10)	(10)	(27)	(27)
Other liabilities:
Credit default swaps	(1)	(1)	(2)	(2)
Derivative liabilities (1)	(65)	(65)	(187)	(187)
GLB reserves embedded derivatives (2)	(54)	(54)	-	-

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Portions of our GLB reserves embedded derivatives are ceded to our third-party reinsurance counterparties. Refer to Note 5 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of June 30, 2014, and December 31, 2013, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2014, or December 31, 2013, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of our 2013 Form 10-K:

	As of June 30, 2014
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$71,750	$2,204	$74,017
U.S. government bonds	375	21	-	396
Foreign government bonds	-	448	108	556
RMBS	-	4,249	1	4,250
CMBS	-	660	19	679
CLOs	-	46	210	256
State and municipal bonds	-	4,395	-	4,395
Hybrid and redeemable preferred securities	46	864	52	962
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	7	91	158	256
Trading securities	-	2,272	67	2,339
Derivative investments (1)	-	948	1,065	2,013
Cash and invested cash	-	1,509	-	1,509
Other assets:
GLB reserves embedded derivatives	-	-	932	932
Reinsurance recoverable	-	-	54	54
Separate account assets	1,690	122,469	-	124,159
Total assets	$2,181	$210,320	$4,870	$217,371

Liabilities
Future contract benefits – indexed annuity
and universal life contracts embedded derivatives	$-	$-	$(1,167)	$(1,167)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(155)	-	(155)
VIEs’ liabilities – derivative instruments	-	-	(10)	(10)
Other liabilities:
Credit default swaps	-	-	(1)	(1)
Derivative liabilities (1)	-	(651)	(285)	(936)
GLB reserves embedded derivatives	-	-	(54)	(54)
Total liabilities	$-	$(2,009)	$(1,517)	$(3,526)

	As of December 31, 2013
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$67,164	$1,711	$68,935
U.S. government bonds	346	21	-	367
Foreign government bonds	-	470	79	549
RMBS	-	4,349	1	4,350
CMBS	-	708	20	728
CLOs	-	46	179	225
State and municipal bonds	-	3,891	28	3,919
Hybrid and redeemable preferred securities	40	899	66	1,005
VIEs’ fixed maturity securities	102	595	-	697
Equity AFS securities	3	37	161	201
Trading securities	-	2,230	52	2,282
Derivative investments (1)	-	340	1,518	1,858
Cash and invested cash	-	2,364	-	2,364
Separate account assets	1,767	115,368	-	117,135
Total assets	$2,318	$198,482	$3,815	$204,615

Liabilities
Future contract benefits:
Indexed annuity and universal life contracts
embedded derivatives	$-	$-	$(1,048)	$(1,048)
GLB reserves embedded derivatives	-	-	1,244	1,244
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(108)	-	(108)
VIEs’ liabilities – derivative instruments	-	-	(27)	(27)
Other liabilities:
Credit default swaps	-	-	(2)	(2)
Derivative liabilities (1)	-	(912)	(252)	(1,164)
Total liabilities	$-	$(2,223)	$(85)	$(2,308)

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended June 30, 2014
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,958	$5	$49	$132	$60	$2,204
Foreign government bonds	107	-	1	-	-	108
RMBS	1	-	-	-	-	1
CMBS	21	-	-	(2)	-	19
CLOs	195	-	2	17	(4)	210
State and municipal bonds	29	-	-	-	(29)	-
Hybrid and redeemable
preferred securities	55	-	2	(5)	-	52
Equity AFS securities	162	3	(3)	(4)	-	158
Trading securities	53	1	3	4	6	67
Derivative investments	811	(42)	80	(69)	-	780
Other assets (5):
GLB reserves embedded derivatives	979	(47)	-	-	-	932
Reinsurance recoverable	43	11	-	-	-	54
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives (5)	(1,090)	(92)	-	15	-	(1,167)
VIEs’ liabilities – derivative instruments (6)	(22)	12	-	-	-	(10)
Other liabilities:
Credit default swaps (7)	(2)	1	-	-	-	(1)
GLB reserves embedded derivatives (5)	(43)	(11)				(54)
Total, net	$3,257	$(159)	$134	$88	$33	$3,353

	For the Three Months Ended June 30, 2013
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,825	$(5)	$(25)	$198	$(201)	$1,792
Foreign government bonds	76	-	(1)	-	-	75
RMBS	1	-	-	-	-	1
CMBS	27	1	3	(3)	-	28
CLOs	149	-	-	(6)	-	143
State and municipal bonds	32	-	(2)	-	-	30
Hybrid and redeemable
preferred securities	102	-	(3)	-	(6)	93
Equity AFS securities	110	-	-	37	-	147
Trading securities	54	1	(2)	(1)	1	53
Derivative investments	1,835	10	28	(50)	-	1,823
Future contract benefits: (5)
Indexed annuity and universal life
contracts embedded derivatives	(853)	(19)	-	10	-	(862)
GLB reserves embedded derivatives	(199)	491	-	-	-	292
VIEs’ liabilities – derivative instruments (6)	(113)	12	-	-	-	(101)
Other liabilities – credit default swaps (7)	(10)	2	-	-	-	(8)
Total, net	$3,036	$493	$(2)	$185	$(206)	$3,506

	For the Six Months Ended June 30, 2014
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,711	$9	$74	$150	$260	$2,204
Foreign government bonds	79	-	4	-	25	108
RMBS	1	-	-	-	-	1
CMBS	20	-	1	(8)	6	19
CLOs	179	-	3	24	4	210
State and municipal bonds	28	-	1	-	(29)	-
Hybrid and redeemable
preferred securities	66	-	1	(5)	(10)	52
Equity AFS securities	161	3	(1)	(5)	-	158
Trading securities	52	2	6	3	4	67
Derivative investments	1,266	(150)	213	(123)	(426)	780
Other assets(5):
GLB reserves embedded derivatives	-	(312)	-	-	1,244	932
Reinsurance recoverable	27	27	-	-	-	54
Future contract benefits: (5)
Indexed annuity and universal life
contracts embedded derivatives	(1,048)	(141)	-	22	-	(1,167)
GLB reserves embedded derivatives	1,244	-	-	-	(1,244)	-
VIEs’ liabilities – derivative instruments (6)	(27)	17	-	-	-	(10)
Other liabilities:
Credit default swaps (7)	(2)	1	-	-	-	(1)
GLB reserves embedded derivatives (5)	(27)	(27)	-	-	-	(54)
Total, net	$3,730	$(571)	$302	$58	$(166)	$3,353

	For the Six Months Ended June 30, 2013
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,505	$(1)	$(14)	$182	$120	$1,792
U.S. government bonds	1	-	-	(1)	-	-
Foreign government bonds	46	-	(1)	30	-	75
RMBS	3	-	-	(2)	-	1
CMBS	27	-	5	(4)	-	28
CLOs	154	(1)	2	(12)	-	143
State and municipal bonds	32	-	(2)	-	-	30
Hybrid and redeemable
preferred securities	118	(1)	2	-	(26)	93
Equity AFS securities	87	-	2	58	-	147
Trading securities	56	1	(4)	(1)	1	53
Derivative investments	2,026	(248)	69	(24)	-	1,823
Future contract benefits: (5)
Indexed annuity and universal life
contracts embedded derivatives	(732)	(149)	-	19	-	(862)
GLB reserves embedded derivatives	(909)	1,201	-	-	-	292
VIEs’ liabilities – derivative instruments (6)	(128)	27	-	-	-	(101)
Other liabilities – credit default swaps (7)	(11)	3	-	-	-	(8)
Total, net	$2,275	$832	$59	$245	$95	$3,506

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$232	$(47)	$(14)	$(16)	$(23)	$132
CMBS	-	-	-	(1)	(1)	(2)
CLOs	20	-	-	(3)	-	17
Hybrid and redeemable
preferred securities	-	(5)	-	-	-	(5)
Equity AFS securities	-	(4)	-	-	-	(4)
Trading securities	4	-	-	-	-	4
Derivative investments	43	(19)	(93)	-	-	(69)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(24)	-	-	39	-	15
Total, net	$275	$(75)	$(107)	$19	$(24)	$88

	For the Three Months Ended June 30, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$257	$(22)	$-	$(11)	$(26)	$198
CMBS	-	-	-	(2)	(1)	(3)
CLOs	-	-	-	(6)	-	(6)
Equity AFS securities	38	(1)	-	-	-	37
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	42	(8)	(84)	-	-	(50)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(18)	-	-	28	-	10
Total, net	$319	$(31)	$(84)	$8	$(27)	$185

	For the Six Months Ended June 30, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$377	$(58)	$(72)	$(32)	$(65)	$150
CMBS	-	-	-	(7)	(1)	(8)
CLOs	32	-	-	(8)	-	24
Hybrid and redeemable
preferred securities	-	(5)	-	-	-	(5)
Equity AFS securities	-	(5)	-	-	-	(5)
Trading securities	6	-	-	(3)	-	3
Derivative investments	79	(39)	(163)	-	-	(123)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(49)	-	-	71	-	22
Total, net	$445	$(107)	$(235)	$21	$(66)	$58

	For the Six Months Ended June 30, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$268	$(23)	$(4)	$(27)	$(32)	$182
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	30	-	-	-	-	30
RMBS	-	-	-	(2)	-	(2)
CMBS	-	-	-	(3)	(1)	(4)
CLOs	-	-	-	(12)	-	(12)
Equity AFS securities	63	(5)	-	-	-	58
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	74	44	(142)	-	-	(24)
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives	(37)	-	-	56	-	19
Total, net	$398	$16	$(146)	$10	$(33)	$245

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Derivative investments (1)	$(57)	$(4)	$(170)	$(251)
Embedded derivatives: (1)
Indexed annuity and universal life contracts	(16)	13	(40)	20
GLB reserves	71	557	(72)	1,318
VIEs’ liabilities – derivative instruments (2)	12	11	17	27
Credit default swaps (1)	1	2	1	2
Total, net	$11	$579	$(264)	$1,116

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2014			June 30, 2013
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$144	$(84)	$60	$41	$(242)	$(201)
CLOs	-	(4)	(4)	-	-	-
State and municipal bonds	-	(29)	(29)	-	-	-
Hybrid and redeemable preferred
securities	-	-	-	-	(6)	(6)
Trading securities	6	-	6	1	-	1
Total, net	$150	$(117)	$33	$42	$(248)	$(206)

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2014			June 30, 2013
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$404	$(144)	$260	$165	$(45)	$120
Foreign government bonds	25	-	25	-	-	-
CMBS	6	-	6	-	-	-
CLOs	8	(4)	4	-	-	-
State and municipal bonds	-	(29)	(29)	-	-	-
Hybrid and redeemable preferred
securities	12	(22)	(10)	-	(26)	(26)
Trading securities	10	(6)	4	1	-	1
Derivative investments	-	(426)	(426)	-	-	-
Other assets – GLB reserves embedded
derivatives	1,244	-	1,244	-	-	-
Future contract benefits – GLB reserves
embedded derivatives	-	(1,244)	(1,244)	-	-	-
Total, net	$1,709	$(1,875)	$(166)	$166	$(71)	$95

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the six months ended June 30, 2014 and 2013, our investments transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out for GLB reserves embedded derivatives represent reclassifications between future contract benefits and other assets.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the six months ended June 30, 2014 and 2013, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2014:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,503	Discounted cash flow	Liquidity/duration adjustment (1)	0.7%	-	8.8%
Foreign government bonds	81	Discounted cash flow	Liquidity/duration adjustment (1)	1.7%	-	3.4%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	1.9%	-	1.9%
Equity AFS and trading securities	29	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	6.2%
Other assets – GLB reserves
embedded derivatives and
reinsurance recoverable	986	Discounted cash flow	Long-term lapse rate (2)	1%	-	27%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	77%	-	132%
			NPR (5)	0%	-	0.42%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	27%
Liabilities
Future contract benefits – indexed
annuity and universal life contracts
embedded derivatives	(1,167)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (6)			(9)
Other liabilities – GLB reserves
embedded derivatives	(54)	Discounted cash flow	Long-term lapse rate (2)	1%	-	27%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	77%	-	132%
			NPR (5)	0%	-	0.42%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	27%

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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Operating revenues:
Annuities	$926	$817	$1,835	$1,594
Retirement Plan Services	270	271	541	531
Life Insurance	1,363	1,284	2,700	2,525
Group Protection	621	575	1,231	1,125
Other Operations	106	102	212	203
Excluded realized gain (loss), pre-tax	(5)	(51)	(63)	(142)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	1	1	1	2
Total revenues	$3,282	$2,999	$6,457	$5,838

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income (Loss)
Income (loss) from operations:
Annuities	$227	$195	$443	$353
Retirement Plan Services	39	39	78	75
Life Insurance	148	135	268	247
Group Protection	2	22	21	37
Other Operations	(22)	(40)	(51)	(77)
Excluded realized gain (loss), after-tax	(3)	(33)	(42)	(92)
Income (loss) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	-	1	1	1
Benefit ratio unlocking, after-tax	7	(2)	9	12
Net income (loss)	$398	$317	$727	$556

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2014, compared with December 31, 2013, and the results of operations for the three and six months ended June 30, 2014, compared with the corresponding periods in 2013 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly report on Form 10-Q filed in 2014; and our current reports on Form 8-K filed in 2014.

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
•

Interruption in telecommunication, information technology or other operational systems or failure to safeguard the confidentiality or privacy of sensitive data on such systems from cyberattacks or other breaches of our data security systems;

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

DAC, VOBA, DSI and DFEL

Unlocking

During the third quarter, we will conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  See “DAC, VOBA, DSI, and DFEL” in Note 1 of our 2013 Form 10-K for a detailed discussion of our unlocking process.

Reversion to the Mean (“RTM”)

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our RTM process, as discussed in our 2013 Form 10-K.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 17% followed by growth going forward of 7% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of June 30, 2014, we would have recorded a favorable unlocking of approximately $350 million, pre-tax, for Annuities, approximately $30 million, pre-tax, for Retirement Plan Services, and approximately $45 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2014:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$491	$73,000	$-	$73,491
Priced by independent broker quotations	-	-	1,966	1,966
Priced by matrices	-	12,691	-	12,691
Priced by other methods (1)	-	-	1,633	1,633
Total	$491	$85,691	$3,599	$89,781

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2013 Form 10-K and Note 12 herein.

As of June 30, 2014, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of June 30, 2014,  we used broker quotes for 71 securities as our final price source, representing approximately 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Form 10-K.

Guaranteed Living Benefits (“GLB”)

Within our individual annuity business, approximately 72% of our variable annuity account values contained GLB features as of June 30, 2014.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of June 30, 2014 and 2013, 3% and 6%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2014 and 2013, was $245 million and $480 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

For information on our estimates of the potential instantaneous effect to net income, which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part I – Item 2. Management’s Discussion and Analysis of Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits (“GLB”)” in our Form 10-Q for the quarter ended March 31, 2014.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3 in our 2013 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$227	$195	16%	$443	$353	25%
Retirement Plan Services	39	39	0%	78	75	4%
Life Insurance	148	135	10%	268	247	9%
Group Protection	2	22	-91%	21	37	-43%
Other Operations	(22)	(40)	45%	(51)	(77)	34%
Excluded realized gain (loss), after-tax	(3)	(33)	91%	(42)	(92)	54%
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	1	-100%	1	1	0%
Benefit ratio unlocking, after-tax	7	(2)	NM	9	12	-25%
Net income (loss)	$398	$317	26%	$727	$556	31%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Deposits
Annuities	$3,566	$4,181	-15%	$6,945	$7,400	-6%
Retirement Plan Services	1,814	1,617	12%	3,572	3,284	9%
Life Insurance	1,308	1,253	4%	2,574	2,494	3%
Total deposits	$6,688	$7,051	-5%	$13,091	$13,178	-1%

Net Flows
Annuities	$831	$1,703	-51%	$1,526	$2,588	-41%
Retirement Plan Services	366	337	9%	5	681	-99%
Life Insurance	919	889	3%	1,748	1,736	1%
Total net flows	$2,116	$2,929	-28%	$3,279	$5,005	-34%

	As of June 30,
	2014	2013	Change
Account Values
Annuities	$121,192	$103,093	18%
Retirement Plan Services	53,748	47,097	14%
Life Insurance	41,238	38,446	7%
Total account values	$216,178	$188,636	15%

Comparison of the Three and Six Months Ended June 30, 2014 to 2013

Net income increased due primarily to the following:

•	Growth in account values and insurance in force.
•	Realized gains during 2014 as compared to realized losses during 2013.

The increase in net income was partially offset primarily by the following:

•	Elevated long-term disability incidence in our Group Protection segment and higher death claims in our Life Insurance segment.
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

In addition, for the six months ended June 30, 2014, net income increased due to more favorable investment income on alternative investments.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Operating Revenues
Insurance premiums (1)	$42	$24	75%	$87	$57	53%
Fee income	486	391	24%	950	760	25%
Net investment income	258	273	-5%	517	530	-2%
Operating realized gain (loss) (2)	40	33	21%	78	64	22%
Other revenues (3)	100	96	4%	203	183	11%
Total operating revenues	926	817	13%	1,835	1,594	15%
Operating Expenses
Interest credited	154	157	-2%	308	310	-1%
Benefits	80	62	29%	166	128	30%
Commissions and other expenses	406	355	14%	810	720	13%
Total operating expenses	640	574	11%	1,284	1,158	11%
Income (loss) from operations before taxes	286	243	18%	551	436	26%
Federal income tax expense (benefit)	59	48	23%	108	83	30%
Income (loss) from operations	$227	$195	16%	$443	$353	25%

(1)	Includes primarily our income annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three and Six Months Ended June 30, 2014 to 2013

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset primarily by the following:

•

Higher commissions and other expenses due to higher account values, resulting in higher trail commissions.  This increase was partially offset by higher average equity markets than our model projections assumed resulting in a lower amortization rate.

•	Higher benefits attributable to an increase in the growth in benefit reserves due to higher guaranteed amounts covered by GLB riders.

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

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.    Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  We continue to monitor the marketplace and economic environment and make changes to our product offerings as needed to sustain the future profitability of our segment.  We are continuing to focus on shifting the balance of variable annuity deposits to products without GLB riders during 2014.  Variable annuity deposits on products without GLB riders were 23% and 21% for the three and six months ended June 30, 2014, compared to 9% and 10% for the corresponding periods in 2013.  In July 2014, our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), amended and restated its reinsurance treaty covering new sales of its variable annuity GLB product.  The treaty provides an additional $4 billion of reinsurance capacity through December 31, 2015.  LNL will retain 100% of the product cash flows, excluding the living benefit guarantee.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for the three and six months ended June 30, 2014, compared to 8% for the corresponding periods in 2013.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Fee Income
Mortality, expense and other assessments	$478	$389	23%	$935	$753	24%
Surrender charges	7	4	75%	15	9	67%
DFEL:
Deferrals	(8)	(6)	-33%	(16)	(11)	-45%
Amortization, net of interest	9	4	125%	16	9	78%
Total fee income	$486	$391	24%	$950	$760	25%

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Variable Account Value Information
Variable annuity deposits (1)	$2,495	$2,812	-11%	$4,786	$4,969	-4%
Increases (decreases) in variable annuity
account values:
Net flows (1)	286	866	-67%	390	1,199	-67%
Change in market value (1)	3,323	(224)	NM	4,111	3,491	18%
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	680	805	-16%	1,478	1,567	-6%
Variable annuity account values (1)	99,801	81,764	22%	99,801	81,764	22%
Average daily variable annuity account
values (1)	96,913	82,301	18%	95,493	80,406	19%
Average daily S&P 500	1,899	1,610	18%	1,868	1,563	20%

(1)	Excludes the fixed portion of variable.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and the equity markets.  Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB products; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2013 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$215	$222	-3%	$432	$449	-4%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	5	18	-72%	9	22	-59%
Surplus investments (2)	38	33	15%	76	59	29%
Total net investment income	$258	$273	-5%	$517	$530	-2%

Interest Credited
Amount provided to contract holders	$146	$150	-3%	$292	$294	-1%
DSI deferrals	(1)	(2)	50%	(3)	(5)	40%
Interest credited before DSI
amortization	145	148	-2%	289	289	0%
DSI amortization	9	9	0%	19	21	-10%
Total interest credited	$154	$157	-2%	$308	$310	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2014	2013	Change	2014	2013	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.49%	4.66%	(17)	4.52%	4.73%	(21)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.11%	0.37%	(26)	0.09%	0.23%	(14)
Net investment income yield on
reserves	4.60%	5.03%	(43)	4.61%	4.96%	(35)
Interest rate credited to contract
holders	2.79%	2.85%	(6)	2.80%	2.81%	(1)
Interest rate spread	1.81%	2.18%	(37)	1.81%	2.15%	(34)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$1,071	$1,369	-22%	$2,159	$2,431	-11%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	545	837	-35%	1,136	1,389	-18%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(680)	(805)	16%	(1,478)	(1,567)	6%
Reinvested interest credited (1)	235	177	33%	427	455	-6%
Fixed annuity account values (1)	21,391	21,329	0%	21,391	21,329	0%
Average fixed account values (1)	21,355	21,260	0%	21,295	21,166	1%
Average invested assets on reserves	19,170	19,056	1%	19,136	19,018	1%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Commissions and Other Expenses
Commissions:
Deferrable	$156	$188	-17%	$303	$330	-8%
Non-deferrable	114	86	33%	218	173	26%
General and administrative expenses	106	106	0%	211	200	6%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	-	-	NM	1	1	0%
Taxes, licenses and fees	6	6	0%	18	16	13%
Total expenses incurred, excluding
broker-dealer	382	386	-1%	751	720	4%
DAC deferrals	(174)	(213)	18%	(339)	(376)	10%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	208	173	20%	412	344	20%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	101	92	10%	202	194	4%
Unlocking	(1)	-	NM	(1)	2	NM
Broker-dealer expenses incurred	98	90	9%	197	180	9%
Total commissions and other
expenses	$406	$355	14%	$810	$720	13%

DAC Deferrals
As a percentage of sales/deposits	4.9%	5.1%		4.9%	5.1%

(1)

Includes reimbursements to Annuities from the Life Insurance segment for reserve financing, net of expenses incurred by Annuities for its use of letters of credit (“LOCs”).  The inter-segment amounts are not reported on our Consolidated Statements of Comprehensive Income (Loss).

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized.  Fluctuations in these expenses correspond with fluctuations in other revenues.

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Operating Revenues
Fee income	$62	$58	7%	$122	$114	7%
Net investment income	204	211	-3%	411	413	0%
Other revenues (1)	4	2	100%	8	4	100%
Total operating revenues	270	271	0%	541	531	2%
Operating Expenses
Interest credited	118	117	1%	236	233	1%
Benefits	-	-	NM	-	1	-100%
Commissions and other expenses	98	100	-2%	198	195	2%
Total operating expenses	216	217	0%	434	429	1%
Income (loss) from operations before taxes	54	54	0%	107	102	5%
Federal income tax expense (benefit)	15	15	0%	29	27	7%
Income (loss) from operations	$39	$39	0%	$78	$75	4%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of the Three Months Ended June 30, 2014 to 2013

Income from operations for this segment remained flat as higher fee income driven by higher average daily account values was offset by lower net investment income, net of interest credited.  The decrease in net investment income, net of interest credited, was driven by lower prepayment and bond make-whole premiums and spread compression due to new money rates averaging below our current portfolio yields.

Comparison of the Six Months Ended June 30, 2014 to 2013

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily account values.

The increase in income from operations was partially offset primarily by lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and spread compression due to new money rates averaging below our current portfolio yields.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 11% and 14% for the three and six months ended June 30, 2014, respectively, compared to 11% for the corresponding periods in 2013.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 32% and 34% as of June 30, 2014 and 2013, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Fee Income
Annuity expense assessments	$49	$47	4%	$96	$93	3%
Mutual fund fees	13	11	18%	25	20	25%
Total expense assessments	62	58	7%	121	113	7%
Surrender charges	-	-	NM	1	1	0%
Total fee income	$62	$58	7%	$122	$114	7%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-period	$8,223	$7,373	12%	$8,203	$7,001	17%
Gross deposits	409	366	12%	879	773	14%
Withdrawals and deaths	(389)	(369)	-5%	(899)	(779)	-15%
Net flows	20	(3)	NM	(20)	(6)	NM
Transfers between fixed and variable
accounts	-	1	-100%	-	(13)	100%
Investment increase and change in
market value	278	6	NM	338	395	-14%
Balance as of end-of-period	$8,521	$7,377	16%	$8,521	$7,377	16%

Mid – Large Market:
Balance as of beginning-of-period	$26,708	$22,776	17%	$26,468	$21,050	26%
Gross deposits	1,260	1,093	15%	2,371	2,193	8%
Withdrawals and deaths	(697)	(542)	-29%	(1,910)	(1,075)	-78%
Net flows	563	551	2%	461	1,118	-59%
Transfers between fixed and variable
accounts	7	7	0%	16	19	-16%
Investment increase and change in
market value	829	152	NM	1,162	1,299	-11%
Balance as of end-of-period	$28,107	$23,486	20%	$28,107	$23,486	20%

Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$16,920	$16,293	4%	$16,947	$15,880	7%
Gross deposits	145	158	-8%	322	318	1%
Withdrawals and deaths	(362)	(369)	2%	(758)	(749)	-1%
Net flows	(217)	(211)	-3%	(436)	(431)	-1%
Investment increase and change in
market value	417	152	174%	609	785	-22%
Balance as of end-of-period	$17,120	$16,234	5%	$17,120	$16,234	5%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$51,851	$46,442	12%	$51,618	$43,931	17%
Gross deposits	1,814	1,617	12%	3,572	3,284	9%
Withdrawals and deaths	(1,448)	(1,280)	-13%	(3,567)	(2,603)	-37%
Net flows	366	337	9%	5	681	-99%
Transfers between fixed and variable
accounts	7	8	-13%	16	6	167%
Investment increase and change in
market value	1,524	310	NM	2,109	2,479	-15%
Balance as of end-of-period	$53,748	$47,097	14%	$53,748	$47,097	14%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Variable Account Value Information
Variable annuity deposits (1)	$326	$325	0%	$687	$763	-10%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(122)	(157)	22%	(351)	(242)	-45%
Change in market value (1)	591	78	NM	755	1,008	-25%
Transfers from the variable portion of
variable annuity products to the fixed
portion of variable annuity products	(49)	(69)	29%	(104)	(147)	29%
Variable annuity account values (1)	15,611	14,084	11%	15,611	14,084	11%
Average daily variable annuity account
values (1)	15,221	14,311	6%	15,172	14,141	7%
Average daily S&P 500	1,899	1,610	18%	1,868	1,563	20%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$183	$185	-1%	$368	$370	-1%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	4	9	-56%	9	12	-25%
Surplus investments (2)	17	17	0%	34	31	10%
Total net investment income	$204	$211	-3%	$411	$413	0%

Interest Credited	$118	$117	1%	$236	$233	1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2014	2013	Change	2014	2013	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.78%	5.01%	(23)	4.84%	5.01%	(17)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.12%	0.24%	(12)	0.12%	0.17%	(5)
Net investment income yield on reserves	4.90%	5.25%	(35)	4.96%	5.18%	(22)
Interest rate credited to contract holders	3.05%	3.11%	(6)	3.06%	3.13%	(7)
Interest rate spread	1.85%	2.14%	(29)	1.90%	2.05%	(15)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$437	$365	20%	$945	$808	17%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(66)	(98)	33%	(156)	(111)	-41%
Transfers to the fixed portion of variable
annuity products from the variable
portion of variable annuity products	49	69	-29%	104	147	-29%
Reinvested interest credited (1)	118	118	0%	234	231	1%
Fixed annuity account values (1)	15,516	15,035	3%	15,516	15,035	3%
Average fixed account values (1)	15,465	14,970	3%	15,423	14,889	4%
Average invested assets on reserves	15,259	14,721	4%	15,204	14,738	3%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Commissions and Other Expenses
Commissions:
Deferrable	$3	$4	-25%	$7	$8	-13%
Non-deferrable	15	14	7%	30	28	7%
General and administrative expenses	73	75	-3%	146	146	0%
Taxes, licenses and fees	3	4	-25%	9	9	0%
Total expenses incurred	94	97	-3%	192	191	1%
DAC deferrals	(6)	(7)	14%	(14)	(16)	13%
Total expenses recognized before
amortization	88	90	-2%	178	175	2%
DAC and VOBA amortization, net of
interest	10	10	0%	20	20	0%
Total commissions and other
expenses	$98	$100	-2%	$198	$195	2%

DAC Deferrals
As a percentage of annuity sales/deposits	0.8%	1.0%		0.9%	1.0%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.  Distribution expenses associated with the sale of mutual fund products are expensed as incurred.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Operating Revenues
Insurance premiums (1)	$139	$119	17%	$271	$232	17%
Fee income	586	534	10%	1,160	1,066	9%
Net investment income	632	625	1%	1,256	1,211	4%
Operating realized gain (loss) (2)	-	-	NM	1	2	-50%
Other revenues	6	6	0%	12	14	-14%
Total operating revenues	1,363	1,284	6%	2,700	2,525	7%
Operating Expenses
Interest credited	337	325	4%	671	644	4%
Benefits	519	500	4%	1,060	1,005	5%
Commissions and other expenses	284	258	10%	569	508	12%
Total operating expenses	1,140	1,083	5%	2,300	2,157	7%
Income (loss) from operations before taxes	223	201	11%	400	368	9%
Federal income tax expense (benefit)	75	66	14%	132	121	9%
Income (loss) from operations	$148	$135	10%	$268	$247	9%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended June 30, 2014 to 2013

Income from operations for this segment increased due primarily to higher fee income attributable to growth in business in force.

This increase in income from operations was partially offset primarily by the following:

•	Higher commissions and other expenses due to growth in business in force.
•	Higher benefits due to higher death claims.

Comparison of the Six Months Ended June 30, 2014 to 2013

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force.
•

Higher net investment income, net of interest credited, driven by growth in business in force and more favorable investment income on alternative investments.  These increases were partially offset by spread compression due to new money rates averaging below our current portfolio yields.

This increase in income from operations was partially offset primarily by the following:

•	Higher commissions and other expenses due to growth in business in force and lower margins than our model projections assumed.
•	Higher benefits due to higher death claims.

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

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”), respectively.  For more discussion of our strategies to lessen the burden of increased XXX and AG38 statutory reserves associated with term products and UL products containing secondary guarantees on our insurance subsidiaries, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain” in our 2013 Form 10-K and “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain” in our Form 10-Q for the quarter ended March 31, 2014.

Included in the LOCs issued as of June 30, 2014, was approximately $3.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.2 billion of such LOCs were issued for UL products containing secondary guarantees (approximately $1.8 billion will expire in 2031, and approximately $350 million will expire in 2018).  Approximately $1.1 billion of such LOCs were issued for term business solutions (approximately $905 million will expire in 2023, and approximately $155 million is automatically renewable until 2023).  We have also used the proceeds from senior note issuances of approximately $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market alternatives lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Subsidiaries’ Statutory Reserving and Surplus” herein and “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2013 Form 10-K for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Fee Income
Mortality assessments	$347	$336	3%	$693	$667	4%
Expense assessments	244	218	12%	472	431	10%
Surrender charges	13	15	-13%	28	31	-10%
DFEL:
Deferrals	(82)	(75)	-9%	(155)	(152)	-2%
Amortization, net of interest	64	40	60%	122	89	37%
Total fee income	$586	$534	10%	$1,160	$1,066	9%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Sales by Product
UL:
Excluding MoneyGuard® and indexed UL	$24	$30	-20%	$45	$60	-25%
MoneyGuard®	40	51	-22%	73	99	-26%
Indexed UL	15	11	36%	33	20	65%
Total UL	79	92	-14%	151	179	-16%
VUL	56	32	75%	101	55	84%
COLI and BOLI	14	39	-64%	18	65	-72%
Term	23	23	0%	47	39	21%
Total sales	$172	$186	-8%	$317	$338	-6%

Net Flows
Deposits	$1,308	$1,253	4%	$2,574	$2,494	3%
Withdrawals and deaths	(389)	(364)	-7%	(826)	(758)	-9%
Net flows	$919	$889	3%	$1,748	$1,736	1%

Contract Holder Assessments	$882	$861	2%	$1,735	$1,689	3%

	As of June 30,
	2014	2013	Change
Account Values
UL	$31,025	$30,025	3%
VUL	7,941	6,157	29%
Interest-sensitive whole life	2,272	2,264	0%
Total account values	$41,238	$38,446	7%

In-Force Face Amount
UL and other	$321,056	$314,093	2%
Term insurance	308,253	286,939	7%
Total in-force face amount	$629,309	$601,032	5%

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

Changes in the marketplace and continuing efforts to increase sales of higher return products in a low interest rate environment have resulted in a shift in our business mix.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$563	$558	1%	$1,126	$1,112	1%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	18	15	20%	25	18	39%
Alternative investments (2)	14	16	-13%	30	16	88%
Surplus investments (3)	37	36	3%	75	65	15%
Total net investment income	$632	$625	1%	$1,256	$1,211	4%

Interest Credited	$337	$325	4%	$671	$644	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2014	2013	Change	2014	2013	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.41%	5.57%	(16)	5.44%	5.59%	(15)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.16%	0.15%	1	0.10%	0.09%	1
Alternative investments	0.15%	0.18%	(3)	0.16%	0.09%	7
Net investment income yield
on reserves	5.72%	5.90%	(18)	5.70%	5.77%	(7)
Interest rate credited to contract holders	3.96%	3.92%	4	3.95%	3.92%	3
Interest rate spread	1.76%	1.98%	(22)	1.75%	1.85%	(10)

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.48%	5.60%	(12)	5.68%	5.66%	2
Commercial mortgage loan prepayment
and bond make-whole premiums	0.34%	0.12%	22	0.28%	0.09%	19
Net investment income yield
on reserves	5.82%	5.72%	10	5.96%	5.75%	21

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$37,222	$35,678	4%	$37,037	$35,385	5%
Account values - universal and whole life	33,741	32,738	3%	33,650	32,565	3%
Attributable to traditional products:
Invested assets on reserves	4,237	4,399	-4%	4,202	4,376	-4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Benefits
Death claims direct and assumed	$876	$769	14%	$1,802	$1,634	10%
Death claims ceded	(448)	(348)	-29%	(863)	(753)	-15%
Reserves released on death	(123)	(128)	4%	(284)	(267)	-6%
Net death benefits	305	293	4%	655	614	7%
Change in secondary guarantee life
insurance product reserves	127	116	9%	249	248	0%
Other benefits (1)	87	91	-4%	156	143	9%
Total benefits	$519	$500	4%	$1,060	$1,005	5%

Death claims per $1,000 of in-force	1.95	1.96	-1%	2.10	2.06	2%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Commissions and Other Expenses
Commissions	$173	$146	18%	$336	$285	18%
General and administrative expenses	124	117	6%	243	231	5%
Expenses associated with reserve financing	20	18	11%	39	36	8%
Taxes, licenses and fees	32	32	0%	76	68	12%
Total expenses incurred	349	313	12%	694	620	12%
DAC and VOBA deferrals	(187)	(166)	-13%	(365)	(322)	-13%
Total expenses recognized before
amortization	162	147	10%	329	298	10%
DAC and VOBA amortization,
net of interest	121	110	10%	238	208	14%
Other intangible amortization	1	1	0%	2	2	0%
Total commissions and
other expenses	$284	$258	10%	$569	$508	12%

DAC and VOBA Deferrals
As a percentage of sales	108.7%	89.2%		115.1%	95.3%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2014, to the corresponding periods in 2013, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Operating Revenues
Insurance premiums	$574	$531	8%	$1,135	$1,039	9%
Net investment income	44	42	5%	89	81	10%
Other revenues	3	2	50%	7	5	40%
Total operating revenues	621	575	8%	1,231	1,125	9%
Operating Expenses
Interest credited	2	1	100%	2	1	100%
Benefits	463	397	17%	886	781	13%
Commissions and other expenses	153	143	7%	310	286	8%
Total operating expenses	618	541	14%	1,198	1,068	12%
Income (loss) from operations before
taxes	3	34	-91%	33	57	-42%
Federal income tax expense (benefit)	1	12	-92%	12	20	-40%
Income (loss) from operations	$2	$22	-91%	$21	$37	-43%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Income (Loss) from Operations by
Product Line
Life	$1	$6	-83%	$6	$5	20%
Disability	(2)	16	NM	11	30	-63%
Dental	1	(1)	200%	2	(1)	300%
Total non-medical	-	21	-100%	19	34	-44%
Medical	2	1	100%	2	3	-33%
Income (loss) from operations	$2	$22	-91%	$21	$37	-43%

Comparison of the Three and Six Months Ended June 30, 2014 to 2013

Income from operations for this segment decreased due primarily to unfavorable total non-medical loss ratio experience attributable to elevated long-term disability incidence and mortality.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  During the second quarter of 2014, our total non-medical loss ratio of 80.3% was above our long-term expectation of 71% to 74% due primarily to elevated long-term disability incidence and mortality.  We expect the loss ratios to be above our target range during the remainder of the year.  For every one percent increase in the loss ratio, we would expect an approximate annual $13 million to $15 million decrease to income from operations.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Insurance Premiums by Product Line
Life	$229	$210	9%	$466	$415	12%
Disability	243	222	9%	482	441	9%
Dental	56	50	12%	113	101	12%
Total non-medical	528	482	10%	1,061	957	11%
Medical	46	49	-6%	74	82	-10%
Total insurance premiums	$574	$531	8%	$1,135	$1,039	9%

Sales	$73	$95	-23%	$137	$167	-18%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.  We continue to shift the business mix to employee-paid blocks of business, which we expect will improve the overall profitability of the business.  The proportion of employee-paid sales to our total sales was 43% and 52% for the three and six months ended June 30, 2014, compared to 39% and 48% for the corresponding periods in 2013.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Benefits and Interest Credited by
Product Line
Life	$183	$162	13%	$363	$326	11%
Disability	201	156	29%	377	307	23%
Dental	40	37	8%	82	77	6%
Total non-medical	424	355	19%	822	710	16%
Medical	41	43	-5%	66	72	-8%
Total benefits and interest credited	$465	$398	17%	$888	$782	14%

Loss Ratios by Product Line
Life	80.0%	77.1%		78.0%	78.6%
Disability	82.6%	70.1%		78.2%	69.6%
Dental	71.1%	74.1%		72.6%	75.7%
Total non-medical	80.3%	73.5%		77.5%	74.1%
Medical	89.0%	88.8%		88.4%	89.0%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Commissions and Other Expenses
Commissions	$68	$62	10%	$135	$125	8%
General and administrative expenses	78	77	1%	150	144	4%
Taxes, licenses and fees	14	13	8%	29	26	12%
Total expenses incurred	160	152	5%	314	295	6%
DAC deferrals	(18)	(18)	0%	(34)	(33)	-3%
Total expenses recognized before
amortization	142	134	6%	280	262	7%
DAC and VOBA amortization, net of
interest	11	9	22%	30	24	25%
Total commissions and
other expenses	$153	$143	7%	$310	$286	8%

DAC Deferrals
As a percentage of insurance premiums	3.1%	3.4%		3.0%	3.2%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Operating Revenues
Insurance premiums	$-	$-	NM	$-	$1	-100%
Net investment income	70	63	11%	143	129	11%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%	36	36	0%
Media revenues (net)	17	19	-11%	32	35	-9%
Other revenues	1	2	-50%	1	2	-50%
Total operating revenues	106	102	4%	212	203	4%
Operating Expenses
Interest credited	26	28	-7%	52	55	-5%
Benefits	29	29	0%	59	56	5%
Media expenses	14	15	-7%	29	29	0%
Other expenses	4	26	-85%	17	52	-67%
Interest and debt expense	67	65	3%	134	129	4%
Total operating expenses	140	163	-14%	291	321	-9%
Income (loss) from operations before taxes	(34)	(61)	44%	(79)	(118)	33%
Federal income tax expense (benefit)	(12)	(21)	43%	(28)	(41)	32%
Income (loss) from operations	$(22)	$(40)	45%	$(51)	$(77)	34%

Comparison of the Three and Six Months Ended June 30, 2014 to 2013

Loss from operations for Other Operations decreased due primarily to the following:

•

Lower other expenses attributable to the effect of changes in our stock price on our deferred compensations plans, as our stock price remained relatively flat during 2014 compared to significantly increasing during 2013 (see “Other Expenses” below for more information); and

•

Higher net investment income, net of interest credited, related to higher average invested assets driven by distributable earnings received from our insurance segments, partially offset by repurchases of common stock.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
General and administrative expenses:
Legal	$(2)	$-	NM	$(1)	$1	NM
Branding	8	10	-20%	13	13	0%
Other (1)	12	23	-48%	19	46	-59%
Total general and administrative	18	33	-45%	31	60	-48%
expenses
Taxes, licenses and fees	(11)	(4)	NM	(8)	(3)	NM
Inter-segment reimbursement
associated with reserve financing
and LOC expenses (2)	(3)	(3)	0%	(6)	(5)	-20%
Total other expenses	$4	$26	-85%	$17	$52	-67%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Components of Realized Gain (Loss),
Pre-Tax
Total operating realized gain (loss)	$40	$34	18%	$79	$66	20%
Total excluded realized gain (loss)	(5)	(51)	90%	(63)	(142)	56%
Total realized gain (loss), pre-tax	$35	$(17)	NM	$16	$(76)	121%

Reconciliation of Excluded Realized
Gain (Loss) Net of Benefit Ratio
Unlocking, After-Tax
Total excluded realized gain (loss)	$(3)	$(33)	91%	$(42)	$(92)	54%
Benefit ratio unlocking	7	(2)	NM	9	12	-25%
Excluded realized gain (loss) net of
benefit ratio unlocking, after-tax	$4	$(35)	111%	$(33)	$(80)	59%

Components of Excluded Realized
Gain (Loss) Net of Benefit Ratio
Unlocking, After-Tax
Realized gain (loss) related to certain
investments	$-	$(16)	100%	$(3)	$(26)	88%
Gain (loss) on the mark-to-market on
certain instruments	5	(6)	183%	(8)	-	NM
Variable annuity net derivatives results:
Hedge program performance, including
unlocking for GLB reserves hedged	16	5	220%	1	7	-86%
GLB NPR component	(9)	(16)	44%	(2)	(51)	96%
Total variable annuity net derivatives
results	7	(11)	164%	(1)	(44)	98%
Indexed annuity forward-starting option	(8)	(2)	NM	(21)	(10)	NM
Excluded realized gain (loss) net of
benefit ratio unlocking, after-tax	$4	$(35)	111%	$(33)	$(80)	59%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2013 Form 10-K.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended June 30, 2014 to 2013

We had realized gains during 2014 as compared to losses during 2013 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Gains on variable annuity net derivatives results during 2014 attributable to a less unfavorable GLB non-performance risk (“NPR”) component due to our associated reserves increasing and narrowing of our credit spreads during 2014.

•	General improvements in the credit markets during 2014 leading to a decline in OTTI.
•	Higher gross realized gains related to certain investments during 2014 originating from asset sales to reposition the investment portfolio.
•	Gains on the mark-to-market on certain instruments during 2014 attributable primarily to a decrease in interest rates leading to an increase in the value of our trading securities.

Comparison of the Six Months Ended June 30, 2014 to 2013

We had realized gains during 2014 as compared to losses during 2013 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Lower losses on variable annuity net derivatives results during 2014 attributable to a less unfavorable GLB NPR component due to our associated reserves increasing and less narrowing of our credit spreads during 2014.

•	General improvements in the credit markets during 2014 leading to a decline in OTTI.
•	Higher gross realized gains related to certain investments during 2014 originating from asset sales to reposition the investment portfolio.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Variable annuity hedge program assets (liabilities)	$502	$335	$(49)	$445	$811

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,043	$1,067	$1,345	$780	$318
NPR	(111)	(88)	(101)	(69)	(26)
Embedded derivative reserves	932	979	1,244	711	292
Insurance benefit reserves	(265)	(258)	(236)	(233)	(226)
Total variable annuity reserves – asset (liability)	$667	$721	$1,008	$478	$66

10-year credit default swap ("CDS") spread	1.15%	1.27%	1.46%	1.74%	1.89%
NPR factor related to 10-year CDS spread	0.08%	0.13%	0.15%	0.18%	0.21%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of June 30, 2014:

Hypothetical
Effect
NPR factor:
Down 8 basis points to zero	$(95)
Up 20 basis points	45

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

See “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2013 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Investments
AFS securities:
Fixed maturity	$85,511	$80,078	84.7%	84.0%
VIEs' fixed maturity	598	697	0.6%	0.7%
Total fixed maturity	86,109	80,775	85.3%	84.7%
Equity	256	201	0.3%	0.2%
Trading securities	2,339	2,282	2.3%	2.4%
Mortgage loans on real estate	7,096	7,210	7.0%	7.6%
Real estate	32	47	0.0%	0.0%
Policy loans	2,683	2,677	2.7%	2.8%
Derivative investments	1,142	881	1.1%	0.9%
Alternative investments	1,104	1,002	1.1%	1.1%
Other investments	197	216	0.2%	0.3%
Total investments	$100,958	$95,291	100.0%	100.0%

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

	As of June 30, 2014
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,836	$989	$42	$10,783	12.5%
Basic industry	4,918	361	30	5,249	6.1%
Capital goods	4,616	421	14	5,023	5.8%
Communications	4,046	468	16	4,498	5.2%
Consumer cyclical	4,570	396	54	4,912	5.7%
Consumer non-cyclical	10,156	1,035	41	11,150	13.0%
Energy	6,726	732	20	7,438	8.6%
Technology	2,786	185	26	2,945	3.4%
Transportation	1,982	171	3	2,150	2.5%
Industrial other	773	67	-	840	1.0%
Utilities	13,646	1,475	56	15,065	17.6%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,488	147	-	1,635	1.9%
Non-agency backed	1,101	48	17	1,132	1.3%
Mortgage pass through securities ("MPTS"):
Agency backed	1,397	91	5	1,483	1.7%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	658	36	15	679	0.8%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	238	1	1	238	0.3%
Commercial real estate ("CRE") CDOs	20	-	2	18	0.0%
Credit card	674	33	-	707	0.8%
Home equity	648	33	52	629	0.7%
Manufactured housing	56	4	-	60	0.1%
Auto loan	1	-	-	1	0.0%
Other	302	19	1	320	0.4%
Municipals:
Taxable	3,617	693	5	4,305	5.0%
Tax-exempt	86	4	-	90	0.1%
Government and government agencies:
United States	1,494	145	6	1,633	1.9%
Foreign	1,945	226	7	2,164	2.5%
Hybrid and redeemable preferred securities	888	111	37	962	1.1%
Total fixed maturity AFS securities	78,668	7,891	450	86,109	100.0%
Equity AFS Securities	235	21	-	256
Total AFS securities	78,903	7,912	450	86,365
Trading Securities (1)	2,029	318	8	2,339
Total AFS and trading securities	$80,932	$8,230	$458	$88,704

	As of December 31, 2013
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,542	$695	$112	$10,125	12.5%
Basic industry	4,771	216	141	4,846	6.0%
Capital goods	4,720	283	73	4,930	6.1%
Communications	3,933	291	79	4,145	5.1%
Consumer cyclical	4,401	271	121	4,551	5.6%
Consumer non-cyclical	9,938	719	145	10,512	13.0%
Energy	6,503	485	124	6,864	8.5%
Technology	2,634	117	72	2,679	3.3%
Transportation	1,925	107	12	2,020	2.5%
Industrial other	938	57	10	985	1.2%
Utilities	12,997	903	247	13,653	16.9%
CMOs:
Agency backed	1,671	151	-	1,822	2.3%
Non-agency backed	988	36	27	997	1.2%
MPTS:
Agency backed	1,475	69	14	1,530	1.9%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	713	36	21	728	0.9%
ABS:
CLOs	209	-	4	205	0.3%
CRE CDOs	23	-	3	20	0.0%
Credit card	672	24	-	696	0.9%
Home equity	690	25	74	641	0.8%
Manufactured housing	59	5	-	64	0.1%
Auto loan	1	-	-	1	0.0%
Other	377	21	6	392	0.5%
Municipals:
Taxable	3,587	308	25	3,870	4.8%
Tax-exempt	51	-	2	49	0.1%
Government and government agencies:
United States	1,426	113	23	1,516	1.9%
Foreign	1,823	128	23	1,928	2.4%
Hybrid and redeemable preferred securities	967	89	51	1,005	1.2%
Total fixed maturity AFS securities	77,035	5,149	1,409	80,775	100.0%
Equity AFS Securities	182	19	-	201
Total AFS securities	77,217	5,168	1,409	80,976
Trading Securities (1)	2,027	270	15	2,282
Total AFS and trading securities	$79,244	$5,438	$1,424	$83,258

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2014			As of December 31, 2013
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$42,457	$47,216	54.8%	$41,483	$44,129	54.6%
2	Baa	32,393	35,014	40.7%	31,897	33,060	41.0%
Total investment grade securities		74,850	82,230	95.5%	73,380	77,189	95.6%

Below Investment Grade Securities
3	Ba	2,848	2,967	3.4%	2,603	2,627	3.3%
4	B	600	582	0.7%	701	668	0.8%
5	Caa and lower	340	307	0.4%	314	262	0.3%
6	In or near default	30	23	0.0%	37	29	0.0%
Total below investment grade securities		3,818	3,879	4.5%	3,655	3,586	4.4%
Total fixed maturity AFS securities		$78,668	$86,109	100.0%	$77,035	$80,775	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.9%	4.5%		4.7%	4.4%

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

As of June 30, 2014, and December 31, 2013, 90.4% and 92.9%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of June 30, 2014,  decreased by $959 million.  As more fully described in Note 1 in our 2013 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of June 30, 2014, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of June 30, 2014, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$130	$15	1 to 39	15	2.3%	7.0%
Hybrid and redeemable preferred securities	194	37	1 to 52	20	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $102.5 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $88.2 billion as of June 30, 2014.  If it were necessary to liquidate investments prior to maturity or call to meet cash flow needs, we would first look to AFS securities that are in an unrealized gain position, which had a fair value of $76.1 billion, excluding consolidated VIEs in the amount of $598 million, as of June 30, 2014, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2013 Form 10-K and Note 4 for additional discussion.

As of June 30, 2014, and December 31, 2013, the estimated fair value for all private placement securities was $14.0 billion and $13.3 billion, respectively, representing 14% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 3 in this report and Note 4 in our 2013 Form 10-K.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

See “Consolidated Investments – Mortgage-Backed Securities” in our 2013 Form 10-K for a discussion of our MBS.

Our ABS home equity and RMBS had a market value of $5.1 billion and an unrealized gain of $253 million, or 5%, as of June 30, 2014.

The market value of AFS securities and trading securities backed by subprime loans was $462  million and represented less than 1% of our total investment portfolio as of June 30, 2014.   AFS securities represented $449 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of June 30, 2014.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2014:

							Subprime/
	Prime Agency		Prime/ Non-Agency		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$3,119	$2,885	$526	$504	$421	$415	$184	$182	$4,250	$3,986
ABS home equity	3	3	9	9	188	190	429	446	629	648
Total by type (2)(3)	$3,122	$2,888	$535	$513	$609	$605	$613	$628	$4,879	$4,634

Rating
AAA	$3,082	$2,851	$1	$1	$-	$-	$12	$12	$3,095	$2,864
AA	30	28	-	-	6	6	18	18	54	52
A	10	9	8	8	21	20	50	49	89	86
BBB	-	-	44	43	38	36	20	19	102	98
BB and below	-	-	482	461	544	543	513	530	1,539	1,534
Total by rating (2)(3)(4)	$3,122	$2,888	$535	$513	$609	$605	$613	$628	$4,879	$4,634

Origination Year
2004 and prior	$545	$497	$88	$85	$175	$174	$166	$173	$974	$929
2005	457	414	106	105	206	199	215	224	984	942
2006	88	79	111	101	168	172	169	172	536	524
2007	475	429	230	222	60	60	60	57	825	768
2008	79	71	-	-	-	-	-	-	79	71
2009	523	482	-	-	-	-	3	2	526	484
2010	510	478	-	-	-	-	-	-	510	478
2011	242	232	-	-	-	-	-	-	242	232
2012	86	89							86	89
2013	102	102							102	102
2014	15	15	-	-	-	-	-	-	15	15
Total by origination
year (2)(3)	$3,122	$2,888	$535	$513	$609	$605	$613	$628	$4,879	$4,634

Total AFS RMBS as a
percentage of total
AFS securities									5.6%	5.9%

Total prime/non-agency,
Alt-A and
subprime/option ARM
as a percentage of
total AFS securities									2.0%	2.2%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $164 million and $162 million, respectively.
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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2014:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$665	$646	$14	$12	$-	$-	$679	$658
CRE CDOs	-	-	-	-	18	20	18	20
Total by type (1)(2)	$665	$646	$14	$12	$18	$20	$697	$678

Rating
AAA	$395	$378	$-	$-	$-	$-	$395	$378
AA	45	43	-	-	-	-	45	43
A	99	92	14	12	-	-	113	104
BBB	63	61	-	-	6	6	69	67
BB and below	63	72	-	-	12	14	75	86
Total by rating (1)(2)(3)	$665	$646	$14	$12	$18	$20	$697	$678

Origination Year
2004 and prior	$89	$87	$-	$-	$1	$1	$90	$88
2005	237	237	14	12	6	6	257	255
2006	105	99	-	-	11	13	116	112
2007	52	45	-	-	-	-	52	45
2010	59	54	-	-	-	-	59	54
2012	7	7					7	7
2013	116	117	-	-	-	-	116	117
Total by origination
year (1)(2)	$665	$646	$14	$12	$18	$20	$697	$678

Total AFS securities backed
by pools of commercial
mortgages as a percentage
of total AFS securities							0.8%	0.9%

(1)

Does not include the fair value of trading securities totaling $7 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $7 million in trading securities consisted of $6 million CMBS and $1 million CRE CDOs.

(2)

Does not include the amortized cost of trading securities totaling $6 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $6 million in trading securities consisted of $5 million CMBS and $1 million CRE CDOs.

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

As of June 30, 2014, the amortized cost and fair value of our AFS exposure to Monoline insurers was $510 million and $542 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions) as of June 30, 2014, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$524	5.4%	$582	5.7%	$58	12.9%
ABS	522	5.4%	579	5.7%	57	12.7%
Electric	937	9.7%	974	9.6%	37	8.2%
Technology	726	7.5%	752	7.4%	26	5.9%
Retailers	216	2.2%	238	2.3%	22	4.9%
CMO	467	4.8%	488	4.8%	21	4.7%
Food and Beverage	476	4.9%	496	4.9%	20	4.4%
Property and casualty	151	1.6%	166	1.6%	15	3.3%
CMBS	150	1.5%	165	1.6%	15	3.3%
Metals and Mining	398	4.1%	412	4.1%	14	3.1%
Chemicals	402	4.1%	413	4.1%	11	2.4%
Leisure	210	2.2%	220	2.2%	10	2.2%
Industries with unrealized losses
less than $15 million	4,514	46.6%	4,658	46.0%	144	32.0%
Total by industry	$9,693	100.0%	$10,143	100.0%	$450	100.0%

Total by industry as a percentage
of total AFS securities	11.2%		12.9%		100.0%

As of June 30, 2014, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $389 million and $305 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2014		As of December 31, 2013
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$7,068	99.6%	$7,202	99.9%
Delinquent and in foreclosure (1)	28	0.4%	8	0.1%
Total mortgage loans on real estate	$7,096	100.0%	$7,210	100.0%

(1)	As of June 30, 2014, and December 31, 2013, there were five mortgage loans on real estate that were delinquent and in foreclosure.

	As of	As of
	June 30,	December 31,
	2014	2013
By Segment
Annuities	$1,452	$1,451
Retirement Plan Services	1,449	1,434
Life Insurance	3,608	3,731
Group Protection	254	278
Other Operations	333	316
Total mortgage loans on real estate	$7,096	$7,210

	As of June 30, 2014			As of June 30, 2014
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$1,857	26.2%	CA	$1,653	23.3%
Industrial	1,624	22.9%	TX	611	8.6%
Apartment	1,678	23.6%	MD	398	5.6%
Retail	1,520	21.4%	NY	385	5.4%
Mixed use	224	3.2%	NC	308	4.4%
Other commercial	141	2.0%	VA	303	4.3%
Hotel/motel	52	0.7%	GA	285	4.0%
Total	$7,096	100.0%	OH	259	3.6%
Geographic Region			FL	257	3.6%
Pacific	$2,048	28.9%	WA	238	3.4%
South Atlantic	1,669	23.5%	TN	227	3.2%
East North Central	744	10.5%	PA	209	2.9%
Middle Atlantic	656	9.2%	AZ	193	2.7%
West South Central	621	8.8%	IN	182	2.6%
Mountain	525	7.4%	NV	167	2.4%
East South Central	412	5.8%	OR	157	2.2%
West North Central	342	4.8%	MN	152	2.1%
New England	79	1.1%	Other states under 2%	1,112	15.7%
Total	$7,096	100.0%	Total	$7,096	100.0%

	As of June 30, 2014			As of June 30, 2014
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$1,045	14.7%	2014	$79	1.1%
2005	581	8.2%	2015	375	5.3%
2006	513	7.2%	2016	447	6.3%
2007	752	10.6%	2017	640	9.0%
2008	696	9.8%	2018	731	10.3%
2009	139	2.0%	2019 and thereafter	4,823	68.0%
2010	274	3.9%	Total	$7,095	100.0%
2011	824	11.6%
2012	867	12.2%
2013	1,090	15.4%
2014	314	4.4%
Total	$7,095	100.0%

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

As of June 30, 2014, and December 31, 2013, there were three impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate.  The carrying value of the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2014, and December 31, 2013, was $8 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2014, and December 31, 2013, was $6 million and $5 million, respectively.  See Note 1 in our 2013 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Annuities	$6	$6	0%	$16	$8	100%
Retirement Plan Services	3	3	0%	7	4	75%
Life Insurance	18	21	-14%	44	22	100%
Group Protection	2	2	0%	6	3	100%
Other Operations	-	-	NM	1	-	NM
Total (1)	$29	$32	-9%	$74	$37	100%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2014, and December 31, 2013, alternative investments included investments in 137 and 121 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in Other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of June 30, 2014, and December 31, 2013, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $9 million.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Fixed maturity AFS securities	$1,009	$991	2%	$2,019	$1,978	2%
Equity AFS securities	2	1	100%	4	3	33%
Trading securities	33	35	-6%	66	70	-6%
Mortgage loans on real estate	93	97	-4%	188	195	-4%
Real estate	2	4	-50%	5	7	-29%
Policy loans	39	39	0%	78	77	1%
Invested cash	-	1	-100%	1	2	-50%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	30	45	-33%	46	58	-21%
Alternative investments (2)	29	32	-9%	74	37	100%
Consent fees	1	-	NM	1	1	0%
Other investments	(3)	(1)	NM	(9)	(4)	NM
Investment income	1,235	1,244	-1%	2,473	2,424	2%
Investment expense	(28)	(31)	10%	(58)	(61)	5%
Net investment income	$1,207	$1,213	0%	$2,415	$2,363	2%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2014	2013	Change	2014	2013	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment
expenses	4.99%	5.10%	(11)	5.10%	5.14%	(4)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.13%	0.21%	(8)	0.07%	0.13%	(6)
Alternative investments	0.13%	0.14%	(1)	0.11%	0.08%	3
Net investment income yield on invested
assets	5.25%	5.45%	(20)	5.28%	5.35%	(7)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Average invested assets at amortized cost	$91,879	$89,009	3%	$91,453	$88,350	4%

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Fixed maturity AFS securities:
Gross gains	$11	$4	175%	$19	$11	73%
Gross losses	(6)	(25)	76%	(13)	(43)	70%
Equity AFS securities:
Gross gains	3	-	NM	3	6	-50%
Gross losses	-	(1)	100%	-	(1)	100%
Gain (loss) on other investments	3	1	200%	3	(1)	NM
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in other
contract holder funds	(10)	(4)	NM	(17)	(11)	-55%
Total realized gain (loss) related to
certain investments, pre-tax	$1	$(25)	104%	$(5)	$(39)	87%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2014 and 2013, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(2)	$(7)	71%	$(5)	$(10)	50%
RMBS	(1)	(5)	80%	(3)	(16)	81%
CMBS	(1)	(12)	92%	(1)	(14)	93%
CRE CDOs	-	-	NM	-	(1)	100%
Gross OTTI recognized in net
income (loss)	(4)	(24)	83%	(9)	(41)	78%
Associated amortization of DAC, VOBA,
DSI and DFEL	1	5	-80%	2	8	-75%
Net OTTI recognized in net income
(loss), pre-tax	$(3)	$(19)	84%	$(7)	$(33)	79%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$2	$1	100%	$9	$7	29%
Change in DAC, VOBA, DSI and DFEL	-	-	NM	(1)	(1)	0%
Net portion of OTTI recognized in OCI,
pre-tax	$2	$1	100%	$8	$6	33%

The decrease in write-downs for OTTI when comparing the first six months of 2014 to the corresponding period in 2013 was attributable to declines in write-downs for OTTI on corporate bonds and structured holdings.  The improvements of the write-downs for OTTI on our RMBS and CMBS holdings were primarily attributable to gradual recovery in both residential and commercial real estate markets.

The $18 million of impairments taken during the first six months of 2014 were split between $9 million of credit-related impairments and $9 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS holdings primarily as a result of weakness within select residential real estate securities.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REINSURANCE

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” in our 2013 Form 10-K and “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” in our Form 10-Q for the quarter ended March 31, 2014, for a detailed discussion regarding our counterparty risk with our reinsurers, including collateral securing our reinsurance recoverable, which information is incorporated herein by reference.  For more information about reinsurance, see Note 9 in our 2013 Form 10-K.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $371 million and $55 million for the first six months of 2014 and 2013, respectively.    When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).  During the first six months of 2014, our payables for collateral on derivative investments increased by $319 million as falling interest rates increased the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 5.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Dividends from Subsidiaries
LNL	$190	$150	27%	$340	$300	13%
First Penn-Pacific	20	40	-50%	20	40	-50%

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	31	30	3%	65	43	51%
	$241	$220	10%	$425	$383	11%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	$3	$1	200%	$(3)	$(3)	0%

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

Subsidiaries’ Statutory Reserving and Surplus

Like other life insurers, we utilize inter-company reinsurance arrangements with captives primarily to manage risk and statutory capital.  Captive reinsurers are typically special purpose vehicles that either by statute or by restriction in their licensing orders are limited to reinsuring business from insurance affiliates.  Specifically, captives help us mitigate the capital impact of XXX and AG38 reserving guidelines.  XXX and AG38 require insurers to use reserving assumptions that result in statutory reserves for term life insurance policies and UL policies with secondary guarantees greater than what we expect to adequately support these policies.  The captive reinsurance structures we use provide a mechanism for the financing of a portion of the excess reserve amounts in a more efficient manner.  This, in turn, frees up capital that the insurance subsidiaries can use for any number of purposes, including for paying dividends to the holding company.  Once transferred to the holding company, it can deploy this capital for a variety of corporate purposes, including potentially for stock repurchases.

Currently, insurance companies are using a wide variety of captive reinsurance structures to support their respective businesses.  The NAIC through its various committees, task forces, and working groups has been studying the use of captives and special purpose vehicles to transfer insurance risk and has been evaluating the adequacy of existing NAIC model laws and regulations applicable to captives.  Recently, the NAIC directed its various committees, task forces, and working groups to develop draft regulatory changes based upon recommendations of its retained consultant for further consideration by the NAIC.  We believe that, ultimately, if adopted by the NAIC and the states, those changes will allow for the continued use of captive structures, although certain types of captive structures may be limited or prohibited or the benefits of certain captive structures reduced.  We also believe that existing captive structures, which have been approved by the insurance departments of both the ceding company’s and captive’s states of domicile, will not be affected materially by the NAIC’s final actions.

There remains uncertainty to what extent the NAIC and the state regulators will require changes to future captive reinsurance structures.  If we are unable to continue to implement such captive structures, or if changes make the use of future structures less capital efficient, we may have lower returns on such products sold than we currently anticipate and/or raise prices or reduce our sales of these products.  As a result, our insurance subsidiaries may have lower capacity to provide dividends to the holding company.

For more discussion of our strategies to lessen the burden of increased XXX and AG38 statutory reserves associated with term products and UL products containing secondary guarantees on our insurance subsidiaries, see “Results of Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain.”

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Six Months Ended June 30, 2014
			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$501	$-	$(500)	$-	$249	$250

Long-Term Debt
Senior notes	$3,609	$-	$-	$99	$(250)	$3,458
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	1	1,212
Total long-term debt	$5,320	$-	$-	$99	$(249)	$5,170

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	As of June 30, 2014, consisted of a $250 million 4.30% fixed-rate senior note maturing on June 15, 2015.

During the first quarter of 2014, we repaid a $300 million 4.75% fixed-rate senior note that matured on January 30, 2014, and a $200 million 4.75% fixed-rate senior note that matured on February 15, 2014.  The specific resources or combination of resources that we will use to meet the maturity mentioned above will depend upon, among other things, the financial market conditions present at the time of maturity.  As of June 30, 2014, the holding company had available liquidity of $573 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of June 30, 2014.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2013 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2013 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2013 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of June 30, 2014, the holding company had a net outstanding receivable of $351 million from certain subsidiaries resulting from funds borrowed by the subsidiaries in excess of amounts placed by those subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of June 30, 2014, our insurance subsidiaries had investments with a carrying value of $2.6 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Common dividends to stockholders	$42	$32	31%	$84	$65	29%
Repurchase of common stock	150	150	0%	300	250	20%
Total cash returned to stockholders	$192	$182	5%	$384	$315	22%

Number of shares repurchased	3.076	4.324	-29%	6.064	7.696	-21%
Average price per share	$48.78	$34.71	41%	$49.49	$32.50	52%

On November 14, 2013, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.12 to $0.16 per share.  Additionally, we expect to repurchase additional shares of common stock during the remainder of 2014 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Debt service (interest paid)	$81	$82	-1%	$154	$144	7%

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

The following provides detail on the percentage differences between the June 30, 2014, interest rates being credited to contract holders based on the second quarter of 2014 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,659	$9,772	$31,279	$49,710	71.1%
Up to 0.50%	1,605	455	456	2,516	3.6%
0.51% to 1.00%	1,122	147	34	1,303	1.9%
1.01% to 1.50%	816	15	-	831	1.2%
1.51% to 2.00%	431	-	410	841	1.2%
2.01% to 2.50%	337	-	-	337	0.5%
2.51% to 3.00%	443	-	-	443	0.6%
3.01% or greater	221	-	-	221	0.3%
Occurring after the next twelve months (4)	6,428	-	-	6,428	9.2%
Total discretionary rate setting products	20,062	10,389	32,179	62,630	89.6%
Other contracts (5)	2,123	5,127	-	7,250	10.4%
Total account values	$22,185	$15,516	$32,179	$69,880	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	43.2%	94.1%	97.2%	79.4%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 42 basis points, 2 basis points and 3 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 124 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 24% are scheduled to reset in more than one year but not more than two years; 26% are scheduled to reset in more than two years but not more than three years; and 50% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 11 basis points in excess of average minimum guaranteed rates, and 82% of account values were already at their minimum guaranteed rates.

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

Effect of Equity Market Sensitivity

For information about the effect of equity market sensitivity on our income (loss) from operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity”  in our 2013 Form 10-K.

Credit Risk

We use credit-related derivatives to minimize our exposure to credit-related events, and we also sell credit default swaps to offer credit protection to our contract holders and investors.  See Note 5 for additional information.

In addition to the information provided about our counterparty exposure in Note 5, the fair value of our exposure by rating (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2014	2013
AA	$23	$(3)
A	53	62
BBB	5	10
Total	$81	$69

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2014 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
4/1/14 – 4/30/14	-	$-	-	$208

5/1/14 – 5/31/14	3,076,461	48.78	3,076,461	953

6/1/14 – 6/30/14	-	-	-	953

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.   For the quarter ended June 30, 2014, there were 3,076,461 shares purchased as part of publicly announced plans or programs.

(2)On May 22, 2014, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of June 30, 2014, our remaining security repurchase authorization was $953 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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
Dated: July 31, 2014

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2014

10.1

Lincoln National Corporation 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.

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