Form 10-K
period 2014-12-31
LINCOLN NATIONAL CORP
filed 2015-02-26
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

OR

◻      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer   ☒    Accelerated filer  ◻Non-accelerated filer  (Do not check if a smaller reporting company)  ◻   Smaller reporting company  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ◻    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $13.4 billion.

As of February 18, 2015, 256,391,046 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 21, 2015, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, indexed universal life insurance (“IUL”), employer-sponsored retirement plans and services, and group life, disability and dental.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania.  “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.  As of December 31, 2014, LNC had consolidated assets of $253.4 billion and consolidated stockholders’ equity of $15.7 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, retirement plans and corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third-party administrators (“TPAs”) and other intermediaries.  Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2014, LFD had approximately 610 internal and external wholesalers (including sales managers).  As of December 31, 2014, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 8,460 active producers who placed business with us within the last 12 months.

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

Acquisitions and Dispositions

On July 25, 2011, Newton County Loan & Savings, FSB (“NCLS”), our wholly-owned subsidiary, submitted a voluntary plan of dissolution with the Officer of the Comptroller of the Currency (“OCC”).  The OCC approved NCLS’s voluntary dissolution effective November 30, 2011.

On December 7, 2014, we entered into a stock purchase agreement with Entercom Communications Corp. (“Entercom Parent”) and Entercom Radio, LLC (“Entercom”), pursuant to which we agreed to sell Lincoln Financial Media Company, our media properties, to Entercom for $105 million consisting of cash and perpetual cumulative convertible preferred stock of Entercom Parent.  The transaction is subject to Federal Communications Commission, Hart-Scott-Rodino (“H-S-R”) and other customary regulatory approvals and closing conditions.  As a result of a request for additional information under the H-S-R Act, closing may be delayed beyond the second quarter of 2015.

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

Annuities have several features that are attractive to customers.  First, annuities are unique in that contract holders can select a variety of payout alternatives to help provide an income flow for life.  Many annuity contracts include guarantee features (living and death benefits) that are not found in any other investment vehicle and, we believe, make annuities attractive especially in times of economic uncertainty.  Second, annuities offer tax-deferred growth on the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement.

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

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies, inside the funds themselves.  These funds, introduced in late 2011, seek to reduce equity market risk for both the contract holder and us.  As of December 31, 2014 and 2013, the Managed Risk Strategies funds totaled $28.7 billion and $20.2 billion, or 28% and 21% of total variable annuity account values, respectively.

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

The GDB features offered in 2014 included those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or the current contract value plus a specified percentage of contract earnings, not to exceed a covered earnings limit.

In 2014, we offered product riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and Lincoln Lifetime IncomeSM Advantage 2.0 riders, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of up to 5% of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime Income Advantage 2.0 (Managed Risk) and Lincoln Lifetime Income Advantage 2.0 riders provide higher income if the contract holder delays withdrawals, including both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value.  Contract holders under Lincoln Lifetime Income Advantage 2.0 (Managed Risk) are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.  Contract holders under Lincoln Lifetime Income Advantage 2.0 are subject to restrictions on the allocation of their account value within the various investment choices.

We also offered the i4LIFE® Advantage,  i4LIFE® Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE® Advantage Guaranteed Income Benefit riders.  These riders, which are covered by U.S. patents, allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract.  This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.  In general, GIB is an optional feature available with i4LIFE Advantage and a non-optional feature on i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE Advantage Guaranteed Income Benefit that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals).  Contract holders under i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.  Contract holders under i4LIFE Advantage Guaranteed Income Benefit are subject to restrictions on the allocation of their account value within the various investment choices.

We also offered the 4LATER® Advantage (Managed Risk) rider.  This rider provides a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE Advantage Guaranteed Income Benefit (Managed Risk).  4LATER Advantage (Managed Risk) rider provides growth during the accumulation phase through both a 5% enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value.  Contract holders under the 4LATER Advantage (Managed Risk) rider are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals.  To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program.  The customized dynamic hedging program uses equity, interest rate and currency futures positions, interest rate and total return swaps and equity-based options depending upon the risks underlying the guarantees.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.  For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

In 2014, we also launched Lincoln Investor AdvantageSM, an investment-focused variable annuity product delivering tax efficient growth and income without associated guaranteed benefit riders.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product is significant to this segment.  The ALVA product accounted for 20%, 17% and 19% of our variable annuity product deposits in 2014, 2013 and 2012, respectively, and represented 44%, 47% and 50% of the segment’s total variable annuity product account values as of December 31, 2014, 2013 and 2012, respectively.  In addition, fund choices for certain of our other variable annuity products offered include American Fund Insurance SeriesSM (“AFIS”) funds.  AFIS funds accounted for 22%, 19% and 21% of variable annuity product deposits in 2014, 2013 and 2012, respectively, and represented 50%, 54% and 58% of the segment’s total variable annuity product account values as of December 31, 2014, 2013 and 2012, respectively.

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value.  Our fixed annuity product offerings as of December 31, 2014, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime incomes.  Fixed annuity contracts are general account obligations.  We bear the investment risk for fixed annuity contracts.  To protect from premature withdrawals, we impose surrender charges.  Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.

We offer single and flexible premium fixed deferred annuities.  Single premium fixed deferred annuities are contracts that allow only a single premium to be paid.  Flexible premium fixed deferred annuities are contracts that allow multiple premium payments on either a scheduled or non-scheduled basis.

Our traditional fixed-rate deferred annuity products include Lincoln ClassicSolutionSM Fixed Annuity, Lincoln SelectSM,  Lincoln Smart CourseSM Fixed Annuity and Lincoln MYGuaranteeSM Plus Fixed Annuity.  We also offer income annuities, including an immediate income annuity, Lincoln Insured IncomeSM Annuity, and deferred income annuities, Lincoln Deferred Income SolutionsSM Annuity and Lincoln Deferred Income PlannerSM Annuity.

Our fixed indexed deferred annuity products include Lincoln OptiPoint®, Lincoln OptiChoiceSM,  Lincoln New Directions® and Prime Income OptimizerTM.  Our fixed indexed annuities provide the contract holder with interest crediting potential based on the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”).  The indexed interest credit is guaranteed never to be less than zero.  Available with certain of our fixed indexed annuities, Lincoln Lifetime IncomeSM Edge provides the contract holder a guaranteed lifetime withdrawal benefit.  Withdrawals in excess of the free amount are assessed any applicable surrender charges, and the guaranteed withdrawal amount is recalculated.  We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.

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

RETIREMENT PLAN SERVICES

Overview

The Retirement Plan Services segment provides employers with retirement plan products and services, primarily in the defined contribution retirement plan marketplace.  While our focus is employer-sponsored defined contribution plans, we also serve the defined benefit plan and individual retirement account (“IRA”) markets.  We provide a variety of plan investment vehicles, including individual and group variable annuities, group fixed annuities and mutual fund-based programs.  We also offer a broad array of plan services including plan recordkeeping, compliance testing, participant education and trust and custodial services through our affiliated trust company, the Lincoln Financial Group Trust Company.

Defined contribution plans are a popular employee benefit offered by many employers across a wide spectrum of industries and by employers large and small.  Retirement Plan Services primarily focuses on the mid to large market, which accounted for 52% of this segment’s total assets under management as of December 31, 2014.  In addition, Retirement Plan Services focuses on the small market 401(k) business, which accounted for 16% of this segment’s total assets under management as of December 31, 2014.

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market:  LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program and Multi-Fund® variable annuity.  Retirement Plan Services also provides a series of IRA products, including the Lincoln Next Step® and the Lincoln Next Step SelectSM IRA.  Additionally, in 2014 we introduced the Lincoln Secured Retirement IncomeSM, a new GWB product available through a group variable annuity contract.

LINCOLN DIRECTOR and Multi-Fund products are variable annuities.  The LINCOLN ALLIANCE program is a  mutual fund-based record-keeping platform.  These offerings primarily cover the 403(b), 401(k) and 457 plan marketplace.  The 403(b) plans are available to employees of educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities; 401(k) plans are generally available to employees of for-profit entities; and 457 plans are available to employees of not-for-profit entities and state and local government entities.  The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed-income.

LINCOLN DIRECTOR  group variable annuity is a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $2 million in account values.  The LINCOLN DIRECTOR product offers participants a broad array of investment options from several fund families and a fixed account.  The Retirement Plan Services segment earns revenue through asset charges, investment management fees, surrender charges and recordkeeping fees from this product.  We also receive fees from the underlying mutual fund companies for the services we provide, and we earn investment margins on assets in the fixed account.

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at mid to large employers, typically those that have defined contribution plans with $2 million or more in account value.  The target market is primarily corporations, educational institutions,  healthcare providers and public sector employers.  The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services.  The program allows the use of any mutual fund.  We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants.  We also earn investment margins on fixed annuities.

Multi-Fund Variable Annuity is a defined contribution retirement plan solution with full-bundled administrative services and investment choices for small- to mid-sized healthcare, education, governmental and not-for-profit plans.  The product is available to the employer through the Multi-Fund group variable annuity contract or directly to the individual through the Multi-Fund Select variable annuity contract.  We earn mortality and expense charges, investment income on the fixed account and surrender charges from this product.  We also receive fees for services that we provide to funds in the underlying separate accounts.

The Lincoln  Next  Step series of products is a suite of mutual fund-based IRAs available exclusively for participants in Lincoln-serviced retirement plans and their spouses.  The products can accept rollovers and transfers from other providers as well as ongoing contributions.  The Lincoln Next Step IRA product has no annual account charges and offers an array of mutual fund investment options provided by 20 fund families all offered at net asset value. The Lincoln Next Step Select IRA has an annual record keeping charge and offers an even wider array of mutual fund investment options from more than 20 families, all at net asset value.  We earn 12b-1 and service fees on the mutual funds within the product.

In 2014, Retirement Plan Services developed and launched the Lincoln Secured Retirement IncomeSM product, a GWB available through group variable annuity contracts.

Distribution

Retirement Plan Services products are primarily distributed in two ways:  through our Institutional Retirement Distribution team and by LFD.  Wholesalers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  We expanded the distribution of the segment’s products by growing the number of wholesalers as of the end of 2014 to 71 and also by other means including continuing to increase relationship management expertise and growing the number of broker-dealer relationships.

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

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, both single (including COLI and BOLI) and survivorship versions of UL, VUL and IUL products, a linked-benefit product (which is UL with riders providing for long-term care costs) and a critical illness rider, which can be attached to UL, VUL or IUL policies.    Some of our products include secondary guarantees, which are discussed more fully below.

Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest.

Mortality margins, morbidity margins, investment margins, expense margins and surrender fees drive life insurance profits.  Mortality margins, morbidity margins, and some expense assessments are a function of the rates priced into the product and level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

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

In a UL contract, contract holders typically have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for mortality and expenses for the coming period.  Under certain contract holder options and market conditions, the death benefit amount may increase or decrease.  Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account value.  The client has access to their account value (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders.  Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans.  Our UL contracts assess surrender charges against the policies’ account values for full or partial surrenders and certain policy changes that occur during the contractual surrender charge period.  Depending on the product selected, surrender charge periods can range from 0 to 25 years.

We also offer fixed IUL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account values earn credits based on the performance of indexes such as the S&P 500 or the 10-year Treasury yield.

As mentioned previously, we offer survivorship versions of our individual UL and IUL products.  These products insure two lives with a single policy and pay death benefits upon the second death.

Reserves on UL products with secondary guarantees represented approximately 30% of total life reserves for the years ended December 31, 2014 and 2013, respectively.  A UL policy with a secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.  The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, cost of insurance charges and credited interest.  The assumptions for the secondary guarantee requirement are listed in the contract.  As long as the contract holder funds the policy to a level that keeps this calculated reference value positive, the death benefit will be guaranteed.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.

Our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals.  Although loans and withdrawals are likely to shorten the time period of the GDB, the guarantee is not automatically or completely forfeited.  The length of the guarantee may be increased at any time through additional excess premium deposits.

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

Linked-Benefit Life Products and Products with Critical Illness Riders

Linked-benefit life products combine UL with long-term care insurance through the use of riders.  One type of rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need, reducing the remaining death benefit.  Another rider extends the long-term care insurance benefits for an additional period of time if the death benefit is fully accelerated.  Certain policies also provide a reduced death benefit to the contract holder’s beneficiary if the death benefit has been fully accelerated as long-term care benefits during the contract holder’s life.

Some life products provide for critical illness insurance by the use of riders attached to UL, VUL or IUL policies.  These riders allow the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified critical illness condition.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time.  Some of our term life insurance products give the policy holder the option to reduce the death benefit at a future time.  They usually do not offer cash values.  Scheduled policy premiums are required to be paid at least annually.

Distribution

The Life Insurance segment’s products are sold through LFD.  LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels:  wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations.  LFD distributes COLI and BOLI products and services to small- to mid-sized banks and mid- to large-sized corporations, primarily through 28 intermediaries who specialize in one or both of these markets and who are serviced through a network of internal and external LFD sales professionals.

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products.  As of the end of 2013, the latest year for which data is available, there were 850 life insurance companies in the U.S. and U.S. territories, according to the American Council of Life Insurers.

The Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $1 million of financial assets.  For those individual policies we sold in 2014, the average face amount (excluding MoneyGuard® products) was approximately $1 million and average first year premiums paid were approximately $20,000.  The Life Insurance segment competes primarily on product design and customer service.  With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests.  Further, management tracks the turnaround time and quality for various client services such as processing of applications.  Additional competitive factors relevant to the Life Insurance segment include product breadth, speed to market, underwriting and risk management, financial strength ratings and extent of distribution network.

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

Claims Administration

Claims services are handled in-house, and claims examiners are assigned to each claim notification based on coverage amount, type of claim and the experience of the examiner.  Claims meeting certain criteria are referred to senior claims examiners.  A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities.  A network of in-house legal counsel, compliance officers, medical personnel and an anti-fraud investigative unit also support claims examiners.  A special team of claims examiners, in conjunction with claims management, focus on more complex claims matters such as claims incurred during the contestable period, beneficiary disputes and litigated claims.

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of employee-paid and employer-paid plans.  Although the majority of the segment’s group contracts are sold to employers with fewer than 500 employees, we may target some products specifically to employers with greater than 500 employees.  For additional information on our employee-paid and employer-paid business, see “Results of Group Protection – Income (Loss) from Operations” in the MD&A.

Products

Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional and voluntary term life insurance to employees and their dependents.  Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment.

We also offer employer-sponsored universal life insurance for employees and their covered dependents.  The universal life product is purchased on an employee paid basis.

Group Disability Insurance

We offer short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury.  Short-term disability generally provides benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days.  Long-term disability provides benefits following a longer waiting period, usually between 30 and 180 days and provides benefits for a longer period, at least 2 years and typically extending to normal (Social Security) retirement age.  The benefits paid are subject to Social Security offsets.

Group Dental, Vision and Medical

We offer a variety of employer-sponsored group dental insurance plans, which cover a portion of the cost of eligible dental procedures for employees and their dependents.  Products offered include indemnity coverage, which does not distinguish benefits based on a dental provider’s participation in a network arrangement, and a Preferred Provider Organization (“PPO”) product that does reflect the dental provider’s participation in the PPO network arrangement, including an agreement with network fee schedules.

We offer comprehensive employer-sponsored fully-insured vision plans with a wide range of benefits for protecting covered members’ sight and vision health.  All plans provide access to a national network of providers, with in- and out-of-network benefits.

Accident and Critical Illness Insurance

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

Claims Administration

Claims for the Group Protection segment are managed by in-house claim specialists and outsourced third-party resources.  Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract and in compliance with federal and state regulations.  Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims.  In July 2014, Group Protection introduced a new claims management system and is continuing to work through its implementation.  The segment employs a variety of clinical experts, including internal and external medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities, assess employability and develop return to work plans.  Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

OTHER OPERATIONS

Other Operations includes the financial data for operations that are not directly related to the business segments.  Other Operations includes investments related to the excess capital in our insurance subsidiaries; corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale to Swiss Re Life & Health America, Inc. (“Swiss Re”) in 2001; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity and insured funding-type of contracts; and debt.  Other Operations also includes our investment in media properties.  In December 2014, we entered into a stock purchase agreement to sell our media properties to Entercom as described above.

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

We reinsure approximately 25% of the mortality risk on newly issued life insurance contracts.  As of December 31, 2014, our policy for this program was to retain no more than $20 million on a single insured life.

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

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest reinsurance exposure.  The amounts recoverable from reinsurers were $5.7 billion and $6.0 billion as of December 31, 2014 and 2013, respectively, of which $2.5 billion and $2.6 billion  were recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re for the respective periods.

We also utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These inter-company agreements do not have an effect on our consolidated financial statements.

For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 9.  For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

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

As of February 18, 2015, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate us were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
The Lincoln National Life Insurance Company ("LNL")	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 22)

Lincoln Life & Annuity Company of New York ("LLANY")	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 22)

First Penn-Pacific Life Insurance Company ("FPP")	A	A+	A1	A-
	(3rd of 16)	(5th of 19)	(5th of 21)	(7th of 22)

A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings.  Ratings are not recommendations to buy our securities.

All of our financial strength ratings are on outlook stable.  All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries can maintain these ratings.  Each rating should be evaluated independently of any other rating.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A for a discussion of our credit ratings.

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

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2014, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries conducted during this period.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time.  Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.  The National Association of Insurance Commissioners (“NAIC”) has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by virtually all state insurance departments.  Changes in these statutory accounting principles can significantly affect our capital and surplus.  The New York State Department of Financial Services (“NYDFS”) does not recognize the NAIC revisions to Actuarial Guideline 38 (“AG38”) in applying New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY.  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  We began phasing in the increase in reserves over five years beginning in 2013.  As of December 31, 2014, we have increased reserves by $180 million.  The additional increase in reserves over the next three years is subject to ongoing discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.  See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.”

Currently, insurance companies are using a variety of captive reinsurance structures to support their respective businesses.  The NAIC through its various committees, task forces and working groups has been studying the use of captives and special purpose vehicles to transfer insurance risk and has been evaluating the adequacy of existing NAIC model laws and regulations applicable to captives.    Recently, the NAIC adopted new Actuarial Guideline 48 (“AG48”) that provides additional restrictions on the type and quality of assets that may be used to support reinsurance transactions on business covered by the Valuation of Life Insurance Policies Model Regulation (“XXX”) and AG38 effective for new transactions on or after January 1, 2015.  Failure to comply with these requirements will generally result in the appointed actuary being required to issue a qualified actuarial opinion with regard to that reinsurance transaction.  Pre-existing reinsurance arrangements will not be affected by AG48 unless they are modified in certain specified ways on or after January 1, 2015.

For more information on statutory reserving and our use of captive reinsurance structures, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in the MD&A.

Insurance Holding Company Regulation

LNC and its primary insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the states of Indiana and New York.  These insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information, including their capital structure, ownership, management, financial condition and certain inter-company transactions, including material transfers of assets and inter-company business agreements and to report material changes in that information.  These laws also require that inter-company transactions be fair and reasonable and, under certain circumstances, prior approval of the insurance departments must be received before entering into an inter-company transaction.  Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

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

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Commissioner to bring an action to rescind a dividend that violates these standards.  In the event the Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.  For information regarding dividends paid to us during 2014 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A.

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

As of December 31, 2014, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves including the issuing of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

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

Financial Reform Legislation

Since it was enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has imposed considerable reform in the financial services industry.  The ongoing implementation continues to present challenges and uncertainties for financial market participants.

For instance, the Dodd-Frank Act imposes significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business.  The new regulations require clearing and centralized execution for many derivatives transactions that have historically been conducted over-the-counter.  In mid-2013, we began clearing swaps subject to a clearing mandate without significant consequences to our business other than the posting of initial margin and the attendant transaction costs of clearing.  However, the use of swap execution facilities in the U.S. and the continuing disharmonization across international regulatory efforts appear to be creating market fragmentation leading in some cases to decreased liquidity and increased price volatility.  Whether these trends will continue or become pervasive, and their ultimate impact on our business, remains uncertain.  Additionally, U.S. banking regulators and the Commodity Futures Trading Commission are currently considering final rules for margin on uncleared swaps.  The rules proposed in the U.S. are in some cases more restrictive than those advocated in the international context.  The proposed rules contemplate that, likely beginning in 2019, U.S. insurers will be required to post initial margin in support of their uncleared swaps activity, which neither we nor our industry peers have typically been required to do.  Additionally, the new rules limit eligible margin to a narrow range of assets (in some cases, to only cash).  The full implementation of these rules may require us to hold more of our assets in cash and other assets that generate lower yields than other investments.  Documentation requirements attendant to the new margining regime are potentially burdensome and costly.  The new regulations may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but will increase our exposure to central clearinghouses and clearing members with which we transact.  The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.  As implementation of the new regulatory framework continues, the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain.

Another area of continuing concern related to the Dodd-Frank Act is the possible impact of the Volcker Rule on non-bank financial market participants.  The rule was approved by federal regulators in December 2013; implementation will continue through mid-2015 with respect to certain covered activities and has been extended to mid-2017 with respect to others.  Although the final rule appears to preserve legitimate market-making activities by banks, the ultimate impact of the Volcker Rule on market liquidity and any resulting detriment to long-term investors, such as insurance companies, cannot be predicted at this time.

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

Additional provisions of the Dodd-Frank Act include, among other things, the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to certain corporate governance rules.  The SEC has postponed rule making on a number of these provisions through 2015.  In December 2013, the new Federal Insurance Office established under Dodd-Frank issued a wide-ranging report on the state of insurance regulation in the U.S., together with a series of recommendations on ways to monitor and improve the regulatory environment.  The ultimate impact of these recommendations on our business is undeterminable at this time.

Department of Labor Regulation

In October 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  If finalized as proposed, the investment-related information and support that our advisors and employees could provide to plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law.  This could have a material impact on the level and type of services that we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services.  This proposal has generated substantial public comment and as a result, it is likely that any final regulation will be different from the proposal.  On September 19, 2011, the DOL announced that it would re-propose the regulation in 2012.  This re-proposal has been delayed, and it is currently expected that the re-proposal will be issued sometime in 2015.  The exact nature of any re-proposed regulation, the extent of any substantive changes from the originally proposed regulation and any potential effect on our businesses is undeterminable as this time.

Federal Tax Legislation

There have been several tax reform initiatives underway in the House and the Senate over the last year.  Most notably, the House Ways and Means Committee, led by Representative Dave Camp, released a draft of a tax reform proposal in early 2014.  Some of the proposed changes include (i) changes to the calculation of the separate account dividends-received deduction that would largely eliminate the benefit insurance companies receive, (ii) changes to the calculation of deductible insurance reserves that would decrease the value of the reserve deduction available to insurance companies and (iii) changes to the rules for deferred acquisition costs (“DAC”) that would increase the amount of premiums received that a company would be required to capitalize.  All of these proposals are identical (or at least similar) to proposals that have been discussed previously with various industry groups and coalitions.  The likelihood of enactment of any of the proposals, whether as the part of a comprehensive tax reform act or as discrete legislative changes, is highly uncertain at this time due to the volatile political environment as well as the uncertainty that always exists with any tax reform initiative.

On February 2, 2015, the Obama Administration submitted its fiscal year 2016 budget proposal to Congress.  The proposal for 2016 follows previous budget proposals from the Obama Administration and included policy and tax recommendations that could have an effect on our Company and our products.  Included among the various proposed policy recommendations could be modifications to the dividends-received deduction for life insurance company separate accounts.  If these proposed changes were enacted into law or, if applicable, changed administratively through the tax regulation process, they could have an adverse effect upon the Company’s profitability.  The budget could also propose changes to the tax laws that would affect purchasers of products offered and sold through our various business lines, including such items as expanding the pro-rata interest expense disallowance for COLI, the creation of an auto-enrollment IRA program for small employers and encouraging increased use of qualified plans through tax credits to defray start-up costs.    The 2016 budget proposal also included an updated version of a financial services surcharge, known as the “Bank Tax,” that for the first time would include insurance companies within its reach.  Some of these changes, should they become law, would have the potential to improve the attractiveness of our products to consumers and enhance our sales.  Other provisions could have the opposite effect.  The submission of the Administration’s budget to Congress begins the Congressional Budget process.  Any changes to the tax law will require legislation, which may or may not incorporate provisions found in the budget proposal, to move through both houses of Congress before being signed into law by the President.

Additionally, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market.  The SSDI program is currently projected to become insolvent by the end of 2016 without federal budget changes.  SSDI benefits are a direct offset to the cost of group disability benefits.  Changes to SSDI eligibility requirements and benefit allowances could potentially increase the cost of group disability benefits.

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

EMPLOYEES

As of December 31, 2014, we had a total of 9,627 employees. In addition, we had a total of 1,419 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

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

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business.  The supervision and regulation relate to numerous aspects of our business and financial condition.  The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.  This system of supervision and regulation covers, among other things:

•	Standards of minimum capital requirements and solvency, including RBC measurements;
•	Restrictions on certain transactions, including, but not limited to, reinsurance between our insurance subsidiaries and their affiliates;
•	Restrictions on the nature, quality and concentration of investments;
•	Restrictions on the receipt of reinsurance credit;
•	Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	Limitations on the amount of dividends that insurance subsidiaries can pay;
•	Licensing status of the company;
•	Certain required methods of accounting pursuant to statutory accounting principles (“SAP”);
•	Reserves for unearned premiums, losses and other purposes; and
•

Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products.  Changes in these laws and regulations, or in interpretations thereof, sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.  For example, the NAIC could enact additional regulations related to the reinsurance of variable annuity business that could limit or even eliminate our ability to reinsure such business in the future.

Although we endeavor to maintain all required licenses and approvals our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2014, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

In addition, our broker-dealer and investment advisor subsidiaries as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA.  These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.  The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents and employees. In recent years, there has been increased scrutiny of our businesses by these bodies, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents.  These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper.  These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

XXX requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, AG38 clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and the majority of our newly issued UL insurance products are affected by XXX and AG38. The application of both AG38 and XXX involve numerous interpretations.  If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies.  The NYDFS does not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY.  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  We began phasing in the increase in reserves over five years beginning in 2013.  As of December 31,  2014, we have increased reserves by $180 million.  The additional increase in reserves over the next three years is subject to ongoing discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.

We have implemented, and plan to continue to implement, reinsurance and capital management transactions to mitigate the capital impact of XXX and AG38, including the use of captive reinsurance subsidiaries. Recently, the NAIC adopted AG48 regulating the terms of these arrangements that are entered into or amended in certain ways after December 31, 2014.  This new guideline imposes restrictions on the types of assets that can be used to support the reinsurance in these kinds of transactions.  We cannot provide assurance that we will be able to continue to implement transactions or take other actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products.    If we are unable to continue to implement such solutions for any reason, we may have lower returns on such products sold than we currently anticipate and/or reduce our sales of these products.

Changes in U.S. federal income tax law could increase our tax costs and make the products that we  sell less desirable.

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate, make our products less desirable and lower our net income on both a statutory accounting and GAAP basis.   For example, the House Ways and Means Committee, led by Representative Dave Camp, released a draft of a tax reform act in early 2014.  Some of the proposed changes include (i) changes to the calculation of the separate account dividends-received deduction that would largely eliminate the benefit insurance companies receive, (ii) changes to the calculation of deductible insurance reserves that would decrease the value of the reserve deduction available to insurance companies and (iii) changes to the rules for DAC that would increase the amount of premiums received that a company would be required to capitalize.

Further, in early February 2015 the Obama Administration released its fiscal year 2016 budget proposal that included proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products.  If enacted into law, the statutory changes contemplated by the Administration’s revenue proposals could, among other things, change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends-received deduction.  The dividends-received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%.  Our income tax provision for the year ended December 31, 2014, included a separate account dividends-received deduction benefit of $163 million.  In addition, the proposals could affect the treatment of COLI policies by limiting the availability of certain interest deductions for companies that purchase those policies.

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

The Dodd-Frank Act requires significant rulemaking across numerous agencies within the federal government, some of which has been implemented.  The implementation of newly-adopted rules will continue into 2015, as will the rulemaking process.  The ultimate impact of these provisions on our businesses (including product offerings), results of operations, liquidity and capital resources is currently indeterminable.

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

Specifically, the FASB is working on several key projects, including those which could result in significant changes to how we account for and report our insurance contracts, financial instruments and DAC.  Depending on the magnitude of the changes ultimately adopted by the FASB, the proposed changes to GAAP may impose special demands on issuers in the areas of employee training, internal controls, contract fulfillment and disclosure and may affect how we manage our business, as it may affect other business processes such as design of compensation plans, product design, etc.  The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively.  In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented.  In addition, the SEC is considering whether and how to incorporate International Financial Reporting Standards into the U.S. financial reporting system.

Our domestic insurance subsidiaries are subject to SAP. Any changes in the method of calculating reserves for our life insurance and annuity products under SAP, such as the finalization of principles-based reserving, may result in increased reserve requirements.

Anti-takeover provisions could delay, deter or prevent our change in control, even if the change in control would be beneficial to LNC shareholders.

We are an Indiana corporation subject to Indiana state law.  Certain provisions of Indiana law could interfere with or restrict takeover bids or other change in control events affecting us.  Also, provisions in our articles of incorporation, bylaws and other agreements to which we are a party could delay, deter or prevent our change in control, even if a change in control would be beneficial to shareholders.  In addition, under Indiana law, directors may, in considering the best interests of a corporation, consider the effects of any action on shareholders, employees, suppliers and customers of the corporation and the communities in which offices and other facilities are located, and other factors the directors consider pertinent.  One statutory provision prohibits, except under specified circumstances, LNC from engaging in any business combination with any shareholder who owns 10% or more of our common stock (which shareholder, under the statute, would be considered an “interested shareholder”) for a period of five years following the time that such shareholder became an interested shareholder, unless such business combination is approved by the board of directors prior to such person becoming an interested shareholder.  In addition, our articles of incorporation contain a provision requiring holders of at least three-fourths of our voting shares then outstanding and entitled to vote at an election of directors, voting together, to approve a transaction with an interested shareholder rather than the simple majority required under Indiana law, unless certain price thresholds are met.

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

Interest rate fluctuations and/or a sustained period of low interest rates could negatively affect our profitability.  Some of our products, principally fixed annuities, UL, IUL and the fixed portions of variable annuities, and VUL have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts.  Spreads are an important component of our net income.  Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease. As of December 31, 2014,  43% of our annuities business, 94% of our retirement plan services business and 97% of our life insurance business with guaranteed minimum interest or crediting rates are at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business.  Currently, new money rates continue to be at historically low levels.  The Federal Reserve Board has moved from calendar-based guidance to macro-based thresholds and forecasts that point toward short-term rates likely remaining near or slightly above 1% at the end of 2015.  If interest rates were to remain low over a sustained period of time, this will put additional pressure on our spreads, potentially resulting in unlocking of our DAC and VOBA assets, thereby reducing net income in the affected reporting period.  We would expect the effect to be most pronounced in our Life Insurance segment. For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources. If we had unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2014, we would have recorded favorable unlocking of approximately $300 million, pre-tax, for our Annuities segment, approximately $25 million, pre-tax, for our Retirement Plan Services segment and approximately $40 million, pre-tax, for our Life Insurance segment.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as principles-based reserving, our inability to obtain reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting treatment, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas.  The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees).  Most of these factors are outside of our control. Our credit and insurer financial strength ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries.  The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries.  In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings.  In extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees may increase at a rate greater than the rate of change of the markets.  Increases in reserves reduce the statutory surplus used in calculating our RBC ratios.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing, which may be on terms not as favorable as in the past.

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

We rely on our credit facilities as a potential source of liquidity.  We also use the credit facility as a potential backstop to provide variable annuity reserve credit.  While our variable annuity hedge assets have historically always exceeded the statutory reserves, in certain severely stressed market conditions, it is possible that the hedge assets could be less than the statutory reserve.  Our credit facility is available to provide reserve credit to LNL in such a case.  If we were unable to access our facility in such circumstances, it could materially impact LNL’s capital position.    The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight.  The credit facilities contain certain administrative, reporting, legal and financial covenants.  We must comply with covenants under our credit facilities, including a requirement to maintain a specified minimum consolidated net worth.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition. As of December 31, 2014, we had a total of $2.3 billion of goodwill on our Consolidated Balance Sheets.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, mergers and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  Subsequent reviews of goodwill could result in an impairment of goodwill, and such write downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries. For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 10.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2014, we had a deferred tax asset of $1.9 billion.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss on our Consolidated Statements of Comprehensive Income (Loss).  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Comprehensive Income (Loss), as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded in other comprehensive income (loss) (“OCI”) to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.  Net OTTI recognized in net income (loss) was $16 million, $70 million and $153 million, pre-tax, for the years ended December 31, 2014, 2013 and 2012, respectively.  The portion of OTTI recognized in OCI was $10 million, pre-tax, for the years ended December 31, 2014 and 2013.

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

We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2014, we ceded $292.8 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2014, we had $5.7 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $2.5 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $2.6 billion as of December 31, 2014.  Furthermore, $764 million of the Swiss Re treaties are funds withheld structures where we have a right of offset on assets backing the reinsurance receivables.

The balance of the reinsurance is due from a diverse group of reinsurers.  The collectability of reinsurance is largely a function of the solvency of the individual reinsurers.  We perform annual credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  We also require assets in trust, LOCs or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions.  Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract, especially Swiss Re, could have a material adverse effect on our results of operations and financial condition.

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

Our information systems are critical to the operation of our business.  We collect, process, maintain, retain and distribute large amounts of personal financial and health information and other confidential and sensitive data about our customers in the ordinary course of our business.  Our business therefore depends on our customers’ willingness to entrust us with their personal information.  Any failure, interruption or breach in security could result in disruptions to our critical systems and adversely affect our customer relationships.  While we employ a robust and tested information security program, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated. Although hackers have attempted and continue to try to infiltrate our computer systems, to  date, we have not had a material security breach.  The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.

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

As of December  31, 2014, we had approximately $1.2 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

The calculations of RBC, net income (loss) and adjusted stockholders’ equity are subject to adjustments and the capital securities are subject to additional terms and conditions as further described in supplemental indentures filed as exhibits to our Forms 8-K filed on March 13, 2007, and  May 17, 2006.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of certain insurance subsidiaries are not maintained at specified levels.

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2014,  we held statutory reserves of $6.4 billion.   These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves.  Under the LNL reinsurance arrangement, we held approximately $3.7 billion of statutory reserves.  LNL must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves.  Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.9 billion of statutory reserves as of December 31, 2014.   LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other LLANY arrangements, by which we established $805 million of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. As of December 31, 2014, LNL’s and LLANY’s RBC ratios exceeded the required ratio.  See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 24% of the carrying value of our total cash and invested assets as of December 31, 2014.

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

The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset.  If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them, and we might be forced to sell them at significantly lower prices.

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
•

Other invested assets consist principally of derivatives with positive fair values.  Derivatives are carried at fair value with changes in fair value reflected in income from non-qualifying derivatives and derivatives in fair value hedging relationships.  Derivatives in cash flow hedging relationships are reflected as a separate component of OCI.

Investments not carried at fair value on our consolidated financial statements, principally, mortgage loans, policy loans and real estate, may have fair values that are substantially higher or lower than the carrying value reflected on our consolidated financial statements.  In addition, unrealized losses are not reflected in net income unless we realize the losses by either selling the security at below amortized cost or determine that the decline in fair value is deemed to be other-than-temporary (i.e., impaired).  Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Competition

Intense competition could negatively affect our ability to maintain or increase our profitability.

Our businesses are intensely competitive.  We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength and claims-paying and credit ratings.  Our competitors include insurers, broker-dealers, financial advisors, asset managers, hedge funds and other financial institutions.  A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength or credit ratings than we do.

In recent years, there has been consolidation and convergence among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms.  Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements.  Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2014, LNC and our subsidiaries owned or leased approximately 3.3 million square feet of office space.  We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment.  We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, primarily for our Group Protection segment.  An additional 1.1 million square feet of office space is owned or leased in other U.S. cities for branch offices.  As provided in Note 13, the rental expense on operating leases for office space and equipment was $44 million for 2014.  This discussion regarding properties does not include information on investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 18, 2015, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	65	President, Chief Executive Officer and Director (since July 2007). President, Chief Operating Officer and Director (April 2006 - July 2007).

Lisa M. Buckingham	49	Executive Vice President, Chief Human Resources Officer (since March 2011). Senior Vice President, Chief Human Resources Officer (December 2008 - March 2011).

Adam G. Ciongoli	46	Executive Vice President and General Counsel (since May 2012). General Counsel, Willis Group Holdings Plc, a global insurance broker (March 2007 - May 2012).

Ellen Cooper	50	Executive Vice President and Chief Investment Officer (since August 2012). Managing Director, Goldman Sachs Asset Management, an asset management firm (July 2008 - August 2012).

Charles C. Cornelio	55

President, Retirement Plan Services (since December 2009).  Executive Vice President, Chief Administrative Officer (Since November 2008).  Senior Vice President, Shared Services and Chief Information Officer (April 2006 - November 2008).

Randal J. Freitag	52

Executive Vice President and Chief Financial Officer (since January 2011).  Senior Vice President, Chief Risk Officer (2007 - December 2010).  Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).

Wilford H. Fuller	44	President, Lincoln Financial Group Distribution (since October 2012). Executive Vice President (since March 2011). President and CEO, Lincoln Financial Distributors(2) (since February 2009).

Mark E. Konen	55	President, Insurance and Retirement Solutions (since July 2008 and February 2009, respectively). Executive Vice President (Since March 2011). President, Individual Markets (April 2006 - July 2008).

(1)Age shown is based on the officer’s age as of February 18, 2015.

(2)Denotes an affiliate of LNC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC.  As of February 18, 2015, the number of shareholders of record of our common stock was 7,898.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 20 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data,” as well as in “Part I – Item 1. Business – Regulatory – Insurance Regulation – Restriction on Subsidiaries’ Dividends and Other Payments.”  The following presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2014
High	$53.26	$53.09	$56.52	$59.17
Low	45.71	45.61	50.08	45.25
Dividend declared	0.16	0.16	0.16	0.20

2013
High	$33.66	$36.75	$45.46	$52.27
Low	26.69	30.04	36.72	40.84
Dividend declared	0.12	0.12	0.12	0.16

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2014 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
10/1/14 – 10/31/14	-	$-	-	$815

11/1/14 – 11/30/14	3,341,532	56.05	3,341,532	628

12/1/14 – 12/31/14	220,034	58.03	220,034	615

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended December 31, 2014, there were 3,561,566 shares purchased as part of publicly announced plans or programs.

(2)On May 22, 2014, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of December 31, 2014, our remaining security repurchase authorization was $615 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Total revenues	$13,554	$11,969	$11,535	$10,641	$10,415
Income (loss) from continuing operations	1,514	1,244	1,286	229	873
Net income (loss)	1,515	1,244	1,313	221	902
Per share data: (1)(2)
Income (loss) from continuing
operations – basic	5.81	4.68	4.58	0.75	2.28
Income (loss) from continuing
operations – diluted	5.67	4.52	4.47	0.72	2.21
Net income (loss) – basic	5.81	4.68	4.68	0.72	2.37
Net income (loss) – diluted	5.67	4.52	4.56	0.69	2.30
Common stock dividends	0.680	0.520	0.360	0.230	0.080

	As of December 31,
	2014	2013	2012	2011	2010
Assets	$253,377	$236,945	$218,869	$201,491	$192,308
Long-term debt:
Principal	5,023	5,273	5,173	5,088	5,363
Unamortized premiums (discounts) and fair value
hedge on interest rate swap agreements	247	47	266	303	36
Stockholders’ equity	15,740	13,452	14,973	13,101	11,687
Per common share data: (1)
Stockholders’ equity, including
accumulated other comprehensive
income (loss) (3)	61.35	51.17	55.14	44.94	37.00
Stockholders’ equity, excluding
accumulated other comprehensive
income (loss) (3)	49.29	45.23	41.11	35.75	34.30
Market value of common stock	57.67	51.62	25.90	19.42	27.81

(1) Per share amounts were affected by the retirement of 12.5 million, 12.0 million, 20.5 million, 24.7 million and 1.1 million shares of common stock during the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)To arrive at the income used in the calculation of our basic and diluted earnings per share, we deduct preferred stock dividends and accretion of discount, which amounted to $167 million for the year ended December 31, 2010.  In addition, to arrive at diluted earnings per share, if the effect of equity classification would result in a more dilutive earnings per share, we adjust the numerator used in the calculation of our diluted earnings per share to remove the mark-to-market adjustment for deferred units of LNC stock in our deferred compensation plans, which amounted to $4 million, $5 million and $2 million for the years ending December 31, 2014, 2011 and 2010, respectively.

(3)Per share amounts are calculated under the assumption that our prior Series A preferred stock has been converted to common stock, but exclude the prior Series B preferred stock balances as it was non-convertible.  Both the Series A and Series B preferred stock have been redeemed.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2014, compared with December 31, 2013, and the results of operations in 2014 and 2013, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect: the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, our ability to conduct business and our  captive reinsurance arrangements as well as restrictions on revenue sharing and 12b‑1 payments; and the potential for U.S. federal tax reform;

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” above.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Current Market Conditions

Although improvements in certain market conditions have occurred during 2014, the following factors are weighing on and threatening continued economic recovery and financial stability:

•	Increased market volatility (i.e., commodities, currencies and equities);
•	Global growth and deflation concerns; and

•	Federal Reserve maintaining interest rates at low levels.

The Federal Reserve’s forecast for 2015, as reported in December of 2014, leaves its broader projections for economic growth little changed.  However, its outlook for unemployment has modestly improved while its inflation forecast will remain below its target of 2%.  In the face of these economic challenges, we are focused on building our businesses through these challenging markets by continuing to reprice products, expand distribution into new and existing key accounts and channels and target market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

Significant Operational Matters

Earnings from Account Values

The Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  Account values increased $11.0 billion during 2014 driven primarily by an increase in equity markets and positive net flows.

Variable Annuity Hedge Program Performance

We offer variable annuity products with living benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Derivatives – GLB,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the guaranteed living benefit (“GLB”) embedded derivatives in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in embedded derivative reserves.  These results are excluded from the Annuities and Retirement Plan Services segments’ operating revenues and income (loss) from operations.  See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below for information on our methodology for calculating the non-performance risk (“NPR”), which affects the discount rate used in the calculation of the GLB embedded derivative reserves.

We also offer variable annuity products with death benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – GDB,” we use derivative instruments to attempt to hedge the income statement effect in the opposite direction of the guaranteed death benefit (“GDB”) benefit ratio unlocking for movements in equity markets.  These results are excluded from income (loss) from operations.

The costs of derivative instruments that we use to hedge these variable annuity products may increase as a result of the low interest rate environment.

Products

We remain focused on shifting our production to more non-guaranteed products, increasing our margins related to mortality and morbidity and increasing the portion of our employee-paid group business.

Sources of Earnings

We monitor our sources of earnings as a factor in managing our businesses.  This information may be useful in determining opportunities for improving overall profitability.  We are focused on achieving our long-term goal of increasing mortality and morbidity margins.  Growth in this source of earnings component could be driven by a number of factors, including, but not limited to, pricing actions on our life and group non-medical products and acquiring blocks of mortality/morbidity business.  The following table presents the sources of earnings components of income (loss) from operations, before income taxes, excluding Other Operations:

	For the Years Ended December 31,
	2014	2013	2012
Investment spread (1)	33.6%	37.8%	41.7%
Mortality/morbidity (2)	22.8%	24.9%	28.1%
Fees on AUM (3)	36.5%	31.9%	27.4%
VA riders (4)	7.1%	5.4%	2.8%
Total	100.0%	100.0%	100.0%

(1)

Investment spread earnings consist primarily of net investment income, net of interest credited, earned on the underlying general account investments supporting our fixed products less related expenses.

(2)

Mortality/morbidity earnings result from mortality margins, morbidity margins, and certain expense assessments and related fees that are a function of the rates priced into the product and level of insurance in force.

(3)	Fees on assets under management (“AUM”) earnings consist primarily of asset-based fees charged on variable account values less associated benefits and related expenses.
(4)

Variable annuity (“VA”) riders’ earnings consist of fees charged to the contract holder related to guaranteed benefit rider features, less the net valuation premium and associated change in benefit reserves and related expenses.

See Note 22 for additional information on income (loss) from operations by segment.

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

Regulatory Changes

U.S.-domiciled insurance entities are regulated at the state level, while certain products and services are also subject to federal regulation.  Regulators may refine capital requirements and introduce new reserving standards for the life insurance industry.  Regulations recently adopted or currently under review, such as Actuarial Guideline 48 (“AG48”) regulating the terms of captive arrangements, can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry.  In addition, changes in GAAP, as well as the methodologies, estimations and assumptions thereunder, may result in unanticipated changes to our net income.  See “Part I – Item 1. Business – Regulatory” for a discussion of the potential effects of regulatory changes on our industry.

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

Issues and Outlook

Going into 2015, significant issues include:

•

Ongoing actions by government and regulatory authorities to review, introduce regulations or change existing regulations or guidance in a manner that could have a significant effect on our capital, earnings and/or business models;

•	A low interest rate environment in comparison to historical periods; and
•	Potential volatility in the capital markets.

In the face of these issues and potential issues, we expect to focus on the following:

•	Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;
•

Continuing to explore additional financing strategies addressing the statutory reserve strain related to our term products and UL products containing secondary guarantees in order to manage our capital position effectively;

•	Shifting our new business mix to focus on products with shorter duration liabilities, more limited guarantees and sources of earnings from mortality and morbidity margins;
•

Closely monitoring our capital and liquidity positions taking into account changing economic conditions and monetary policy, ongoing regulatory activities regarding statutory reserves and captive structures, and our capital deployment strategy;

•	Maintaining the flexibility to increase the risk profile of assets within our investment portfolio;
•	Continuing to make investments in our businesses, primarily in technology and distribution, to grow revenues and drive margin expansion; and
•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations.

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

We incur certain costs that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs.  This determination of deferability must be made on a contract-level basis.  Some examples of acquisition costs that are subject to deferral include the following:

•	Employee, agent or broker commissions;
•	Wholesaler production bonuses;
•	Renewal commissions and bonuses to agents or brokers;
•	Medical and inspection fees;
•	Premium-related taxes and assessments; and
•	A portion of the salaries and benefits of certain employees involved in the underwriting, contract issuance and processing, medical and inspection and sales force contract selling functions.

All other acquisition-related costs, including costs incurred by the insurer for soliciting potential customers, market research, training, administration, management of distribution and underwriting functions, unsuccessful acquisition or renewal efforts and product development, are considered non-deferrable acquisition costs and must be expensed in the period incurred.

In addition, the following indirect costs are considered non-deferrable acquisition costs and must be charged to expense in the period incurred:

•	Administrative costs;
•	Rent;
•	Depreciation;
•	Occupancy costs;
•	Equipment costs (including data processing equipment dedicated to acquiring insurance contracts);
•	Trail commissions; and
•	Other general overhead.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2014, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$3,403	$251	$6,468	$248	$10,369
Unrealized (gain) loss	(340)	(103)	(1,719)	-	(2,162)
Carrying value	$3,063	$148	$4,749	$248	$8,207

DSI
Gross	$259	$4	$9	$-	$272
Unrealized (gain) loss	(32)	-	-	-	(32)
Carrying value	$227	$4	$9	$-	$240

DFEL
Gross	$267	$-	$1,957	$-	$2,224
Unrealized (gain) loss	(1)	-	(822)	-	(823)
Carrying value	$266	$-	$1,135	$-	$1,401

Available-for-sale (“AFS”) securities and certain derivatives are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of associated DAC, VOBA, DSI, future contract benefits, other contract holder funds and deferred income taxes.  The unrealized balances in the table above represent the DAC, VOBA, DSI and DFEL balances for these effects of unrealized gains and losses on AFS securities and certain derivatives.

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

For illustrative purposes, the following presents the hypothetical effects to net income (loss) attributable to changes in assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
Effect to
Change in Assumption	Net Income (Loss)	Description of Expected Effect
Higher equity markets	Favorable	Increase to fee income and decrease to changes in reserves.

Lower equity markets	Unfavorable	Decrease to fee income and increase to changes in reserves.

Higher investment margins	Favorable	Increase to interest rate spread on our fixed product line, including fixed portion of variable.

Lower investment margins	Unfavorable	Decrease to interest rate spread on our fixed product line, including fixed portion of variable.

Higher lapses	Unfavorable	Decrease to fee income, partially offset by decrease to benefits due to shorter contract life.

Lower lapses	Favorable	Increase to fee income, partially offset by increase to benefits due to longer contract life.

Higher death claims	Unfavorable	Decrease to fee income and increase to changes in reserves due to shorter contract life.

Lower death claims	Favorable	Increase to fee income and decrease to changes in reserves due to longer contract life.

Details underlying the effect to income (loss) from continuing operations from unlocking (in millions) were as follows:

	For the Years Ended December 31,				Change Over Prior Year
	2014	2013	2012		2014	2013
Income (loss) from operations:
Annuities	$15	$(1)		$(5)	NM	80%
Retirement Plan Services	1	(4)		(3)	125%	-33%
Life Insurance	(16)	17		47	NM	-64%
Excluded realized gain (loss)	38	29	76	63	31%	-54%
Income (loss) from continuing
operations	$38	$41		$102	-7%	-60%

Unlocking was driven primarily by the following:

2014

•	For Annuities, we modified our long-term volatility and policyholder behavior assumptions, partially offset by modifying our separate account fees and interest margin assumptions.
•	For Retirement Plan Services, we modified our separate account fees, maintenance expenses and policyholder behavior assumptions, substantially offset by lowering our interest margin assumption.
•

For Life Insurance, we modified our mortality/morbidity and premium persistency assumptions and other items, partially offset by modifying our assumptions related to interest margin, policyholder behavior and maintenance expenses.

•	For excluded realized gain (loss), we modified our long-term volatility and policyholder behavior assumptions for GLB riders.

2013

•	For Annuities, we modified our policyholder behavior and variable annuity mortality assumptions, partially offset by modifying our interest margin assumptions and other items.
•	For Retirement Plan Services, we modified our interest margin assumptions.
•	For Life Insurance, we modified our amortization period and mortality assumptions, partially offset by lowering our early duration portfolio yield assumptions.
•	For excluded realized gain (loss), we modified our policyholder behavior assumptions for GLB riders.

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

•	For Annuities and Retirement Plan Services, we modified our policyholder behavior assumptions and lowered our new money investment yield assumption as discussed above.
•	For Life Insurance, we modified our life mortality assumption, partially offset by lowering our new money investment yield assumption as discussed above.
•	For excluded realized gain (loss), we modified our policyholder behavior assumptions for GLB riders.

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

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process.  Under our RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k) and VUL blocks of business.  Because variable fund returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs need not be affected by random short-term and insignificant deviations from expectations in variable fund returns.  However, long-term or significant deviations from expected variable fund returns require a change to best estimate projections of EGPs and unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits.  The statistical distribution is designed to identify when the deviations from expected returns have become significant enough to warrant a change of the future variable fund growth rate assumption.

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 12% followed by growth going forward of 7% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of December 31, 2014, we would have recorded a favorable unlocking of approximately $300 million, pre-tax, for Annuities, approximately $25 million, pre-tax, for Retirement Plan Services, and approximately $40 million, pre-tax, for Life Insurance.

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

The following summarizes our AFS and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2014:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$664	$73,441	$-	$74,105
Priced by independent broker quotations	-	-	2,301	2,301
Priced by matrices	-	13,207	-	13,207
Priced by other methods (1)	-	-	1,454	1,454
Total	$664	$86,648	$3,755	$91,067

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our AFS fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2014 and 2013, see Notes 1 and 21.

Our investments are valued using the appropriate market inputs based on the investment type, and include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators and industry and economic events are monitored, and further market data is acquired if certain triggers are met.  We incorporate the issuer’s credit rating and a risk premium, if warranted, given the issuer’s industry and the security’s time to maturity.  We use an internationally recognized pricing service as our primary pricing source, and we do not adjust prices received from third parties or obtain multiple prices when measuring the fair value of our investments.  We generally use prices from the pricing service rather than broker quotes because we have documentation from the pricing service on the observable market inputs they use, as compared to the limited information on the pricing inputs from broker quotes.  For private placement securities, we use pricing matrices that utilize observable pricing inputs of similar public securities and Treasury yields as inputs to the fair value measurement.  It is possible that different valuation techniques and models, other than those described above, could produce materially different estimates of fair value.

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active.  Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread.  As of December 31, 2014, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of December 31, 2014, we used broker quotes for 74 securities as our final price source, representing approximately 1% of total securities owned.

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

Valuation of Alternative Investments

Recognition of investment income on alternative investments is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners, as our venture capital, real estate and oil and gas portfolios are generally reported to us on a three-month delay, and our hedge funds are reported to us on a one-month delay.  In addition, the effect of annual audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the first or second quarter of each calendar year.  Accordingly, our investment income from alternative investments for any calendar year period may not include the complete effect of the change in the underlying net assets for the partnership for that calendar year period.  Recorded audit adjustments affect our investment income on alternative investments in the period that the adjustments are recorded.

Write-downs for OTTI and Allowance for Losses

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For additional details, see “Consolidated Investments” below and Notes 1 and 5.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities (“ABS”), we use our best estimate of cash flows for the life of the security to determine whether there is an other-than-temporary impairment (“OTTI”) of the security.  In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

As the discussion in Notes 1 and 5 indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary.  These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments.  In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities as described in “Investment Valuation.”  We continually monitor developments and update underlying assumptions and financial models based upon new information.

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

Certain of our variable annuity contracts reported within future contract benefits contain embedded derivatives that are carried at fair value on a recurring basis and are all classified as Level 3 of the fair value hierarchy, including our GLB reserves embedded derivatives, a portion of which may be reported in either other assets or other liabilities.  These embedded derivatives are valued based on a stochastic projection of scenarios of the embedded derivative cash flows.  The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, actuarial lapse, benefit utilization, mortality, risk margin, administrative expenses and a margin for profit.  In addition, an NPR component is determined at each valuation date that reflects our risk of not fulfilling the obligations of the underlying liability.  The spread for the NPR is added to the discount rates used in determining the fair value from the net cash flows.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

Changes in the fair value of these embedded derivatives result primarily from changes in market conditions.  For more information, see Notes 1 and 21.

GLB

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market-implied volatilities associated with the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature and our i4LIFE® Advantage and 4LATER® Advantage guaranteed income benefit (“GIB”) features that are available in our variable annuity products.  We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits.

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in GLB embedded derivative reserves.  This dynamic hedging strategy utilizes options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors.  See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below for information on how we determine our NPR.

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

Within our individual annuity business, approximately 70% of our variable annuity account values contained GLB features as of December 31, 2014.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability or a decline if in an asset position for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of December 31, 2014 and 2013, 3% and 4%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2014 and 2013, was $279 million and $308 million, respectively.

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

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $279 million, net of reinsurance.  Our fair value estimates of the GLB embedded derivatives, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GLB embedded derivatives are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 46 million scenarios.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market-consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to net income, which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of December 31, 2014, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(144)	$(39)	$(12)	$(5)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(20)	$(6)	$(1)	$(9)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$(7)	$(4)	$5	$10

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Effect to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(17)
Scenario 2	-10%	-25.0 bps	+2%	(60)
Scenario 3	-20%	-50.0 bps	+4%	(232)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of December 31, 2014, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;

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

Standard & Poor’s 500 Index® Benefits

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”).  Contract holders may elect to rebalance among the various accounts within the product at renewal dates, either annually or biannually.  At the end of each 1-year or 2-year indexed term we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees.  We purchase S&P 500 options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods.  These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates.  Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  For information on our S&P 500 benefits hedging results, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

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

GDB

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

UL Products with Secondary Guarantees

We issue UL contracts where we provide a secondary guarantee to the contract holder.  The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.  The reserves related to UL products with secondary guarantees are based on the application of a benefit ratio the same as our GDB features, which are discussed above.  The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts.  For more discussion, see “Results of Life Insurance” below.

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

Refer to Note 10 of our consolidated financial statements for goodwill and specifically identifiable intangible assets by segment as well as the results of our recoverability analysis for the years ended 2013 and 2012.  All the discussion that follows represents our analysis as of October 1, 2014.

Step 1 Results

We performed a Step 1 analysis on all of our reporting units including:  Annuities, Retirement Plan Services, Life Insurance and Group Protection.  Our Annuities and Retirement Plan Services reporting units passed the Step 1 analysis.  Given the Step 1 results, we also performed a Step 2 analysis for Life Insurance and Group Protection.

For Annuities and Retirement Plan Services, we estimated the fair values of the reporting units based on a discounted cash flow valuation technique (“income approach”) similar to that of Life Insurance and Group Protection discussed below.  We also updated our estimates of discount rates based upon current market observable inputs.  We used discount rates ranging from 9% to 12% for Annuities and 8.75% to 9.75% for Retirement Plan Services based upon the weighted average cost of capital adjusted for risks associated with the operations.

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
•

Interest rates used to discount new business cash flows; we considered discount rates ranging from 8% to 10% for Life Insurance and 8.75% to 9.25% for Group Protection based on the weighted average cost of capital adjusted for the risk factors associated with the operations.

Based upon our Step 2 analysis for Life Insurance and Group Protection, we determined that there was no impairment.

Outlook

Factors that can influence the value of goodwill include the capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows.  For example, unfavorable changes to assumptions as compared to our October 1, 2014, analysis or factors that could result in impairment include, but are not limited to, the following:

•	Lower expectations for future sales levels or future sales profitability;
•	Higher discount rates on new business assumptions;
•	Weakened expectations for the ability to execute future reserve financing transactions for life insurance business over the long-term or expectations for significant increases in the associated costs;
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

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense.  Determining these amounts requires analysis and interpretation of current tax laws and regulations.  Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets.  These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.  Legislative changes to the Internal Revenue Code of 1986, as amended, modification or new regulations, administrative rulings, or court decisions could increase our effective tax rate.

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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Net Income (Loss)
Income (loss) from operations:
Annuities	$925	$750	$595	23%	26%
Retirement Plan Services	160	141	130	13%	8%
Life Insurance	612	544	574	13%	-5%
Group Protection	23	71	72	-68%	-1%
Other Operations	(109)	(122)	(87)	11%	-40%
Excluded realized gain (loss), after-tax	(106)	(178)	(25)	40%	NM
Gain (loss) on early extinguishment of debt, after-tax	-	-	(3)	NM	100%
Income (expense) from reserve changes (net of related
amortization) on business sold through reinsurance,
after-tax	2	2	3	0%	-33%
Impairment of intangibles, after-tax	-	-	2	NM	-100%
Benefit ratio unlocking, after-tax	7	36	25	-81%	44%
Income (loss) from continuing operations, after-tax	1,514	1,244	1,286	22%	-3%
Income (loss) from discontinued operations, after-tax	1	-	27	NM	-100%
Net income (loss)	$1,515	$1,244	$1,313	22%	-5%

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Deposits
Annuities	$13,779	$14,772	$11,564	-7%	28%
Retirement Plan Services	7,515	6,786	6,381	11%	6%
Life Insurance	5,332	5,168	4,949	3%	4%
Total deposits	$26,626	$26,726	$22,894	0%	17%

Net Flows
Annuities	$2,645	$5,012	$2,451	-47%	104%
Retirement Plan Services	(881)	792	987	NM	-20%
Life Insurance	3,777	3,710	3,289	2%	13%
Total net flows	$5,541	$9,514	$6,727	-42%	41%

	As of December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Account Values
Annuities	$122,041	$115,090	$96,514	6%	19%
Retirement Plan Services	53,539	51,618	43,931	4%	17%
Life Insurance	42,213	40,113	37,325	5%	7%
Total account values	$217,793	$206,821	$177,770	5%	16%

Comparison of 2014 to 2013

Net income increased due primarily to the following:

•	Growth in account values and insurance in force.
•	Lower losses on variable annuity net derivatives results during 2014.
•	The recapture of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer.
•	More favorable investment income on alternative investments.

The increase in net income was partially offset primarily by the following:

•

An increase in long-term disability incidence along with a decline in long-term disability recoveries in our Group Protection segment and higher death claims attributable to growth in business in force in our Life Insurance segment.

•	Realized loss in 2014 related to the sale of Lincoln Financial Media Company (“LFM”).
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Comparison of 2013 to 2012

Net income decreased due primarily to the following:

•	More favorable tax benefits during 2012 related to the release of reserves associated with prior tax years that were closed in 2012.
•	Higher death claims in our Life Insurance segment.
•	The effect of more favorable unlocking in 2012.
•	Unfavorable variable annuity net derivatives results, excluding unlocking, during 2013.
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by growth in account values, insurance in force and group earned premiums.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Operating Revenues
Insurance premiums (1)	$174	$116	$98	50%	18%
Fee income	1,960	1,631	1,331	20%	23%
Net investment income	1,033	1,044	1,082	-1%	-4%
Operating realized gain (loss) (2)	161	135	113	19%	19%
Other revenues (3)	418	395	351	6%	13%
Total operating revenues	3,746	3,321	2,975	13%	12%
Operating Expenses
Interest credited	610	624	633	-2%	-1%
Benefits	359	274	281	31%	-2%
Commissions and other expenses	1,614	1,496	1,345	8%	11%
Total operating expenses	2,583	2,394	2,259	8%	6%
Income (loss) from operations before taxes	1,163	927	716	25%	29%
Federal income tax expense (benefit)	238	177	121	34%	46%
Income (loss) from operations	$925	$750	$595	23%	26%

(1)	Includes primarily our income annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of 2014 to 2013

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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.    Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. In 2014, we increased our variable annuity deposits on products without GLB riders to 23%, compared to 13% and 10% in 2013 and 2012, respectively.  In July 2014, our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), amended and restated its reinsurance treaty covering portions of new sales of variable annuity GLB product.  The treaty provides an additional $4 billion of reinsurance capacity through December 31, 2015.  LNL will retain 100% of the product cash flows, excluding the living benefit guarantee.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7%, 7% and 8% for 2014, 2013 and 2012, respectively.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Fee Income
Mortality, expense and other assessments	$1,937	$1,614	$1,329	20%	21%
Surrender charges	28	23	15	22%	53%
DFEL:
Deferrals	(34)	(27)	(24)	-26%	-13%
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	31	22	17	41%	29%
Unlocking	(2)	(1)	(6)	-100%	83%
Total fee income	$1,960	$1,631	$1,331	20%	23%

	As of or For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Variable Account Value Information
Variable annuity deposits (1)	$9,775	$10,060	$6,787	-3%	48%
Increases (decreases) in variable annuity account values:
Net flows (1)	755	2,386	90	-68%	NM
Change in market value (1)	3,449	12,524	7,648	-72%	64%
Transfers to the variable portion of variable annuity
products from the fixed portion of variable annuity
products	2,796	3,402	2,752	-18%	24%
Variable annuity account values (1)	100,823	93,822	75,501	7%	24%
Average daily variable annuity account values (1)	97,694	84,199	70,901	16%	19%
Average daily S&P 500	1,931	1,644	1,379	17%	19%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$852	$885	$940	-4%	-6%
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	32	35	12	-9%	192%
Surplus investments (2)	149	124	130	20%	-5%
Total net investment income	$1,033	$1,044	$1,082	-1%	-4%

Interest Credited
Amount provided to contract holders	$581	$597	$640	-3%	-7%
DSI deferrals	(6)	(9)	(37)	33%	76%
Interest credited before DSI amortization	575	588	603	-2%	-2%
DSI amortization:
Amortization, excluding unlocking	37	42	44	-12%	-5%
Unlocking	(2)	(6)	(14)	67%	57%
Total interest credited	$610	$624	$633	-2%	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2014	2013	2012	2014	2013
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.44%	4.64%	4.93%	(20)	(29)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.17%	0.18%	0.06%	(1)	12
Net investment income yield on reserves	4.61%	4.82%	4.99%	(21)	(17)
Interest rate credited to contract holders	2.79%	2.85%	2.98%	(6)	(13)
Interest rate spread	1.82%	1.97%	2.01%	(15)	(4)

	As of or For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Fixed Account Value Information
Fixed annuity deposits (1)	$4,004	$4,712	$4,777	-15%	-1%
Increases (decreases) in fixed annuity account values:
Net flows (1)	1,890	2,626	2,361	-28%	11%
Transfers from the fixed portion of variable annuity
products to the variable portion of variable annuity
products	(2,796)	(3,402)	(2,752)	18%	-24%
Reinvested interest credited (1)	782	953	770	-18%	24%
Fixed annuity account values (1)	21,218	21,268	21,013	0%	1%
Average fixed account values (1)	21,294	21,231	20,737	0%	2%
Average invested assets on reserves	19,198	19,126	19,139	0%	0%

(1)	Includes the fixed portion of variable.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Benefits
Net death and other benefits, excluding unlocking	$345	$263	$208	31%	26%
Unlocking	14	11	73	27%	-85%
Total benefits	$359	$274	$281	31%	-2%

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking on benefit reserves associated with our GDB riders.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Commissions and Other Expenses
Commissions:
Deferrable	$606	$653	$528	-7%	24%
Non-deferrable	451	368	305	23%	21%
General and administrative expenses	432	424	407	2%	4%
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	2	2	-	0%	NM
Taxes, licenses and fees	34	31	29	10%	7%
Total expenses incurred, excluding broker-dealer	1,525	1,478	1,269	3%	16%
DAC deferrals	(681)	(752)	(593)	9%	-27%
Total pre-broker-dealer expenses incurred, excluding
amortization, net of interest	844	726	676	16%	7%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	398	388	378	3%	3%
Unlocking	(36)	(5)	(57)	NM	91%
Broker-dealer expenses incurred	408	387	348	5%	11%
Total commissions and other expenses	$1,614	$1,496	$1,345	8%	11%

DAC Deferrals
As a percentage of sales/deposits	4.9%	5.1%	5.1%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Operating Revenues
Fee income	$246	$232	$212	6%	9%
Net investment income	831	827	799	0%	4%
Other revenues (1)	13	12	13	8%	-8%
Total operating revenues	1,090	1,071	1,024	2%	5%
Operating Expenses
Interest credited	473	469	451	1%	4%
Benefits	1	1	-	0%	NM
Commissions and other expenses	405	411	405	-1%	1%
Total operating expenses	879	881	856	0%	3%
Income (loss) from operations before taxes	211	190	168	11%	13%
Federal income tax expense (benefit)	51	49	38	4%	29%
Income (loss) from operations	$160	$141	$130	13%	8%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of 2014 to 2013

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily account values.
•	Lower commissions and other expenses due to the effect of unlocking.

The increase in income from operations was partially offset by spread compression due to new money rates averaging below our current portfolio yields.

Comparison of 2013 to 2012

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily account values.
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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

We expect to continue making strategic investments during 2015 to improve our infrastructure and expand distribution that will result in higher expenses.

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 16%, 13% and 13% for 2014, 2013 and 2012.  The 2014 lapse rate was negatively impacted by a large case termination in the mid to large market during the fourth quarter of 2014.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 32%,  33% and 36% for 2014, 2013 and 2012, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Fee Income
Annuity expense assessments	$193	$186	$175	4%	6%
Mutual fund fees	52	44	35	18%	26%
Total expense assessments	245	230	210	7%	10%
Surrender charges	1	2	2	-50%	0%
Total fee income	$246	$232	$212	6%	9%

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-year	$8,203	$7,001	$6,167	17%	14%
Gross deposits	1,812	1,683	1,729	8%	-3%
Withdrawals and deaths	(1,779)	(1,587)	(1,515)	-12%	-5%
Net flows	33	96	214	-66%	-55%
Transfers between fixed and variable accounts	9	(5)	(38)	280%	87%
Change in market value and reinvestment	329	1,111	658	-70%	69%
Balance as of end-of-year	$8,574	$8,203	$7,001	5%	17%

Mid – Large Market:
Balance as of beginning-of-year	$26,468	$21,050	$17,435	26%	21%
Gross deposits	5,110	4,476	3,974	14%	13%
Withdrawals and deaths	(5,078)	(2,840)	(2,331)	-79%	-22%
Net flows	32	1,636	1,643	-98%	0%
Transfers between fixed and variable accounts	(4)	5	(37)	NM	114%
Change in market value and reinvestment	1,571	3,777	2,009	-58%	88%
Balance as of end-of-year	$28,067	$26,468	$21,050	6%	26%

Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-year	$16,947	$15,880	$15,531	7%	2%
Gross deposits	593	627	678	-5%	-8%
Withdrawals and deaths	(1,539)	(1,567)	(1,548)	2%	-1%
Net flows	(946)	(940)	(870)	-1%	-8%
Change in market value and reinvestment	897	2,007	1,219	-55%	65%
Balance as of end-of-year	$16,898	$16,947	$15,880	0%	7%

Total Annuities and Mutual Funds:
Balance as of beginning-of-year	$51,618	$43,931	$39,133	17%	12%
Gross deposits	7,515	6,786	6,381	11%	6%
Withdrawals and deaths	(8,396)	(5,994)	(5,394)	-40%	-11%
Net flows	(881)	792	987	NM	-20%
Transfers between fixed and variable accounts	5	-	(75)	NM	100%
Change in market value and reinvestment	2,797	6,895	3,886	-59%	77%
Balance as of end-of-year	$53,539	$51,618	$43,931	4%	17%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Years Ended
	December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Variable Account Value Information
Variable annuity deposits (1)	$1,354	$1,409	$1,565	-4%	-10%
Increases (decreases) in variable annuity account values:
Net flows (1)	(707)	(636)	(475)	-11%	-34%
Change in market value (1)	864	2,747	1,556	-69%	77%
Transfers from the variable portion of variable
annuity products to the fixed portion of variable
annuity products	(191)	(266)	(483)	28%	45%
Variable annuity account values (1)	15,277	15,310	13,466	0%	14%
Average daily variable annuity account values (1)	15,259	14,423	13,514	6%	7%
Average daily S&P 500	1,931	1,644	1,379	17%	19%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$736	$737	$731	0%	1%
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	28	27	5	4%	NM
Alternative investments (2)	-	-	1	NM	-100%
Surplus investments (3)	67	63	62	6%	2%
Total net investment income	$831	$827	$799	0%	4%

Interest Credited	$473	$469	$451	1%	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2014	2013	2012	2014	2013
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.78%	4.96%	5.21%	(18)	(25)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.18%	0.18%	0.04%	-	14
Alternative investments	0.00%	0.00%	0.01%	-	(1)
Net investment income yield on reserves	4.96%	5.14%	5.26%	(18)	(12)
Interest rate credited to contract holders	3.04%	3.11%	3.20%	(7)	(9)
Interest rate spread	1.92%	2.03%	2.06%	(11)	(3)

	As of or For the Years Ended
	December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Fixed Account Value Information
Fixed annuity deposits (1)	$2,623	$1,762	$1,768	49%	0%
Increases (decreases) in fixed annuity account values:
Net flows (1)	151	(274)	(24)	155%	NM
Transfers to the fixed portion of variable annuity
products from the variable portion of variable
annuity products	191	266	483	-28%	-45%
Reinvested interest credited (1)	474	470	453	1%	4%
Fixed annuity account values (1)	16,229	15,316	14,718	6%	4%
Average fixed account values (1)	15,555	15,041	14,055	3%	7%
Average invested assets on reserves	15,381	14,853	14,003	4%	6%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Commissions and Other Expenses
Commissions:
Deferrable	$14	$15	$19	-7%	-21%
Non-deferrable	58	57	52	2%	10%
General and administrative expenses	309	305	314	1%	-3%
Taxes, licenses and fees	17	18	16	-6%	13%
Total expenses incurred	398	395	401	1%	-1%
DAC deferrals	(30)	(32)	(38)	6%	16%
Total expenses recognized before amortization	368	363	363	1%	0%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	38	41	38	-7%	8%
Unlocking	(1)	7	4	NM	75%
Total commissions and other expenses	$405	$411	$405	-1%	1%

DAC Deferrals
As a percentage of annuity sales/deposits	0.8%	1.0%	1.1%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Operating Revenues
Insurance premiums (1)	$558	$486	$441	15%	10%
Fee income	2,466	2,203	2,191	12%	1%
Net investment income	2,529	2,452	2,396	3%	2%
Operating realized gain (loss) (2)	3	3	-	0%	NM
Other revenues	447	26	28	NM	-7%
Total operating revenues	6,003	5,170	5,056	16%	2%
Operating Expenses
Interest credited	1,349	1,305	1,261	3%	3%
Benefits	2,435	1,978	1,724	23%	15%
Commissions and other expenses	1,312	1,075	1,233	22%	-13%
Total operating expenses	5,096	4,358	4,218	17%	3%
Income (loss) from operations before taxes	907	812	838	12%	-3%
Federal income tax expense (benefit)	295	268	264	10%	2%
Income (loss) from operations	$612	$544	$574	13%	-5%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of 2014 to 2013

Income from operations for this segment increased due primarily to the following:

•	Higher other revenues due to the recapture of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer.
•	Higher fee income attributable to growth in business in force and the effect of unlocking.

The increase in income from operations was partially offset primarily by the following:

•	Higher benefits due to an increase in reserves related to the reinsurance recapture, unlocking and higher death claims attributable to growth in business in force.
•	Higher commissions and other expenses driven by a reduction in DAC due to the reinsurance recapture, unlocking and higher margins than our model projections assumed.

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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”), respectively.  During the third quarter of 2013, the New York State Department of Financial Services (“NYDFS”) announced that it would not recognize the National Association of Insurance Commissioners (“NAIC”) revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, the Lincoln Life & Annuity Company of New York (“LLANY”).  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  We began phasing in the increase in reserves over five years beginning in 2013.  As of December 31, 2014, we have increased reserves by $180 million.  The additional increase in reserves over the next three years is subject to ongoing discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.

Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by using long-dated LOCs as well as other financing transactions.  Included in the LOCs issued as of December 31, 2014, and reported in the credit facilities table in Note 12, was approximately $3.5 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.4 billion of such LOCs were issued for UL products containing secondary guarantees (approximately $1.8 billion will expire in 2031, $350 million will expire in 2019, and approximately $185 million will expire in 2018).  Approximately $1 billion of such LOCs were issued for term business solutions (approximately $905 million will expire in 2023, and $139 million is automatically renewable until 2023).  We have also used the proceeds from senior note issuances of approximately $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.   LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” and “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Subsidiaries’ Statutory Reserving and Surplus” for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

During the fourth quarter of 2014, we entered into an agreement to recapture certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer.  As part of this agreement, we received cash consideration of $500 million, of which $78 million represented reimbursement for prepaid reinsurance premiums related to the recaptured treaties.  We recognized a one-time gain of $57 million, after-tax, related to this recapture with the remaining difference between the proceeds and the gain being driven primarily by increases in reserves of $226 million and a reduction of DAC of $123 million.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Fee Income
Mortality assessments	$1,446	$1,349	$1,324	7%	2%
Expense assessments	1,021	880	834	16%	6%
Surrender charges	49	59	86	-17%	-31%
DFEL:
Deferrals	(369)	(293)	(325)	-26%	10%
Amortization, net of interest:
Amortization, net of interest,
excluding unlocking	252	193	197	31%	-2%
Unlocking	52	15	75	247%	-80%
Reinsurance recapture	15	-	-	NM	NM
Total fee income	$2,466	$2,203	$2,191	12%	1%

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Sales by Product
UL:
Excluding MoneyGuard® and IUL	$97	$121	$146	-20%	-17%
MoneyGuard®	163	189	169	-14%	12%
IUL	76	56	42	36%	33%
Total UL	336	366	357	-8%	3%
VUL	198	141	61	40%	131%
COLI and BOLI	44	95	109	-54%	-13%
Term	91	90	61	1%	48%
Total sales	$669	$692	$588	-3%	18%

Net Flows
Deposits	$5,332	$5,168	$4,949	3%	4%
Withdrawals and deaths	(1,555)	(1,458)	(1,660)	-7%	12%
Net flows	$3,777	$3,710	$3,289	2%	13%

Contract Holder Assessments	$3,592	$3,449	$3,284	4%	5%

	As of December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Account Values
UL	$31,531	$30,627	$29,329	3%	4%
VUL	8,385	7,201	5,731	16%	26%
Interest-sensitive whole life	2,297	2,285	2,265	1%	1%
Total account values	$42,213	$40,113	$37,325	5%	7%

In-Force Face Amount
UL and other	$324,356	$318,444	$311,235	2%	2%
Term insurance	316,513	298,373	279,322	6%	7%
Total in-force face amount	$640,869	$616,817	$590,557	4%	4%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$2,257	$2,232	$2,178	1%	2%
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	62	44	27	41%	63%
Alternative investments (2)	62	40	55	55%	-27%
Surplus investments (3)	148	136	136	9%	0%
Total net investment income	$2,529	$2,452	$2,396	3%	2%

Interest Credited	$1,349	$1,305	$1,261	3%	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2014	2013	2012	2014	2013
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.41%	5.55%	5.73%	(14)	(18)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.14%	0.11%	0.06%	3	5
Alternative investments	0.17%	0.11%	0.16%	6	(5)
Net investment income yield on reserves	5.72%	5.77%	5.95%	(5)	(18)
Interest rate credited to contract holders	3.95%	3.93%	3.96%	2	(3)
Interest rate spread	1.77%	1.84%	1.99%	(7)	(15)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.53%	5.63%	5.73%	(10)	(10)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.23%	0.14%	0.13%	9	1
Alternative investments	-0.01%	0.00%	0.01%	(1)	(1)
Net investment income yield on reserves	5.75%	5.77%	5.87%	(2)	(10)

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$37,427	$35,819	$33,779	4%	6%
Account values - universal and whole life	33,857	32,868	31,578	3%	4%
Attributable to traditional products:
Invested assets on reserves	4,239	4,378	4,307	-3%	2%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Benefits
Death claims direct and assumed	$3,462	$3,318	$2,976	4%	11%
Death claims ceded	(1,598)	(1,610)	(1,415)	1%	-14%
Reserves released on death	(532)	(518)	(490)	-3%	-6%
Net death benefits	1,332	1,190	1,071	12%	11%
Change in secondary guarantee life insurance
product reserves:
Change in reserves, excluding unlocking	515	492	464	5%	6%
Unlocking	12	(18)	(145)	167%	88%
Change in linked-benefit product
reserves:
Change in reserves, excluding unlocking	91	60	63	52%	-5%
Unlocking	23	3	-	NM	NM
Reinsurance recapture	226	-	-	NM	NM
Other benefits (1)	236	251	271	-6%	-7%
Total benefits	$2,435	$1,978	$1,724	23%	15%

Death claims per $1,000 of in-force	2.12	1.98	1.84	7%	8%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Commissions and Other Expenses
Commissions	$690	$616	$532	12%	16%
General and administrative expenses	497	490	483	1%	1%
Expenses associated with reserve financing	78	74	67	5%	10%
Taxes, licenses and fees	148	147	133	1%	11%
Total expenses incurred	1,413	1,327	1,215	6%	9%
DAC and VOBA deferrals	(760)	(703)	(600)	-8%	-17%
Total expenses recognized before amortization	653	624	615	5%	1%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	491	440	467	12%	-6%
Unlocking	41	7	147	NM	-95%
Other intangible amortization	4	4	4	0%	0%
Reinsurance recapture	123	-	-	NM	NM
Total commissions and other expenses	$1,312	$1,075	$1,233	22%	-13%

DAC and VOBA Deferrals
As a percentage of sales	113.6%	101.6%	102.0%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for 2014 and 2013, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Operating Revenues
Insurance premiums	$2,252	$2,084	$1,919	8%	9%
Net investment income	180	165	162	9%	2%
Other revenues	13	11	10	18%	10%
Total operating revenues	2,445	2,260	2,091	8%	8%
Operating Expenses
Interest credited	4	3	3	33%	0%
Benefits	1,774	1,559	1,444	14%	8%
Commissions and other expenses	632	589	533	7%	11%
Total operating expenses	2,410	2,151	1,980	12%	9%
Income (loss) from operations before taxes	35	109	111	-68%	-2%
Federal income tax expense (benefit)	12	38	39	-68%	-3%
Income (loss) from operations	$23	$71	$72	-68%	-1%

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Income (Loss) from Operations by
Product Line
Life	$18	$15	$29	20%	-48%
Disability	(1)	51	37	NM	38%
Dental	2	1	1	100%	0%
Total non-medical	19	67	67	-72%	0%
Medical	4	4	5	0%	-20%
Income (loss) from operations	$23	$71	$72	-68%	-1%

Comparison of 2014 to 2013

Income from operations for this segment decreased due primarily to unfavorable total non-medical loss ratio experience attributable to increased long-term disability incidence and a decline in long-term disability recoveries in 2014 and favorable reserve adjustments related to our long-term disability business in 2013.

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

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  For every one percent increase in the loss ratio, we would expect an approximate annual $13 million to $15 million decrease to income from operations.  During 2014, our total non-medical loss ratio of 78.4% was above our long-term expectation of 71% to 74% due primarily to an increase in long-term disability incidence and a decline in long-term disability recovery experience.  We are taking actions to manage the effects of our loss ratio results, such as continuing to implement pricing actions to better reflect our experience going forward.  We believe the introduction of a new claims management system and its associated process changes was a primary cause of the deterioration in the non-medical loss ratio during 2014.  We expect to approach our normal target margins towards the end of 2016 to 2017 timeframe.  See “Insurance Premiums” below for more information on our pricing actions.  We expect the loss ratios to be above the high end of our target range during 2015.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Insurance Premiums by Product Line
Life	$930	$844	$770	10%	10%
Disability	971	903	821	8%	10%
Dental	228	206	193	11%	7%
Total non-medical	2,129	1,953	1,784	9%	9%
Medical	123	131	135	-6%	-3%
Total insurance premiums	$2,252	$2,084	$1,919	8%	9%
Sales	$479	$541	$458	-11%	18%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.  When comparing sales for 2014 to 2013, the decrease was partly the result of pricing actions primarily on our employer-paid life and disability business, and a slowing of industry sales.  We continue to shift the business mix to employee-paid blocks of business, which we expect will improve the overall profitability of the business.  The proportion of employee-paid sales to our total sales was 52%, 47% and 38% for 2014, 2013 and 2012.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Benefits and Interest Credited by
Product Line
Life	$715	$655	$582	9%	13%
Disability	792	639	604	24%	6%
Dental	162	151	143	7%	6%
Total non-medical	1,669	1,445	1,329	16%	9%
Medical	109	117	118	-7%	-1%
Total benefits and interest credited	$1,778	$1,562	$1,447	14%	8%

Loss Ratios by Product Line
Life	76.9%	77.6%	75.5%
Disability	81.6%	70.8%	73.6%
Dental	71.1%	73.2%	74.5%
Total non-medical	78.4%	74.0%	74.5%
Medical	88.7%	88.8%	87.8%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Commissions and Other Expenses
Commissions	$273	$252	$223	8%	13%
General and administrative expenses	319	321	288	-1%	11%
Taxes, licenses and fees	58	54	49	7%	10%
Total expenses incurred	650	627	560	4%	12%
DAC deferrals	(75)	(91)	(75)	18%	-21%
Total expenses recognized before
amortization	575	536	485	7%	11%
DAC and VOBA amortization, net of
interest	57	53	48	8%	10%
Total commissions and
other expenses	$632	$589	$533	7%	11%

DAC Deferrals
As a percentage of insurance premiums	3.3%	4.4%	3.9%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Operating Revenues
Insurance premiums	$5	$1	$4	NM	-75%
Net investment income	286	266	259	8%	3%
Amortization of deferred gain on
business sold through reinsurance	71	72	72	-1%	0%
Media revenues (net)	68	72	81	-6%	-11%
Other revenues	2	6	7	-67%	-14%
Total operating revenues	432	417	423	4%	-1%
Operating Expenses
Interest credited	96	109	122	-12%	-11%
Benefits	121	113	138	7%	-18%
Media expenses	60	62	66	-3%	-6%
Other expenses	53	62	93	-15%	-33%
Interest and debt expense	268	264	268	2%	-1%
Total operating expenses	598	610	687	-2%	-11%
Income (loss) from operations before taxes	(166)	(193)	(264)	14%	27%
Federal income tax expense (benefit)	(57)	(71)	(177)	20%	60%
Income (loss) from operations	$(109)	$(122)	$(87)	11%	-40%

Comparison of 2014 to 2013

Loss from operations for Other Operations decreased due primarily to the following:

•

Higher net investment income, net of interest credited, related to higher average invested assets driven by distributable earnings received from our insurance segments, partially offset by repurchases of common stock.

•

Lower other expenses attributable to the effect of changes in our stock price on our deferred compensation plans, as our stock price modestly increased during 2014 compared to significantly increasing during 2013, partially offset by higher legal accruals during 2014 (see “Other Expenses” below for more information).

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

Additional Information

The deferred gain on business sold through reinsurance will be substantially amortized during the first quarter of 2017.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Net Investment Income and Interest Credited

We utilize an internal formula to determine the amount of capital that is allocated to our insurance segments.  Investment income on capital in excess of the calculated amounts is reported in Other Operations.  If our insurance segments require increases in statutory reserves,  surplus or investments, the amount of excess capital that is retained by Other Operations would decrease and net investment income would be negatively affected.

Write-downs for OTTI decrease the recorded value of our invested assets owned by the insurance segments.  These write-downs are not included in the income from operations of our insurance segments.  When impairment occurs, assets are transferred to the insurance segments’ portfolios and will reduce the future net investment income for Other Operations.  Statutory reserve adjustments for our insurance segments can also cause allocations of invested assets between the insurance segments and Other Operations.

The majority of our interest credited relates to our reinsurance operations sold to Swiss Re Life & Health America, Inc. (“Swiss Re”) in 2001.  A substantial amount of the business was sold through indemnity reinsurance transactions, which is still recorded in our consolidated financial statements.  The interest credited corresponds to investment income earnings on the assets we continue to hold for this business.  There is no effect to income or loss in Other Operations or on a consolidated basis for these amounts because interest earned on the blocks that continue to be reinsured is passed through to Swiss Re in the form of interest credited.

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
General and administrative expenses:
Legal	$7	$1	$-	NM	NM
Branding	31	30	28	3%	7%
Other (1)	47	60	46	-22%	30%
Total general and administrative expenses	85	91	74	-7%	23%
Restructuring charges	-	-	20	NM	-100%
Taxes, licenses and fees (2)	(20)	(18)	10	-11%	NM
Inter-segment reimbursement associated with
reserve financing and LOC expenses (3)	(12)	(11)	(11)	-9%	0%
Total other expenses	$53	$62	$93	-15%	-33%

(1)

Includes expenses that are corporate in nature including charitable contributions, the portion of our deferred compensation plan expense attributable to participants’ selection of LNC stock as the measure for their investment return and other expenses not allocated to our insurance segments.

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$165	$138	$113	20%	22%
Total excluded realized gain (loss)	(165)	(273)	(39)	40%	NM
Total realized gain (loss), pre-tax	$-	$(135)	$74	100%	NM

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(106)	$(178)	$(25)	40%	NM
Benefit ratio unlocking	7	36	25	-81%	44%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(99)	$(142)	$-	30%	NM

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(12)	$(63)	$(124)	81%	49%
Gain (loss) on the mark-to-market on certain instruments	(35)	31	87	NM	-64%
Variable annuity net derivatives results:
Hedge program performance, including unlocking for
GLB reserves hedged	(24)	1	97	NM	-99%
GLB NPR component	20	(88)	(64)	123%	-38%
Total variable annuity net derivatives results	(4)	(87)	33	95%	NM
Indexed annuity forward-starting option	(20)	(23)	4	13%	NM
Realized gain (loss) on sale of subsidiaries/businesses (2)	(28)	-	-	NM	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(99)	$(142)	$-	30%	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See “LFM” in Note 3.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2014 to 2013

We had zero net realized gains and losses during 2014 as compared to losses during 2013 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Lower losses on variable annuity net derivatives results during 2014 as compared to 2013 attributable to the effect of a favorable GLB NPR component due to our associated reserves increasing during 2014 and the effect of unlocking.  These lower losses on variable annuity net derivatives results were partially offset by more unfavorable hedge program performance in 2014, driven primarily by more volatile capital markets.

•	General improvement in the credit markets during 2014 leading to a decline in OTTI.
•	Higher gross realized gains related to certain investments during 2014 originating from asset sales to reposition the investment portfolio.

The net zero realized gains and losses were partially offset by losses on the mark-to-market on certain instruments during 2014 as compared to gains during 2013 attributable primarily to lower gains on variable interest entities’ liabilities (see Note 4) and a decrease in interest rates leading to losses on derivative investments (not including those associated with our variable annuity net derivatives results).

Comparison of 2013 to 2012

We had realized losses during 2013 as compared to gains during 2012 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Losses on variable annuity net derivatives results during 2013 as compared to gains during 2012 attributable to the effect of unlocking and a more unfavorable GLB NPR component due to our associated reserves declining, as a result of more favorable equity market growth.  These losses were partially offset by less narrowing of our credit spreads during 2013.

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

Variable Annuity Net Derivatives Results

Our variable annuity net derivatives results include the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.  In addition, these results include the changes in reserves not accounted for at fair value and results from benefit ratio unlocking on our GDB and GLB riders and the change in the fair value of the derivative instruments we own to hedge the benefit ratio unlocking on our GDB riders.

We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivative reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  Our variable annuity net derivatives results can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  We do not attempt to hedge the change in the NPR component of the liability.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post-NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spread adjusted for items, such as the security of policyholder liabilities relative to the security of insurance company debt.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2014	2013
Variable annuity hedge program assets (liabilities)	$1,722	$1,039	$502	$335	$(49)

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$50	$694	$1,043	$1,067	$1,345
NPR	(70)	(102)	(111)	(88)	(101)
Embedded derivative reserves	(20)	592	932	979	1,244
Insurance benefit reserves	(341)	(319)	(265)	(258)	(236)
Total variable annuity reserves – asset (liability)	$(361)	$273	$667	$721	$1,008

10-year CDS spread	1.25%	1.26%	1.15%	1.27%	1.46%
NPR factor related to 10-year CDS spread	0.20%	0.19%	0.08%	0.13%	0.15%

(1)	Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of December 31, 2014:

Hypothetical
Effect
NPR factor:
Down 20 basis points to zero	$(140)
Up 20 basis points	80

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

See “Critical Accounting Policies and Estimates – Derivatives – GLB” above for additional information about our guaranteed benefits.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Investments
AFS securities:
Fixed maturity	$86,240	$80,078	83.7%	84.0%
VIEs' fixed maturity	598	697	0.6%	0.7%
Total fixed maturity	86,838	80,775	84.3%	84.7%
Equity	231	201	0.2%	0.2%
Trading securities	2,065	2,282	2.0%	2.4%
Mortgage loans on real estate	7,574	7,210	7.4%	7.6%
Real estate	20	47	0.0%	0.0%
Policy loans	2,670	2,677	2.6%	2.8%
Derivative investments	1,860	881	1.8%	0.9%
Alternative investments	1,109	1,002	1.1%	1.1%
Other investments	600	216	0.6%	0.3%
Total investments	$102,967	$95,291	100.0%	100.0%

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

Fixed Maturity and Equity Securities Portfolios

Fixed maturity and equity securities consist of portfolios classified as AFS and trading.  Mortgage-backed and private securities are included in both of the AFS and trading portfolios.

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

	As of December 31, 2014
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,653	$1,031	$45	$10,639	12.2%
Basic industry	4,953	323	87	5,189	6.0%
Capital goods	4,675	458	7	5,126	5.9%
Communications	3,982	450	15	4,417	5.1%
Consumer cyclical	4,703	420	53	5,070	5.8%
Consumer non-cyclical	10,431	1,123	28	11,526	13.3%
Energy (1)	9,265	712	171	9,806	11.2%
Technology	2,936	189	18	3,107	3.6%
Transportation	1,973	187	3	2,157	2.5%
Industrial other	692	62	-	754	0.9%
Utilities (1)	11,262	1,443	15	12,690	14.6%
Government related entities	2,628	316	9	2,935	3.4%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,317	135	-	1,452	1.7%
Non-agency backed	1,291	44	19	1,316	1.5%
Mortgage pass through securities ("MPTS"):
Agency backed	1,371	89	2	1,458	1.7%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	24	1	-	25	0.0%
Non-agency backed	530	26	11	545	0.6%
ABS:
Collateralized loan obligations ("CLOs")	358	-	2	356	0.4%
Commercial real estate ("CRE") CDOs	17	2	-	19	0.0%
Credit card	677	36	-	713	0.8%
Equipment receivables	64	1	1	64	0.1%
Home equity	655	39	42	652	0.8%
Manufactured housing	54	3	-	57	0.1%
Stranded utility costs	47	2	-	49	0.1%
Other	177	16	-	193	0.2%
Municipals:
Taxable	3,620	865	4	4,481	5.2%
Tax-exempt	103	9	-	112	0.1%
Government:
United States	379	56	-	435	0.5%
Foreign	473	68	-	541	0.6%
Hybrid and redeemable preferred securities	886	108	40	954	1.1%
Total fixed maturity AFS securities	79,196	8,214	572	86,838	100.0%
Equity AFS Securities	216	16	1	231
Total AFS securities	79,412	8,230	573	87,069
Trading Securities (2)	1,764	311	10	2,065
Total AFS and trading securities	$81,176	$8,541	$583	$89,134

	As of December 31, 2013
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,542	$695	$112	$10,125	12.5%
Basic industry	4,771	216	141	4,846	6.0%
Capital goods	4,720	283	73	4,930	6.1%
Communications	3,933	291	79	4,145	5.1%
Consumer cyclical	4,401	271	121	4,551	5.6%
Consumer non-cyclical	9,938	719	145	10,512	13.0%
Energy (1)	9,195	708	164	9,739	12.1%
Technology	2,634	117	72	2,679	3.3%
Transportation	1,925	107	12	2,020	2.5%
Industrial other	938	57	10	985	1.2%
Utilities (1)	10,305	680	207	10,778	13.3%
Government related entities	2,289	168	31	2,426	3.0%
CMOs:
Agency backed	1,671	151	-	1,822	2.3%
Non-agency backed	988	36	27	997	1.2%
MPTS:
Agency backed	1,475	69	14	1,530	1.9%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	713	36	21	728	0.9%
ABS:
CLOs	209	-	4	205	0.3%
CRE CDOs	23	-	3	20	0.0%
Credit card	672	24	-	696	0.9%
Equipment receivables	66	1	1	66	0.1%
Home equity	690	25	74	641	0.8%
Manufactured housing	59	5	-	64	0.1%
Stranded utility costs	74	6	-	80	0.1%
Other	238	14	5	247	0.3%
Municipals:
Taxable	3,587	308	25	3,870	4.8%
Tax-exempt	51	-	2	49	0.1%
Government:
United States	455	28	14	469	0.6%
Foreign	505	45	1	549	0.7%
Hybrid and redeemable preferred securities	967	89	51	1,005	1.2%
Total fixed maturity AFS securities	77,035	5,149	1,409	80,775	100.0%
Equity AFS Securities	182	19	-	201
Total AFS securities	77,217	5,168	1,409	80,976
Trading Securities (2)	2,027	270	15	2,282
Total AFS and trading securities	$79,244	$5,438	$1,424	$83,258

(1)

In June 2014, the Barclays Global Sector Classification Scheme reclassified bonds from utilities to the energy industry.  Reflected above is the reclassification of amortized cost and fair value of $2.5 billion and $2.7 billion, respectively, in 2014 and $2.7 billion and $2.9 billion, respectively, in 2013.

(2)

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2014			As of December 31, 2013
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$43,285	$48,753	56.2%	$41,483	$44,129	54.6%
2	Baa	31,987	34,229	39.4%	31,897	33,060	41.0%
Total investment grade securities		75,272	82,982	95.6%	73,380	77,189	95.6%

Below Investment Grade Securities
3	Ba	2,858	2,884	3.3%	2,603	2,627	3.3%
4	B	821	766	0.9%	701	668	0.8%
5	Caa and lower	224	189	0.2%	314	262	0.3%
6	In or near default	21	17	0.0%	37	29	0.0%
Total below investment grade securities		3,924	3,856	4.4%	3,655	3,586	4.4%
Total fixed maturity AFS securities		$79,196	$86,838	100.0%	$77,035	$80,775	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.0%	4.4%		4.7%	4.4%

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

Comparisons between the NAIC ratings and rating agency designations are published by the NAIC.  The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements.  The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds.  NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa or higher by Moody’s, or rated BBB- or higher by S&P and Fitch) by such ratings organizations.  However, securities rated NAIC 1 and 2 could be deemed below investment grade by the rating agencies as a result of the current RBC rules for residential mortgage-backed securities (“RMBS”) and CMBS for statutory reporting.  NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

As of December 31, 2014 and 2013, 86.9% and 92.9%, respectively, of the total publicly traded and private securities in an unrealized loss position were investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of December 31, 2014, decreased $836 million.  As more fully described in Note 1, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2014, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of December 31, 2014, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$140	$11	3 to 38	15	7.4%	7.0%
Hybrid and redeemable preferred securities	207	40	1 to 53	22	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $106.9 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $89.9 billion as of December 31, 2014.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $75.3 billion, excluding consolidated VIEs in the amount of $598 million, as of December 31, 2014, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2014 and 2013, the estimated fair value for all private placement securities was $14.4 billion and $13.3 billion, respectively, representing 14% of total invested assets.

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

Mortgage-Backed Securities (Included in AFS and Trading Securities)

Our fixed maturity securities include mortgage-backed securities (“MBS”).  These securities are subject to risks associated with variable prepayments.  This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase.  Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss.  Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain.  In addition, we may incur reinvestment risks if market yields are lower than the book yields earned on the securities.  Prepayments occurring slower than expected have the opposite effect.  The degree to which a security is susceptible to either gains or losses is influenced by: the difference between its amortized cost and par; the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment; and the repayment priority of the securities in the overall securitization structure.

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities with improving collateral performance, and by primarily investing in securities that are current pay and senior priority in their trust structure.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises,  supported in the securitization structure by junior securities, or purchased at discounted prices significantly lower than their expected recovery value, enabling the assets to achieve high investment grade status.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and as long as the unemployment rate remains stable to improving, we expect these trends to continue.  We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss.  Our ABS home equity and RMBS had a market value of $5.0 billion and an unrealized gain of $253 million, or 5%, as of December 31, 2014.

The market value of AFS securities and trading securities backed by subprime loans was $495 million and represented approximately 0.5% of our total investment portfolio as of December 31, 2014.  AFS securities represented $484 million, or 98%, and trading securities represented $11 million, or 2%, of the subprime exposure as of December 31, 2014.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2014:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,910	$2,688	$510	$489	$424	$418	$382	$384	$4,226	$3,979
ABS home equity	3	3	-	-	196	199	453	453	652	655
Total by type (2)(3)	$2,913	$2,691	$510	$489	$620	$617	$835	$837	$4,878	$4,634

Rating
AAA	$2,874	$2,654	$1	$1	$-	$-	$17	$17	$2,892	$2,672
AA	30	29	-	-	-	-	12	12	42	41
A	9	8	6	6	18	17	48	48	81	79
BBB	-	-	40	39	35	33	40	40	115	112
BB and below	-	-	463	443	567	567	718	720	1,748	1,730
Total by rating (2)(3)(4)	$2,913	$2,691	$510	$489	$620	$617	$835	$837	$4,878	$4,634

Origination Year
2004 and prior	$470	$430	$75	$73	$155	$155	$159	$162	$859	$820
2005	418	378	96	96	189	184	281	279	984	937
2006	76	67	122	113	197	200	249	251	644	631
2007	391	352	217	207	79	78	143	143	830	780
2008	67	61	-	-	-	-	-	-	67	61
2009	472	434	-	-	-	-	3	2	475	436
2010	479	446	-	-	-	-	-	-	479	446
2011	228	217	-	-	-	-	-	-	228	217
2012	84	85	-	-	-	-	-	-	84	85
2013	190	185	-	-	-	-	-	-	190	185
2014	38	36	-	-	-	-	-	-	38	36
Total by origination
year (2)(3)	$2,913	$2,691	$510	$489	$620	$617	$835	$837	$4,878	$4,634

Total AFS RMBS as a
percentage of total
AFS securities									5.6%	5.8%

Total prime
Alt-A and
subprime/option ARM
as a percentage of
total AFS securities									2.3%	2.4%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $351 million and $353 million, respectively.
(2)

Does not include the fair value of trading securities totaling $152 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $152 million in trading securities consisted of $134 million prime, $7 million Alt-A and $11 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $143 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $143 million in trading securities consisted of $125 million prime, $7 million Alt-A and $11 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2014:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$555	$542	$15	$12	$-	$-	$570	$554
CRE CDOs	-	-	-	-	19	17	19	17
Total by type (1)(2)	$555	$542	$15	$12	$19	$17	$589	$571

Rating
AAA	$326	$316	$-	$-	$-	$-	$326	$316
AA	34	33	-	-	-	-	34	33
A	108	101	15	12	-	-	123	113
BBB	33	32	-	-	5	5	38	37
BB and below	54	60	-	-	14	12	68	72
Total by rating (1)(2)(3)	$555	$542	$15	$12	$19	$17	$589	$571

Origination Year
2004 and prior	$34	$33	$-	$-	$-	$-	$34	$33
2005	186	189	15	12	5	5	206	206
2006	101	97	-	-	14	12	115	109
2007	51	45	-	-	-	-	51	45
2010	59	54	-	-	-	-	59	54
2012	7	7					7	7
2013	117	117	-	-	-	-	117	117
Total by origination
year (1)(2)	$555	$542	$15	$12	$19	$17	$589	$571

Total AFS securities backed
by pools of commercial
mortgages as a percentage
of total AFS securities							0.7%	0.7%

(1)

Does not include the fair value of trading securities totaling $4 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $4 million in trading securities consisted of CMBS.

(2)

Does not include the amortized cost of trading securities totaling $4 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $4 million in trading securities consisted of CMBS.

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

As of December 31, 2014, the amortized cost and fair value of our AFS exposure to Monoline insurers was $495 million and $542 million, respectively.

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

The composition by industry categories of all securities in unrealized loss position (in millions) as of December 31, 2014, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Metals and mining	$692	6.3%	$769	6.7%	$77	13.4%
Oil field services	899	8.2%	974	8.4%	75	13.1%
Banking	557	5.1%	620	5.4%	63	11.0%
Independent	1,003	9.1%	1,062	9.2%	59	10.3%
Home equity	371	3.4%	413	3.6%	42	7.3%
Retailers	190	1.7%	214	1.8%	24	4.2%
CMO	672	6.0%	692	6.0%	20	3.5%
Technology	624	5.7%	643	5.6%	19	3.3%
Integrated	414	3.8%	432	3.7%	18	3.2%
Property and casualty	107	1.0%	122	1.1%	15	2.6%
Midstream	402	3.7%	417	3.6%	15	2.6%
Consumer cyclical services	227	2.1%	240	2.1%	13	2.3%
CMBS	140	1.3%	151	1.3%	11	1.9%
Food and beverage	302	2.8%	312	2.7%	10	1.8%
Industries with unrealized losses
less than $10 million	4,362	39.8%	4,474	38.8%	112	19.5%
Total by industry	$10,962	100.0%	$11,535	100.0%	$573	100.0%

Total by industry as a percentage
of total AFS securities	12.6%		14.5%		100.0%

As of December 31, 2014, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $217 million and $283 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2014		As of December 31, 2013
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$7,566	99.9%	$7,202	99.9%
Delinquent and/or in foreclosure (1)	8	0.1%	8	0.1%
Total mortgage loans on real estate	$7,574	100.0%	$7,210	100.0%

(1)	As of December 31, 2014 and 2013, there were two and three mortgage loans on real estate that were delinquent and in foreclosure, respectively.

	As of December 31,
	2014	2013
By Segment
Annuities	$1,603	$1,451
Retirement Plan Services	1,657	1,434
Life Insurance	3,742	3,731
Group Protection	266	278
Other Operations	306	316
Total mortgage loans on real estate	$7,574	$7,210

	As of December 31, 2014			As of December 31, 2014
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$1,986	26.2%	CA	$1,774	23.4%
Apartment	1,976	26.1%	TX	674	8.9%
Industrial	1,651	21.8%	NY	430	5.7%
Retail	1,560	20.6%	MD	417	5.5%
Mixed use	221	2.9%	NC	364	4.8%
Other commercial	142	1.9%	GA	350	4.6%
Hotel/motel	38	0.5%	VA	325	4.3%
Total	$7,574	100.0%	OH	298	4.0%
Geographic Region			WA	260	3.4%
Pacific	$2,198	29.0%	FL	247	3.3%
South Atlantic	1,802	23.8%	PA	231	3.0%
East North Central	801	10.6%	TN	221	2.9%
Middle Atlantic	723	9.5%	AZ	219	2.9%
West South Central	683	9.0%	MN	215	2.8%
Mountain	575	7.6%	WI	176	2.3%
East South Central	376	5.0%	IN	174	2.3%
West North Central	334	4.4%	NV	165	2.2%
New England	82	1.1%	OR	164	2.2%
Total	$7,574	100.0%	Other states under 2%	870	11.5%
			Total	$7,574	100.0%

	As of December 31, 2014			As of December 31, 2014
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$837	11.1%	2015	$265	3.5%
2005	517	6.8%	2016	392	5.2%
2006	469	6.2%	2017	620	8.2%
2007	725	9.6%	2018	701	9.3%
2008	681	9.0%	2019	292	3.9%
2009	105	1.4%	2020 and thereafter	5,303	69.9%
2010	254	3.3%	Total	$7,573	100.0%
2011	746	9.9%
2012	854	11.3%
2013	1,078	14.2%
2014	1,307	17.2%
Total	$7,573	100.0%

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

As of December 31, 2014 and 2013, there were three impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate.  The carrying value of the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2014 and 2013, was $8 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2014 and 2013, was $6 million and $5 million, respectively.  See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Annuities	$25	$16	$25	56%	-36%
Retirement Plan Services	11	8	13	38%	-38%
Life Insurance	83	54	78	54%	-31%
Group Protection	10	7	7	43%	0%
Other Operations	1	1	2	0%	-50%
Total (1)	$130	$86	$125	51%	-31%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2014 and 2013, alternative investments included investments in 156 and 121 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2014 and 2013, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $8 million and $9 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Fixed maturity AFS securities	$4,041	$3,976	$3,910	2%	2%
Equity AFS securities	9	6	6	50%	0%
Trading securities	125	137	147	-9%	-7%
Mortgage loans on real estate	378	388	397	-3%	-2%
Real estate	7	13	16	-46%	-19%
Policy loans	155	155	163	0%	-5%
Invested cash	2	3	4	-33%	-25%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	138	117	48	18%	144%
Alternative investments (2)	130	86	125	51%	-31%
Consent fees	2	4	4	-50%	0%
Other investments	(11)	(9)	(19)	-22%	53%
Investment income	4,976	4,876	4,801	2%	2%
Investment expense	(117)	(122)	(103)	4%	-18%
Net investment income	$4,859	$4,754	$4,698	2%	1%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2014	2013	2012	2014	2013
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.98%	5.10%	5.30%	(12)	(20)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.15%	0.13%	0.06%	2	7
Alternative investments	0.14%	0.10%	0.15%	4	(5)
Net investment income yield on invested assets	5.27%	5.33%	5.51%	(6)	(18)

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Average invested assets at amortized cost	$92,215	$89,251	$85,285	3%	5%

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

The increase in prepayment and make-whole premiums when comparing 2014 to 2013 was attributable primarily to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Fixed maturity AFS securities:
Gross gains	$29	$21	$16	38%	31%
Gross losses	(23)	(94)	(202)	76%	53%
Equity AFS securities:
Gross gains	5	8	1	-38%	NM
Gross losses	-	(2)	(9)	100%	78%
Gain (loss) on other investments	3	(3)	2	200%	NM
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(32)	(28)	2	-14%	NM
Total realized gain (loss) related to
certain investments, pre-tax	$(18)	$(98)	$(190)	82%	48%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2014 and 2013, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(1)	$(16)	$(27)	94%	41%
ABS	(10)	(20)	(40)	50%	50%
RMBS	(8)	(31)	(53)	74%	42%
CMBS	(1)	(15)	(55)	93%	73%
Total fixed maturity securities	(20)	(82)	(175)	76%	53%
Equity securities	-	(1)	(8)	100%	88%
Gross OTTI recognized in net	(20)	(83)	(183)	76%	55%
income (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	4	13	30	-69%	-57%
Net OTTI recognized in net income	$(16)	$(70)	$(153)	77%	54%
(loss), pre-tax

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$12	$11	$121	9%	-91%
Change in DAC, VOBA, DSI and DFEL	(2)	(1)	(15)	-100%	93%
Net portion of OTTI recognized in OCI,
pre-tax	$10	$10	$106	0%	-91%

The decrease in write-downs for OTTI when comparing 2014 to 2013 was primarily attributable to declines in write-downs on structured holdings.  The improvements of the write-downs for OTTI on our RMBS and CMBS holdings were primarily attributable to a continued recovery in both residential and commercial real estate markets in 2014.

The $32 million of impairments taken during 2014 were split between $20 million of credit-related impairments and $12 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of weakness within select residential and commercial real estate securities.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REINSURANCE

Our insurance companies cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital management.  We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC, net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.  We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These inter-company agreements do not have an effect on our consolidated financial statements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $5.7 billion and $6.0 billion as of December 31, 2014 and 2013, respectively.  We focus on obtaining reinsurance from a diverse group of reinsurers.  We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our largest reinsurers at least annually.  We have established standards and criteria for our use and selection of reinsurers.  In order for a new reinsurer to participate in our current program, we require the reinsurer to have an A.M. Best rating of A+ or greater or a S&P rating of AA- or better.  If the reinsurer does not have these ratings, we generally require them to post collateral as described below; however, we may initially waive the collateral requirements based on the facts and circumstances.  In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk.  Typically, in such cases, the reinsurer must either maintain minimum specified ratings and RBC ratios or establish the specified quality and quantity of collateral.  Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements.

Reinsurers, including affiliated reinsurers, that are not licensed, accredited or authorized in the state of domicile of the reinsured (“ceding company”), i.e., unauthorized reinsurers, are required to post statutorily prescribed forms of collateral for the ceding company to receive reinsurance credit.  The three primary forms of collateral are:  (i) qualifying assets held in a reserve credit trust; (ii) irrevocable, unconditional, evergreen LOCs issued by a qualified U.S. financial institution; and (iii) assets held by the ceding company in a segregated funds withheld account.  Collateral must be maintained in accordance with the rules of the ceding company’s state of domicile and must be readily accessible by the ceding company to cover claims under the reinsurance agreement.  Accordingly, our insurance subsidiaries require unauthorized reinsurers to post acceptable forms of collateral to support their reinsurance obligations to us.

As of December 31, 2014, approximately 76%, or $4.3 billion, of our total reinsurance recoverable was secured by collateral for our benefit.  Of this amount, $3.5 billion was held by reinsurers for our benefit in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $764 million was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets and $50 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

Swiss Re represents our largest reinsurance exposure.  In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements.  Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.5 billion and $2.6 billion as of December 31, 2014 and 2013, respectively.  Swiss Re has funded a trust with a balance of $2.6 billion as of December 31, 2014, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liability for funds withheld mentioned above related to the business sold to Swiss Re.  In addition, our liability for embedded derivatives as of December 31, 2014, included $128 million that is associated with the business sold to Swiss Re.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2014, the reserves associated with these reinsurance arrangements totaled $676 million.

We monitor all of our existing reinsurers’ financial strength ratings on a monthly basis.  We also monitor our reinsurers’ financial health, trends and commitment to the reinsurance business, statutory surplus, RBC levels, statutory earnings and fluctuations, current claims payment aging and our reinsurers’ own reinsurers.  In addition, we present at least annually information regarding our reinsurance exposures to the Finance Committee of our Board of Directors.  For more discussion of our counterparty risk with our reinsurers, see “Part I – Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

See Note 9 and “Results of Life Insurance – Income (Loss) from Operations – Additional Information” for further information regarding reinsurance transactions.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $2.5 billion, $799 million and $1.3 billion in 2014, 2013 and 2012, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).  During 2014, our payables for collateral on derivative investments increased by $1.0 billion due primarily to falling interest rates that increased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have multiple liquidity sources to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Dividends from Subsidiaries
LNL	$705	$640	$605	10%	6%
First Penn-Pacific	80	85	30	-6%	183%
Lincoln Reinsurance Company of Bermuda, Limited	6	-	-	NM	NM

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	126	125	147	1%	-15%
	$917	$850	$782	8%	9%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on) stock options
exercises and restricted stock	$29	$32	$(5)	-9%	NM

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

We expect our domestic insurance subsidiaries could pay dividends of approximately $1.3 billion in 2015 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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

Like other life insurers, we utilize inter-company reinsurance arrangements with captives primarily to manage risk and statutory capital.  Captive reinsurers are typically special purpose vehicles that either by statute or by restriction in their licensing orders are limited to reinsuring business from insurance affiliates.  Specifically, captives help us mitigate the capital impact of XXX and AG38 reserving guidelines.  XXX and AG38 require insurers to use reserving assumptions that result in statutory reserves greater than what we expect to need to adequately support term life insurance policies and UL policies with secondary guarantees.  The captive reinsurance structures we use provide a mechanism for the financing of a portion of the excess reserve amounts in a more efficient manner.  This, in turn, frees up capital that the insurance subsidiaries can use for any number of purposes, including for paying dividends to the holding company.  Once transferred to the holding company, it can deploy this capital for a variety of corporate purposes, including potentially for stock repurchases.

Currently, insurance companies are using a wide variety of captive reinsurance structures to support their respective businesses.  The NAIC through its various committees, task forces and working groups has been studying the use of captives and special purpose vehicles to transfer insurance risk and has been evaluating the adequacy of existing NAIC model laws and regulations applicable to captives.  Recently, the NAIC adopted AG48 regulating the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We believe that we will be able to implement these arrangements in compliance with the new requirements.

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

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and depository shares.

Details underlying debt and financing activities (in millions) for the year ended December 31, 2014, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$501	$-	$(500)	$-	$249	$250

Long-Term Debt
Senior notes	$3,609	$-	$-	$199	$(250)	$3,558
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of Indianapolis
advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	1	1,212
Total long-term debt	$5,320	$-	$-	$199	$(249)	$5,270

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	As of December 31, 2014, consisted of a $250 million 4.30% fixed-rate senior note maturing on June 15, 2015.

During the first quarter of 2014, we repaid a $300 million 4.75% fixed-rate senior note that matured on January 30, 2014, and a $200 million 4.75% fixed-rate senior note that matured on February 15, 2014.  Although the specific resources or combination of resources that we will use to meet the June 2015 maturity mentioned above will depend upon, among other things, capital market conditions, we expect to refinance the maturity.  As of December 31, 2014, the holding company had available liquidity of $554 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of December 31, 2014.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

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

As of February 18, 2015, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa1	A-
(7th of 22)	(8th of 21)	(8th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1 to D

As of February 18, 2015, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit were as follows:

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

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2015, and June 30, 2015.  For more information, see “Part I – Item 1A. Risk Factors – Covenants and Ratings – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.”

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of December 31, 2014, the holding company had a net outstanding payable of $16 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of December 31, 2014.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of December 31, 2014, our insurance subsidiaries had investments with a carrying value of $2.7 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Common dividends to stockholders	$168	$128	$90	31%	42%
Repurchase of common stock	650	450	492	44%	-9%
Total cash returned to stockholders	$818	$578	$582	42%	-1%

Number of shares repurchased	12.472	11.981	20.467	0%	-40%
Average price per share	$52.14	$37.58	$24.07	37%	58%

On October 29, 2014, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.16 to $0.20 per share.  Additionally, we expect to repurchase additional shares of common stock during 2015 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities” above.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2014	2013	2012	2014	2013
Debt service (interest paid)	$296	$289	$298	2%	-3%
Capital contribution to subsidiaries	5	75	-	-93%	NM
Total	$301	$364	$298	-17%	22%

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

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2014, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$17,936	$32,557	$27,083	$93,460	$171,036
Short-term debt (2)	250	-	-	-	250
Long-term debt (2)	-	250	937	3,836	5,023
Reserve financing and LOC expenses (3)	68	140	140	582	930
Payables for collateral on investments (4)	2,380	250	-	-	2,630
Operating leases (5)	44	74	44	19	181
Capital leases (5)	1	3	86	-	90
Football stadium naming rights (6)	7	15	15	24	61
Retirement and other plans (7)	129	222	217	523	1,091
Total	$20,815	$33,511	$28,522	$98,444	$181,292

(1)

Estimates are based on financial projections of over 40 years.  New business issued, changes to or variance from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially.  See Note 1 for details of what these liabilities include and represent.

(2)	Represents principal amounts of debt only. See Note 12 for additional information.
(3)	Estimates are based on the level of capacity we expect to utilize during the life of the LOCs and other reserve financing arrangements. See Note 12 for additional information.
(4)	Excludes collateral payable held for derivative investments. See Note 5 for additional information.
(5)	See Note 13 for additional information.
(6)	Includes a maximum annual increase related to the Consumer Price Index. See Note 13 for additional information.
(7)

Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2024 and known payments under deferred compensation arrangements.  See Note 17 for additional information.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans, discussed in “Defined Benefit Contributions” below.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $17 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2014, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$-	$2,850	$2,893	$5,743
Investment commitments	856	190	183	147	1,376
Media commitments (1)	19	6	-	-	25
Total	$875	$196	$3,033	$3,040	$7,144

(1)	Consists primarily of employment contracts, sports rights fees and rating service contracts.

Defined Benefit Contributions

We contributed $7 million, $6 million and $32 million in 2014, 2013 and 2012, respectively, to U.S. pension plans; $6 million, $6 million and $7 million in 2014, 2013 and 2012, respectively, to our U.K. pension plan; and $12 million, $13 million and $15 million in 2014, 2013 and 2012, respectively, to our postretirement plans that provide medical, dental and life insurance benefits.  Our U.S. defined benefit pension plans were frozen as of December 31, 2007, or earlier; and our non-U.S. defined benefit pension plan was frozen as of September 30, 2009.  For our frozen plans, there are no new participants and no future accruals of benefits from the date of the freeze.

Based on our calculations, we expect to be required to make a $2 million contribution related to administrative expenses to our qualified pension plans in 2015 under applicable pension law.  In addition, we analyze and review opportunities to make contributions in excess of those required under applicable pension law.  Such excess contributions will be made from time to time if, based on our analysis, we believe that the excess contributions serve the best interests of both the Company and of plan participants.

We expect to fund $12 million to our nonqualified U.S. defined benefit plans and $9 million to our postretirement benefit plans during 2015.  These amounts include anticipated benefit payments for nonqualified plans.

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

Interest Rate Risk

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our invested assets and interest credited to account values of our contract holders.  If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced.  We are seeing spread compression abate, as the difference between our new money yield and our fixed income portfolio yield has narrowed.  The combination of a probable range of interest rate changes over the next 12 months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges all work together to mitigate this risk.  The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates.

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap agreements notional amounts are shown by amount outstanding (dollars in millions) as of December 31, 2014:

								Estimated
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$2,352	$2,838	$3,434	$4,512	$6,161	$57,293	$76,590	$84,741
Average interest rate	5.3%	5.3%	5.1%	5.3%	5.5%	5.0%	5.1%
Variable interest rate securities	$63	$90	$201	$456	$477	$3,392	$4,679	$4,162
Average interest rate	6.9%	6.2%	6.6%	2.1%	3.4%	4.8%	4.5%
Mortgage loans on real estate	$265	$392	$620	$701	$292	$5,303	$7,573	$8,038
Average interest rate	5.7%	6.1%	6.3%	6.1%	5.8%	4.7%	5.1%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$1,578	$1,908	$2,453	$3,035	$3,593	$20,267	$32,834	$35,122
Average interest rate (1)	5.3%	4.9%	5.0%	5.0%	5.2%	4.6%	4.8%
Debt	$250	$-	$250	$450	$487	$3,836	$5,273	$5,960
Average interest rate	4.3%	0.0%	0.3%	3.9%	8.8%	6.0%	5.7%
Rate Sensitive Derivative
Financial Instruments
Interest rate and foreign
currency swaps:
Pay variable/receive fixed	$85	$-	$254	$-	$40	$12,757	$13,136	$1,240
Average pay rate	1.0%	0.0%	0.4%	0.0%	0.2%	0.4%	0.4%
Average receive rate	2.9%	0.0%	3.7%	0.0%	1.5%	3.3%	3.3%
Pay fixed/receive variable	$214	$418	$690	$529	$382	$3,727	$5,960	$(485)
Average pay rate	4.4%	2.9%	5.2%	2.8%	0.0%	4.3%	3.9%
Average receive rate	0.2%	0.2%	0.3%	0.2%	0.0%	1.2%	0.8%
Interest rate cap agreements:
Contractual notional	$-	$8,050	$8,625	$3,250	$8,250	$8,750	$36,925	$15
Average strike rate (2)	0.0%	7.8%	7.0%	6.8%	7.0%	7.0%	7.2%
Forward CMT curve (3)	0.0%	2.6%	2.8%	2.9%	3.0%	3.0%	2.9%
Interest rate futures:
2-year Treasury notes
contractual notional	$793	$-	$-	$-	$-	$-	$793	$-
5-year Treasury notes
contractual notional	92	-	-	-	-	-	92	-
10-year Treasury notes
contractual notional	209	-	-	-	-	-	209	-
Treasury bonds
contractual notional	555	-	-	-	-	-	555	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the 7-year and 10-year constant maturity swap.
(3)	The Constant Maturity Treasury (“CMT”) curve is the 7-year and 10-year CMT forward curve.

The following provides the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2013:

	Principal	Estimated
	Amount	Fair Value
Fixed interest rate securities	$74,904	$79,221
Variable interest rate securities	4,436	3,836
Mortgage loans on real estate	7,207	7,386
Investment type insurance contracts (1)	29,736	31,188
Debt	5,773	6,262
Interest rate and foreign currency swaps	17,559	(172)
Interest rate cap agreements	28,175	41
Interest rate futures	3,180	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2014:

	1%	1%
	Increase	Decrease
Annuities (1)	$(10)	$1
Retirement Plan Services	2	(12)
Life Insurance	(1)	(9)
Group Protection	1	(1)
Other Operations	2	(2)
Income (loss) from operations	$(6)	$(23)

(1)	Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

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

The following provides detail on the percentage differences between the December 31, 2014, interest rates being credited to contract holders based on the fourth quarter of 2014 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,575	$9,796	$31,666	$50,037	70.5%
Up to 0.50%	1,588	450	473	2,511	3.5%
0.51% to 1.00%	1,243	154	17	1,414	2.0%
1.01% to 1.50%	882	15	117	1,014	1.4%
1.51% to 2.00%	739	-	520	1,259	1.8%
2.01% to 2.50%	810	-	-	810	1.2%
2.51% to 3.00%	230	-	-	230	0.3%
3.01% or greater	67	-	-	67	0.1%
Occurring after the next twelve months (4)	5,602	-	-	5,602	7.9%
Total discretionary rate setting products	19,736	10,415	32,793	62,944	88.7%
Other contracts (5)	2,184	5,814	-	7,998	11.3%
Total account values	$21,920	$16,229	$32,793	$70,942	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	43.4%	94.1%	96.6%	79.5%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 46 basis points, 2 basis points and 4 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 110 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 29% are scheduled to reset in more than one year but not more than two years; 24% are scheduled to reset in more than two years but not more than three years; and 47% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 8 basis points in excess of average minimum guaranteed rates, and 82% of account values were already at their minimum guaranteed rates.

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

Interest Rate Risk on Fixed Insurance Businesses – Rising Rates

For both annuities and universal life insurance, a rapid rise in interest rates poses risks of deteriorating spreads and high surrenders.  The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from 1 to 10 years or more.  Accordingly, the earned rate on each portfolio lags behind changes in market yields.  As rates rise, the lag may be increased by slowing mortgage-backed securities prepayments.  The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates.  If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders.  If we credit more competitive renewal rates to limit surrenders, our spreads will narrow.  We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios.  Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by entering into interest rate cap corridor agreements.  With these instruments in place, the potential adverse effect of a rapid and sustained rise in rates is kept within our risk tolerances.

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

	As of December 31, 2014				As of December 31, 2013
			10% Fair	10% Fair
	Carrying	Estimated	Value	Value	Carrying	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Assets
Domestic equities	$221	$221	$22	$(22)	$187	$187
Foreign equities	10	10	1	(1)	14	14
Subtotal	231	231	23	(23)	201	201
Real estate	20	20	2	(2)	47	56
Other equity interests	1,174	1,174	118	(118)	1,083	1,083
Total	$1,425	$1,425	$143	$(143)	$1,331	$1,340

	As of December 31, 2014				As of December 31, 2013
			10% Fair	10% Fair
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Derivatives
Equity futures	$2,181	$-	$(189)	$189	$1,523	$-
Total return swaps	166	-	17	(17)	1,645	(41)
Put options	8,104	286	(85)	111	8,004	406
Call options (based on S&P 500)	6,910	376	102	(70)	6,255	393
Total	$17,361	$662	$(155)	$213	$17,427	$758

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2010 through 2014.  See Notes 6 and 19 for additional information on our SARs and the related call options used to hedge the expected increase in liabilities from SARs granted on our stock.

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

Effect of Equity Market Sensitivity

If the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) were to have instantaneously increased or decreased by 1% immediately after December 31, 2014, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $9 million.  For purposes of this sensitivity, we used the S&P 500 as a proxy for equity market performance.  This estimate excludes any effect related to sales, unlocking, persistency, hedge program performance or customer behavior caused by the equity market change.

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

Default Risk

Our portfolio of invested assets was $103.0 billion and $95.3 billion as of December 31, 2014 and 2013, respectively.  Of this total, $74.9 billion and $69.5 billion consisted of corporate bonds and $7.6 billion and $7.2 billion consisted of mortgage loans on real estate as of December 31, 2014 and 2013, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

	As of	As of
	December 31,	December 31,
	2014	2013
AA	$17	$(3)
A	19	62
BBB	5	10
Total	$41	$69

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

The following provides our principal or notional amount in U.S. dollar equivalents (in millions) as of December 31, 2014, by expected maturity for our foreign currency denominated investments and foreign currency swaps:

								Estimated
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Currencies
British pound	$-	$-	$13	$-	$-	$279	$292	$316
Interest rate	0.0%	0.0%	6.8%	0.0%	0.0%	3.8%	4.0%
Canadian dollar	$-	$9	$-	$-	$-	$-	$9	$9
Interest rate	0.0%	5.6%	0.0%	0.0%	0.0%	0.0%	5.6%
New Zealand dollar	$34	$-	$-	$-	$-	$-	$34	$35
Interest rate	4.4%	0.0%	0.0%	0.0%	0.0%	0.0%	4.4%
Euro	$-	$20	$23	$-	$22	$71	$136	$148
Interest rate	0.0%	4.8%	4.7%	0.0%	5.7%	4.1%	4.6%
Australian dollar	$-	$-	$-	$-	$30	$13	$43	$47
Interest rate	0.0%	0.0%	0.0%	0.0%	7.4%	6.3%	7.1%
Hong Kong dollar	$-	$-	$-	$-	$-	$50	$50	$55
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	4.5%	4.5%
Derivatives
Foreign currency swaps	$30	$30	$42	$-	$54	$486	$642	$24

The following provides our principal or notional amount in U.S. dollar equivalents as of December 31, 2013, of our foreign currency denominated investments and foreign currency swaps (in millions):

	Principal/
	Notional	Estimated
	Amount	Fair Value
Currencies
British pound	$307	$307
Canadian dollar	40	42
New Zealand dollar	35	34
Euro	176	188
Australian dollar	33	35
Hong Kong dollar	50	50
Total currencies	$641	$656
Derivatives
Foreign currency swaps	$615	$(14)

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

Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lincoln National Corporation

We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014  and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 26, 2015

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2014	2013
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2014 – $78,609; 2013 – $76,353)	$86,240	$80,078
Variable interest entities’ fixed maturity securities (amortized cost: 2014 – $587; 2013 – $682)	598	697
Equity securities (cost: 2014 – $216; 2013 – $182)	231	201
Trading securities	2,065	2,282
Mortgage loans on real estate	7,574	7,210
Real estate	20	47
Policy loans	2,670	2,677
Derivative investments	1,860	881
Other investments	1,709	1,218
Total investments	102,967	95,291
Cash and invested cash	3,919	2,364
Deferred acquisition costs and value of business acquired	8,207	8,886
Premiums and fees receivable	473	420
Accrued investment income	1,049	1,029
Reinsurance recoverables	5,730	6,041
Funds withheld reinsurance assets	649	776
Goodwill	2,273	2,273
Other assets	2,845	2,730
Separate account assets	125,265	117,135
Total assets	$253,377	$236,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$20,057	$17,251
Other contract holder funds	75,512	74,548
Short-term debt	250	501
Long-term debt	5,270	5,320
Reinsurance related embedded derivatives	150	108
Funds withheld reinsurance liabilities	764	867
Deferred gain on business sold through reinsurance	171	245
Payables for collateral on investments	4,409	3,238
Variable interest entities’ liabilities	13	27
Other liabilities	5,776	4,253
Separate account liabilities	125,265	117,135
Total liabilities	237,637	223,493

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 256,551,440 and 262,896,701 shares
issued and outstanding as of December 31, 2014 and 2013, respectively	6,622	6,876
Retained earnings	6,022	5,013
Accumulated other comprehensive income (loss)	3,096	1,563
Total stockholders’ equity	15,740	13,452
Total liabilities and stockholders’ equity	$253,377	$236,945

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Insurance premiums	$2,988	$2,687	$2,462
Fee income	4,673	4,069	3,736
Net investment income	4,859	4,754	4,698
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(26)	(80)	(259)
Portion of loss recognized in other comprehensive income	10	10	106
Net other-than-temporary impairment losses on securities recognized in earnings	(16)	(70)	(153)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	16	(65)	227
Total realized gain (loss)	-	(135)	74
Amortization of deferred gain on business sold through reinsurance	74	74	74
Other revenues	960	520	491
Total revenues	13,554	11,969	11,535
Expenses
Interest credited	2,532	2,510	2,470
Benefits	4,679	3,862	3,541
Commissions and other expenses	4,079	3,701	3,683
Interest and debt expense	267	265	273
Total expenses	11,557	10,338	9,967
Income (loss) from continuing operations before taxes	1,997	1,631	1,568
Federal income tax expense (benefit)	483	387	282
Income (loss) from continuing operations	1,514	1,244	1,286
Income (loss) from discontinued operations, net of federal income taxes	1	-	27
Net income (loss)	1,515	1,244	1,313
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	1,688	(2,457)	1,119
Unrealized other-than-temporary impairment on available-for-sale securities	20	29	2
Unrealized gain (loss) on derivative instruments	(117)	93	44
Foreign currency translation adjustment	2	(1)	(5)
Funded status of employee benefit plans	(60)	91	(32)
Total other comprehensive income (loss), net of tax	1,533	(2,245)	1,128
Comprehensive income (loss)	$3,048	$(1,001)	$2,441

Earnings (Loss) Per Common Share – Basic
Income (loss) from continuing operations	$5.81	$4.68	$4.58
Income (loss) from discontinued operations	-	-	0.10
Net income (loss)	$5.81	$4.68	$4.68

Earnings (Loss) Per Common Share – Diluted
Income (loss) from continuing operations	$5.67	$4.52	$4.47
Income (loss) from discontinued operations	-	-	0.09
Net income (loss)	$5.67	$4.52	$4.56

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	For the Years Ended December 31,
	2014	2013	2012

Common Stock
Balance as of beginning-of-year	$6,876	$7,121	$7,590
Stock compensation/issued for benefit plans	69	69	23
Retirement of common stock/cancellation of shares	(323)	(314)	(492)
Balance as of end-of-year	6,622	6,876	7,121

Retained Earnings
Balance as of beginning-of-year	5,013	4,044	2,831
Net income (loss)	1,515	1,244	1,313
Retirement of common stock	(327)	(136)	-
Common stock dividends declared (2014 – $0.68; 2013 – $0.52; 2012 – $0.36)	(179)	(139)	(100)
Balance as of end-of-year	6,022	5,013	4,044

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	1,563	3,808	2,680
Other comprehensive income (loss), net of tax	1,533	(2,245)	1,128
Balance as of end-of-year	3,096	1,563	3,808
Total stockholders’ equity as of end-of-year	$15,740	$13,452	$14,973

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$1,515	$1,244	$1,313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(517)	(529)	(219)
Trading securities purchases, sales and maturities, net	309	151	222
Change in premiums and fees receivable	(53)	(40)	28
Change in accrued investment income	(20)	(14)	(34)
Change in future contract benefits and other contract holder funds	524	(634)	(131)
Change in reinsurance related assets and liabilities	(9)	300	9
Change in federal income tax accruals	229	377	192
Realized (gain) loss	-	135	(74)
(Gain) loss on early extinguishment of debt	-	-	5
Amortization of deferred gain on business sold through reinsurance	(74)	(74)	(74)
(Gain) loss on disposal of discontinued operations	-	-	1
Proceeds from reinsurance recapture	422	-	-
Other	200	(117)	31
Net cash provided by (used in) operating activities	2,526	799	1,269

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(8,636)	(10,880)	(11,161)
Sales of available-for-sale securities	1,118	975	1,134
Maturities of available-for-sale securities	5,212	6,171	5,974
Purchases of other investments	(4,925)	(2,543)	(2,345)
Sales or maturities of other investments	4,489	2,610	2,276
Increase (decrease) in payables for collateral on investments	1,019	(943)	448
Other	(82)	(100)	(183)
Net cash provided by (used in) investing activities	(1,805)	(4,710)	(3,857)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(500)	-	(320)
Issuance of long-term debt, net of issuance costs	-	393	300
Proceeds from sales leaseback transaction	83	-	-
Deposits of fixed account values, including the fixed portion of variable	10,388	10,492	10,694
Withdrawals of fixed account values, including the fixed portion of variable	(5,840)	(5,296)	(5,691)
Transfers to and from separate accounts, net	(2,509)	(3,001)	(2,091)
Common stock issued for benefit plans and excess tax benefits	32	35	(1)
Repurchase of common stock	(650)	(450)	(492)
Dividends paid to common and preferred stockholders	(170)	(128)	(91)
Net cash provided by (used in) financing activities	834	2,045	2,308

Net increase (decrease) in cash and invested cash, including discontinued operations	1,555	(1,866)	(280)
Cash and invested cash, including discontinued operations, as of beginning-of-year	2,364	4,230	4,510
Cash and invested cash, including discontinued operations, as of end-of-year	$3,919	$2,364	$4,230

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 22 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL,  indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Those estimates are inherently subject to change and actual results could differ from those estimates.  Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are:  fair value of certain invested assets and derivatives, other-than-temporary impairment (“OTTI”) and asset valuation allowances, deferred acquisition costs (“DAC”),  value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill, future contract benefits, other contract holder funds including deferred front-end loads (“DFEL”), pension plans, stock-based incentive compensation, income taxes and the potential effects of resolving litigated matters.

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
•

Mortgage- and asset-backed securities (“ABS”) – We also utilize additional inputs, which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations and mortgage pass through securities backed by residential mortgages (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).

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

Payables for Collateral on Investments

When we enter into collateralized financing transactions on our investments, a liability is recorded equal to the cash or non-cash collateral received.  This liability is included within payables for collateral on investments on our Consolidated Balance Sheets.  Income and expenses associated with these transactions are recorded as investment income and investment expenses within net investment income on our Consolidated Statements of Comprehensive Income (Loss).  Changes in payables for collateral on investments are reflected within cash flows from investing activities on our Consolidated Statements of Cash Flows.

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

Our commercial loan portfolio is comprised of long-term loans secured by existing commercial real estate.  As such, it does not exhibit risk characteristics unique to mezzanine, construction, residential, agricultural, land or other types of real estate loans.  We believe all of the loans in our portfolio share three primary risks:  borrower creditworthiness; sustainability of the cash flow of the property; and market risk; therefore, our methods for monitoring and assessing credit risk are consistent for our entire portfolio.  Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement.  When we determine that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value.  The loan’s estimated value is based on:  the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the loan’s collateral.  Valuation allowances are maintained at a level we believe is adequate to absorb estimated probable credit losses of each specific loan.  Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Trends in market vacancy and rental rates are incorporated into the analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we review each loan individually in our commercial mortgage loan portfolio on an annual basis to identify emerging risks.  We focus on properties that experienced a reduction in debt-service coverage or that have significant exposure to tenants with deteriorating credit profiles.  Where warranted, we establish or increase loss reserves for a specific loan based upon this analysis.  Our process for determining past due or delinquency status begins when a payment date is missed, at which time the borrower is contacted.  After the grace period expiration that may last up to 10 days, we send a default notice.  The default notice generally provides a short time period to cure the default. Our policy is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent.  We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan.  We resume accruing interest once a loan complies with all of its original terms or restructured terms.  Mortgage loans deemed uncollectable are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance for losses.  All mortgage loans that are impaired have an established allowance for credit losses.  Changes in valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in net income during the period of change.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values.  For derivative instruments not designated as hedging instruments, but that are economic hedges, the gain or loss is recognized in net income.

We purchase and issue financial instruments and products that contain embedded derivative instruments.  When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes.  The embedded derivative is carried at fair value with changes in fair value recognized in net income during the period of change.

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

Acquisition costs for UL and VUL insurance and investment-type products, which include fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments.  Contract lives for UL and VUL policies are estimated to be 30 to 40 years based on the expected lives of the contracts.  Contract lives for fixed and variable deferred annuities are generally between 13 and 30 years, while some of our fixed multi-year guarantee products have amortization periods equal to the guarantee period.  The front-end load annuity product has an assumed life of 25 years.  Longer lives are assigned to those blocks that have demonstrated favorable lapse experience.

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

Other Assets and Other Liabilities

Other assets consist primarily of DSI, specifically identifiable intangible assets, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, certain reinsurance assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, debt issue costs, assets under capital leases and other prepaid expenses.  Other liabilities consist primarily of current and deferred taxes, pension and other employee benefit liabilities, derivative instrument liabilities, certain reinsurance payables, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, interest on borrowed funds, obligations under capital leases and other accrued expenses.

Other assets and other liabilities on our Consolidated Balance Sheets include guaranteed living benefit (“GLB”) features and remaining guaranteed interest and similar contracts that are carried at fair value, which may be reported in either other assets or other liabilities.  The fair value of these items represents approximate exit price including an estimate for our non-performance risk (“NPR”). Certain of these features have elements of both insurance benefits and embedded derivatives.    Through our hybrid accounting approach, for reserve calculation purposes we assign product cash flows to the embedded derivative or insurance portion of the reserves based on the life-contingent nature of the benefits. We classify these GLB reserves embedded derivatives in Level 3 within the hierarchy levels described above in “Fair Value Measurement.”  We report the insurance portion of the reserves in future contract benefits.

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

Property and equipment owned for company use is carried at cost less allowances for depreciation.  Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets, which include buildings, computer hardware and software and other property and equipment.  Certain assets on our Consolidated Balance Sheets are related to capital leases.  These assets under capital leases are depreciated in a manner consistent with our current depreciation policy for owned assets.  We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

The “market consistent scenarios” used in the determination of the fair value of the GLB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 46 million scenarios.  The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

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

The liabilities for future claim reserves for variable annuity products containing GDB features are calculated by estimating the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GDB payments plus interest on the liability.  The change in the liability for a period is the benefit ratio multiplied by the assessments recorded for the period less GDB claims paid in the period plus interest.  As experience or assumption changes result in a change in expected benefit payments or assessments, the benefit ratio is unlocked, that is, recalculated using the updated expected benefit payments and assessments over the life of the contract since inception.  The revised benefit ratio is then applied to the liability calculation described above, with the resulting change in liability reported in benefits on our Consolidated Statements of Comprehensive Income (Loss).

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends.  The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.  As of December 31, 2014 and 2013, participating policies comprised approximately 1% of the face amount of insurance in force, and dividend expenses were $64 million, $62 million and $71 million for the years ended December 31, 2014,  2013 and 2012, respectively.

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

Certain of our variable annuity contracts reported within future contract benefits contain GLB reserves embedded derivatives, a portion of which may be reported in either other assets or other liabilities, and include guaranteed interest and similar contracts, that are carried at fair value on our Consolidated Balance Sheets, which represents approximate exit price including an estimate for our NPR.  Certain of these features have elements of both insurance benefits and embedded derivatives.  Through our hybrid accounting approach, for reserve calculation purposes we assign product cash flows to the embedded derivative or insurance portion of the reserves based on the life-contingent nature of the benefits.  We classify these GLB reserves embedded derivatives items in Level 3 within the hierarchy levels described above in “Fair Value Measurement.”  We report the insurance portion of the reserves in future contract benefits.

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

Contingencies and Commitments

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

Other Revenues

Other revenues consists primarily of proceeds from reinsurance recaptures, fees attributable to broker-dealer services recorded as earned at the time of sale, changes in the market value of our seed capital investments and communications sales recognized as earned, net of agency and representative commissions.

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2012 through 2014 ranged from 1% to 10%.

Benefits

Benefits for UL and other interest-sensitive life insurance products include benefit claims incurred during the period in excess of contract account balances.  Benefits also include the change in reserves for life insurance products with secondary guarantee benefits, annuity products with guaranteed death and living benefits and certain annuities with life contingencies.  For traditional life, group health and disability income products, benefits are recognized when incurred in a manner consistent with the related premium recognition policies.

Pension and Other Postretirement Benefit Plans

Pursuant to the accounting rules for our obligations to employees and agents under our various pension and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses.  The mortality assumption is based on actual and anticipated plan experience, determined using acceptable actuarial methods.  We use assumptions for the weighted-average discount rate and expected return on plan assets to estimate pension expense.  The discount rate assumptions are determined using an analysis of current market information and the projected benefit flows associated with these plans.  The expected long-term rate of return on plan assets is based on historical and projected future rates of return on the funds invested in the plan.  The calculation of our accumulated postretirement benefit obligation also uses an assumption of weighted-average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate.

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

Interest and Debt Expense

Interest expense on our short-term and long-term debt is recognized as due and any associated premiums, discounts and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method.  In addition, gains or losses related to certain derivative instruments associated with debt are recognized in interest and debt expense during the period of the change.

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

Discontinued Operations

As of October 1, 2014, the results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in income (loss) from discontinued operations, net of federal income taxes, if the disposal represents a strategic shift that has, or will have, a major effect on our consolidated financial condition and results of operations.  See Note 2 for more information regarding the change to our discontinued operations policy.  Prior to October 1, 2014, the results of operations of a component of the Company that either was disposed of or was classified as held-for-sale was reported in income (loss) from discontinued operations, net of federal income taxes, for all periods presented if the operations and cash flows of the component were or would be eliminated from our ongoing operations as a result of the disposal transaction and we did not have any significant continuing involvement in the operations.

Foreign Currency Translation

The balance sheet accounts and income statement items of foreign subsidiaries, reported in functional currencies other than the U.S. dollar are translated at the current and average exchange rates for the year, respectively.  Resulting translation adjustments and other translation adjustments for foreign currency transactions that affect cash flows are reported in AOCI, a component of stockholders’ equity.

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

2.    New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standard Updates (“ASUs”) issued by the FASB and the impact of the adoption on our financial statements:

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2011-06, Fees Paid to the Federal Government by Health Insurer

This standard addresses the recognition and classification of fees mandated by the Patient Protection and Affordable Care Act.  The annual fee is imposed on health insurers for each calendar year beginning on or after January 1, 2014, and is payable no later than September 30 of the applicable year.  If a fee payment is required, the insurer is required to record the liability in full with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation over the applicable year.  The ASU indicates that the annual fee does not meet the definition of an acquisition cost.

		January 1, 2014	The amendments in this ASU did not have a material effect on our consolidated financial condition and results of operations.
ASU 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (Topic 946, Investment Companies)

This standard provides comprehensive accounting guidance for assessing whether an entity is an investment company through the use of a new two-tiered approach; considering the entity’s purpose and design to determine whether the entity is an investment company.  Upon adoption, all entities must be re-evaluated against the new investment company criteria to determine if investment company classification is permitted.

		January 1, 2014	The adoption of this ASU did not have an effect on our consolidated financial condition and results of operations.
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

This standard requires an entity to present unrecognized tax benefits as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The standard defines specific exceptions when the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets.

		January 1, 2014	The adoption of this ASU did not have an effect on the deferred tax asset or liability classification on our balance sheet and did not result in any additional disclosures to our financial statements.
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

This standard changes the requirements for reporting discontinued operations.  The disposal of a component of an entity must be reported as a discontinued operation if the disposal represents a strategic shift that has a major effect on an entity’s operations and financial results.  The amendments also require entities to provide new disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.  Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance.

		Early adopted as of October 1, 2014	We applied the guidance in this standard to the sale of Lincoln Financial Media (“LFM”) in the fourth quarter of 2014. For more information regarding the sale of LFM, see Note 3.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new accounting standards that may have an impact on our financial statements when adopted:

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects

Under current GAAP, the use of the effective yield method for investments in qualified affordable housing projects is limited, and may result in certain investments being accounted for under a method of accounting that may not fairly represent the economics of the investment.  This standard permits an entity to make an accounting policy election to use the proportional amortization method of accounting if certain conditions are met.  The amendments are to be applied retrospectively for interim and annual reporting periods.

		January 1, 2015	We are currently evaluating the impact of adopting this standard, and do not expect the adoption to have a material effect on our consolidated financial condition and results of operations.
ASU 2014-09, Revenue from Contracts with Customers

This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods and services.  The amendments define a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation.  Retrospective application is required, and early adoption is not permitted.

January 1, 2017

We will adopt the accounting guidance in this standard for non-insurance related products and services, and are currently evaluating the impact of adoption on our consolidated financial condition and results of operations.

ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures

This standard eliminates a distinction in current GAAP related to certain repurchase agreements, and amends current GAAP to require repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings; consistent with the accounting for other repurchase agreements.  The standard also includes new disclosure requirements related to transfers accounted for as sales that are economically similar to repurchase agreements.  The new disclosures are not required for comparative periods before the effective date.

January 1, 2015

We are currently evaluating the impact of adopting this standard on our consolidated financial condition and results of operations and will provide the required disclosures, as necessary, in our first quarter 2015 consolidated financial statements.

ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

This standard clarifies that when considering the nature of the host contract in a hybrid financial instrument issued in the form of a share; an entity must consider all of the stated and implied substantive terms of the hybrid instrument, including the embedded derivative feature that is being considered for separate accounting from the host contract.  Early adoption of this standard is permitted and application is under a modified retrospective basis to existing hybrid financial instruments that are within the scope of the standard.

		January 1, 2016	We are currently evaluating the impact of adopting this standard on our consolidated financial condition and results of operations.
ASU 2015-02, Amendments to the Consolidation Analysis

This standard is intended to improve consolidation accounting guidance related to limited partnerships, limited liability corporations and securitization structures.  The new standard includes changes to existing consolidation models that will eliminate the presumption that a general partner should consolidate a limited partnership, clarify when fees paid to a decision maker should be a factor in the VIE consolidation evaluation and reduce the VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds.  Early adoption is permitted including adoption in an interim period.

		January 1, 2016	We are currently evaluating the impact of adopting this standard on our consolidated financial condition and results of operations.

3.  Dispositions

LFM

On December 7, 2014, we entered into a stock purchase agreement with Entercom Communications Corp. (“Entercom Parent”) and Entercom Radio, LLC (“Entercom”), pursuant to which we agreed to sell LFM to Entercom for $105 million consisting of cash and perpetual cumulative convertible preferred stock of Entercom Parent.  The transaction is subject to FCC, Hart-Scott-Rodino (“H-S-R”) and other customary regulatory approvals and closing conditions.    As a result of a request for additional information under the H-S-R Act, closing may be delayed beyond the second quarter of 2015.

As of December 31, 2014, we adjusted the carrying amount of the assets and liabilities of LFM that will be sold to fair value less cost to sell and have reclassified such amounts as held-for-sale within other assets and other liabilities on our Consolidated Balance Sheets.  Accordingly, we recognized a loss of $28 million, after-tax, during the fourth quarter of 2014 reflected within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss).

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

We reclassified the results of operations of Delaware into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Comprehensive Income (Loss), and selected amounts (in millions) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Disposal
Gain (loss) on disposal, before federal income taxes	$1	$-	$(1)
Federal income tax expense (benefit)	-	-	(28)
Gain (loss) on disposal	1	-	27
Income (loss) from discontinued operations	$1	$-	$27

The income from discontinued operations for the year ended December 31, 2012, related to the release of reserves associated with prior tax years that were closed out during the year and a purchase price adjustment associated with the termination of a portion of the investment advisory agreement with Delaware.

4.  VIEs

Consolidated VIEs

Credit-Linked Notes

We have invested in the Class 1 notes of two credit-linked note (“CLN”) structures, which represent special purpose trusts combining ABS with credit default swaps to produce multi-class structured securities.  The CLN structures also include subordinated Class 2 notes, which are held by third parties, and, together with the Class 1 notes, represent 100% of the outstanding notes of the CLN structures.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.

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

The following summarizes information regarding the CLN structures (dollars in millions) as of December 31, 2014:

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

The following summarizes the exposure of the CLN structures’ underlying reference portfolios by industry and rating as of December 31, 2014:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	6.4%	2.1%	0.0%	0.0%	0.0%	10.6%
Telecommunications	0.0%	0.0%	3.5%	6.1%	1.4%	0.0%	0.0%	11.0%
Oil and gas	0.3%	2.1%	1.3%	4.3%	0.0%	0.0%	0.0%	8.0%
Utilities	0.0%	0.0%	2.6%	2.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	2.2%	1.2%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.1%	0.7%	0.0%	0.0%	0.0%	2.8%
Sovereign	0.0%	0.7%	1.6%	1.0%	0.0%	0.0%	0.0%	3.3%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.5%	1.1%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.7%	14.2%	17.5%	5.5%	0.3%	0.3%	42.5%
Total	0.6%	14.1%	38.7%	36.9%	9.1%	0.3%	0.3%	100.0%

Statutory Trust Note

In August 2011, we purchased a $100 million note issued by a statutory trust (“Issuer”) in a private placement offering.  The proceeds were used by the Issuer to purchase U.S. government bonds to be held as collateral assets supporting an excess mortality swap.  We concluded that the Issuer of the note was a VIE and that we were the primary beneficiary.  We consolidated all of the assets and liabilities of the Issuer on our Consolidated Balance Sheets as of August 1, 2011.

On December 16, 2013, the excess mortality swap underlying this VIE was terminated as a result of a cancellation event under the associated swap agreement.  Subsequently, the U.S. government bonds were redeemed on January 6, 2014, and our $100 million note issued by the statutory trust was cancelled.    The combination of these two events, under the direction of LNC and its counterparty, has provided for the dissolution of this VIE effective January 6, 2014.  As such, we no longer have any exposure to loss related to this VIE.

Lincoln Financial Limited Liability Company I

In July 2013, we formed a new limited liability company, Lincoln Financial Limited Liability Company I (“LFLLCI”), and we became the sole equity owner of LFLLCI through our capital contribution.  The activities of LFLLCI relate solely to our reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V, and primarily are to acquire, hold and issue notes as well as pay and collect interest on the notes.  We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.  We do not expect the financial results of LFLLCI to have a material effect on our consolidated results of operations or financial condition.

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2014			As of December 31, 2013
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$598	N/A	$-	$595
U.S. government bonds	N/A	-	-	N/A	-	102
Total return swap	1	423	-	1	361	-
Total assets (1)	1	$423	$598	1	$361	$697

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$13	2	$600	$27
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$13	4	$600	$27

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity AFS securities for these VIEs, see Note 5.

As described more fully in Note 1, we regularly review our investment holdings for OTTI.  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of December 31, 2014.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2014	2013
Non-Qualifying Hedges
Credit default swaps	$14	$101
Contingent forwards	-	-
Total non-qualifying hedges (1)	$14	$101

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

Long-Term Senior Note

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

Effective September 30, 2014, we terminated our $500 million long-term senior note financing arrangement and entered into a new transaction with the same non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments.  Under this new transaction, we issued a $697 million long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries.  The outstanding principal balance of this long-term senior note was $712 million as of December 31, 2014, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated

Balance Sheets.  The VIE has entered into a total return swap with an unaffiliated third-party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Structured Securities

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

Qualified Affordable Housing Projects

We invest in certain LPs that operate qualified affordable housing projects that we concluded are VIEs.  We receive returns from the LPs in the form of income tax credits, and our exposure to loss is limited to the capital we invest in the LPs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  Our maximum exposure to loss was $60 million and $77 million as of December 31, 2014 and 2013, respectively.

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2014
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$67,153	$6,714	$409	$42	$73,416
ABS	1,087	86	1	42	1,130
U.S. government bonds	379	56	-	-	435
Foreign government bonds	473	68	-	-	541
RMBS	3,979	268	3	18	4,226
CMBS	554	27	-	11	570
CLOs	375	2	2	-	375
State and municipal bonds	3,723	874	4	-	4,593
Hybrid and redeemable preferred securities	886	108	40	-	954
VIEs' fixed maturity securities	587	11	-	-	598
Total fixed maturity securities	79,196	8,214	459	113	86,838
Equity securities	216	16	1	-	231
Total AFS securities	$79,412	$8,230	$460	$113	$87,069

	As of December 31, 2013
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$64,591	$4,312	$1,125	$42	$67,736
ABS	1,217	62	32	48	1,199
U.S. government bonds	355	26	14	-	367
Foreign government bonds	505	45	1	-	549
RMBS	4,135	256	10	31	4,350
CMBS	713	36	4	17	728
CLOs	232	-	1	6	225
State and municipal bonds	3,638	308	27	-	3,919
Hybrid and redeemable preferred securities	967	89	51	-	1,005
VIEs' fixed maturity securities	682	15	-	-	697
Total fixed maturity securities	77,035	5,149	1,265	144	80,775
Equity securities	182	19	-	-	201
Total AFS securities	$77,217	$5,168	$1,265	$144	$80,976

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2014, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,258	$2,309
Due after one year through five years	17,221	18,584
Due after five years through ten years	22,179	23,117
Due after ten years	32,630	37,657
Subtotal	74,288	81,667
MBS	4,533	4,796
CLOs	375	375
Total fixed maturity AFS securities	$79,196	$86,838

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2014
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$4,799	$207	$4,465	$244	$9,264	$451
ABS	91	2	323	41	414	43
RMBS	447	7	241	14	688	21
CMBS	121	1	19	10	140	11
CLOs	110	1	70	1	180	2
State and municipal bonds	6	-	26	4	32	4
Hybrid and redeemable
preferred securities	31	-	176	40	207	40
Total fixed maturity securities	5,605	218	5,320	354	10,925	572
Equity securities	37	1	-	-	37	1
Total AFS securities	$5,642	$219	$5,320	$354	$10,962	$573

Total number of AFS securities in an unrealized loss position						1,019

	As of December 31, 2013
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$16,753	$1,011	$925	$156	$17,678	$1,167
ABS	165	7	333	73	498	80
U.S. government bonds	163	14	-	-	163	14
Foreign government bonds	69	1	-	-	69	1
RMBS	488	17	267	24	755	41
CMBS	109	7	43	14	152	21
CLOs	136	2	50	5	186	7
State and municipal bonds	377	20	24	7	401	27
Hybrid and redeemable
preferred securities	62	6	197	45	259	51
Total fixed maturity securities	18,322	1,085	1,839	324	20,161	1,409
Equity securities	-	-	-	-	-	-
Total AFS securities	$18,322	$1,085	$1,839	$324	$20,161	$1,409

Total number of AFS securities in an unrealized loss position						1,484

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of December 31, 2014
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,113	$1,050	$63
AFS securities backed by pools of commercial mortgages	151	140	11
Total	$1,264	$1,190	$74

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$985	$924	$61
AFS securities backed by pools of commercial mortgages	13	12	1
Total	$998	$936	$62

	As of December 31, 2013
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,261	$1,146	$115
AFS securities backed by pools of commercial mortgages	193	169	24
Total	$1,454	$1,315	$139

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$933	$833	$100
AFS securities backed by pools of commercial mortgages	29	24	5
Total	$962	$857	$105

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2014
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$48	$19	$-	12
Six months or greater, but less than nine months	8	7	-	3
Twelve months or greater	242	72	59	82
Total	$298	$98	$59	97

	As of December 31, 2013
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1	$1	$-	4
Six months or greater, but less than nine months	7	3	-	1
Nine months or greater, but less than twelve months	59	19	-	4
Twelve months or greater	349	92	81	92
Total	$416	$115	$81	101

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased $836 million for the year ended December 31, 2014.  As discussed further below, we believe the unrealized loss position as of December 31, 2014, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2014, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2014,  the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each security.

As of December 31, 2014, the unrealized losses associated with our MBS and ABS were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily impaired security.

As of December 31, 2014, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Balance as of beginning-of-year	$404	$424	$390
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	4	39	108
Credit losses on securities for which an OTTI was previously recognized	16	43	62
Decreases attributable to:
Securities sold, paid down or matured	(44)	(102)	(136)
Balance as of end-of-year	$380	$404	$424

During 2014,  2013 and 2012, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of December 31, 2014
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$38	$5	$9	$34	$20
ABS	232	32	23	241	108
RMBS	447	26	7	466	190
CMBS	46	4	10	40	62
Total	$763	$67	$49	$781	$380

	As of December 31, 2013
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$54	$-	$16	$38	$32
ABS	211	18	33	196	101
RMBS	550	18	18	550	184
CMBS	35	4	12	27	87
Total	$850	$40	$79	$811	$404

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2014	2013
Fixed maturity securities:
Corporate bonds	$1,528	$1,738
ABS	32	33
U.S. government bonds	278	272
Foreign government bonds	25	24
RMBS	135	155
CMBS	4	7
CLOs	9	2
State and municipal bonds	22	21
Hybrid and redeemable preferred securities	32	30
Total trading securities	$2,065	$2,282

The portion of the market adjustment for gains (losses) that relate to trading securities still held as of December 31, 2014,  2013 and 2012, was $45 million, $(172) million and $53 million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 23% and 9%, respectively, of mortgage loans on real estate as of December 31, 2014 and 2013.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31,
	2014	2013
Current	$7,565	$7,200
60 to 90 days past due	-	4
Greater than 90 days past due	8	3
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Unamortized premium (discount)	4	6
Total carrying value	$7,574	$7,210

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of December 31,
	2014	2013
Number of impaired mortgage loans on real estate	3	3

Principal balance of impaired mortgage loans on real estate	$26	$27
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Carrying value of impaired mortgage loans on real estate	$23	$24

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of December 31,
	2014	2013	2012
Balance as of beginning-of-year	$3	$21	$31
Additions	-	3	14
Charge-offs, net of recoveries	-	(21)	(24)
Balance as of end-of-year	$3	$3	$21

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2014	2013	2012
Average carrying value for impaired mortgage loans on real estate	$24	$34	$51
Interest income recognized on impaired mortgage loans on real estate	2	2	1
Interest income collected on impaired mortgage loans on real estate	2	2	1

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of December 31, 2014			As of December 31, 2013
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$6,596	87.1%	1.90	$6,032	83.7%	1.78
65% to 74%	631	8.3%	1.55	745	10.3%	1.42
75% to 100%	316	4.2%	0.77	402	5.6%	0.83
Greater than 100%	31	0.4%	0.77	31	0.4%	0.78
Total mortgage loans on real estate	$7,574	100.0%		$7,210	100.0%

Alternative Investments

As of December 31, 2014 and 2013, alternative investments included investments in 156 and 121 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Fixed maturity AFS securities	$4,041	$3,976	$3,910
Equity AFS securities	9	6	6
Trading securities	125	137	147
Mortgage loans on real estate	378	388	397
Real estate	7	13	16
Policy loans	155	155	163
Invested cash	2	3	4
Commercial mortgage loan prepayment and bond make-whole premiums	138	117	48
Alternative investments	130	86	125
Consent fees	2	4	4
Other investments	(11)	(9)	(19)
Investment income	4,976	4,876	4,801
Investment expense	(117)	(122)	(103)
Net investment income	$4,859	$4,754	$4,698

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,
	2014	2013	2012
Fixed maturity AFS securities:
Gross gains	$29	$21	$16
Gross losses	(23)	(94)	(202)
Equity AFS securities:
Gross gains	5	8	1
Gross losses	-	(2)	(9)
Gain (loss) on other investments	3	(3)	2
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(32)	(28)	2
Total realized gain (loss) related to certain investments, pre-tax	$(18)	$(98)	$(190)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(1)	$(16)	$(27)
ABS	(10)	(20)	(40)
RMBS	(8)	(31)	(53)
CMBS	(1)	(15)	(55)
Total fixed maturity securities	(20)	(82)	(175)
Equity securities	-	(1)	(8)
Gross OTTI recognized in net income (loss)	(20)	(83)	(183)
Associated amortization of DAC, VOBA, DSI and DFEL	4	13	30
Net OTTI recognized in net income (loss), pre-tax	$(16)	$(70)	$(153)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$12	$11	$121
Change in DAC, VOBA, DSI and DFEL	(2)	(1)	(15)
Net portion of OTTI recognized in OCI, pre-tax	$10	$10	$106

Determination of Credit Losses on Corporate Bonds and ABS

As of December 31, 2014 and 2013, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2014 and 2013, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2014 and 2013, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.3 billion and $2.7 billion, respectively, and a fair value of $3.2 billion and $2.7 billion, respectively.  As of December 31, 2014 and 2013, 88% and 84%, respectively, of the fair value of our ABS portfolio was rated investment grade.  As of December 31, 2014 and 2013, the portion of our ABS portfolio rated below investment grade had an amortized cost of $193 million and $273 million, respectively, and a fair value of $176 million and $226 million, respectively.  Based upon the analysis discussed above, we believed as of December 31, 2014 and 2013, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of December 31, 2014 and 2013, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of December 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,673	$1,673	$638	$638
Securities pledged under securities lending agreements (2)	204	196	184	178
Securities pledged under repurchase agreements (3)	607	666	530	553
Securities pledged for Term ABS Loan Facility (“TALF”) (4)	-	-	36	49
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (5)	1,925	3,151	1,850	3,127
Total payables for collateral on investments	$4,409	$5,686	$3,238	$4,545

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
Collateral payable for derivative investments	$1,035	$(1,929)	$(413)
Securities pledged under securities lending agreements	20	(13)	(3)
Securities pledged under repurchase agreements	77	250	-
Securities pledged for TALF	(36)	(1)	(136)
Investments pledged for FHLBI	75	750	1,000
Total increase (decrease) in payables for collateral on investments	$1,171	$(943)	$448

Investment Commitments

As of December 31, 2014, our investment commitments were $1.4 billion, which included $615 million of LPs, $388 million of private placement securities and $372 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2014 and 2013, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $2.2 billion and $2.6 billion, respectively, or 2% and 3% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $1.4 billion and $1.7 billion, respectively, or 1% and 2%, respectively, of our invested assets portfolio.  These investments are included in corporate bonds in the tables above.

As of December 31, 2014 and 2013, our most significant investments in one industry were our investment securities in the utilities industry with a fair value of $12.8 billion and $10.9 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio, and our investment securities in the consumer non-cyclical industry with a fair value of $11.7 billion and  $10.7 billion, respectively, or 11% of our invested assets portfolio.  These concentrations include both AFS and trading securities.

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

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps designated and qualifying as cash flow hedges to hedge our exposure to interest rate fluctuations related to the forecasted purchases of certain assets and liabilities and anticipated issuances of fixed-rate securities.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500 Index®

We use indexed annuity contracts to permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index® (“S&P 500”).  Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees.  We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

In addition, we use total return swaps to hedge a portion of the liability related to our deferred compensation plans.  We receive the total return on a portfolio of indexes and pay a floating-rate of interest.

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

Indexed Annuity and IUL Contracts Embedded Derivatives

We distribute indexed annuity and IUL contracts that permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees.  We purchase S&P 500 call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2014			As of December 31, 2013
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,554	$408	$198	$4,339	$562	$148
Foreign currency contracts (1)	642	45	21	615	32	46
Total cash flow hedges	4,196	453	219	4,954	594	194
Fair value hedges:
Interest rate contracts (1)	875	259	-	875	92	33
Non-Qualifying Hedges
Interest rate contracts (1)	54,401	989	342	45,620	215	744
Foreign currency contracts (1)	68	-	-	102	-	-
Equity market contracts (1)	24,310	886	243	19,917	957	193
Credit contracts (2)	126	-	3	126	-	2
Embedded derivatives:
GLB reserves (3)	-	-	-	-	1,244	-
GLB reserves (2)	-	-	174	-	-	-
Reinsurance related (4)	-	-	150	-	-	108
Indexed annuity and IUL contracts (3)	-	-	1,170	-	-	1,048
Total derivative instruments	$83,976	$2,587	$2,301	$71,594	$3,102	$2,322

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2014
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,569	$31,027	$11,676	$12,345	$1,213	$58,830
Foreign currency contracts (2)	98	126	276	210	-	710
Equity market contracts	13,799	5,912	4,439	20	140	24,310
Credit contracts	-	126	-	-	-	126
Total derivative instruments
with notional amounts	$16,466	$37,191	$16,391	$12,575	$1,353	$83,976

(1)	As of December 31, 2014, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of December 31, 2014, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2029.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2014	2013	2012
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$256	$163	$119
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(290)	163	73
Foreign currency contracts	36	(24)	(22)
Fair value hedges:
Interest rate contracts	4	4	4
Change in foreign currency exchange rate adjustment	50	(19)	(12)
Change in DAC, VOBA, DSI and DFEL	2	5	15
Income tax benefit (expense)	69	(45)	(21)
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(22)	(21)	(21)
Interest rate contracts (2)	(1)	(1)	(1)
Foreign currency contracts (1)	-	3	3
Fair value hedges:
Interest rate contracts (2)	4	4	4
Associated amortization of DAC, VOBA, DSI and DFEL	1	1	4
Income tax benefit (expense)	6	5	4
Balance as of end-of-year	$139	$256	$163

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(22)	$(21)	$(21)
Foreign currency contracts (1)	-	3	3
Total cash flow hedges	(22)	(18)	(18)
Fair value hedges:
Interest rate contracts (2)	35	36	36
Non-Qualifying Hedges
Interest rate contracts (3)	1,303	(989)	35
Foreign currency contracts (3)	(8)	(4)	(8)
Equity market contracts (3)	(215)	(1,306)	(1,377)
Equity market contracts (4)	11	38	18
Credit contracts (3)	(1)	9	2
Embedded derivatives:
GLB reserves (3)	(1,391)	2,153	1,308
Reinsurance related (3)	(42)	107	(47)
Indexed annuity and IUL contracts (3)	(210)	(356)	(136)
Total derivative instruments	$(540)	$(330)	$(187)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Gain (loss) recognized as a component of OCI with
the offset to net investment income	$(22)	$(19)	$(19)

As of December 31, 2014, $21 million of the deferred net losses on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2014 and 2013, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Gain (loss) recognized as a component of OCI with
the offset to interest expense	$4	$4	$4

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of December 31, 2014
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(2)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(3)	$126

As of December 31, 2013
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(1)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(2)	$126

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody's, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of our credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	December 31,	December 31,
	2014	2013
Maximum potential payout	$126	$126
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$126	$126

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $3 million as of December 31, 2014, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR.  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of December 31, 2014, the NPR adjustment was less than  $1 million.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December 31, 2014, our exposure was $41 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2014		As of December 31, 2013
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$64	$-	$34	$(10)
A+	47	-	19	-
A	1,163	(85)	339	(183)
A-	233	-	468	(123)
BBB+	27	-	79	-
	$1,534	$(85)	$939	$(316)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) were as follows:

	As of December 31, 2014
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$2,537	$-	$2,537
Gross amounts offset	(677)	-	(677)
Net amount of assets	1,860	-	1,860
Gross amounts not offset:
Cash collateral	(1,534)	-	(1,534)
Net amount	$326	$-	$326

Financial Liabilities
Gross amount of recognized liabilities	$130	$1,494	$1,624
Gross amounts offset	(50)	-	(50)
Net amount of liabilities	80	1,494	1,574
Gross amounts not offset:
Cash collateral	(85)	-	(85)
Net amount	$(5)	$1,494	$1,489

	As of December 31, 2013
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$1,805	$1,244	$3,049
Gross amounts offset	(924)	-	(924)
Net amount of assets	881	1,244	2,125
Gross amounts not offset:
Cash collateral	(623)	-	(623)
Net amount	$258	$1,244	$1,502

Financial Liabilities
Gross amount of recognized liabilities	$242	$1,156	$1,398
Gross amounts offset	(55)	-	(55)
Net amount of liabilities	187	1,156	1,343
Gross amounts not offset:
Cash collateral	-	-	-
Net amount	$187	$1,156	$1,343

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2014	2013	2012
Current	$220	$169	$23
Deferred	263	218	259
Federal income tax expense (benefit)	$483	$387	$282

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2014	2013	2012
Tax rate times pre-tax income	$700	$571	$549
Effect of:
Tax-preferred investment income	(185)	(160)	(141)
Tax credits	(27)	(35)	(34)
Goodwill	-	-	(2)
Change in uncertain tax positions	(16)	7	(94)
Other items	11	4	4
Federal income tax expense (benefit)	$483	$387	$282
Effective tax rate	24%	24%	18%

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The tax-preferred investment income relates primarily to separate account dividends-received deductions.  The separate account dividends-received deduction benefit was $163 million, $145 million and $128 million for the years ended December 31, 2014, 2013 and 2012.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2014	2013
Current	$(134)	$(186)
Deferred	(3,024)	(1,966)
Total federal income tax asset (liability)	$(3,158)	$(2,152)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2014	2013
Deferred Tax Assets
Future contract benefits and other contract holder funds	$1,167	$1,225
Deferred gain on business sold through reinsurance	15	87
Reinsurance related embedded derivative asset	52	36
Investments	138	85
Compensation and benefit plans	321	319
Net operating loss	17	27
Tax credits	-	201
VIE	1	4
Other	142	79
Total deferred tax assets	1,853	2,063
Deferred Tax Liabilities
DAC	1,605	1,914
VOBA	219	409
Net unrealized gain on AFS securities	2,684	1,319
Net unrealized gain on trading securities	105	89
Intangibles	151	146
Other	113	152
Total deferred tax liabilities	4,877	4,029
Net deferred tax asset (liability)	$(3,024)	$(1,966)

As of December 31, 2014 and 2013, $15 million and $74 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our income tax expense and our effective tax rate.  The Company is not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2014	2013
Balance as of beginning-of-year	$82	$77
Increases for prior year tax positions	34	-
Decreases for prior year tax positions	(24)	-
Increases for current year tax positions	-	5
Decreases for settlements with taxing authorities	(77)	-
Balance as of end-of-year	$15	$82

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2014, 2013 and 2012, we recognized interest and penalty expense (benefit) related to uncertain tax positions of $(10) million, $2 million and $(61) million, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of $3 million and $13 million as of December 31, 2014 and 2013, respectively.

The Company is subject to examination by U.S. federal, state, local and non-U.S. income authorities.  The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years 2009 through 2011.  The Company anticipates closing the current exam cycle in 2015.  Furthermore, LNC has filed a protest with the IRS Appeals division for tax years 2005 through 2008.  These years remain open as the Company works with Appeals to finalize the tax computations in these years.  All protested items have been resolved and we anticipate reaching a final settlement in 2015.  The Company does not expect any adjustments that would be material to its consolidated results of operations or its financial condition.

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Balance as of beginning-of-year	$7,695	$5,943	$5,721
Deferrals	1,537	1,564	1,294
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(988)	(816)	(785)
Unlocking	17	42	(71)
Adjustment related to realized (gains) losses	(31)	(8)	(70)
Adjustment related to unrealized (gains) losses	(672)	970	(146)
Balance as of end-of-year	$7,558	$7,695	$5,943

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Balance as of beginning-of-year	$1,191	$724	$1,055
Business acquired (sold) through reinsurance	2	4	2
Deferrals	9	13	12
Amortization:
Amortization, excluding unlocking	(186)	(179)	(225)
Unlocking	(21)	(52)	(23)
Accretion of interest (1)	64	68	73
Adjustment related to realized (gains) losses	(1)	(1)	9
Adjustment related to unrealized (gains) losses	(409)	614	(179)
Balance as of end-of-year	$649	$1,191	$724

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 4.02% to 7.05%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2014, was as follows:

2015	$49
2016	46
2017	43
2018	41
2019	41

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Balance as of beginning-of-year	$267	$253	$271
Deferrals	13	10	39
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(38)	(43)	(46)
Unlocking	2	8	14
Adjustment related to realized (gains) losses	(4)	(1)	(8)
Adjustment related to unrealized (gains) losses	-	40	(17)
Balance as of end-of-year	$240	$267	$253

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Balance as of beginning-of-year	$1,938	$1,373	$1,369
Deferrals	402	320	349
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(335)	(216)	(216)
Unlocking	(50)	(14)	(69)
Adjustment related to realized (gains) losses	(6)	(2)	(18)
Adjustment related to unrealized (gains) losses	(548)	477	(42)
Balance as of end-of-year	$1,401	$1,938	$1,373

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2014	2013	2012
Direct insurance premiums and fee income	$9,064	$8,023	$7,379
Reinsurance assumed	7	8	9
Reinsurance ceded	(1,410)	(1,275)	(1,190)
Total insurance premiums and fee income	$7,661	$6,756	$6,198

Direct insurance benefits	$6,127	$5,487	$5,095
Reinsurance recoveries netted against benefits	(1,448)	(1,625)	(1,554)
Total benefits	$4,679	$3,862	$3,541

Our insurance companies cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management.

Under our reinsurance program, we reinsure approximately 25% of the mortality risk on newly issued life insurance contracts.  Our policy for this program is to retain no more than $20 million on a single insured life.  Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2014, the reserves associated with these reinsurance arrangements totaled $676 million.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $5.7 billion and $6.0 billion as of December 31, 2014 and 2013, respectively.  We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers.  Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions.  As such, Swiss Re reinsured certain of our liabilities and obligations under the indemnity reinsurance agreements and thereby represents our largest reinsurance exposure.  As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.5 billion and $2.6 billion as of December 31, 2014 and 2013, respectively.  Swiss Re has funded a trust, with a balance of $2.6 billion as of December 31, 2014, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2014, included $764 million and $128 million, respectively, related to the business sold to Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions with Swiss Re as a deferred gain on business sold through reinsurance on our Consolidated Balance Sheets.  The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years from the date of sale.  We amortized $48 million, after-tax, of deferred gain on business sold through reinsurance during each of 2014, 2013 and 2012.

During the fourth quarter of 2014, we entered into an agreement to recapture certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer.  As part of this agreement, we received cash consideration of $500 million, of which $78 million represented reimbursement for prepaid reinsurance premiums related to the recaptured treaties.  We recognized a one-time gain of $57 million, after-tax, related to this recapture with the remaining difference between the proceeds and the gain being driven primarily by increases in reserves of $226 million and a reduction of DAC of $123 million.

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2014
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

As of October 1, 2014 and 2013, our Annuities and Retirement Plan Services reporting units passed the Step 1 analysis.  Given the Step 1 results, we performed a Step 2 analysis for our Life Insurance and Group Protection reporting units.  Based upon our Step 2 analysis for Life Insurance and Group Protection, we determined that there was no impairment due to the implied fair value of goodwill being in excess of the carrying value of goodwill.

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2014		As of December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$35	$100	$31
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	5	-
Other Operations:
FCC licenses (1) (2)	-	-	131	-
Other (2)	-	-	4	3
Total	$105	$35	$240	$34

(1)	No amortization recorded as the intangible asset has indefinite life.
(2)	As of December 31, 2014, LFM’s intangible assets were reclassified as other assets held-for-sale. For more information, see Note 3.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2014, was as follows:

2015	$4
2016	4
2017	4
2018	4
2019	4
Thereafter	45

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2014 (1)	2013 (1)
Return of Net Deposits
Total account value	$85,917	$79,391
Net amount at risk (2)	183	141
Average attained age of contract holders	62 years	61 years

Minimum Return
Total account value	$135	$151
Net amount at risk (2)	25	27
Average attained age of contract holders	74 years	73 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,021	$25,958
Net amount at risk (2)	597	570
Average attained age of contract holders	68 years	68 years

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

	For the Years Ended December 31,
	2014	2013	2012
Balance as of beginning-of-year	$73	$104	$84
Changes in reserves	34	(10)	64
Benefits paid	(18)	(21)	(44)
Balance as of end-of-year	$89	$73	$104

Variable Annuity Contracts

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2014	2013
Asset Type
Domestic equity	$49,569	$47,042
International equity	18,791	18,341
Bonds	26,808	24,547
Money market	12,698	10,926
Total	$107,866	$100,856

Percent of total variable annuity
separate account values	99%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 34% of total life insurance in-force reserves as of December 31, 2014, and 39% of total sales for the year ended December 31, 2014.

12.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2014	2013
Short-Term Debt
Current maturities of long-term debt	$250	$500
Unamortized premiums (discounts)	-	1
Total short-term debt	$250	$501

Long-Term Debt, Excluding Current Portion
Senior notes:
4.30% notes, due 2015	$-	$250
LIBOR + 3 bps notes, due 2017 (2)	250	250
7.00% notes, due 2018	200	200
LIBOR + 110 bps loan, due 2018	250	250
8.75% notes, due 2019 (1)	487	487
6.25% notes, due 2020 (1)	300	300
4.85% notes, due 2021 (1)	300	300
4.20% notes, due 2022 (1)	300	300
4.00% notes, due 2023 (1)	350	350
6.15% notes, due 2036 (1)	498	498
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
Total senior notes	3,810	4,060

Capital securities:
7.00%, due 2066	722	722
6.05%, due 2067	491	491
Total capital securities	1,213	1,213
Unamortized premiums (discounts)	(12)	(12)
Fair value hedge – interest rate swap agreements	259	59
Total unamortized premiums (discounts) and fair value
hedge – interest rate swap agreements	247	47
Total long-term debt	$5,270	$5,320

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

Details underlying the recognition of a gain (loss) on the extinguishment of debt (in millions) reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Principal balance outstanding prior to payoff (1)	$-	$-	$15
Unamortized debt issuance costs and discounts prior to payoff	-	-	-
Amount paid to retire	-	-	(20)
Gain (loss) on extinguishment of debt, pre-tax	$-	$-	$(5)

(1)	During the fourth quarter of 2012, we repurchased $13 million of our 8.75% senior notes due 2019 and $2 million of our 6.15% senior notes due 2036.

Future principal payments due on long-term debt (in millions) as of December 31, 2014, were as follows:

2015	$250
2016	-
2017	250
2018	450
2019	487
Thereafter	3,836
Total	$5,273

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed-rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), and LOCs (in millions) were as follows:

		As of December 31, 2014
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	May-2018	$2,500	$236
LOC facility	Dec-2019	350	350
LOC facility	Mar-2023	139	139
LOC facility	Mar-2023	906	906
LOC facility	Aug-2031	990	836
LOC facility	Oct-2031	1,021	1,012
Total		$5,906	$3,479

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

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2014, we were in compliance with all such covenants.

On December 23, 2014, one of our wholly-owned subsidiaries entered into a credit facility agreement with a third-party lender.  Under the agreement, the lender issued an irrevocable LOC effective December 30, 2014, with a maximum scheduled LOC amount of up to approximately $350 million.  The LOC supports an inter-company reinsurance agreement and expires December 6, 2019.  On December 29, 2014, one of our wholly-owned subsidiaries amended and restated the credit facility agreement entered into on August 26, 2011, with a third-party lender.  Under the amended and restated agreement, the lender issued an irrevocable LOC effective December 29, 2014, with a maximum scheduled LOC amount of up to approximately $990 million.  The LOC supports an inter-company reinsurance agreement and expires August 26, 2031.  On December 23, 2013, we entered into a credit facility agreement with a third-party lender.  Under the agreement, the lender issued an irrevocable LOC effective December 23, 2013, with a maximum scheduled LOC amount of up to approximately $156 million.  The LOC supports certain fees owed to another third-party lender and automatically renews on an annual basis, unless not extended by the third-party lender upon 30 days’ notice.  On October 30, 2012, one of our wholly-owned subsidiaries amended and restated the credit facility agreement entered into on November 1, 2011, with a third-party lender.  Under the amended and restated agreement, the lender issued an irrevocable LOC effective October 30, 2012, with a maximum scheduled LOC amount of up to approximately $1.0 billion.  The LOC supports an inter-company reinsurance agreement and expires October 1, 2031.  On April 28, 2011, certain of our wholly-owned subsidiaries amended and restated the reimbursement agreement entered into on December 31, 2009, with a third-party lender.  Under the amended agreement, the lender issued an irrevocable LOC effective April 1, 2011, with a maximum scheduled LOC amount of up to approximately $925 million.  The LOC supports an inter-company reinsurance agreement and expires March 31, 2023.

These agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid.  Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of December 31, 2014, we were in compliance with all such covenants.

Shelf Registration

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and depository shares.

Certain Debt Covenants on Capital Securities

Our $1.2 billion in principal amount of capital securities outstanding contain certain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following trigger events exists as of the 30th day prior to an interest payment date (“determination date”):

•	The Lincoln National Life Insurance Company’s (“LNL”) risk-based capital (“RBC”) ratio is less than 175% (based on the most recent annual financial statement filed with the State of Indiana); or
•

(i) The sum of our consolidated net income for the four trailing fiscal quarters ending on the quarter that is two quarters prior to the most recently completed quarter prior to the determination date is zero or negative; and (ii) our consolidated stockholders’ equity (excluding AOCI and any increase in stockholders’ equity resulting from the issuance of preferred stock during a quarter), or “adjusted stockholders’ equity,” as of (x) the most recently completed quarter and (y) the end of the quarter that is two quarters before the most recently completed quarter, has declined by 10% or more as compared to the quarter that is 10 fiscal quarters prior to the last completed quarter, or the “benchmark quarter.”

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events no longer existed.  Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities nor will a nonpayment of interest unless it lasts for 10 consecutive years, although such breaches may result in monetary damages to the holders of the capital securities.  As of December 31, 2014, we were in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2014.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of December 31, 2014, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $200 million.

For other matters, we are not currently able to estimate the reasonably possible loss or range of loss.  We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts and the progress of settlement negotiations.  On a quarterly and annual basis, we review relevant information with respect to litigation contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.

On June 13, 2009, a single named plaintiff filed a putative national class action in the Circuit Court of Allen County (“Court”), Indiana, captioned Peter S. Bezich v. LNL, No. 02C01-0906-PL73, asserting he was charged a cost of insurance fee that exceeded the applicable mortality charge, and that this fee breached the terms of the insurance contract.  We dispute the allegations and are vigorously defending this matter.  Plaintiff petitioned the Court to certify a class action, on behalf of all persons who purchased or owned the relevant insurance product between 1999 and 2009, alleging that:  (i) LNL breached the contract by including non-mortality factors in cost of insurance rates; (ii) LNL breached the contract when it charged administrative expenses in excess of set amount; and (iii) LNL breached the contract by failing to adjust cost of insurance rates to reflect improving mortality expectations.  On June 12, 2014, the Court issued an Order denying certification on all of the Plaintiff’s counts and claims except with respect to a single legal issue:  whether the contract was breached as alleged in Count III.  However, any damages arising from this alleged breach would have to be tried on an individual case-by-case basis.  The appellate court granted permission for our interlocutory appeal of the Court’s certification of the single issue class.  The plaintiff has cross-appealed and both appeals are pending.

On July 23, 2012, LNL was added as a noteholder defendant to a putative class action adversary proceeding (“adversary proceeding”) captioned Lehman Brothers Special Financing, Inc. v. Bank of America, N.A. et al., Adv. Pro. No. 10-03547 (JMP) and instituted under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York.  Plaintiff Lehman Brothers Special Financing Inc. seeks to (i) overturn the application of certain priority of payment provisions in 47 collateralized debt obligation transactions on the basis such provisions are unenforceable under the Bankruptcy Code; and (ii) recover funds paid out to noteholders in accordance with the note agreements.  We are vigorously defending this matter.

Commitments

Operating Leases

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

Total rental expense on operating leases for the years ended December 31, 2014, 2013 and 2012, was $44 million,  $44 million and $43 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2014, were as follows:

2015	$44
2016	40
2017	34
2018	26
2019	19
Thereafter	19
Total	$182

Capital Leases

In December 2014, we entered into a five-year, sale-leaseback transaction on $83 million (net of amortization) of assets, which we have classified as a capital lease on our Consolidated Balance Sheets.  These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives.  Total accumulated amortization related to these leased assets was $55 million as of December 31, 2014.  As of December 31, 2013, we did not have any leased assets that met the criteria of a capital lease.  Future minimum lease payments under capital leases (in millions) as of December 31, 2014, were as follows:

2015	$1
2016	1
2017	1
2018	1
2019	86
Total minimum lease payments	90
Less: Amount representing interest	7
Present value of minimum lease payments	$83

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

Vulnerability from Concentrations

As of December 31, 2014, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Annuities segment is significant to this segment.  The ALVA product accounted for 20%,  17% and 19% of Annuities’ variable annuity product deposits in 2014, 2013 and 2012, respectively, and represented approximately 44%,  47% and 50% of the segment’s total variable annuity product account values as of December 31, 2014, 2013 and 2012, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Annuities segment, AFIS funds accounted for 22%, 19% and 21% of variable annuity product deposits in 2014, 2013 and 2012, respectively, and represented 50%,  54% and 58% of the segment’s total variable annuity product account values as of December 31, 2014, 2013 and 2012, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(15) million and $(6) million as of December 31, 2014 and 2013, respectively.

14.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Series A Preferred Stock
Balance as of beginning-of-year	-	9,532	10,072
Conversion of convertible preferred stock (1)	-	(5,818)	(540)
Redemption of convertible preferred stock	-	(3,714)	-
Balance as of end-of-year	-	-	9,532

Common Stock
Balance as of beginning-of-year	262,896,701	271,402,586	291,319,222
Conversion of convertible preferred stock (1)	-	93,088	8,640
Stock issued for exercise of warrants	4,356,385	1,981,856	-
Stock compensation/issued for benefit plans	1,770,430	1,399,995	542,125
Retirement/cancellation of shares	(12,472,076)	(11,980,824)	(20,467,401)
Balance as of end-of-year	256,551,440	262,896,701	271,402,586

Common Stock as of End-of-Year
Assuming conversion of preferred stock	256,551,440	262,896,701	271,555,098
Diluted basis	261,538,593	272,196,891	279,087,588

(1)    Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2014	2013	2012
Weighted-average shares, as used in basic calculation	260,877,533	265,631,377	280,648,391
Shares to cover exercise of outstanding warrants	4,342,860	9,884,307	10,150,212
Shares to cover conversion of preferred stock	-	74,582	153,749
Shares to cover non-vested stock	1,522,737	1,491,483	1,153,178
Average stock options outstanding during the year	3,828,292	2,873,295	570,180
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(894,175)	(2,630,939)	(4,685,901)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(2,679,571)	(2,036,098)	(394,241)
Shares repurchaseable from measured but
unrecognized stock option expense	(75,268)	(139,131)	(4,723)
Average deferred compensation shares	1,041,587	-	-
Weighted-average shares, as used in diluted calculation	267,963,995	275,148,876	287,590,845

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

For 2013 and 2012, the income used in the calculation of our diluted EPS was our net income (loss) reduced by preferred stock dividends.

As of December 31, 2014, we had 2,441,742 outstanding warrants.  The warrants, each representing the right to purchase one share of our common stock, no par value per share, had an exercise price of $10.45 as of December 31, 2014, subject to adjustment.  The warrants expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,609	$4,066	$2,947
Unrealized holding gains (losses) arising during the year	3,877	(5,728)	2,691
Change in foreign currency exchange rate adjustment	(47)	19	14
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(1,252)	1,834	(1,233)
Income tax benefit (expense)	(904)	1,356	(480)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	10	(67)	(194)
Associated amortization of DAC, VOBA, DSI and DFEL	(32)	(29)	(2)
Income tax benefit (expense)	8	34	69
Balance as of end-of-year	$3,297	$1,609	$4,066
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(78)	$(107)	$(109)
(Increases) attributable to:
Gross OTTI recognized in OCI during the year	(12)	(11)	(121)
Change in DAC, VOBA, DSI and DFEL	2	1	15
Income tax benefit (expense)	4	4	36
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	43	62	129
Change in DAC, VOBA, DSI and DFEL	(5)	(8)	(18)
Income tax benefit (expense)	(12)	(19)	(39)
Balance as of end-of-year	$(58)	$(78)	$(107)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$256	$163	$119
Unrealized holding gains (losses) arising during the year	(250)	143	55
Change in foreign currency exchange rate adjustment	50	(19)	(12)
Change in DAC, VOBA, DSI and DFEL	2	5	15
Income tax benefit (expense)	69	(45)	(21)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(19)	(15)	(15)
Associated amortization of DAC, VOBA, DSI and DFEL	1	1	4
Income tax benefit (expense)	6	5	4
Balance as of end-of-year	$139	$256	$163
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(5)	$(4)	$1
Foreign currency translation adjustment arising during the year	2	(1)	(5)
Balance as of end-of-year	$(3)	$(5)	$(4)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(219)	$(310)	$(278)
Adjustment arising during the year	(96)	140	2
Income tax benefit (expense)	36	(49)	(34)
Balance as of end-of-year	$(279)	$(219)	$(310)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended
	December 31,
	2014	2013
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$10	$(67)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(32)	(29)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	(22)	(96)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	8	34	Federal income tax expense (benefit)
Reclassification, net of income tax	$(14)	$(62)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$43	$62	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	(5)	(8)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	38	54	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(12)	(19)	Federal income tax expense (benefit)
Reclassification, net of income tax	$26	$35	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(22)	$(21)	Net investment income
Interest rate contracts	3	3	Interest and debt expense
Foreign currency contracts	-	3	Net investment income
Total gross reclassifications	(19)	(15)
Associated amortization of DAC,
VOBA, DSI and DFEL	1	1	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	(18)	(14)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	6	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$(12)	$(9)	Net income (loss)

15.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Total realized gain (loss) related to certain investments (1)	$(18)	$(98)	$(190)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(54)	48	133
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(35)	(39)	16
Associated amortization of DAC, VOBA, DSI and DFEL	6	9	(5)
Variable annuity net derivatives results: (4)
Gross gain (loss)	159	(60)	164
Associated amortization of DAC, VOBA, DSI and DFEL	(12)	5	(44)
Realized gain (loss) on sale of subsidiaries/businesses (5)	(46)	-	-
Total realized gain (loss)	$-	$(135)	$74

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
(2)

Represents changes in the fair values of certain derivative investments (not including those associated with our variable annuity net derivatives results), reinsurance related embedded derivatives and trading securities.

(3)

Represents the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(4)

Includes the net difference in the change in embedded derivative reserves of our GLB riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GDB riders, including the cost of purchasing the hedging instruments.

(5)	See “LFM” in Note 3.

16.  Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Commissions	$2,092	$1,962	$1,660
General and administrative expenses	1,640	1,630	1,564
Expenses associated with reserve financing and unrelated LOCs	68	64	56
DAC and VOBA deferrals and interest, net of amortization	(432)	(640)	(275)
Broker-dealer expenses	408	387	348
Specifically identifiable intangible asset amortization	4	4	4
Media expenses	60	62	67
Taxes, licenses and fees	239	232	239
Restructuring charges	-	-	20
Total	$4,079	$3,701	$3,683

17.  Pension, Postretirement Health Care and Life Insurance Benefit Plans

We maintain U.S. qualified funded defined benefit pension plans in which many of our U.S. employees and agents are participants, and we retained the Lincoln UK pension plan after the sale of that business.  We also maintain non-qualified, unfunded defined benefit pension plans for certain employees and agents.  In addition, for certain former employees we have supplemental retirement plans that provide defined benefit pension benefits in excess of limits imposed by federal tax law.  All of our defined benefit pension plans are frozen, including the Lincoln UK pension plan, and there are no new participants and no future accruals of benefits from the date of the freeze.

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

Obligations, Funded Status and Assumptions

Information (in millions) with respect to our benefit plans’ assets and obligations was as follows:

	As of or For the Years Ended December 31,
	2014	2013	2014	2013	2014	2013

	U.S.		Non-U.S.		Other
	Pension Benefits		Pension Benefits		Postretirement Benefits
Change in Plan Assets
Fair value as of beginning-of-year	$1,047	$1,043	$379	$371	$45	$42
Actual return on plan assets	113	67	57	18	3	3
Company and participant contributions	7	6	6	6	12	13
Benefits paid	(71)	(69)	(16)	(16)	(13)	(16)
Medicare Part D subsidy	-	-	-	-	1	3
Fair value as of end-of-year	1,096	1,047	426	379	48	45

Change in Benefit Obligation
Balance as of beginning-of-year	1,172	1,284	373	364	102	139
Service cost (1)	6	5	-	-	1	3
Interest cost	53	51	16	16	4	5
Company and participant contributions	-	-	-	-	4	4
Amendments	-	-	-	-	-	(29)
Actuarial (gains) losses	153	(93)	28	9	4	(7)
Administrative expenses paid	(6)	(6)	-	-	-	-
Benefits paid	(71)	(69)	(16)	(16)	(13)	(16)
Medicare Part D subsidy	-	-	-	-	1	3
Balance as of end-of-year	1,307	1,172	401	373	103	102
Funded status of the plans	$(211)	$(125)	$25	$6	$(55)	$(57)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$9	$14	$25	$6	$1	$-
Other liabilities	(220)	(139)	-	-	(56)	(57)
Net amount recognized	$(211)	$(125)	$25	$6	$(55)	$(57)

Amounts Recognized in AOCI,
Net of Tax
Net (gain) loss	$218	$157	$90	$107	$(12)	$(15)
Prior service credit	-	-	-	-	(17)	(18)
Net amount recognized	$218	$157	$90	$107	$(29)	$(33)

Rate of Increase in Compensation
Retiree Life Insurance Plan	N/A	N/A	N/A	N/A	4.00%	4.00%
All other plans	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	4.00%	4.70%	3.50%	4.45%	4.00%	4.50%
Expected return on plan assets	7.20%	7.82%	6.15%	5.50%	6.50%	6.50%
Net periodic benefit cost:
Weighted-average discount rate	4.70%	4.16%	4.45%	4.40%	4.50%	4.03%
Expected return on plan assets	7.20%	7.82%	6.15%	5.50%	6.50%	6.50%

(1)	Amounts for our U.S. pension plans represent general and administrative expenses.

Consistent with our benefit plans’ year end, we use December 31 as the measurement date.

The discount rate was determined based on a corporate yield curve as of December 31, 2014, and projected benefit obligation cash flows for the U.S. pension plans.  We reevaluate this assumption each plan year.  For 2015, our discount rate will be 4.00% for the U.S. pension plans, and 3.50% for the non-U.S. plan.

The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate this assumption each plan year.  For 2015, our expected return on plan assets will be 7.20% for the U.S. plans and 6.15% for the non-U.S. plan.

In October 2014, the Society of Actuaries published updated mortality tables that were incorporated into our assumptions, resulting in an increase in our U.S. pension plans’ benefit obligation of $55 million, pre-tax.

The calculation of the accumulated other postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) as follows:

	As of or For the Years Ended
	December 31,
	2014	2013	2012
Pre-65 health care cost trend rate	8.00%	7.50%	8.00%
Post-65 health care cost trend rate	6.25%	7.50%	8.00%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2022	2020	2020

We expect the health care cost trend rate for 2015 to be 8.00% for the pre-65 population and 6.25% for the post-65 population.  A one percent increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation by $7 million and total service and interest cost components by less than $1 million.  A one percent decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation by $6 million and total service and interest cost components by less than $1 million.

Information for our pension plans with an accumulated benefit obligation in excess of plan assets (in millions) was as follows:

	As of December 31,
	2014	2013
U.S. Plans
Accumulated benefit obligation	$1,182	$1,059
Projected benefit obligation	1,182	1,059
Fair value of plan assets	962	920

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost (in millions) for our pension and other postretirement plans were as follows:

	For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	Pension Benefits			Other Postretirement Benefits
U.S. Plans
Service cost (1)	$6	$5	$5	$1	$3	$4
Interest cost	53	51	53	4	5	7
Expected return on plan assets	(73)	(78)	(72)	(3)	(3)	(3)
Amortization of prior service cost	-	-	-	(2)	(1)	(1)
Recognized net actuarial loss (gain)	15	24	26	(1)	(1)	1
Recognized actuarial gain due
to curtailments	-	-	-	-	(5)	-
Net periodic benefit cost (recovery)	$1	$2	$12	$(1)	$(2)	$8

Non-U.S. Plan
Interest cost	$16	$16	$15
Expected return on plan assets	(22)	(19)	(17)
Recognized net actuarial loss (gain)	2	2	1
Net periodic benefit cost (recovery)	$(4)	$(1)	$(1)

(1)	Amounts for our pension plans represent general and administrative expenses.

We expect our 2015 U.S. pension plans’ net periodic benefit cost to be approximately $5 million.  In addition, we expect our non-U.S. pension plan net periodic benefit recovery for 2015 to be approximately $10 million when assuming an average exchange rate of 1.56 pounds sterling to U.S. dollars.

For 2015, the estimated amount of amortization from AOCI into net periodic benefit cost related to net actuarial loss or gain is expected to be a  $26 million loss for our pension plans and a $1 million gain for our other postretirement plans.

Plan Assets

Our pension plans’ asset target allocations by asset category based on estimated fair values were as follows:

	For the Years Ended December 31,
	2014	2013	2014	2013	2014	2013

	U.S. Plan – Employees		U.S. Plan – Agents		Non-U.S. Plan
Asset Class
Fixed maturity securities	50%	50%	100%	100%	40%	39%
Common stock:
Domestic equity	35%	35%	0%	0%	0%	0%
International equity	15%	15%	0%	0%	0%	0%
Equity securities	0%	0%	0%	0%	55%	58%
Cash and invested cash	0%	0%	0%	0%	5%	3%

The investment objectives for the assets related to our pension plans are to:

•	Maintain sufficient liquidity to pay obligations of the plans as they come due;
•	Minimize the effect of a single investment loss and large losses to the plans through prudent risk/reward diversification consistent with sound fiduciary standards;
•	Maintain an appropriate asset allocation policy;
•	Earn a return commensurate with the level of risk assumed through the asset allocation policy; and
•	Control costs of administering and managing the plans’ investment operations.

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

The following summarizes our fair value measurements of benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2014	2013	2014	2013	2014	2013

	U.S.		Non-U.S.		Other
	Pension Plans		Pension Plan		Postretirement Benefits
Fixed maturity securities:
Corporate bonds	$412	$374	$42	$40	$-	$-
U.S. government bonds	155	133	6	4	-	-
Foreign government bonds	-	-	166	174	-	-
CDOs	-	-	2	4	-	-
State and municipal bonds	33	37	-	-	-	-
Common and preferred stock	470	463	84	83	-	-
Cash and invested cash	26	40	126	74	-	-
Other investments	-	-	-	-	48	45
Total	$1,096	$1,047	$426	$379	$48	$45

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

Plan Cash Flows

It is our practice to make contributions to our qualified U.S. pension plans to comply with minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended and with guidance issued there under.  We do not expect to be required to make any contributions to these plans in 2015.

We make contributions to our qualified non-U.S. pension plan according to an agreed schedule with the plan’s trustee.  We expect to contribute approximately $11 million in 2015 per this schedule.

For our nonqualified U.S. pension plans and U.S. other postretirement benefit plans, we fund benefits as they become due to retirees. The amount expected to be contributed to the plans during 2015 is approximately $12 million and $9 million, respectively.

We expect the following benefit payments (in millions):

	Pension Plans
	Qualified	Nonqualified	Qualified
	U.S.	U.S.	Non-U.S.	U.S.
	Defined	Defined	Defined	Other
	Benefit	Benefit	Benefit	Post-
	Pension	Pension	Pension	retirement
	Plans	Plans	Plan	Plans
2015	$94	$12	$14	$9
2016	79	11	14	9
2017	75	10	15	9
2018	76	10	15	8
2019	74	10	16	8
Following five years thereafter	357	45	89	32

18.  Defined Contribution and Deferred Compensation Plans

Defined Contribution Plans

We sponsor defined contribution plans, which include 401(k) and money purchase plans, for eligible employees and agents.  We make contributions and matching contributions to each of the active plans in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended.  For the years ended December 31, 2014,  2013 and 2012, expenses for these plans were $78 million,  $72 million and $70 million, respectively.

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

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2014	2013
Total liabilities (1)	$495	$468
Investments held to fund liabilities (2)	160	153

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

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

	For the Years Ended December 31,
	2014	2013	2012
Employer matching contributions	$10	$9	$7
Increase (decrease) in measurement of
liabilities, net of total return swap	5	14	7
Total	$15	$23	$14

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

	For the Years Ended December 31,
	2014	2013	2012
Employer matching contributions	$2	$1	$1
Increase (decrease) in measurement of
liabilities, net of total return swap	2	4	2
Total	$4	$5	$3

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors may defer a portion of their annual cash retainers as defined by the plan.  They also receive a portion of their retainer in the form of deferred stock units, which we credit quarterly in arrears to their accounts.  The prescribed “phantom” investment options are identical to those offered in the employees’ deferred compensation plan.  For the years ended December 31, 2014, 2013 and 2012, expenses for this plan were $2 million, $8 million and $2 million, respectively.

Deferred Compensation Plan for Former Jefferson-Pilot Corporation Agents

Eligible former agents of Jefferson-Pilot Corporation (“JP”) may defer a portion of their commissions and bonuses as defined by the plan.  Participants may select from “phantom” investment options that are used as measures for calculating the returns that are notionally credited to their accounts.  For the years ended December 31, 2014,  2013 and 2012, expenses for this plan were $2 million, $2 million and $3 million, respectively.

19.  Stock-Based Incentive Compensation Plans

LNC Stock-Based Incentive Plans

We sponsor three stock-based incentive plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to service-vested shares), stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).  We issue new shares to satisfy option exercises.

Total compensation expense (in millions) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2014	2013	2012
Stock options	$9	$9	$8
Performance shares	12	10	5
SARs	2	5	1
RSUs and nonvested stock	15	16	17
Total	$38	$40	$31

Recognized tax benefit	$13	$14	$11

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$8	1.5	$9	1.9	$6	1.8
Performance shares	9	1.5	9	1.5	9	1.6
SARs	3	3.2	3	3.4	1	3.3
RSUs and nonvested stock	21	1.0	18	1.2	20	1.3
Total unrecognized stock-based
incentive compensation expense	$41		$39		$36

In the first quarter of 2014, a performance period from 2014-2016 was approved for certain of our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 37%, LNC stock options representing approximately 25% and LNC performance shares representing approximately 38% of the total award.  LNC RSUs granted for this period cliff-vest on the third anniversary of the grant date, based solely on a service condition.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero to 200% of the target award.  Under the 2014-2016 plan, a total of 462,231 LNC RSUs, 490,852 LNC stock options and 182,149 LNC performance shares were granted.

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

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Weighted-average fair value per option granted	$12.95	$7.39	$8.35
Assumptions:
Dividend yield	2.2%	2.4%	1.9%
Expected volatility	33.2%	34.1%	42.0%
Risk-free interest rate	0.9-1.8%	0.6-0.9%	0.9-1.2%
Expected life (in years)	5.4	5.6	5.8

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

Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2013	1,176,974	$45.84
Granted – original	88,311	50.37
Exercised (includes shares tendered)	(133,044)	34.14
Forfeited or expired	(60,494)	40.46
Outstanding as of December 31, 2014	1,071,747	$47.93	2.96	$10

Vested or expected to vest as of December 31, 2014 (1)	1,016,926	$48.31	2.93	$10

Exercisable as of December 31, 2014	962,105	$48.73	2.90	$9

(1)	Includes estimated forfeitures.

The total fair value of options with performance conditions vested during each of the years ended December 31, 2014, 2013 and 2012,  was $1 million.  The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $2 million, $1 million and zero, respectively.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2013	4,928,353	$38.18
Granted – original	490,852	50.80
Exercised (includes shares tendered)	(1,333,102)	39.97
Forfeited or expired	(162,410)	47.26
Outstanding as of December 31, 2014	3,923,693	$38.65	5.87	$79

Vested or expected to vest as of December 31, 2014 (1)	3,642,758	$39.03	5.69	$72

Exercisable as of December 31, 2014	2,571,235	$39.99	4.57	$49

(1)	Includes estimated forfeitures.

The total fair value of options with service conditions vested during the years ended December 31, 2014, 2013 and 2012, was $7 million, $6 million and $4 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $18 million, $6 million and zero, respectively.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2013	710,692	$32.74
Granted	182,149	54.68
Vested	(180,307)	36.33
Forfeited	(10,108)	37.74
Nonvested as of December 31, 2014	702,426	$37.36

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

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  The SARs liability as of December 31, 2014 and 2013,  was $5 million and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Weighted-average fair value per SAR granted	$13.64	$7.47	$8.91
Assumptions:
Dividend yield	1.5%	2.2%	1.4%
Expected volatility	32.7%	30.5%	40.7%
Risk-free interest rate	1.7%	1.0%	1.3%
Expected life (in years)	5.0	5.0	5.0

The assumptions above are the same as those discussed for options above, except the dividend yield is based on the current dividend rate at the date of grant, expected volatility is based on the implied volatility of exchange-traded securities and the expected life represents the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2013	354,043	$29.00
Granted – original	62,887	50.41
Exercised (includes shares tendered)	(93,532)	24.86
Forfeited or expired	(15,439)	35.82
Outstanding as of December 31, 2014	307,959	$34.28	2.53	$7

Vested or expected to vest as of December 31, 2014 (1)	292,889	$34.20	2.50	$7

Exercisable as of December 31, 2014	171,114	$31.28	1.89	$5

(1)	Includes estimated forfeitures.

The payment for SARs exercised during the years ended December 31, 2014, 2013  and 2012, was $2 million, $1 million and zero, respectively.

RSUs

We award RSUs under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our RSUs was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2013	1,630,407	$28.24
Granted	462,231	50.95
Vested	(464,572)	29.74
Forfeited	(100,391)	33.43
Outstanding as of December 31, 2014	1,527,675	$34.30

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities:  LNL, First Penn-Pacific Life Insurance Company (“FPP”), Lincoln Reinsurance Company of South Carolina, Lincoln Life & Annuity Company of New York (“LLANY”), Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont II, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV and Lincoln Reinsurance Company of Vermont V.

	As of December 31,
	2014	2013
U.S. capital and surplus	$8,200	$7,484

	For the Years Ended December 31,
	2014	2013	2012
U.S. net gain (loss) from operations, after-tax	$1,225	$494	$736
U.S. net income (loss)	1,456	561	681
U.S. dividends to LNC holding company	785	725	635

The increase in statutory net income (loss) when comparing 2014 to 2013 was due primarily to the recapture of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer, a change in estimate on reserves for certain products and a lower effective tax rate due to the use of tax credit carryforwards.

The decrease in statutory net income (loss) when comparing 2013 to 2012 was due primarily to the effects of reserve financing transactions in 2013.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York.  The Vermont insurance subsidiaries also have an accounting practice permitted by the state of Vermont that differs from that found in NAIC SAP.  Specifically, the permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2014 and 2013.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2014	2013
Calculation of reserves using the Indiana universal life method	$140	$219
Calculation of reserves using continuous CARVM	(1)	(2)
Conservative valuation rate on certain annuities	(39)	(30)
Lesser of LOC and XXX additional reserve as surplus	2,751	2,635

During the third quarter of 2013, the New York State Department of Financial Services (“NYDFS”) announced that it would not recognize the NAIC revisions to Actuarial Guideline 38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY.  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  We  began phasing in the increase in reserves over five years beginning in 2013.  As of December 31, 2014, we have increased reserves by $180 million.  The additional increase in reserves over the next three years is subject to ongoing discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.  Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC.  The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake.  As of December 31, 2014, the combined RBC ratio of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC was in excess of five times the aforementioned company action level.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York domiciled insurance company, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect our domestic insurance subsidiaries could pay dividends of approximately $1.3 billion in 2015 without prior approval from the respective state commissioner.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

21.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$86,240	$86,240	$80,078	$80,078
VIEs’ fixed maturity securities	598	598	697	697
Equity securities	231	231	201	201
Trading securities	2,065	2,065	2,282	2,282
Mortgage loans on real estate	7,574	8,038	7,210	7,386
Derivative investments (1)	1,860	1,860	881	881
Other investments	1,709	1,709	1,218	1,218
Cash and invested cash	3,919	3,919	2,364	2,364
Other assets - reinsurance recoverable	154	154	-	-
Separate account assets	125,265	125,265	117,135	117,135

Liabilities
Future contract benefits:
Indexed annuity and IUL contracts embedded derivatives	(1,170)	(1,170)	(1,048)	(1,048)
GLB reserves embedded derivatives (2)	-	-	1,244	1,244
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(699)	(699)	(809)	(809)
Account values of certain investment contracts	(29,156)	(33,079)	(29,078)	(30,574)
Short-term debt (3)	(250)	(253)	(501)	(500)
Long-term debt	(5,270)	(5,707)	(5,320)	(5,762)
Reinsurance related embedded derivatives	(150)	(150)	(108)	(108)
VIEs’ liabilities – derivative instruments	(13)	(13)	(27)	(27)
Other liabilities:
Credit default swaps	(3)	(3)	(2)	(2)
Derivative liabilities (1)	(77)	(77)	(187)	(187)
GLB reserves embedded derivatives (2)	(174)	(174)	-	-

Benefit Plans' Assets (4)	1,570	1,570	1,471	1,471

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Portions of our GLB reserves embedded derivatives are ceded to third-party reinsurance counterparties. Refer to Note 6 for additional detail.
(3)	The difference between the carrying value and fair value of short-term debt as of December 31, 2014 and 2013, related to current maturities of long-term debt.
(4)	Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for additional detail.

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

Other Investments

The carrying value of our assets classified as other investments approximates fair value.  Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs.  The inputs used to measure the fair value of our LPs and other privately held investments are classified as Level 3 within the fair value hierarchy.  Other investments also includes securities that are not LPs or other privately held investments and the inputs used to measure the fair value of these securities are classified as Level 1 within the fair value hierarchy.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2014 and 2013, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 or 2013, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2014
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$71,400	$1,953	$73,416
ABS	-	1,097	33	1,130
U.S. government bonds	399	36	-	435
Foreign government bonds	-	432	109	541
RMBS	-	4,225	1	4,226
CMBS	-	555	15	570
CLOs	-	7	368	375
State and municipal bonds	-	4,593	-	4,593
Hybrid and redeemable preferred securities	45	854	55	954
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	7	67	157	231
Trading securities	-	1,992	73	2,065
Other investments	150	-	-	150
Derivative investments (1)	-	1,356	1,231	2,587
Cash and invested cash	-	3,919	-	3,919
Other assets - reinsurance recoverable	-	-	154	154
Separate account assets	1,539	123,726	-	125,265
Total assets	$2,203	$214,857	$4,149	$221,209

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,170)	$(1,170)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(150)	-	(150)
VIEs’ liabilities – derivative instruments	-	-	(13)	(13)
Other liabilities:
Credit default swaps	-	-	(3)	(3)
Derivative liabilities (1)	-	(562)	(242)	(804)
GLB reserves embedded derivatives	-	-	(174)	(174)
Total liabilities	$-	$(1,915)	$(1,602)	$(3,517)

Benefit Plans' Assets	$116	$1,454	$-	$1,570

	As of December 31, 2013
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$66,014	$1,701	$67,775
ABS	-	1,150	10	1,160
U.S. government bonds	346	21	-	367
Foreign government bonds	-	470	79	549
RMBS	-	4,349	1	4,350
CMBS	-	708	20	728
CLOs	-	46	179	225
State and municipal bonds	-	3,891	28	3,919
Hybrid and redeemable preferred securities	40	899	66	1,005
VIEs’ fixed maturity securities	102	595	-	697
Equity AFS securities	3	37	161	201
Trading securities	-	2,230	52	2,282
Derivative investments (1)	-	340	1,518	1,858
Cash and invested cash	-	2,364	-	2,364
Separate account assets	1,767	115,368	-	117,135
Total assets	$2,318	$198,482	$3,815	$204,615

Liabilities
Future contract benefits:
Indexed annuity and IUL contracts embedded derivatives	$-	$-	$(1,048)	$(1,048)
GLB reserves embedded derivatives	-	-	1,244	1,244
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(108)	-	(108)
VIEs’ liabilities – derivative instruments	-	-	(27)	(27)
Other liabilities:
Credit default swaps	-	-	(2)	(2)
Derivative liabilities (1)	-	(912)	(252)	(1,164)
Total liabilities	$-	$(2,223)	$(85)	$(2,308)

Benefit Plans' Assets	$114	$1,357	$-	$1,471

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2014
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,701	$9	$27	$197	$19	$1,953
ABS	10	-	1	-	22	33
Foreign government bonds	79	-	5	-	25	109
RMBS	1	-	-	-	-	1
CMBS	20	-	2	(13)	6	15
CLOs	179	(3)	7	136	49	368
State and municipal bonds	28	-	1	-	(29)	-
Hybrid and redeemable
preferred securities	66	-	(1)	(5)	(5)	55
Equity AFS securities	161	4	(3)	(5)	-	157
Trading securities	52	4	8	10	(1)	73
Derivative investments	1,266	72	356	(279)	(426)	989
Other assets - reinsurance recoverable	27	127	-	-	-	154
Future contract benefits: (5)
Indexed annuity and IUL
contracts embedded derivatives	(1,048)	(210)	-	88	-	(1,170)
GLB reserves embedded derivatives	1,244	-	-	-	(1,244)	-
VIEs’ liabilities – derivative instruments (6)	(27)	14	-	-	-	(13)
Other liabilities:
Credit default swaps (7)	(2)	(1)	-	-	-	(3)
GLB reserves embedded derivatives (5)	(27)	(1,391)	-	-	1,244	(174)
Total, net	$3,730	$(1,375)	$403	$129	$(340)	$2,547

	For the Year Ended December 31, 2013
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,491	$(18)	$(2)	$316	$(86)	$1,701
ABS	14	-	1	29	(34)	10
U.S. government bonds	1	-	-	(1)	-	-
Foreign government bonds	46	-	-	33	-	79
RMBS	3	-	-	(2)	-	1
CMBS	27	1	6	(6)	(8)	20
CLOs	154	(1)	4	50	(28)	179
State and municipal bonds	32	-	(4)	-	-	28
Hybrid and redeemable
preferred securities	118	-	13	(35)	(30)	66
Equity AFS securities	87	(1)	2	73	-	161
Trading securities	56	3	(7)	(6)	6	52
Derivative investments	2,026	(681)	96	(175)	-	1,266
Future contract benefits: (5)
Indexed annuity and IUL
contracts embedded derivatives	(732)	(356)	-	40	-	(1,048)
GLB reserves embedded derivatives	(909)	2,153	-	-	-	1,244
VIEs' liabilities – derivative instruments (6)	(128)	101	-	-	-	(27)
Other liabilities – credit default swaps (7)	(11)	9	-	-	-	(2)
Total, net	$2,275	$1,210	$109	$316	$(180)	$3,730

	For the Year Ended December 31, 2012
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,830	$(27)	$33	$269	$(614)	$1,491
ABS	58	-	1	(3)	(42)	14
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	97	-	-	(5)	(46)	46
RMBS	158	(3)	3	(8)	(147)	3
CMBS	34	(11)	18	(12)	(2)	27
CLOs	102	(2)	8	61	(15)	154
State and municipal bonds	-	-	-	32	-	32
Hybrid and redeemable
preferred securities	100	(1)	24	-	(5)	118
Equity AFS securities	56	(8)	13	26	-	87
Trading securities	68	3	4	(2)	(17)	56
Derivative investments	2,470	(790)	158	188	-	2,026
Future contract benefits: (5)
Indexed annuity and IUL
contracts embedded derivatives	(399)	(136)	-	(197)	-	(732)
GLB reserves embedded derivatives	(2,217)	1,308	-	-	-	(909)
VIEs' liabilities – derivative instruments (6)	(291)	163	-	-	-	(128)
Other liabilities – credit default swaps (7)	(16)	5	-	-	-	(11)
Total, net	$2,051	$501	$262	$349	$(888)	$2,275

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2)

Transfers into or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in prior years.

(3)	Transfers into or out of Level 3 for GLB reserves embedded derivatives between future contract benefits, other assets and other liabilities on our Consolidated Balance Sheets.
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

 The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$600	$(75)	$(115)	$(51)	$(162)	$197
ABS	-	-	-	-	-	-
CMBS	-	-	-	(13)	-	(13)
CLOs	187	-	-	(46)	(5)	136
Hybrid and redeemable
preferred securities	-	(5)	-	-	-	(5)
Equity AFS securities	-	(5)	-	-	-	(5)
Trading securities	14	-	-	(4)	-	10
Derivative investments	160	(87)	(352)	-	-	(279)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(69)	-	-	157	-	88
Total, net	$892	$(172)	$(467)	$43	$(167)	$129

	For the Year Ended December 31, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$533	$(51)	$(47)	$(49)	$(70)	$316
ABS	30	-	-	(1)	-	29
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	50	-	(17)	-	-	33
RMBS	-	-	-	(2)	-	(2)
CMBS	-	-	-	(4)	(2)	(6)
CLOs	74	-	-	(24)	-	50
Hybrid and redeemable preferred
securities	-	(35)	-	-	-	(35)
Equity AFS securities	78	(5)	-	-	-	73
Trading securities	-	(3)	(1)	(2)	-	(6)
Derivative investments	152	(23)	(304)	-	-	(175)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(68)	-	-	108	-	40
Total, net	$849	$(117)	$(369)	$25	$(72)	$316

	For the Year Ended December 31, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$364	$(30)	$(6)	$(52)	$(7)	$269
ABS	-	-	-	(3)	-	(3)
Foreign government bonds	-	-	(5)	-	-	(5)
RMBS	-	-	(7)	(1)	-	(8)
CMBS	-	-	-	(12)	-	(12)
CLOs	72	-	-	(11)	-	61
State and municipal bonds	32	-	-	-	-	32
Equity AFS securities	26	-	-	-	-	26
Trading securities	-	-	-	(2)	-	(2)
Derivative investments	454	(28)	(238)	-	-	188
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(99)	-	-	(98)	-	(197)
Total, net	$849	$(58)	$(256)	$(179)	$(7)	$349

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Derivative investments (1)	$(15)	$(752)	$823
Embedded derivatives: (1)
Indexed annuity and IUL contracts
embedded derivatives	(37)	(44)	(10)
GLB reserves	(678)	2,444	1,472
VIEs’ liabilities – derivative instruments (2)	14	101	163
Credit default swaps (1)	(1)	9	6
Total, net	$(717)	$1,758	$2,454

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2014
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$475	$(456)	$19
ABS	26	(4)	22
Foreign government bonds	25	-	25
CMBS	6	-	6
CLOs	53	(4)	49
State and municipal bonds	-	(29)	(29)
Hybrid and redeemable preferred
securities	17	(22)	(5)
Trading securities	10	(11)	(1)
Derivative investments	-	(426)	(426)
Future contract benefits – GLB reserves
embedded derivatives	-	(1,244)	(1,244)
Other liabilities – GLB reserves
embedded derivatives	1,244	-	1,244
Total, net	$1,856	$(2,196)	$(340)

	For the Year Ended December 31, 2013
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$373	$(459)	$(86)
ABS		(34)	(34)
CMBS	-	(8)	(8)
CLOs	-	(28)	(28)
Hybrid and redeemable preferred securities	20	(50)	(30)
Trading securities	8	(2)	6
Total, net	$401	$(581)	$(180)

	For the Year Ended December 31, 2012
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$34	$(648)	$(614)
ABS	1	(43)	(42)
Foreign government bonds	-	(46)	(46)
RMBS	-	(147)	(147)
CMBS	5	(7)	(2)
CLOs	6	(21)	(15)
Hybrid and redeemable preferred securities	35	(40)	(5)
Trading securities	2	(19)	(17)
Total, net	$83	$(971)	$(888)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the years ended December 31, 2014, 2013 and 2012 transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out for GLB reserves embedded derivatives represent reclassifications between future contract benefits and other assets or other liabilities.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the years ended December 31, 2014, 2013 and 2012 the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2014:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,262	Discounted cash flow	Liquidity/duration adjustment (1)	0.5%	-	11.6%
ABS	64	Discounted cash flow	Liquidity/duration adjustment (1)	2.8%		3.0%
Foreign government bonds	80	Discounted cash flow	Liquidity/duration adjustment (1)	2.0%	-	3.5%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	2.1%	-	2.1%
Equity AFS and trading securities	27	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	7.3%
Other assets – reinsurance
recoverable	154	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	140%
			NPR (5)	0.00%	-	0.35%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	(1,170)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (6)			(9)
Other liabilities – GLB reserves
embedded derivatives	(174)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	140%
			NPR (5)	0.00%	-	0.35%
			Mortality rate (6)(8)			(9)
			Volatility (7)	1%	-	28%

(1)

The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(2)

The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits.  The range for indexed annuity and IUL contracts represents the lapse rates during the surrender charge period.

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

Changes in any of the significant inputs presented in the table above may result in a significant change in the fair value measurement of the asset or liability as follows:

•	Investments – An increase in the liquidity/duration adjustment input would result in a decrease in the fair value measurement.
•	Indexed annuity and IUL contracts embedded derivatives – An increase in the lapse rate or mortality rate inputs would result in a decrease in the fair value measurement.
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

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” above.

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

The Life Insurance segment focuses in the creation and protection of wealth through life insurance products, including term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs), IUL and both single and survivorship versions of UL and VUL, including corporate-owned UL and VUL insurance and bank-owned UL and VUL insurance products.

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

Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties (see Note 3 for more information) and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance; the results of certain disability income business; our run-off Institutional Pension business, the majority of which was sold on a group annuity basis; and debt costs.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
▪	Sales or disposals and impairments of securities;
▪	Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities;
▪	Changes in the fair value of the derivatives we own to hedge our GDB riders within our variable annuities;
▪	Changes in the fair value of the embedded derivatives of our GLB riders accounted for at fair value, net of the change in the fair value of the derivatives we own to hedge them; and
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

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Operating revenues:
Annuities	$3,746	$3,321	$2,975
Retirement Plan Services	1,090	1,071	1,024
Life Insurance	6,003	5,170	5,056
Group Protection	2,445	2,260	2,091
Other Operations	432	417	423
Excluded realized gain (loss), pre-tax	(165)	(274)	(39)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	3	3	4
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	1	1
Total revenues	$13,554	$11,969	$11,535

	For the Years Ended December 31,
	2014	2013	2012
Net Income (Loss)
Income (loss) from operations:
Annuities	$925	$750	$595
Retirement Plan Services	160	141	130
Life Insurance	612	544	574
Group Protection	23	71	72
Other Operations	(109)	(122)	(87)
Excluded realized gain (loss), after-tax	(106)	(178)	(25)
Gain (loss) on early extinguishment of debt, after-tax	-	-	(3)
Income (loss) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	2	2	3
Impairment of intangibles, after-tax	-	-	2
Benefit ratio unlocking, after-tax	7	36	25
Income (loss) from continuing operations, after-tax	1,514	1,244	1,286
Income (loss) from discontinued operations, after-tax	1	-	27
Net income (loss)	$1,515	$1,244	$1,313

	For the Years Ended December 31,
	2014	2013	2012
Net Investment Income
Annuities	$1,033	$1,044	$1,082
Retirement Plan Services	831	827	799
Life Insurance	2,529	2,452	2,396
Group Protection	180	165	162
Other Operations	286	266	259
Total net investment income	$4,859	$4,754	$4,698

	For the Years Ended December 31,
	2014	2013	2012
Amortization of DAC and VOBA, Net of Interest
Annuities	$362	$383	$321
Retirement Plan Services	37	48	42
Life Insurance	655	447	614
Group Protection	57	53	49
Total amortization of DAC and VOBA, net of interest	$1,111	$931	$1,026

	For the Years Ended December 31,
	2014	2013	2012
Federal Income Tax Expense (Benefit)
Annuities	$238	$177	$121
Retirement Plan Services	51	49	38
Life Insurance	295	268	264
Group Protection	12	38	39
Other Operations	(57)	(71)	(177)
Excluded realized gain (loss)	(60)	(95)	(14)
Gain (loss) on early extinguishment of debt	-	-	(2)
Reserve changes (net of related amortization)
on business sold through reinsurance	1	1	1
Impairment of intangibles	-	-	(2)
Benefit ratio unlocking	3	20	14
Total federal income tax expense (benefit)	$483	$387	$282

	As of December 31,
	2014	2013
Assets
Annuities	$130,316	$120,267
Retirement Plan Services	33,678	32,369
Life Insurance	70,493	65,639
Group Protection	4,238	3,865
Other Operations	14,652	14,805
Total assets	$253,377	$236,945

23.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Interest paid	$272	$260	$270
Income taxes paid (received)	254	10	124
Significant non-cash investing and financing transactions:
Value of stock received from stock options exercised
through stock swap transactions	$13	$5	$-
Other investments received in our repurchase program	152	-	-
Business dispositions:
Cash received (paid)	-	-	(1)
Gain (loss) on dispositions	$-	$-	$(1)

24.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2014
Total revenues	$3,176	$3,282	$3,411	$3,685
Total expenses	2,749	2,745	2,810	3,253
Income (loss) from continuing operations	329	398	439	348
Income (loss) from discontinued operations,
net of federal income taxes	-	-	-	1
Net income (loss)	329	398	439	349
Earnings (loss) per common share – basic:
Income (loss) from continuing operations	1.25	1.52	1.69	1.35
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	1.25	1.52	1.69	1.35
Earnings (loss) per common share – diluted:
Income (loss) from continuing operations	1.21	1.48	1.65	1.32
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	1.21	1.48	1.65	1.32

2013
Total revenues	$2,839	$2,999	$3,009	$3,122
Total expenses	2,534	2,581	2,567	2,656
Net income (loss)	239	317	337	351
Earnings (loss) per common share – basic:
Net income (loss)	0.89	1.19	1.28	1.34
Earnings (loss) per common share – diluted:
Net income (loss)	0.86	1.15	1.23	1.29

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

(b)Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 104 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2013,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING” and “GENERAL – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 21, 2015.

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

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION & ANALYSIS,”  “EXECUTIVE COMPENSATION TABLES” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 21, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 21, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2014, regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 19 to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a brief description of our equity compensation plans.

	Number of		Weighted-	Number of
	securities to be		average	securities remaining
	issued upon		exercise	available for future
	exercise of		price of	issuance under
	outstanding		outstanding	equity compensation
	options,		options,	plans (excluding
	warrants		warrants	securities reflected
	and rights		and rights	in column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by shareholders	8,386,533	(1)(2)	$38.91	(3) 10,896,962 (4)
Equity compensation plans not approved by shareholders	-		-	-
Total	8,386,533		$38.91	10,896,962

(1)	This amount excludes outstanding stock options assumed in connection with our acquisition of JP as follows:

•	560,474 shares to be issued upon exercise of outstanding options as of December 31, 2014, under the JP Long-Term Stock Incentive Plan with a weighted-average exercise price of $53.30; and
•	38,850 shares to be issued upon exercise of outstanding options as of December 31, 2014, under the JP Non-Employee Directors Stock Option Plan with a weighted-average exercise price of $53.60.
•	No new awards may be issued under these plans.

(2)	This amount includes the following:

•

1,404,852 representing the number of performance share awards based on the maximum number of shares potentially payable under the awards.  702,426 represents the target number of performance share awards as of December 31, 2014, as set forth in Note 19 of the Notes to the Consolidated Financial Statements, included in Item 8 of the 2014 Form 10-K.  The performance share awards have not been earned as of December 31, 2014.  The number of shares, if any, to be issued pursuant to such awards will be determined based upon performance over the applicable three-year performance period.   The performance share awards are all granted under either the LNC 2009 Amended and Restated Incentive Compensation Plan (the “2009 ICP”) or the LNC 2014 Incentive Compensation Plan (the “2014 ICP”);

•	1,527,675 outstanding restricted stock units, which were granted under the 2009 ICP or the 2014 ICP;
•	3,324,369 outstanding stock options with service conditions granted under the 2009 ICP, the 2014 ICP, or the LNC Stock Option Plan for Non-Employee Directors (the “Directors’ Option Plan”);
•	1,071,747 outstanding options with performance conditions granted under the 2009 ICP; and
•

1,057,890 outstanding deferred stock units under deferred compensation plans for our employees, directors and agents.  These outstanding deferred stock units are vested and are not included in Note 19 of the Notes to the Consolidated Financial Statements, included in Part II – Item 8 of the 2014 Form 10-K.

(3)

The price in column (b) reflects the weighted average price of all outstanding options under any plan that, as of December 31, 2014, had been granted but not forfeited, expired or exercised.  Performance shares, restricted stock units, and deferred stock units are not included in determining the weighted average in column (b) because they have no exercise price.

(4)	Includes up to:

•	2,356,777 securities available for issuance in connection with awards under the 2009 ICP;
•	8,069,930 securities available for issuance in connection with awards under the 2014 ICP;
•	165,153 securities available for issuance in connection with stock options under the Directors’ Option Plan; and
•	305,102 securities available for issuance in connection with deferred stock units under the LNC Deferred Compensation Plan for Non-Employee Directors.

Shares that may be issued in payment of awards granted under the 2009 ICP, other than stock options, reduce the number of securities remaining available for future issuance at a ratio of 1.63 to 1.  Shares that may be issued in payment of awards granted under the 2014 ICP reduce the number of securities remaining available for future issuance at a ratio of 1 to 1.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 21, 2015.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 21, 2015.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012

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

LINCOLN NATIONAL CORPORATION

Dated: February 26, 2015	By:	/s/ Randal J. Freitag
Randal J. Freitag
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

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

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” on page 39 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2014
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$379	$435	$435
Asset-backed securities	1,491	1,536	1,536
States, municipalities and political subdivisions	3,723	4,593	4,593
Mortgage-backed securities	4,533	4,796	4,796
Foreign governments	473	541	541
Public utilities	11,356	12,786	12,786
All other corporate bonds	55,768	60,599	60,599
Hybrid and redeemable preferred securities	886	954	954
Variable interest entities	587	598	598
Total available-for-sale fixed maturity securities	79,196	86,838	86,838

Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	191	195	195
Nonredeemable preferred securities	25	36	36
Total available-for-sale equity securities	216	231	231
Trading securities	1,764	2,065	2,065
Mortgage loans on real estate	7,574	8,038	7,574
Real estate	20	N/A	20
Policy loans	2,670	N/A	2,670
Derivative investments (2)	1,722	1,860	1,860
Other investments	1,709	1,709	1,709
Total investments	$94,871		$102,967

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.
(2)	Derivative investment assets were offset by $77 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As of December 31,
	2014	2013

ASSETS
Investments in subsidiaries (1)	$18,488	$15,782
Derivative investments	298	264
Other investments	5	55
Cash and invested cash	666	1,558
Loans and accrued interest to subsidiaries (1)	2,495	2,995
Other assets	47	54
Total assets	$21,999	$20,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common dividends payable	$51	$42
Short-term debt	250	501
Long-term debt	5,021	5,571
Loans from subsidiaries (1)	453	460
Payables for collateral on investments	96	374
Other liabilities	388	308
Total liabilities	6,259	7,256

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized	6,622	6,876
Retained earnings	6,022	5,013
Accumulated other comprehensive income (loss)	3,096	1,563
Total stockholders’ equity	15,740	13,452
Total liabilities and stockholders’ equity	$21,999	$20,708

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Dividends from subsidiaries (1)	$791	$725	$635
Interest from subsidiaries (1)	125	128	128
Net investment income	1	-	1
Realized gain (loss)	1	(9)	(6)
Other revenues	-	5	25
Total revenues	918	849	783
Expenses
Operating and administrative	39	46	10
Interest – subsidiaries (1)	6	5	5
Interest – other	280	282	291
Total expenses	325	333	306
Income (loss) before federal income taxes, equity in income (loss) of
subsidiaries, less dividends	593	516	477
Federal income tax expense (benefit)	(77)	(73)	(85)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	670	589	562
Equity in income (loss) of subsidiaries, less dividends	845	655	751
Net income (loss)	1,515	1,244	1,313
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	1,688	(2,457)	1,119
Unrealized other-than-temporary impairment on available-for-sale securities	20	29	2
Unrealized gain (loss) on derivatives instruments	(117)	93	44
Foreign currency translation adjustment	2	(1)	(5)
Funded status of employee benefit plans	(60)	91	(32)
Total other comprehensive income (loss), net of tax	1,533	(2,245)	1,128
Comprehensive income (loss)	$3,048	$(1,001)	$2,441

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$1,515	$1,244	$1,313
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries greater than distributions (1)	(845)	(655)	(751)
Realized (gain) loss	(1)	9	6
Change in federal income tax accruals	(32)	63	170
(Gain) loss on early extinguishment of debt	-	-	5
Other	(1)	(10)	(13)
Net cash provided by (used in) operating activities	636	651	730

Cash Flows from Investing Activities
Sales or maturities of investments	50	-	-
Investment acquisition	-	(25)	-
Capital contribution to subsidiaries (1)	(5)	(75)	-
Increase (decrease) in payables for collateral on investments	(278)	315	73
Net cash provided by (used in) investing activities	(233)	215	73

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(500)	-	(320)
Issuance of long-term debt, net of issuance costs	-	400	300
Increase (decrease) in loans from subsidiaries, net (1)	(7)	405	(3)
Increase (decrease) in loans to subsidiaries, net (1)	-	(410)	20
Common stock issued for benefit plans and excess tax benefits	32	32	5
Repurchase of common stock	(650)	(450)	(493)
Dividends paid to common and preferred stockholders	(170)	(129)	(90)
Net cash provided by (used in) financing activities	(1,295)	(152)	(581)
Net increase (decrease) in cash and invested cash	(892)	714	222
Cash and invested cash as of beginning-of-year	1,558	844	622
Cash and invested cash as of end-of-year	$666	$1,558	$844

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2014
Annuities	$3,062	$1,569	$-	$21,070	$173
Retirement Plan Services	148	2	-	16,223	-
Life Insurance	4,749	10,347	-	37,280	558
Group Protection	248	2,249	-	183	2,252
Other Operations	-	5,890	-	756	5
Total	$8,207	$20,057	$-	$75,512	$2,988

	As of or For the Year Ended December 31, 2013
Annuities	$2,770	$138	$-	$21,269	$116
Retirement Plan Services	173	-	-	15,310	-
Life Insurance	5,713	9,058	-	36,997	486
Group Protection	230	2,033	-	200	2,084
Other Operations	-	6,022	-	772	1
Total	$8,886	$17,251	$-	$74,548	$2,687

	As of or For the Year Ended December 31, 2012
Annuities	$2,092	$2,339	$-	$21,108	$98
Retirement Plan Services	102	3	-	14,712	-
Life Insurance	4,281	9,177	-	35,365	441
Group Protection	192	1,882	-	223	1,919
Other Operations	-	6,379	-	810	4
Total	$6,667	$19,780	$-	$72,218	$2,462

(1)	Unearned premiums are included in Column E, other contract holder funds.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2014
Annuities	$1,034	$959	$365	$1,252	$-
Retirement Plan Services	830	474	37	368	-
Life Insurance	2,530	3,783	655	658	-
Group Protection	180	1,778	57	574	-
Other Operations	285	217	-	380	-
Total	$4,859	$7,211	$1,114	$3,232	$-

	As of or For the Year Ended December 31, 2013
Annuities	$1,044	$835	$390	$1,113	$-
Retirement Plan Services	827	470	48	363	-
Life Insurance	2,452	3,283	447	628	-
Group Protection	165	1,562	53	537	-
Other Operations	266	222	-	387	-
Total	$4,754	$6,372	$938	$3,028	$-

	As of or For the Year Ended December 31, 2012
Annuities	$1,082	$868	$325	$1,018	$-
Retirement Plan Services	799	451	42	363	-
Life Insurance	2,396	2,982	614	619	-
Group Protection	162	1,447	48	485	-
Other Operations	259	260	-	432	-
Total	$4,698	$6,008	$1,029	$2,917	$-

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2014
Individual life insurance in force (1)	$1,034,800	$292,800	$1,500	$743,500	0.2%
Premiums:
Life insurance and annuities (2)	7,579	1,381	7	6,205	0.1%
Accident and health insurance	1,485	29	-	1,456	0.0%
Total premiums	$9,064	$1,410	$7	$7,661

	As of or For the Year Ended December 31, 2013
Individual life insurance in force (1)	$990,600	$313,200	$1,700	$679,100	0.3%
Premiums:
Life insurance and annuities (2)	6,644	1,247	8	5,405	0.1%
Accident and health insurance	1,379	28	-	1,351	0.0%
Total premiums	$8,023	$1,275	$8	$6,756

	As of or For the Year Ended December 31, 2012
Individual life insurance in force (1)	$929,100	$323,300	$2,000	$607,800	0.3%
Premiums:
Life insurance and annuities (2)	6,113	1,164	9	4,958	0.2%
Accident and health insurance	1,266	26	-	1,240	0.0%
Total premiums	$7,379	$1,190	$9	$6,198

(1)	Includes Group Protection segment and Other Operations in-force amounts.
(2)	Includes insurance fees on universal life and other interest-sensitive products.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 8, 2013.

3.2	Amended and Restated Bylaws of LNC (effective May 23, 2013) are incorporated by reference to Exhibit 3.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2013.

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

4.5

Fourth Supplemental Junior Subordinated Indenture, dated as of November 1, 2006, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2006.

4.6

Fifth Supplemental Junior Subordinated Indenture, dated as of March 13, 2007, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.7	Senior Indenture, dated as of March 10, 2009, between LNC and the Bank of New York Mellon, is incorporated by reference to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.

4.8

Junior Subordinated Indenture, dated as of March 10, 2009, between LNC and the Bank of New York Mellon, is incorporated by reference to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.

4.9	Form of 7.00% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.10	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.11	Form of 6.15% Senior Notes due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.12	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.13	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.14	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.15	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.

4.16	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.17	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.18	Form of 4.85% Senior Notes due 2021 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.

4.19	Form of 4.20% Senior Notes due 2022 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 29, 2012.

4.20	Form of 4.00% Senior Notes due 2023 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

10.2

LNC 2009 Amended and Restated Incentive Compensation Plan (as amended and restated on May 14, 2009) is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 9, 2009.*

10.3

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

10.6	2015 Non-Employee Director Fees are filed herewith.*

10.7	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.8	The Severance Plan for Officers of LNC is incorporated by reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.9	Amendment No. 1 to The Severance Plan for Officers of LNC is incorporated by reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.10	Amendment No. 2 to The Severance Plan for Officers of LNC is incorporated by reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.11	Amendment No. 3 to The Severance Plan for Officers of LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2012.*

10.12	Amendment No. 4 to The Severance Plan for Officers of LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2012.*

10.13	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.14

LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective December 31, 2013, is incorporated by reference to Exhibit 10.13 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2013.*

10.15	Amendment No. 1 to the LNC Deferred Compensation & Supplemental/Excess Retirement Plan, dated December 18, 2014, is filed herewith.*

10.16	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

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

10.20	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

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

10.25	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.26	Form of Restricted Stock Unit Award Agreement is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.27	Form of Non-Qualified Stock Option Award Agreement is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.28	Amendment #1 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2104, is filed herewith.*

10.29	Amendment #2 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2104, is filed herewith.*

10.30

Form of 2014-2016 Performance Cycle Agreement for the Senior Management Committee and the Corporate Leadership Group under the LNC 2009 Amended and Restated Incentive Compensation Plan is incorporated by Reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2014.*

10.31

Form of 2012-2014 Performance Cycle Agreement for the CEO under the LNC 2009 Amended and Restated Incentive Compensation Plan is incorporated by Reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2014.*

10.32

Form of 2012-2014 Performance Cycle Agreement under the LNC 2009 Amended and Restated Incentive Compensation Plan is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.33

LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.34

Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.35

Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iv) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.36

Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.37

Jefferson Pilot Corporation forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.2 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.38

Jefferson Pilot Corporation forms of stock option terms for officers are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.1 of  Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.39

Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.55 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.40

Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

10.41

First Amendment of Lease, dated as of June 16, 2006, between Trona Cogeneration Corporation and The Lincoln National Life Insurance Company, is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

10.42

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

10.45

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.***

10.46

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