Form 10-Q
period 2015-03-31
LINCOLN NATIONAL CORP
filed 2015-04-30
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, there were 253,021,877 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2015 – $80,230; 2014 – $78,609)	$88,813	$86,240
Variable interest entities’ fixed maturity securities (amortized cost: 2015 – $588; 2014 – $587)	598	598
Equity securities (cost: 2015 – $192; 2014 – $216)	210	231
Trading securities	2,077	2,065
Mortgage loans on real estate	7,654	7,574
Real estate	19	20
Policy loans	2,664	2,670
Derivative investments	2,095	1,860
Other investments	1,885	1,709
Total investments	106,015	102,967
Cash and invested cash	3,487	3,919
Deferred acquisition costs and value of business acquired	8,156	8,207
Premiums and fees receivable	452	473
Accrued investment income	1,129	1,049
Reinsurance recoverables	5,598	5,730
Funds withheld reinsurance assets	646	649
Goodwill	2,273	2,273
Other assets	2,901	2,845
Separate account assets	127,828	125,265
Total assets	$258,485	$253,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$20,468	$20,057
Other contract holder funds	75,663	75,512
Short-term debt	250	250
Long-term debt	5,627	5,270
Reinsurance related embedded derivatives	165	150
Funds withheld reinsurance liabilities	717	764
Deferred gain on business sold through reinsurance	153	171
Payables for collateral on investments	5,046	4,409
Variable interest entities’ liabilities	5	13
Other liabilities	6,340	5,776
Separate account liabilities	127,828	125,265
Total liabilities	242,262	237,637

Contingencies and Commitments (See Note 8)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 252,928,502 and 256,551,440 shares
issued and outstanding as of March 31, 2015, and December 31, 2014, respectively	6,493	6,622
Retained earnings	6,077	6,022
Accumulated other comprehensive income (loss)	3,653	3,096
Total stockholders’ equity	16,223	15,740
Total liabilities and stockholders’ equity	$258,485	$253,377

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2015	2014
Revenues
Insurance premiums	$790	$739
Fee income	1,222	1,098
Net investment income	1,187	1,208
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(20)	(10)
Portion of loss recognized in other comprehensive income	7	7
Net other-than-temporary impairment losses on securities recognized in earnings	(13)	(3)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(35)	(15)
Total realized gain (loss)	(48)	(18)
Amortization of deferred gain on business sold through reinsurance	18	19
Other revenues	135	130
Total revenues	3,304	3,176
Expenses
Interest credited	625	633
Benefits	1,236	1,078
Commissions and other expenses	1,013	971
Interest and debt expense	68	67
Total expenses	2,942	2,749
Income (loss) before taxes	362	427
Federal income tax expense (benefit)	62	98
Net income (loss)	300	329
Other comprehensive income (loss), net of tax	557	890
Comprehensive income (loss)	$857	$1,219

Net Income (Loss) Per Common Share
Basic	$1.17	$1.25
Diluted	1.15	1.21

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2015	2014

Common Stock
Balance as of beginning-of-year	$6,622	$6,876
Stock compensation/issued for benefit plans	27	7
Retirement of common stock/cancellation of shares	(156)	(78)
Balance as of end-of-period	6,493	6,805

Retained Earnings
Balance as of beginning-of-year	6,022	5,013
Net income (loss)	300	329
Retirement of common stock	(194)	(72)
Common stock dividends declared (2015 – $0.20; 2014 – $0.16)	(51)	(42)
Balance as of end-of-period	6,077	5,228

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,096	1,563
Other comprehensive income (loss), net of tax	557	890
Balance as of end-of-period	3,653	2,453
Total stockholders’ equity as of end-of-period	$16,223	$14,486

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$300	$329
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(42)	(95)
Trading securities purchases, sales and maturities, net	12	11
Change in premiums and fees receivable	21	(84)
Change in accrued investment income	(80)	(87)
Change in future contract benefits and other contract holder funds	162	233
Change in reinsurance related assets and liabilities	(178)	21
Change in federal income tax accruals	(28)	48
Realized (gain) loss	48	18
Amortization of deferred gain on business sold through reinsurance	(18)	(19)
Other	99	(112)
Net cash provided by (used in) operating activities	296	263

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,629)	(2,061)
Sales of available-for-sale securities	142	160
Maturities of available-for-sale securities	1,041	1,158
Purchases of other investments	(3,646)	(538)
Sales or maturities of other investments	3,455	645
Increase (decrease) in payables for collateral on investments	634	281
Other	(32)	(22)
Net cash provided by (used in) investing activities	(1,035)	(377)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(500)
Issuance of long-term debt, net of issuance costs	298	-
Deposits of fixed account values, including the fixed portion of variable	2,464	2,481
Withdrawals of fixed account values, including the fixed portion of variable	(1,408)	(1,443)
Transfers to and from separate accounts, net	(657)	(743)
Common stock issued for benefit plans and excess tax benefits	12	(4)
Repurchase of common stock	(350)	(150)
Dividends paid to common stockholders	(52)	(42)
Net cash provided by (used in) financing activities	307	(401)

Net increase (decrease) in cash and invested cash	(432)	(515)
Cash and invested cash as of beginning-of-year	3,919	2,364
Cash and invested cash as of end-of-period	$3,487	$1,849

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2014 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.  All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) and the impact of the adoption on our financial statements:

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects

This standard permits an entity to make an accounting policy to use the proportional amortization method of accounting to recognize investments in qualified affordable housing projects, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Entities that previously applied the effective yield method to investments in qualified affordable housing prior to the adoption of this standard may continue to apply the effective yield method to those pre-existing investments.

		January 1, 2015	The adoption of this ASU did not have an effect on our consolidated financial condition and results of operations.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures

This standard eliminates a distinction in current GAAP related to certain repurchase agreements, and amends current GAAP to require repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings; consistent with the accounting for other repurchase agreements.  The standard also includes new disclosure requirements related to transfers accounted for as sales that are economically similar to repurchase agreements and information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The new disclosures are not required for comparative periods before the effective date.

		January 1, 2015, except for disclosures related to collateral pledged which will be adopted for the interim period ending June 30, 2015	The adoption of this ASU did not have an effect on our consolidated financial condition and results of operations.

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

ASU 2014-16 Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

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
ASU 2015-02, Amendments to the Consolidation Analysis

This standard is intended to improve consolidation accounting guidance related to limited partnerships, limited liability corporations and securitization structures.  The new standard includes changes to existing consolidation models that will eliminate the presumption that a general partner should consolidate a limited partnership, clarify when fees paid to a decision maker should be a factor in the variable interest entities (“VIEs”) consolidation evaluation and reduce the VIEs consolidation models from two to one by eliminating the indefinite deferral for certain investment funds.  Early adoption is permitted including adoption in an interim period.

		January 1, 2016	We are currently evaluating the impact of adopting this standard on our consolidated financial condition and results of operations.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs

Under current accounting guidance, debt issuance costs are recognized as a deferred charge in the balance sheet.  This amendment requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt.  This standard does not change the recognition and measurement requirements related to debt issuance costs.  Early adoption of this standard is permitted and retrospective application is required for all periods presented in the financial statements.

		January 1, 2016	We will appropriately classify all of our debt issuance costs in accordance with this ASU as of the required effective date.
ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

This standard clarifies the accounting requirements for recognizing cloud computing arrangements.  If an entity purchases a software license through a cloud computing arrangement, the software license should be accounted for in a manner consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract.  Early adoption of this standard is permitted and the amendments can be adopted either prospectively or retrospectively.

		January 1, 2016	We are currently evaluating the impact of adopting this standard on our consolidated financial condition and results of operations.

3.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2014 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of March 31, 2015:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.21%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BBB+	BB
Current rating of underlying reference obligations	AA - B	AAA - CCC
Number of defaults in underlying reference obligations	3	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying reference obligations by industry and rating as of March 31, 2015:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	6.4%	2.1%	0.0%	0.0%	0.0%	10.6%
Telecommunications	0.0%	0.0%	3.5%	6.1%	0.9%	0.5%	0.0%	11.0%
Oil and gas	0.3%	2.1%	1.3%	3.4%	0.9%	0.0%	0.0%	8.0%
Utilities	0.0%	0.0%	1.6%	3.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	2.2%	1.2%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.1%	0.7%	0.0%	0.0%	0.0%	2.8%
Sovereign	0.0%	0.7%	1.6%	0.7%	0.3%	0.0%	0.0%	3.3%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.5%	1.1%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.1%	14.2%	17.4%	5.8%	0.7%	0.3%	42.5%
Total	0.6%	13.5%	37.7%	36.6%	10.1%	1.2%	0.3%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2015			As of December 31, 2014
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$598	N/A	$-	$598
Total return swap	1	419	-	1	423	-
Total assets (1)	1	$419	$598	1	$423	$598

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$5	2	$600	$13
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$5	4	$600	$13

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities underlying these VIEs, see Note 4.

As described more fully in Note 1 of our 2014 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of March  31, 2015.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Non-Qualifying Hedges
Credit default swaps	$8	$5
Contingent forwards	-	-
Total non-qualifying hedges (1)	$8	$5

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2014 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

Qualified Affordable Housing Projects

We invest in certain limited partnerships (“LPs”) that operate qualified affordable housing projects that we have concluded are VIEs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  We receive returns from the LPs in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were less than $1 million for the three months ended March 31, 2015 and 2014.  The carrying amount of our investments in qualified affordable housing projects is recognized in other investments on our Consolidated Balance Sheets and was $57 million and $60 million as of March 31, 2015, and December 31, 2014, respectively.  Our exposure to loss is limited to the capital we invest in the LPs, and we do not have any contingent commitments to provide additional capital funding to these LPs.  There have been no indicators of impairment that would require us to recognize an impairment loss related to these LPs due to forfeiture, ineligibility of tax credits or for any other circumstances as of March 31, 2015.

4.  Investments

AFS Securities

See Note 1 in our 2014 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2015
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$68,807	$7,482	$320	$59	$75,910
Asset-backed securities ("ABS")	1,097	91	-	35	1,153
U.S. government bonds	388	65	1	-	452
Foreign government bonds	481	80	-	-	561
Residential mortgage-backed securities ("RMBS")	3,910	283	4	17	4,172
Commercial mortgage-backed securities ("CMBS")	485	26	-	9	502
Collateralized loan obligations ("CLOs")	420	4	-	1	423
State and municipal bonds	3,783	927	5	-	4,705
Hybrid and redeemable preferred securities	859	114	38	-	935
VIEs’ fixed maturity securities	588	10	-	-	598
Total fixed maturity securities	80,818	9,082	368	121	89,411
Equity securities	192	18	-	-	210
Total AFS securities	$81,010	$9,100	$368	$121	$89,621

	As of December 31, 2014
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$67,153	$6,714	$409	$42	$73,416
ABS	1,087	86	1	42	1,130
U.S. government bonds	379	56	-	-	435
Foreign government bonds	473	68	-	-	541
RMBS	3,979	268	3	18	4,226
CMBS	554	27	-	11	570
CLOs	375	2	2	-	375
State and municipal bonds	3,723	874	4	-	4,593
Hybrid and redeemable preferred securities	886	108	40	-	954
VIEs’ fixed maturity securities	587	11	-	-	598
Total fixed maturity securities	79,196	8,214	459	113	86,838
Equity securities	216	16	1	-	231
Total AFS securities	$79,412	$8,230	$460	$113	$87,069

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2015, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,376	$2,428
Due after one year through five years	17,020	18,476
Due after five years through ten years	21,991	23,187
Due after ten years	32,931	38,472
Subtotal	74,318	82,563
Structured securities (ABS, MBS, CLOs)	6,500	6,848
Total fixed maturity AFS securities	$80,818	$89,411

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2015
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$4,932	$224	$1,617	$155	$6,549	$379
ABS	72	2	280	33	352	35
U.S. government bonds	15	1	-	-	15	1
RMBS	640	11	139	10	779	21
CMBS	-	-	13	9	13	9
CLOs	4	-	68	1	72	1
State and municipal bonds	30	1	30	4	60	5
Hybrid and redeemable
preferred securities	16	-	172	38	188	38
Total fixed maturity securities	5,709	239	2,319	250	8,028	489
Equity securities	-	-	-	-	-	-
Total AFS securities	$5,709	$239	$2,319	$250	$8,028	$489

Total number of AFS securities in an unrealized loss position						801

	As of December 31, 2014
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$4,799	$207	$4,465	$244	$9,264	$451
ABS	91	2	323	41	414	43
RMBS	447	7	241	14	688	21
CMBS	121	1	19	10	140	11
CLOs	110	1	70	1	180	2
State and municipal bonds	6	-	26	4	32	4
Hybrid and redeemable
preferred securities	31	-	176	40	207	40
Total fixed maturity securities	5,605	218	5,320	354	10,925	572
Equity securities	37	1	-	-	37	1
Total AFS securities	$5,642	$219	$5,320	$354	$10,962	$573

Total number of AFS securities in an unrealized loss position						1,019

For information regarding our investments in VIEs, see Note 3.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2014 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of March 31, 2015
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,183	$1,127	$56
AFS securities backed by pools of commercial mortgages	21	12	9
Total	$1,204	$1,139	$65

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$982	$928	$54
AFS securities backed by pools of commercial mortgages	7	6	1
Total	$989	$934	$55

	As of December 31, 2014
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,113	$1,050	$63
AFS securities backed by pools of commercial mortgages	151	140	11
Total	$1,264	$1,190	$74

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$985	$924	$61
AFS securities backed by pools of commercial mortgages	13	12	1
Total	$998	$936	$62

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2015
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$147	$42	$23	41
Six months or greater, but less than nine months	40	20	2	9
Twelve months or greater	133	33	48	61
Total	$320	$95	$73	111

	As of December 31, 2014
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$48	$19	$-	12
Six months or greater, but less than nine months	8	7	-	3
Twelve months or greater	242	72	59	82
Total	$298	$98	$59	97

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased by $84 million for the three months ended March 31, 2015.  As discussed further below, we believe the unrealized loss position as of March 31, 2015, did not represent OTTI as (i) we did not intend to sell the fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of March 31, 2015, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2015, the unrealized losses associated with our corporate bond securities were attributable primarily to changes in interest, widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each security.

As of March 31, 2015,  the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to collateral losses and credit spreads.  We assessed credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily impaired security.

As of March 31, 2015,  the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Balance as of beginning-of-year	$380	$404
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	13	-
Credit losses on securities for which an OTTI was previously recognized	2	4
Decreases attributable to:
Securities sold, paid down or matured	(13)	-
Balance as of end-of-period	$382	$408

During the three months ended March 31, 2015 and 2014, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of March 31, 2015
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$87	$4	$29	$62	$31
ABS	227	33	18	242	109
RMBS	431	25	7	449	192
CMBS	44	5	9	40	50
Total	$789	$67	$63	$793	$382

	As of December 31, 2014
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$38	$5	$9	$34	$20
ABS	232	32	23	241	108
RMBS	447	26	7	466	190
CMBS	46	4	10	40	62
Total	$763	$67	$49	$781	$380

Mortgage Loans on Real Estate

See Note 1 in our 2014 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 23%  and 9%, respectively, of mortgage loans on real estate as of March 31, 2015, and December 31, 2014.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	March 31,	December 31,
	2015	2014
Current	$7,648	$7,565
60 to 90 days past due	-	-
Greater than 90 days past due	5	8
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Unamortized premium (discount)	4	4
Total carrying value	$7,654	$7,574

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2015	2014
Number of impaired mortgage loans on real estate	3	3

Principal balance of impaired mortgage loans on real estate	$26	$26
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Carrying value of impaired mortgage loans on real estate	$23	$23

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2015	2014
Balance as of beginning-of-year	$3	$3
Additions	-	-
Charge-offs, net of recoveries	-	-
Balance as of end-of-period	$3	$3

The average carrying value of the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Average carrying value for impaired mortgage loans on real estate	$23	$24
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

As described in Note 1 in our 2014 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of March 31, 2015			As of December 31, 2014
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$6,749	88.1%	1.92	$6,596	87.1%	1.90
65% to 74%	565	7.4%	1.54	631	8.3%	1.55
75% to 100%	310	4.1%	0.78	316	4.2%	0.77
Greater than 100%	30	0.4%	0.77	31	0.4%	0.77
Total mortgage loans on real estate	$7,654	100.0%		$7,574	100.0%

Alternative Investments

As of March 31, 2015, and December 31, 2014, alternative investments included investments in 171 and 156 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Fixed maturity AFS securities: (1)
Gross gains	$2	$8
Gross losses	(16)	(6)
Equity AFS securities:
Gross gains	-	-
Gross losses	-	-
Gain (loss) on other investments	(7)	-
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(6)	(7)
Total realized gain (loss) related to certain investments, pre-tax	$(27)	$(5)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(11)	$-
ABS	(2)	(3)
RMBS	(2)	(2)
Gross OTTI recognized in net income (loss)	(15)	(5)
Associated amortization of DAC, VOBA, DSI and DFEL	2	2
Net OTTI recognized in net income (loss), pre-tax	$(13)	$(3)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$9	$7
Change in DAC, VOBA, DSI and DFEL	(2)	-
Net portion of OTTI recognized in OCI, pre-tax	$7	$7

Determination of Credit Losses on Corporate Bonds and ABS

As of March 31, 2015, and December 31, 2014, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs. The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2015, and December 31, 2014,  95% and 96%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2015, and December 31, 2014, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.5 billion and $3.3 billion, respectively, and a fair value of $3.5 billion and $3.2 billion, respectively.  As of March 31, 2015, and December 31, 2014,  92% and 88%, respectively, of the fair value of our ABS portfolio was rated investment grade.  As of March 31, 2015, and December 31, 2014, the portion of our ABS portfolio rated below investment grade had an amortized cost of $191 million and $193 million, respectively, and fair value of $178 million and $176 million, respectively.  Based upon the analysis discussed above, we believe as of March 31, 2015, and December 31, 2014, that we would recover the amortized cost of each fixed maturity security.

Determination of Credit Losses on MBS

As of March 31, 2015, and December 31, 2014, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between approximately 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of March 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$2,051	$2,051	$1,673	$1,673
Securities pledged under securities lending agreements (2)	204	193	204	196
Securities pledged under repurchase agreements (3)	616	672	607	666
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,175	3,156	1,925	3,151
Total payables for collateral on investments	$5,046	$6,072	$4,409	$5,686

(1)

We obtain collateral based upon contractual provisions with our counterparties.  These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash.  See Note 5 for additional information.

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

(4)

Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets.  The FHLBI overcollateralization requirements for the assets that we pledge are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the unpaid principal balance for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2015	2014
Collateral payable for derivative investments	$378	$308
Securities pledged under securities lending agreements	-	(27)
Securities pledged under repurchase agreements	9	(150)
Investments pledged for FHLBI	250	150
Total increase (decrease) in payables for collateral on investments	$637	$281

Investment Commitments

As of March 31, 2015, our investment commitments were $1.7 billion, which included $717 million of mortgage loans on real estate, $675 million of LPs, and $275 million of private debt investments.

Concentrations of Financial Instruments

As of March 31, 2015, and December 31, 2014, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $2.2 billion, or 2% of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $1.4 billion, or 1% of our invested assets portfolio.

As of March 31, 2015, and December 31, 2014, our most significant investments in one industry were our investment securities in the utilities industry with a fair value of $13.2 billion and $12.8 billion, respectively, or 12% and 13%, respectively, of our invested assets portfolio, and our investment securities in the consumer non-cyclical industry with a fair value of $12.3 billion and $11.7 billion, respectively, or 12%  and 11%, respectively, of our invested assets portfolio.  These concentrations include both AFS and trading securities.

5.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  See Note 1 in our 2014 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2014 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy, which information is incorporated herein by reference.  See Note 12 for additional disclosures related to the fair value of our derivative instruments and Note 3 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2015			As of December 31, 2014
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,111	$377	$84	$3,554	$408	$198
Foreign currency contracts (1)	642	71	7	642	45	21
Total cash flow hedges	3,753	448	91	4,196	453	219
Fair value hedges:
Interest rate contracts (1)	1,540	315	230	875	259	-
Non-Qualifying Hedges
Interest rate contracts (1)	62,982	1,456	396	54,401	989	342
Foreign currency contracts (1)	8	-	-	68	-	-
Equity market contracts (1)	24,364	835	334	24,310	886	243
Credit contracts (2)	126	-	3	126	-	3
Embedded derivatives:
Guaranteed living benefit reserves (2)	-	-	552	-	-	174
Reinsurance related (3)	-	-	165	-	-	150
Indexed annuity and IUL contracts (4)	-	-	1,180	-	-	1,170
Total derivative instruments	$92,773	$3,054	$2,951	$83,976	$2,587	$2,301

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2015
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,480	$39,859	$11,284	$12,797	$1,213	$67,633
Foreign currency contracts (2)	38	126	276	210	-	650
Equity market contracts	14,513	5,303	4,338	18	192	24,364
Credit contracts	-	126	-	-	-	126
Total derivative instruments
with notional amounts	$17,031	$45,414	$15,898	$13,025	$1,405	$92,773

(1)	As of March 31, 2015, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of March 31, 2015, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2029.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$256
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(150)	(28)
Foreign currency contracts	42	(2)
Change in foreign currency exchange rate adjustment	37	(2)
Income tax benefit (expense)	25	11
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(197)	(7)
Interest rate contracts (2)	1	1
Foreign currency contracts (1)	2	-
Associated amortization of DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	68	2
Balance as of end-of-period	$218	$239

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$-	$(7)
Foreign currency contracts (1)	2	-
Total cash flow hedges	2	(7)
Fair value hedges:
Interest rate contracts (1)	(7)	-
Interest rate contracts (2)	9	9
Interest rate contracts (3)	(230)	-
Total fair value hedges	(228)	9
Non-Qualifying Hedges
Interest rate contracts (3)	441	332
Foreign currency contracts (3)	(1)	1
Equity market contracts (3)	(231)	(155)
Equity market contracts (4)	5	1
Embedded derivatives:
Guaranteed living benefit reserves (3)	(378)	(281)
Reinsurance related (3)	(15)	(27)
Indexed annuity and IUL contracts (3)	(38)	(49)
Total derivative instruments	$(443)	$(176)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Offset to net investment income	$3	$(7)
Offset to interest and debt expense	1	1

As of March 31, 2015,  $15 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2015 and 2014, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our open credit default swaps for which we are the seller (dollars in millions) was as follows:

As of March 31, 2015
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(2)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(3)	$126

As of December 31, 2014
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(2)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(3)	$126

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2014 Form 10-K.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions), were as follows:

	As of	As of
	March 31,	December 31,
	2015	2014
Maximum potential payout	$126	$126
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$126	$126

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $3 million as of March 31, 2015, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2015, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2015, our exposure was $35 million.

The amounts recognized (in millions) by S&P credit rating of each counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2015		As of December 31, 2014
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$177	$-	$64	$-
A+	56	-	47	-
A	1,489	(99)	1,163	(85)
A-	309	(74)	233	-
BBB+	20	-	27	-
	$2,051	$(173)	$1,534	$(85)

Balance Sheet Offsetting

Information related to our derivative instruments and the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2015
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,966	$-	$2,966
Gross amounts offset	(871)	-	(871)
Net amount of assets	2,095	-	2,095
Gross amounts not offset:
Cash collateral	(2,051)	-	(2,051)
Net amount	$44	$-	$44

Financial Liabilities
Gross amount of recognized liabilities	$182	$1,897	$2,079
Gross amounts offset	(87)	-	(87)
Net amount of liabilities	95	1,897	1,992
Gross amounts not offset:
Cash collateral	(173)	-	(173)
Net amount	$(78)	$1,897	$1,819

	As of December 31, 2014
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,537	$-	$2,537
Gross amounts offset	(677)	-	(677)
Net amount of assets	1,860	-	1,860
Gross amounts not offset:
Cash collateral	(1,534)	-	(1,534)
Net amount	$326	$-	$326

Financial Liabilities
Gross amount of recognized liabilities	$130	$1,494	$1,624
Gross amounts offset	(50)	-	(50)
Net amount of liabilities	80	1,494	1,574
Gross amounts not offset:
Cash collateral	(85)	-	(85)
Net amount	$(5)	$1,494	$1,489

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 17% and 23% for the three months ended March 31, 2015 and 2014, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deductions, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2015 (1)	2014 (1)
Return of Net Deposits
Total account value	$87,724	$85,917
Net amount at risk (2)	141	183
Average attained age of contract holders	62 years	62 years

Minimum Return
Total account value	$129	$135
Net amount at risk (2)	24	25
Average attained age of contract holders	74 years	74 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,273	$26,021
Net amount at risk (2)	534	597
Average attained age of contract holders	68 years	68 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Three
	Months Ended
	March 31,
	2015	2014
Balance as of beginning-of-year	$89	$73
Changes in reserves	6	8
Benefits paid	(6)	(4)
Balance as of end-of-period	$89	$77

Variable Annuity Contracts

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2015	2014
Asset Type
Domestic equity	$50,376	$49,569
International equity	19,334	18,791
Bonds	27,384	26,808
Money market	12,937	12,698
Total	$110,031	$107,866

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 34% of total life insurance in-force reserves as of March 31, 2015,  and 38% of total sales for the three months ended March 31, 2015.

8.  Contingencies and Commitments

Regulatory bodies, such as state insurance and securities departments, the SEC and Financial Industry Regulatory Authority regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers, registered investment advisors and unclaimed property laws.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2015.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

See Note 13 in our 2014 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Common Stock
Balance as of beginning-of-year	256,551,440	262,896,701
Stock issued for exercise of warrants	946,926	3,044,765
Stock compensation/issued for benefit plans	1,473,401	728,515
Retirement/cancellation of shares	(6,043,265)	(2,987,819)
Balance as of end-of-period	252,928,502	263,682,162

Common Stock as of End-of-Period
Basic basis	252,928,502	263,682,162
Diluted basis	257,232,725	270,379,143

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Weighted-average shares, as used in basic calculation	255,495,650	262,738,542
Shares to cover exercise of outstanding warrants	1,852,122	7,194,803
Shares to cover non-vested stock	1,493,614	1,559,679
Average stock options outstanding during the period	3,842,146	3,898,853
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(350,927)	(1,514,514)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(2,747,382)	(2,699,754)
Shares repurchaseable from measured but
unrecognized stock option expense	(60,519)	(105,046)
Average deferred compensation shares	1,037,000	1,042,441
Weighted-average shares, as used in diluted calculation	260,561,704	272,115,004

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the three months ended March 31, 2015, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for this period, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $1 million for the three months ended March 31, 2015.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2015	2014
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,297	$1,609
Unrealized holding gains (losses) arising during the period	1,146	2,003
Change in foreign currency exchange rate adjustment	(34)	2
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(200)	(604)
Income tax benefit (expense)	(318)	(490)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	184	2
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(7)
Income tax benefit (expense)	(62)	2
Balance as of end-of-period	$3,776	$2,523
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(58)	$(78)
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(9)	(7)
Change in DAC, VOBA, DSI and DFEL	2	-
Income tax benefit (expense)	3	2
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	1	7
Change in DAC, VOBA, DSI and DFEL	(2)	(1)
Income tax benefit (expense)	(2)	(2)
Balance as of end-of-period	$(65)	$(79)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$256
Unrealized holding gains (losses) arising during the period	(108)	(30)
Change in foreign currency exchange rate adjustment	37	(2)
Income tax benefit (expense)	25	11
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(194)	(6)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	68	2
Balance as of end-of-period	$218	$239
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(3)	$(5)
Foreign currency translation adjustment arising during the period	(1)	(5)
Balance as of end-of-period	$(4)	$(10)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(279)	$(219)
Adjustment arising during the period	8	(1)
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$(272)	$(220)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2015	2014
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$184	$2	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(7)	(7)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	177	(5)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(62)	2	Federal income tax expense (benefit)
Reclassification, net of income tax	$115	$(3)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$1	$7	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	(2)	(1)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	(1)	6	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(2)	(2)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(3)	$4	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(197)	$(7)	Net investment income
Interest rate contracts	1	1	Interest and debt expense
Foreign currency contracts	2	-	Net investment income
Total gross reclassifications	(194)	(6)
Associated amortization of DAC,
VOBA, DSI and DFEL	1	-	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	(193)	(6)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	68	2	Federal income tax expense (benefit)
Reclassification, net of income tax	$(125)	$(4)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Total realized gain (loss) related to certain investments (1)	$(27)	$(5)
Realized gain (loss) on the mark-to-market on certain instruments (2)	12	(20)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(26)	(23)
Associated amortization of DAC, VOBA, DSI and DFEL	5	5
Variable annuity net derivatives results: (4)
Gross gain (loss)	(15)	31
Associated amortization of DAC, VOBA, DSI and DFEL	4	(6)
Realized gain (loss) on sale of subsidiaries/businesses (5)	(1)	-
Total realized gain (loss)	$(48)	$(18)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
(2)

Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivatives results), reinsurance related embedded derivatives and trading securities.

(3)

Represents the net difference between the change in the fair value of the S&P 500 Index  ®  (“S&P 500”) call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(4)

Includes the net difference in the change in embedded derivative reserves of our guaranteed living benefits (“GLB”) riders and the change in the fair value of the derivative investments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GDB riders, including the cost of purchasing the hedging instruments.

(5)	See Note 3 in our 2014 Form 10-K for more information.

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

LNC stock-based awards granted were as follows:

For the
Three
Months
Ended
March 31,
2015
10-year LNC stock options	495,519
Performance shares	159,097
RSUs	422,570
Non-employee:
SARs	48,451
Agent stock options	89,831
Director DSUs	7,883

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$88,813	$88,813	$86,240	$86,240
VIEs’ fixed maturity securities	598	598	598	598
Equity securities	210	210	231	231
Trading securities	2,077	2,077	2,065	2,065
Mortgage loans on real estate	7,654	8,172	7,574	8,038
Derivative investments (1)	2,095	2,095	1,860	1,860
Other investments	1,885	1,885	1,709	1,709
Cash and invested cash	3,487	3,487	3,919	3,919
Other assets – reinsurance recoverable	204	204	154	154
Separate account assets	127,828	127,828	125,265	125,265

Liabilities
Future contract benefits –
Indexed annuity and IUL contracts embedded derivatives	(1,180)	(1,180)	(1,170)	(1,170)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(687)	(687)	(699)	(699)
Account values of certain investment contracts	(29,990)	(34,666)	(29,156)	(33,079)
Short-term debt	(250)	(252)	(250)	(253)
Long-term debt	(5,627)	(6,035)	(5,270)	(5,707)
Reinsurance related embedded derivatives	(165)	(165)	(150)	(150)
VIEs’ liabilities – derivative instruments	(5)	(5)	(13)	(13)
Other liabilities:
Credit default swaps	(3)	(3)	(3)	(3)
Derivative liabilities (1)	(92)	(92)	(77)	(77)
GLB reserves embedded derivatives (2)	(552)	(552)	(174)	(174)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Portions of our GLB reserves embedded derivatives are ceded to third-party reinsurance counterparties. Refer to Note 5 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2015, and December 31, 2014, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2015, or December 31, 2014, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2014 Form 10-K:

	As of March 31, 2015
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$64	$73,813	$2,033	$75,910
ABS	-	1,120	33	1,153
U.S. government bonds	418	34	-	452
Foreign government bonds	-	448	113	561
RMBS	-	4,171	1	4,172
CMBS	-	487	15	502
CLOs	-	7	416	423
State and municipal bonds	-	4,705	-	4,705
Hybrid and redeemable preferred securities	47	813	75	935
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	7	68	135	210
Trading securities	-	2,002	75	2,077
Other investments	155	-	-	155
Derivative investments (1)	-	1,867	1,186	3,053
Cash and invested cash	-	3,487	-	3,487
Other assets – reinsurance recoverable	-	-	204	204
Separate account assets	1,228	126,600	-	127,828
Total assets	$1,919	$220,220	$4,286	$226,425

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,180)	$(1,180)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(165)	-	(165)
VIEs’ liabilities – derivative instruments	-	-	(5)	(5)
Other liabilities:
Credit default swaps	-	-	(3)	(3)
Derivative liabilities (1)	-	(713)	(337)	(1,050)
GLB reserves embedded derivatives	-	-	(552)	(552)
Total liabilities	$-	$(2,081)	$(2,077)	$(4,158)

	As of December 31, 2014
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$71,400	$1,953	$73,416
ABS	-	1,097	33	1,130
U.S. government bonds	399	36	-	435
Foreign government bonds	-	432	109	541
RMBS	-	4,225	1	4,226
CMBS	-	555	15	570
CLOs	-	7	368	375
State and municipal bonds	-	4,593	-	4,593
Hybrid and redeemable preferred securities	45	854	55	954
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	7	67	157	231
Trading securities	-	1,992	73	2,065
Other investments	150	-	-	150
Derivative investments (1)	-	1,356	1,231	2,587
Cash and invested cash	-	3,919	-	3,919
Other assets – reinsurance recoverable	-	-	154	154
Separate account assets	1,539	123,726	-	125,265
Total assets	$2,203	$214,857	$4,149	$221,209

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,170)	$(1,170)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(150)	-	(150)
VIEs’ liabilities – derivative instruments	-	-	(13)	(13)
Other liabilities:
Credit default swaps	-	-	(3)	(3)
Derivative liabilities (1)	-	(562)	(242)	(804)
GLB reserves embedded derivatives	-	-	(174)	(174)
Total liabilities	$-	$(1,915)	$(1,602)	$(3,517)

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,953	$3	$(31)	$29	$79	$2,033
ABS	33	-	-	-	-	33
Foreign government bonds	109	-	4	-	-	113
RMBS	1	-	-	-	-	1
CMBS	15	1	2	(3)	-	15
CLOs	368	-	3	45	-	416
Hybrid and redeemable
preferred securities	55	-	-	-	20	75
Equity AFS securities	157	-	2	(24)	-	135
Trading securities	73	1	2	(1)	-	75
Derivative investments	989	(94)	48	(94)	-	849
Other assets (5) – reinsurance recoverable	154	50	-	-	-	204
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives (5)	(1,170)	(38)	-	28	-	(1,180)
VIEs’ liabilities – derivative instruments (6)	(13)	8	-	-	-	(5)
Other liabilities:
Credit default swaps (7)	(3)	-	-	-	-	(3)
GLB reserves embedded derivatives (5)	(174)	(378)	-	-	-	(552)
Total, net	$2,547	$(447)	$30	$(20)	$99	$2,209

	For the Three Months Ended March 31, 2014
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,701	$3	$23	$19	$200	$1,946
ABS	10	-	2	-	-	12
Foreign government bonds	79	-	3	-	25	107
RMBS	1	-	-	-	-	1
CMBS	20	-	1	(6)	6	21
CLOs	179	-	1	7	8	195
State and municipal bonds	28	-	1	-	-	29
Hybrid and redeemable
preferred securities	66	-	(1)	-	(10)	55
Equity AFS securities	161	-	1	-	-	162
Trading securities	52	1	3	(1)	(2)	53
Derivative investments	1,266	(108)	134	(55)	(426)	811
Other assets – GLB reserves
embedded derivatives (5)	27	(249)	-	-	1,244	1,022
Future contract benefits: (5)
Indexed annuity and universal life
contracts embedded derivatives	(1,048)	(49)	-	7	-	(1,090)
GLB reserves embedded derivatives	1,244	-	-	-	(1,244)	-
VIEs’ liabilities – derivative instruments (6)	(27)	5	-	-	-	(22)
Other liabilities:
Credit default swaps (7)	(2)	-	-	-	-	(2)
GLB reserves embedded derivatives (5)	(27)	(16)	-	-	-	(43)
Total, net	$3,730	$(413)	$168	$(29)	$(199)	$3,257

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
(2)

Transfers into or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior period.

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$(1)	$-	$(26)	$(7)	$29
CMBS	-	-	-	(2)	(1)	(3)
CLOs	47	-	-	(2)	-	45
Equity AFS securities	-	(24)	-	-	-	(24)
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	40	(47)	(87)	-	-	(94)
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives	(14)	-	-	42	-	28
Total, net	$136	$(72)	$(87)	$11	$(8)	$(20)

	For the Three Months Ended March 31, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$145	$(10)	$(58)	$(16)	$(42)	$19
CMBS	-	-	-	(6)	-	(6)
CLOs	12	-	-	(5)	-	7
Trading securities	1	-	-	(2)	-	(1)
Derivative investments	36	(20)	(71)	-	-	(55)
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives	(25)	-	-	32	-	7
Total, net	$169	$(30)	$(129)	$3	$(42)	$(29)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2015	2014
Derivative investments (1)	$(95)	$(110)
VIEs’ liabilities – derivative instruments (2)	8	5
Embedded derivatives: (1)
Indexed annuity and IUL contracts	(26)	(24)
GLB reserves	(161)	(172)
Total, net	$(274)	$(301)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2015			March 31, 2014
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$80	$(1)	$79	$260	$(60)	$200
Foreign government bonds	-	-	-	25	-	25
CMBS	-	-	-	6	-	6
CLOs	-	-	-	8	-	8
Hybrid and redeemable preferred
securities	25	(5)	20	12	(22)	(10)
Trading securities	-	-	-	4	(6)	(2)
Derivative investments	-	-	-	-	(426)	(426)
Other assets – GLB reserves embedded
derivatives	-	-	-	1,244	-	1,244
Future contract benefits – GLB embedded
derivatives	-	-	-	-	(1,244)	(1,244)
Total, net	$105	$(6)	$99	$1,559	$(1,758)	$(199)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2015 and 2014, transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out for GLB reserves embedded derivatives represent reclassifications between future contract benefits and other assets or other liabilities.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three months ended March 31, 2015 and 2014, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2015:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,344	Discounted cash flow	Liquidity/duration adjustment (1)	0.8%	-	11.2%
ABS	26	Discounted cash flow	Liquidity/duration adjustment (1)	3.2%	-	3.2%
Foreign government bonds	80	Discounted cash flow	Liquidity/duration adjustment (1)	2.0%	-	4.0%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	2.4%	-	2.4%
Equity AFS and trading securities	28	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	5.8%
Other assets – reinsurance
recoverable	204	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	140%
			NPR (5)	0.00%	-	0.35%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	(1,180)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (6)			(9)
Other liabilities – GLB reserves
embedded derivatives	(552)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	140%
			NPR (5)	0.00%	-	0.35%
			Mortality rate (6)(8)			(9)
			Volatility (7)	1%	-	28%

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

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” in Note 1 of our 2014 Form 10-K.

13.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 22 of our 2014 Form 10-K for a brief description of these segments and Other Operations.

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

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Revenues
Operating revenues:
Annuities	$989	$909
Retirement Plan Services	273	271
Life Insurance	1,432	1,337
Group Protection	605	610
Other Operations	95	106
Excluded realized gain (loss), pre-tax	(91)	(58)
Amortization of deferred gain arising
from reserve changes on business
sold through reinsurance, pre-tax	1	1
Total revenues	$3,304	$3,176

	For the Three
	Months Ended
	March 31,
	2015	2014
Net Income (Loss)
Income (loss) from operations:
Annuities	$239	$216
Retirement Plan Services	35	39
Life Insurance	111	120
Group Protection	(6)	20
Other Operations	(27)	(30)
Excluded realized gain (loss), after-tax	(60)	(38)
Benefit ratio unlocking, after-tax	8	2
Net income (loss)	$300	$329

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2015, compared with December 31, 2014, and the results of operations for the three months ended March 31, 2015, compared with the corresponding period in 2014 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and our current reports on Form 8-K filed in 2015.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” below.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Financial information that follows is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  See Note 1 in our 2014 Form 10-K for a discussion of GAAP.

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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2014 Form 10-K.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Our current market conditions, significant operational matters, industry trends, issues and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2014 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K.

Critical Accounting Policies and Estimates

The MD&A included in our 2014 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2014 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2014 Form 10-K.

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2014 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products  in the third quarter of each year.  The profitability of our business depends, among other things, on assumptions regarding variable fund returns, investment margins, lapse rates and mortality.

Interest rate fluctuations or prolonged low rates could negatively affect our profitability from interest rate spread businesses and thereby reduce future EGPs.  Investment margins are driven by interest rate spreads, or the difference between the interest that we are required to credit to contracts and the yields that we are able to earn on our general account investments supporting our obligations under the contracts.  Accordingly, the assumption of the yield that can be earned on new money is critical to the unlocking analysis.

Although interest rates are expected to move higher some time in the future, new money rates continue to be at historically low levels and as a result, require careful analysis when forecasting the future direction of changes in rates.  If we change our view of future new money rates and lower our current long-term yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(125) million to income (loss) from operations due primarily to unlocking our DAC and VOBA assets.  This impact would be most pronounced in our Life Insurance segment.  The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption-update, and therefore, the actual amount of the loss may differ from our current estimate.  In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2014 Form 10-K.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2014 Form 10-K.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 12% followed by growth going forward of 7% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of March 31, 2015, we would have recorded a favorable unlocking of approximately $295 million, pre-tax, for Annuities, approximately $25 million, pre-tax, for Retirement Plan Services, and approximately $35 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2015:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$691	$75,994	$-	$76,685
Priced by independent broker quotations	-	-	2,247	2,247
Priced by matrices	-	13,426	-	13,426
Priced by other methods (1)	-	-	1,498	1,498
Total	$691	$89,420	$3,745	$93,856

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2014 Form 10-K and Note 12 herein.

As of March 31, 2015, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of March 31, 2015,  we used broker quotes for 80 securities as our final price source, representing approximately 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, approximately 70% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of March 31, 2015.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability or a decline if in an asset position for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of March 31, 2015 and 2014,  3% and 4%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2015 and 2014,  was $254 million and $307 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

For information on our estimates of the potential instantaneous effect to net income, which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Derivatives – GLB” in our 2014 Form 10-K.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3 in our 2014 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$239	$216	11%
Retirement Plan Services	35	39	-10%
Life Insurance	111	120	-8%
Group Protection	(6)	20	NM
Other Operations	(27)	(30)	10%
Excluded realized gain (loss), after-tax	(60)	(38)	-58%
Benefit ratio unlocking, after-tax	8	2	300%
Net income (loss)	$300	$329	-9%

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Deposits
Annuities	$2,990	$3,379	-12%
Retirement Plan Services	1,704	1,758	-3%
Life Insurance	1,311	1,266	4%
Total deposits	$6,005	$6,403	-6%

Net Flows
Annuities	$196	$695	-72%
Retirement Plan Services	115	(361)	132%
Life Insurance	888	829	7%
Total net flows	$1,199	$1,163	3%

	As of March 31,
	2015	2014	Change
Account Values
Annuities	$124,254	$116,784	6%
Retirement Plan Services	54,632	51,851	5%
Life Insurance	42,724	40,552	5%
Total account values	$221,610	$209,187	6%

Comparison of the Three Months Ended March 31, 2015 to 2014

Net income decreased due primarily to the following:

•	Higher death claims in our Life Insurance segment and unfavorable total non-medical loss ratio experience in our Group Protection segment.
•	More unfavorable variable annuity net derivatives results during 2015.
•	Less favorable investment income on alternative investments.
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset primarily by the following:

•	Growth in account values and insurance in force.
•	Higher prepayment and bond make-whole premiums.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Operating Revenues
Insurance premiums (1)	$79	$45	76%
Fee income	510	464	10%
Net investment income	247	259	-5%
Operating realized gain (loss) (2)	43	39	10%
Other revenues (3)	110	102	8%
Total operating revenues	989	909	9%
Operating Expenses
Interest credited	143	154	-7%
Benefits	129	87	48%
Commissions and other expenses	424	402	5%
Total operating expenses	696	643	8%
Income (loss) from operations before taxes	293	266	10%
Federal income tax expense (benefit)	54	50	8%
Income (loss) from operations	$239	$216	11%

(1)	Includes primarily our income annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2015 to 2014

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily variable account values as a result of increasing equity markets and positive net flows.

The increase in income from operations was partially offset primarily by higher commissions and other expenses due to higher account values, resulting in higher trail commissions.  This increase was partially offset by higher average equity markets than our model projections assumed, resulting in a lower amortization rate.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

See the Variable Account Value Information table within “Fee Income” below for drivers of changes in our variable account values.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  For the three months ended March 31, 2015, we increased our variable annuity deposits on products without GLB riders to 27%, compared to 19% for the corresponding period in 2014.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for the three months ended March 31, 2015 and 2014.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2014 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Fee Income
Mortality, expense and other assessments	$503	$457	10%
Surrender charges	7	8	-13%
DFEL:
Deferrals	(8)	(8)	0%
Amortization, net of interest	8	7	14%
Total fee income	$510	$464	10%

	As of or For the Three
	Months Ended
	March 31,
	2015	2014	Change
Variable Account Value Information
Variable annuity deposits (1)	$1,887	$2,291	-18%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(388)	103	NM
Change in market value (1)	1,820	788	131%
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	719	798	-10%
Variable annuity account values (1)	102,976	95,512	8%
Average daily variable annuity account
values (1)	101,970	94,058	8%
Average daily S&P 500	2,064	1,835	12%

(1)	Excludes the fixed portion of variable.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and variable fund returns.  Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB products; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2014 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$206	$216	-5%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	10	4	150%
Surplus investments (2)	31	39	-21%
Total net investment income	$247	$259	-5%

Interest Credited
Amount provided to contract holders	$139	$146	-5%
DSI deferrals	(5)	(2)	NM
Interest credited before DSI amortization	134	144	-7%
DSI amortization	9	10	-10%
Total interest credited	$143	$154	-7%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2015	2014	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.24%	4.55%	(31)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.20%	0.08%	12
Net investment income yield on reserves	4.44%	4.63%	(19)
Interest rate credited to contract holders	2.64%	2.81%	(17)
Interest rate spread	1.80%	1.82%	(2)

	As of or For the Three
	Months Ended
	March 31,
	2015	2014	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$1,103	$1,088	1%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	584	592	-1%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(719)	(798)	10%
Reinvested interest credited (1)	173	192	-10%
Fixed annuity account values (1)	21,278	21,272	0%
Average fixed account values (1)	20,907	21,224	-1%
Average invested assets on reserves	19,554	19,102	2%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Commissions and Other Expenses
Commissions:
Deferrable	$129	$146	-12%
Non-deferrable	120	104	15%
General and administrative expenses	103	105	-2%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	2	1	100%
Taxes, licenses and fees	11	13	-15%
Total expenses incurred, excluding
broker-dealer	365	369	-1%
DAC deferrals	(147)	(165)	11%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	218	204	7%
DAC and VOBA amortization,
net of interest	100	100	0%
Broker-dealer expenses incurred	106	98	8%
Total commissions and other
expenses	$424	$402	5%

DAC Deferrals
As a percentage of sales/deposits	4.9%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Operating Revenues
Fee income	$62	$61	2%
Net investment income	208	207	0%
Other revenues (1)	3	3	0%
Total operating revenues	273	271	1%
Operating Expenses
Interest credited	123	118	4%
Commissions and other expenses	102	100	2%
Total operating expenses	225	218	3%
Income (loss) from operations before taxes	48	53	-9%
Federal income tax expense (benefit)	13	14	-7%
Income (loss) from operations	$35	$39	-10%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of the Three Months Ended March 31, 2015 to 2014

Income from operations for this segment decreased due primarily to lower net investment income, net of interest credited, driven by spread compression as a result of new money rates averaging below our current portfolio yields and less favorable investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by higher average fixed account values.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

See the Fixed Account Value Information table within “Net Investment Income and Interest Credited” below for drivers of changes in our fixed account values.

Additional Information

We expect to continue making strategic investments during 2015 to improve our infrastructure and expand distribution that will result in higher expenses.

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 12% for the three months ended March 31, 2015, compared to 16% for the corresponding period in 2014.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other Variable Annuities”), which are also our highest margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 31% and 33% as of March 31, 2015 and 2014, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2014 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Fee Income
Annuity expense assessments	$48	$49	-2%
Mutual fund fees	14	12	17%
Total expense assessments	62	61	2%
Total fee income	$62	$61	2%

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-year	$8,574	$8,203	5%
Gross deposits	453	470	-4%
Withdrawals and deaths	(472)	(510)	7%
Net flows	(19)	(40)	53%
Transfers between fixed and variable accounts	2	-	NM
Change in market value and reinvestment	119	60	98%
Balance as of end-of-period	$8,676	$8,223	6%

Mid – Large Market:
Balance as of beginning-of-year	$28,067	$26,468	6%
Gross deposits	1,116	1,111	0%
Withdrawals and deaths	(729)	(1,213)	40%
Net flows	387	(102)	NM
Transfers between fixed and variable accounts	(15)	9	NM
Change in market value and reinvestment	601	333	80%
Balance as of end-of-period	$29,040	$26,708	9%

Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-year	$16,898	$16,947	0%
Gross deposits	135	177	-24%
Withdrawals and deaths	(388)	(396)	2%
Net flows	(253)	(219)	-16%
Change in market value and reinvestment	271	192	41%
Balance as of end-of-period	$16,916	$16,920	0%

Total Annuities and Mutual Funds:
Balance as of beginning-of-year	$53,539	$51,618	4%
Gross deposits	1,704	1,758	-3%
Withdrawals and deaths	(1,589)	(2,119)	25%
Net flows	115	(361)	132%
Transfers between fixed and variable accounts	(13)	9	NM
Change in market value and reinvestment	991	585	69%
Balance as of end-of-period	$54,632	$51,851	5%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three
	Months Ended
	March 31,
	2015	2014	Change
Variable Account Value Information
Variable annuity deposits (1)	$351	$361	-3%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(191)	(229)	17%
Change in market value (1)	292	164	78%
Transfers from the variable portion
of variable annuity products
to the fixed portion of
variable annuity products	(61)	(55)	-11%
Variable annuity account values (1)	15,316	15,190	1%
Average daily variable annuity account
values (1)	15,275	15,122	1%
Average daily S&P 500	2,064	1,835	12%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$187	$184	2%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	7	5	40%
Surplus investments (2)	14	18	-22%
Total net investment income	$208	$207	0%

Interest Credited	$123	$118	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2015	2014	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.65%	4.89%	(24)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.18%	0.12%	6
Net investment income yield on reserves	4.83%	5.01%	(18)
Interest rate credited to contract holders	3.02%	3.06%	(4)
Interest rate spread	1.81%	1.95%	(14)

	As of or For the Three
	Months Ended
	March 31,
	2015	2014	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$418	$508	-18%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(123)	(91)	-35%
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	61	55	11%
Reinvested interest credited (1)	121	116	4%
Fixed annuity account values (1)	16,288	15,397	6%
Average fixed account values (1)	16,244	15,373	6%
Average invested assets on reserves	16,121	15,149	6%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Commissions and Other Expenses
Commissions:
Deferrable	$4	$3	33%
Non-deferrable	16	15	7%
General and administrative expenses	74	73	1%
Taxes, licenses and fees	6	7	-14%
Total expenses incurred	100	98	2%
DAC deferrals	(7)	(8)	13%
Total expenses recognized before
amortization	93	90	3%
DAC and VOBA amortization,
net of interest	9	10	-10%
Total commissions and other
expenses	$102	$100	2%

DAC Deferrals
As a percentage of annuity sales/deposits	0.9%	0.9%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Operating Revenues
Insurance premiums (1)	$149	$132	13%
Fee income	649	574	13%
Net investment income	626	624	0%
Operating realized gain (loss) (2)	-	1	-100%
Other revenues	8	6	33%
Total operating revenues	1,432	1,337	7%
Operating Expenses
Interest credited	338	334	1%
Benefits	650	541	20%
Commissions and other expenses	288	284	1%
Total operating expenses	1,276	1,159	10%
Income (loss) from operations before taxes	156	178	-12%
Federal income tax expense (benefit)	45	58	-22%
Income (loss) from operations	$111	$120	-8%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended March 31, 2015 to 2014

Income from operations for this segment decreased due primarily to fluctuations in mortality from higher death claims and increased retention including the recapture of reinsured business in the fourth quarter of 2014.

The decrease in income from operations was partially offset by higher fee income attributable to growth in business in force.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Life Insurance – Income (Loss) from Operations – Additional Information” in our 2014 Form 10-K for additional information on the recapture.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”).  During the third quarter of 2013, the New York State Department of Financial Services (“NYDFS”) announced that it would not recognize the National Association of Insurance Commissioners (“NAIC”) revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, the Lincoln Life & Annuity Company of New York (“LLANY”).  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  We began phasing in the increase in reserves over five years beginning in 2013.  As of March 31, 2015, we have increased reserves by $180 million.  The additional increase in reserves is subject to ongoing discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.  For more discussion of our strategies to lessen the burden of increased XXX and AG38 statutory reserves associated with term products and UL products containing secondary guarantees on our insurance subsidiaries, see “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2014 Form 10-K and “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Subsidiaries Statutory Reserving and Surplus” herein.

Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by using long-dated LOCs as well as other financing transactions.  Included in the LOCs issued as of March 31, 2015, were $3.3 billion of long-dated LOCs issued to support inter-

company reinsurance arrangements.  Approximately $2.3 billion of such LOCs were issued for UL products containing secondary guarantees ($350 million will expire in 2019, and $1.9 billion will expire in 2031), and $1.0 billion of such LOCs that will expire in 2023 were issued for term business solutions.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2014 Form 10-K for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

We expect to manage the effects of spreads on near-term income from operations through portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.

For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2014 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Fee Income
Mortality assessments	$405	$346	17%
Expense assessments	277	228	21%
Surrender charges	11	15	-27%
DFEL:
Deferrals	(111)	(73)	-52%
Amortization, net of interest	67	58	16%
Total fee income	$649	$574	13%

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Sales by Product
UL:
Excluding MoneyGuard® and IUL	$20	$21	-5%
MoneyGuard®	40	34	18%
IUL	15	18	-17%
Total UL	75	73	3%
VUL	45	46	-2%
COLI and BOLI	14	3	NM
Term	19	23	-17%
Total sales	$153	$145	6%

Net Flows
Deposits	$1,311	$1,266	4%
Withdrawals and deaths	(423)	(437)	3%
Net flows	$888	$829	7%

Contract Holder Assessments	$944	$853	11%

	As of March 31,
	2015	2014	Change
Account Values
UL	$31,681	$30,814	3%
VUL	8,753	7,470	17%
Interest-sensitive whole life	2,290	2,268	1%
Total account values	$42,724	$40,552	5%

In-Force Face Amount
UL and other	$324,815	$319,414	2%
Term insurance	318,832	303,200	5%
Total in-force face amount	$643,647	$622,614	3%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$570	$564	1%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	19	6	217%
Alternative investments (2)	5	16	-69%
Surplus investments (3)	32	38	-16%
Total net investment income	$626	$624	0%

Interest Credited	$338	$334	1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2015	2014	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.34%	5.46%	(12)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.18%	0.04%	14
Alternative investments	0.05%	0.18%	(13)
Net investment income yield on reserves	5.57%	5.68%	(11)
Interest rate credited to contract holders	3.89%	3.94%	(5)
Interest rate spread	1.68%	1.74%	(6)

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.24%	5.87%	(63)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.15%	0.22%	(7)
Net investment income yield on reserves	5.39%	6.09%	(70)

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$38,395	$36,851	4%
Account values – universal and whole life	34,389	33,559	2%
Attributable to traditional products:
Invested assets on reserves	4,320	4,168	4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Benefits
Death claims direct and assumed	$1,001	$927	8%
Death claims ceded	(415)	(415)	0%
Reserves released on death	(144)	(161)	11%
Net death benefits	442	351	26%
Change in secondary guarantee life
insurance product reserves	142	120	18%
Change in linked-benefit product reserves	29	18	61%
Other benefits (1)	37	52	-29%
Total benefits	$650	$541	20%

Death claims per $1,000 of in-force	2.75	2.27	21%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits include the change in secondary guarantee and linked-benefit life insurance product reserves.  These reserves are affected by changes in expected future trends of expense assessments causing unlocking adjustments to these liabilities similar to DAC, VOBA and DFEL.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2014 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Commissions and Other Expenses
Commissions	$162	$163	-1%
General and administrative expenses	123	119	3%
Expenses associated with reserve financing	20	20	0%
Taxes, licenses and fees	41	42	-2%
Total expenses incurred	346	344	1%
DAC and VOBA deferrals	(179)	(178)	-1%
Total expenses recognized before
amortization	167	166	1%
DAC and VOBA amortization,
net of interest	120	117	3%
Other intangible amortization	1	1	0%
Total commissions and other expenses	$288	$284	1%

DAC and VOBA Deferrals
As a percentage of sales	117.0%	122.8%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three months ended March 31, 2015, to the corresponding period in 2014, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Operating Revenues
Insurance premiums	$561	$562	0%
Net investment income	43	45	-4%
Other revenues	1	3	-67%
Total operating revenues	605	610	-1%
Operating Expenses
Interest credited	1	1	0%
Benefits	440	423	4%
Commissions and other expenses	174	156	12%
Total operating expenses	615	580	6%
Income (loss) from operations before taxes	(10)	30	NM
Federal income tax expense (benefit)	(4)	10	NM
Income (loss) from operations	$(6)	$20	NM

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Income (Loss) from Operations by
Product Line
Life	$(3)	$5	NM
Disability	(4)	13	NM
Dental	-	1	-100%
Total non-medical	(7)	19	NM
Medical	1	1	0%
Income (loss) from operations	$(6)	$20	NM

Comparison of the Three Months Ended March 31, 2015 to 2014

Income from operations for this segment decreased due primarily to the following:

•

Unfavorable total non-medical loss ratio experience attributable to increased long-term disability incidence, a decline in long-term disability recoveries, and unfavorable mortality and life waiver experience.

•	Higher commissions and other expenses due to higher amortization of DAC driven by higher lapses and re-pricing actions primarily on our employer-paid life and disability business.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  For every one percent increase in the loss ratio, we would expect an approximate annual $13 million to $15 million decrease to income from operations.  During the first quarter of 2015, our total non-medical loss ratio of 78.1% was above our long-term expectation of 71% to 74%.  We expect the loss ratios to be above the high end of our target range during 2015.

Although not expected to be as high as the current quarter, we expect higher amortization of DAC to continue during 2015 as compared to 2014 due to increased lapses and re-pricing actions.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Insurance Premiums by Product Line
Life	$230	$237	-3%
Disability	247	239	3%
Dental	58	57	2%
Total non-medical	535	533	0%
Medical	26	29	-10%
Total insurance premiums	$561	$562	0%

Sales	$56	$64	-13%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.  When comparing sales for the three months ended March 31, 2015, to the corresponding period in 2014, the decrease was partly the result of re-pricing actions primarily on our employer-paid life and disability business.  We continue to shift the business mix to employee-paid blocks of business, which we expect will improve the overall profitability of the business.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Benefits and Interest Credited by
Product Line
Life	$179	$181	-1%
Disability	196	176	11%
Dental	42	42	0%
Total non-medical	417	399	5%
Medical	24	25	-4%
Total benefits and interest credited	$441	$424	4%

Loss Ratios by Product Line
Life	77.7%	76.1%
Disability	79.7%	73.6%
Dental	73.0%	74.0%
Total non-medical	78.1%	74.8%
Medical	89.5%	87.6%

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Commissions and Other Expenses
Commissions	$66	$66	0%
General and administrative expenses	79	72	10%
Taxes, licenses and fees	15	15	0%
Total expenses incurred	160	153	5%
DAC deferrals	(17)	(16)	-6%
Total expenses recognized before
amortization	143	137	4%
DAC and VOBA amortization, net of
interest	31	19	63%
Total commissions and
other expenses	$174	$156	12%

DAC Deferrals
As a percentage of insurance premiums	3.0%	2.8%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Operating Revenues
Net investment income	$63	$73	-14%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%
Media revenues (net)	14	15	-7%
Total operating revenues	95	106	-10%
Operating Expenses
Interest credited	21	27	-22%
Benefits	27	30	-10%
Media expenses	14	14	0%
Other expenses	9	14	-36%
Interest and debt expense	68	67	1%
Total operating expenses	139	152	-9%
Income (loss) from operations before taxes	(44)	(46)	4%
Federal income tax expense (benefit)	(17)	(16)	-6%
Income (loss) from operations	$(27)	$(30)	10%

Comparison of the Three Months Ended March 31, 2015 to 2014

Loss from operations for Other Operations decreased as a result of lower other expenses in 2015, due primarily to the timing of inter-segment tax sharing settlements related to state income taxes.  The decrease was partially offset by lower net investment income, net of interest credited, related to lower average invested assets driven by repurchases of common stock and lower distributable earnings received from our business segments.

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K.

Net Investment Income and Interest Credited

We utilize an internal formula to determine the amount of capital that is allocated to our business segments.  Investment income on capital in excess of the calculated amounts is reported in Other Operations.  If our business segments require increases in statutory reserves, surplus or investments, the amount of excess capital that is retained by Other Operations would decrease and net investment income would be negatively affected.

Write-downs for other-than-temporary impairment (“OTTI”) decrease the recorded value of our invested assets owned by the business segments.  These write-downs are not included in the income from operations of our business segments.  When impairment occurs, assets are transferred to the business segments’ portfolios and will reduce the future net investment income for Other Operations.  Statutory reserve adjustments for our business segments can also cause allocations of invested assets between the business segments and Other Operations.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
General and administrative expenses:
Legal	$2	$1	100%
Branding	5	5	0%
Other (1)	7	8	-13%
Total general and administrative expenses
expenses	14	14	0%
Taxes, licenses and fees	(2)	3	NM
Inter-segment reimbursement associated
with reserve financing and LOC expenses (2)	(3)	(3)	0%
Total other expenses	$9	$14	-36%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$43	$40	8%
Total excluded realized gain (loss)	(91)	(58)	-57%
Total realized gain (loss), pre-tax	$(48)	$(18)	NM

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(60)	$(38)	-58%
Benefit ratio unlocking	8	2	300%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(52)	$(36)	-44%

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(17)	$(4)	NM
Gain (loss) on the mark-to-market on
certain instruments	7	(13)	154%
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(35)	(14)	NM
GLB NPR component	7	7	0%
Total variable annuity net derivatives results	(28)	(7)	NM
Indexed annuity forward-starting option	(13)	(12)	-8%
Realized gain (loss) on sale of subsidiaries/businesses (2)	(1)	-	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(52)	$(36)	-44%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See Note 3 in our 2014 Form 10-K for more information.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended March 31, 2015 to 2014

We had higher realized losses during 2015 as compared to 2014 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•	Higher losses on variable annuity net derivatives results during 2015 attributable to more volatile capital markets resulting in more unfavorable hedge program performance during 2015.
•	An increase in OTTI attributable to individual credit risks within our corporate bond holdings.

The higher realized losses were partially offset by gains on the mark-to-market on certain instruments during 2015 as compared to losses during 2014 attributable primarily to gains on derivative investments (not including those associated with our variable annuity net derivatives results).  See Note 5 for information on derivative investments.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2014 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2014 Form 10-K for a discussion of the mark-to-market on certain instruments and Note 3 for information about consolidated variable interest entities (“VIEs”).

Variable Annuity Net Derivatives Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2014 Form 10-K for a discussion of our variable annuity net derivatives results and how our non-performance risk (“NPR”) adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Variable annuity hedge program assets (liabilities)	$2,124	$1,722	$1,039	$502	$335

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(291)	$50	$694	$1,043	$1,067
NPR	(57)	(70)	(102)	(111)	(88)
Embedded derivative reserves	(348)	(20)	592	932	979
Insurance benefit reserves	(355)	(341)	(319)	(265)	(258)
Total variable annuity reserves – asset (liability)	$(703)	$(361)	$273	$667	$721

10-year credit default swap ("CDS") spread	1.27%	1.25%	1.26%	1.15%	1.27%
NPR factor related to 10-year CDS spread	0.21%	0.20%	0.19%	0.08%	0.13%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of March 31, 2015:

Hypothetical
Effect
NPR factor:
Down 21 basis points to zero	$(160)
Up 20 basis points	90

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

See “Critical Accounting Policies and Estimates – Derivatives – GLB” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2014 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Investments
AFS securities:
Fixed maturity	$88,813	$86,240	83.7%	83.7%
VIEs’ fixed maturity	598	598	0.6%	0.6%
Total fixed maturity	89,411	86,838	84.3%	84.3%
Equity	210	231	0.2%	0.2%
Trading securities	2,077	2,065	2.0%	2.0%
Mortgage loans on real estate	7,654	7,574	7.2%	7.4%
Real estate	19	20	0.0%	0.0%
Policy loans	2,664	2,670	2.5%	2.6%
Derivative investments	2,095	1,860	2.0%	1.8%
Alternative investments	1,132	1,109	1.1%	1.1%
Other investments	753	600	0.7%	0.6%
Total investments	$106,015	$102,967	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K.

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

	As of March 31, 2015
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,021	$1,122	$41	$11,102	12.4%
Basic industry	5,026	381	68	5,339	6.0%
Capital goods	4,761	504	4	5,261	5.9%
Communications	4,224	518	11	4,731	5.3%
Consumer cyclical	4,668	444	41	5,071	5.7%
Consumer non-cyclical	10,882	1,243	17	12,108	13.6%
Energy	9,340	790	167	9,963	11.1%
Technology	2,994	206	10	3,190	3.6%
Transportation	2,103	202	5	2,300	2.6%
Industrial other	699	67	1	765	1.0%
Utilities	11,401	1,656	9	13,048	14.6%
Government related entities	2,688	349	5	3,032	3.4%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,265	148	-	1,413	1.6%
Non-agency backed	1,267	43	19	1,291	1.4%
Mortgage pass through securities ("MPTS"):
Agency backed	1,378	92	2	1,468	1.6%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	24	1	-	25	0.0%
Non-agency backed	461	25	9	477	0.5%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	404	2	1	405	0.5%
Commercial real estate ("CRE") collateralized debt obligations ("CDOs")
debt obligations ("CDOs")	16	2	-	18	0.0%
Credit card	677	38	-	715	0.8%
Equipment receivables	63	1	-	64	0.1%
Home equity	659	40	35	664	0.7%
Manufactured housing	54	3	-	57	0.1%
Stranded utility costs	38	2	-	40	0.0%
Other	194	17	-	211	0.2%
Municipals:
Taxable	3,680	918	5	4,593	5.1%
Tax-exempt	103	9	-	112	0.1%
Government:
United States	388	65	1	452	0.5%
Foreign	481	80	-	561	0.6%
Hybrid and redeemable preferred securities	859	114	38	935	1.0%
Total fixed maturity AFS securities	80,818	9,082	489	89,411	100.0%
Equity AFS Securities	192	18	-	210
Total AFS securities	81,010	9,100	489	89,621
Trading Securities (1)	1,761	326	10	2,077
Total AFS and trading securities	$82,771	$9,426	$499	$91,698

	As of December 31, 2014
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,653	$1,031	$45	$10,639	12.2%
Basic industry	4,953	323	87	5,189	6.0%
Capital goods	4,675	458	7	5,126	5.9%
Communications	3,982	450	15	4,417	5.1%
Consumer cyclical	4,703	420	53	5,070	5.8%
Consumer non-cyclical	10,431	1,123	28	11,526	13.3%
Energy	9,265	712	171	9,806	11.2%
Technology	2,936	189	18	3,107	3.6%
Transportation	1,973	187	3	2,157	2.5%
Industrial other	692	62	-	754	0.9%
Utilities	11,262	1,443	15	12,690	14.6%
Government related entities	2,628	316	9	2,935	3.4%
CMOs:
Agency backed	1,317	135	-	1,452	1.7%
Non-agency backed	1,291	44	19	1,316	1.5%
MPTS:
Agency backed	1,371	89	2	1,458	1.7%
CMBS:
Agency backed	24	1	-	25	0.0%
Non-agency backed	530	26	11	545	0.6%
ABS:
CLOs	358	-	2	356	0.4%
CRE CDOs	17	2	-	19	0.0%
Credit card	677	36	-	713	0.8%
Equipment receivables	64	1	1	64	0.1%
Home equity	655	39	42	652	0.8%
Manufactured housing	54	3	-	57	0.1%
Stranded utility costs	47	2	-	49	0.1%
Other	177	16	-	193	0.2%
Municipals:
Taxable	3,620	865	4	4,481	5.2%
Tax-exempt	103	9	-	112	0.1%
Government:
United States	379	56	-	435	0.5%
Foreign	473	68	-	541	0.6%
Hybrid and redeemable preferred securities	886	108	40	954	1.1%
Total fixed maturity AFS securities	79,196	8,214	572	86,838	100.0%
Equity AFS Securities	216	16	1	231
Total AFS securities	79,412	8,230	573	87,069
Trading Securities (1)	1,764	311	10	2,065
Total AFS and trading securities	$81,176	$8,541	$583	$89,134

(1)

Certain trading securities support our modified coinsurance arrangements (“Modco”), and the investment results are passed directly to the reinsurers.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2014 Form 10-K for further details.

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2015			As of December 31, 2014
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$44,221	$50,209	56.1%	$43,285	$48,753	56.2%
2	Baa	32,481	35,119	39.3%	31,987	34,229	39.4%
Total investment grade securities		76,702	85,328	95.4%	75,272	82,982	95.6%

Below Investment Grade Securities
3	Ba	3,004	3,053	3.4%	2,858	2,884	3.3%
4	B	786	760	0.9%	821	766	0.9%
5	Caa and lower	307	253	0.3%	224	189	0.2%
6	In or near default	19	17	0.0%	21	17	0.0%
Total below investment grade securities		4,116	4,083	4.6%	3,924	3,856	4.4%
Total fixed maturity AFS securities		$80,818	$89,411	100.0%	$79,196	$86,838	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.1%	4.6%		5.0%	4.4%

(1)

Based upon the rating designations determined and provided by the NAIC or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”)).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.  The average credit quality was A- as of March 31, 2015.

Comparisons between the NAIC ratings and rating agency designations are published by the NAIC.  The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements.  The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds.  NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa or higher by Moody’s, or rated BBB- or higher by Fitch and S&P) by such ratings organizations.  However, securities rated NAIC 1 and NAIC 2 could be deemed below investment grade by the rating agencies as a result of the current RBC rules for residential mortgage-backed securities (“RMBS”) and CMBS for statutory reporting.  NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

As of March 31, 2015, and December 31, 2014,  81.1% and 86.9%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of March 31, 2015,  decreased by $84 million.  As more fully described in Note 1 in our 2014 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2015, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of March 31, 2015, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$13	$9	2 to 32	29	4.3%	25.7%
Hybrid and redeemable preferred securities	188	38	1 to 53	23	N/A	N/A

As provided in the table above, many of the securities in these categories are long-dated with some of the preferred securities being perpetual.  This is purposeful as it matches the long-term nature of our liabilities associated with our life insurance and annuity products.  See “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K where we present information related to maturities of securities and the expected cash flows for rate sensitive liabilities and maturities of our holding company debt, which also demonstrates the long-term nature of the cash flows associated with these items.  Because of this relationship, we do not believe it will be necessary to sell these securities before they recover or mature.  For these securities, the estimated range and average period until recovery is the call or maturity period.  It is difficult to predict or project when the securities will recover as it is dependent upon a number of factors including the overall economic climate.  We do not believe it is necessary to impair these securities as long as the expected future cash flows are projected to be sufficient to recover the amortized cost of these securities.

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

As reported on our Consolidated Balance Sheets, we had $109.5 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $90.5 billion as of March 31, 2015.  If it were necessary to liquidate investments prior to maturity or call to meet cash flow needs, we would first look to AFS securities that are in an unrealized gain position, which had a fair value of $81.0 billion, excluding consolidated VIEs in the amount of $598 million, as of March 31, 2015, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2014 Form 10-K and Note 4 for additional discussion.

As of March 31, 2015, and December 31, 2014, the estimated fair value for all private placement securities was $14.7 billion and $14.4 billion, respectively, representing 14% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 3 in this report and Note 4 in our 2014 Form 10-K.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2014 Form 10-K for a discussion of our MBS.

Our ABS home equity and RMBS had a market value of $5.0 billion and an unrealized gain of $277 million, or 6%, as of March 31, 2015.

The market value of AFS securities and trading securities backed by subprime loans was $508  million and represented approximately 0.5% of our total investment portfolio as of March 31, 2015.   AFS securities represented $497 million, or 98%, and trading securities represented $11 million, or 2%, of the subprime exposure as of March 31, 2015.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2015:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,881	$2,642	$487	$466	$413	$408	$391	$394	$4,172	$3,910
ABS home equity	3	3	-	-	196	194	465	462	664	659
Total by type (2)(3)	$2,884	$2,645	$487	$466	$609	$602	$856	$856	$4,836	$4,569

Rating
AAA	$2,844	$2,608	$1	$1	$-	$-	$16	$16	$2,861	$2,625
AA	31	29	-	-	-	-	11	11	42	40
A	9	8	5	5	16	15	48	47	78	75
BBB	-	-	38	37	27	26	39	39	104	102
BB and below	-	-	443	423	566	561	742	743	1,751	1,727
Total by rating (2)(3)(4)	$2,884	$2,645	$487	$466	$609	$602	$856	$856	$4,836	$4,569

Origination Year
2004 and prior	$445	$402	$72	$70	$149	$148	$155	$156	$821	$776
2005	406	364	90	91	184	181	286	283	966	919
2006	72	63	117	108	196	196	269	271	654	638
2007	364	322	208	197	80	77	143	144	795	740
2008	64	57	-	-	-	-	-	-	64	57
2009	448	409	-	-	-	-	3	2	451	411
2010	462	427	-	-	-	-	-	-	462	427
2011	221	208	-	-	-	-	-	-	221	208
2012	83	83	-	-	-	-	-	-	83	83
2013	279	273	-	-	-	-	-	-	279	273
2014	39	36							39	36
2015	1	1	-	-	-	-	-	-	1	1
Total by origination
year (2)(3)	$2,884	$2,645	$487	$466	$609	$602	$856	$856	$4,836	$4,569

Total AFS RMBS as a percentage of total AFS Securities									5.4%	5.6%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									2.2%	2.4%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $359 million and $363 million, respectively.
(2)

Does not include the fair value of trading securities totaling $146 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $146 million in trading securities consisted of $128 million prime, $7 million Alt-A and $11 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $136 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $136 million in trading securities consisted of $118 million prime, $7 million Alt-A and $11 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2015:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$487	$473	$15	$12	$-	$-	$502	$485
CRE CDOs	-	-	-	-	18	16	18	16
Total by type (1)(2)	$487	$473	$15	$12	$18	$16	$520	$501

Rating
AAA	$287	$277	$-	$-	$-	$-	$287	$277
AA	28	27	-	-	-	-	28	27
A	86	80	15	12	-	-	101	92
BBB	33	32	-	-	5	5	38	37
BB and below	53	57	-	-	13	11	66	68
Total by rating (1)(2)(3)	$487	$473	$15	$12	$18	$16	$520	$501

Origination Year
2004 and prior	$33	$32	$-	$-	$-	$-	$33	$32
2005	119	123	15	12	5	5	139	140
2006	99	95	-	-	13	11	112	106
2007	52	45	-	-	-	-	52	45
2010	59	54	-	-	-	-	59	54
2012	7	7					7	7
2013	118	117	-	-	-	-	118	117
Total by origination
year (1)(2)	$487	$473	$15	$12	$18	$16	$520	$501

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.6%	0.6%

(1)

Does not include the fair value of trading securities totaling $4 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $4 million in trading securities consisted entirely of CMBS.

(2)

Does not include the amortized cost of trading securities totaling $4 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $4 million in trading securities consisted entirely of CMBS.

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

As of March 31, 2015, the amortized cost and fair value of our AFS exposure to Monoline insurers was $485 million and $540 million, respectively.

Composition by Industry Categories of our Unrealized Losses on AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the status of securities at a particular point in time and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date.  Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios.  These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings.

The composition by industry categories of all securities in unrealized loss position (in millions) as of March 31, 2015, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Oil field services	$789	9.8%	$875	10.3%	$86	17.6%
Metals and mining	656	8.2%	718	8.4%	62	12.6%
Banking	422	5.3%	483	5.7%	61	12.5%
Independent	1,008	12.6%	1,065	12.5%	57	11.6%
Home equity	343	4.3%	378	4.4%	35	7.2%
CMOs	759	9.5%	780	9.2%	21	4.3%
Retailers	79	1.0%	100	1.2%	21	4.3%
Property and casualty	139	1.7%	154	1.8%	15	3.1%
Midstream	348	4.3%	360	4.2%	12	2.5%
Integrated	211	2.6%	222	2.6%	11	2.2%
Industries with unrealized losses
less than $10 million	3,274	40.7%	3,382	39.7%	108	22.1%
Total by industry	$8,028	100.0%	$8,517	100.0%	$489	100.0%

Total by industry as a percentage
of total AFS securities	9.0%		10.5%		100.0%

As of March 31, 2015, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $341 million and $248 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2015		As of December 31, 2014
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$7,649	99.9%	$7,566	99.9%
Delinquent and/or in foreclosure (1)	5	0.1%	8	0.1%
Total mortgage loans on real estate	$7,654	100.0%	$7,574	100.0%

(1)	As of March 31, 2015, and December 31, 2014, there were one and two mortgage loans on real estate that were in delinquent and foreclosure, respectively.

As of March 31, 2015, and December 31, 2014, there were three impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2015, and December 31, 2014, was $6 million.  See Note 1 in our 2014 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	March 31,	December 31,
	2015	2014
By Segment
Annuities	$1,662	$1,603
Retirement Plan Services	1,725	1,657
Life Insurance	3,688	3,742
Group Protection	278	266
Other Operations	301	306
Total mortgage loans on real estate	$7,654	$7,574

	As of March 31, 2015			As of March 31, 2015
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$2,040	26.6%	CA	$1,779	23.1%
Office building	2,006	26.2%	TX	672	8.8%
Industrial	1,631	21.3%	NY	425	5.6%
Retail	1,582	20.7%	MD	411	5.4%
Mixed use	219	2.9%	GA	377	4.9%
Other commercial	141	1.8%	NC	365	4.8%
Hotel/motel	35	0.5%	VA	339	4.4%
Total	$7,654	100.0%	OH	314	4.1%
Geographic Region			PA	257	3.4%
Pacific	$2,187	28.6%	FL	251	3.3%
South Atlantic	1,866	24.4%	WA	248	3.2%
East North Central	811	10.6%	TN	219	2.9%
Middle Atlantic	760	9.9%	AZ	217	2.8%
West South Central	682	8.9%	MN	212	2.8%
Mountain	561	7.3%	WI	174	2.3%
West North Central	378	4.9%	IN	172	2.2%
East South Central	328	4.3%	OR	160	2.1%
New England	81	1.1%	NV	155	2.0%
Total	$7,654	100.0%	Other states under 2%	907	11.9%
			Total	$7,654	100.0%

	As of March 31, 2015			As of March 31, 2015
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$794	10.4%	2015	$197	2.6%
2005	454	5.9%	2016	382	5.0%
2006	460	6.0%	2017	606	7.9%
2007	700	9.1%	2018	670	8.8%
2008	674	8.8%	2019	287	3.8%
2009	104	1.4%	2020 and thereafter	5,511	71.9%
2010	251	3.3%	Total	$7,653	100.0%
2011	741	9.7%
2012	848	11.1%
2013	1,072	14.0%
2014	1,302	17.0%
2015	253	3.3%
Total	$7,653	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Annuities	$1	$10
Retirement Plan Services	1	5
Life Insurance	6	25
Group Protection	-	4
Total (1)	$8	$44

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2015, and December 31, 2014, alternative investments included investments in 171 and 156 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and do not significantly impact our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of March 31, 2015, and December 31, 2014, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $8 million.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Fixed maturity AFS securities	$1,015	$1,011
Equity AFS securities	-	2
Trading securities	28	33
Mortgage loans on real estate	95	95
Real estate	1	3
Policy loans	37	39
Invested cash	1	1
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	37	16
Alternative investments (2)	8	44
Other investments	-	(6)
Investment income	1,222	1,238
Investment expense	(35)	(30)
Net investment income	$1,187	$1,208

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2015	2014	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment
expenses	4.84%	5.05%	(21)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.16%	0.07%	9
Alternative investments	0.03%	0.19%	(16)
Net investment income yield on invested assets	5.03%	5.31%	(28)

	For the Three
	Months Ended
	March 31,
	2015	2014
Average invested assets at amortized cost	$94,379	$91,027

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014
Fixed maturity AFS securities: (1)
Gross gains	$2	$8
Gross losses	(16)	(6)
Equity AFS securities:
Gross gains	-	-
Gross losses	-	-
Gain (loss) on other investments	(7)	-
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(6)	(7)
Total realized gain (loss) related to
certain investments, pre-tax	$(27)	$(5)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

Amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds reflect an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized losses reflecting the incremental effect of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments could create volatility in net realized gain (loss).  The write-down for impairments includes both credit-related and interest rate-related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2015 and 2014, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Allowance for Losses” in our 2014 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(11)	$-	NM
ABS	(2)	(3)	33%
RMBS	(2)	(2)	0%
Gross OTTI recognized in net
income (loss)	(15)	(5)	NM
Associated amortization of DAC,
VOBA, DSI and DFEL	2	2	0%
Net OTTI recognized in net income
(loss), pre-tax	$(13)	$(3)	NM

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$9	$7	29%
Change in DAC, VOBA, DSI and DFEL	(2)	-	NM
Net portion of OTTI recognized in OCI,
pre-tax	$7	$7	0%

The increase in write-downs for OTTI when comparing the first three months of 2015 to the corresponding period in 2014 was primarily attributable to individual credit risks within our corporate bond holdings.

The $24 million of impairments taken during the first three months of 2015 was split between $15 million of credit-related impairments and $9 million of noncredit-related impairments.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REINSURANCE

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” in our 2014 Form 10-K for a detailed discussion regarding our counterparty risk with our reinsurers, including collateral securing our reinsurance recoverable, which information is incorporated herein by reference.  For more information about reinsurance, see Note 9 in our 2014 Form 10-K.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $296 million and $263 million for the three months ended March 31, 2015 and 2014, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).  During the three months ended March 31, 2015, our payables for collateral on derivative investments increased by $378 million due primarily to falling interest rates that increased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have multiple liquidity sources to leverage that would be eligible for collateral posting.    For additional information, see “Credit Risk” in Note 5.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company	$400	$150	167%

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	29	34	-15%
	$429	$184	133%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	$10	$(6)	267%

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below).  Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company.  Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.  For information regarding limits on the dividends that our insurance subsidiaries may pay, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Dividends from Subsidiaries” in our 2014 Form 10-K.

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

Currently, insurance companies are using a wide variety of captive reinsurance structures to support their respective businesses.  The NAIC through its various committees, task forces and working groups has been studying the use of captives and special purpose vehicles to transfer insurance risk and has been evaluating the adequacy of existing NAIC model laws and regulations applicable to life and annuity captives.  Recently, the NAIC adopted Actuarial Guideline 48 (“AG48”) that regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We believe that we will be able to implement these arrangements in compliance with the new requirements.

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Three Months Ended March 31, 2015
			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$250	$-	$-	$-	$-	$250

Long-Term Debt
Senior notes	$3,558	$300	$-	$56	$1	$3,915
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis advance	250	-	-	-	-	250
Capital securities	1,212	-	-	-	-	1,212
Total long-term debt	$5,270	$300	$-	$56	$1	$5,627

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	As of March 31, 2015, consisted of a $250 million 4.30% fixed-rate senior note maturing on June 15, 2015.

On March 9, 2015, we completed the issuance and sale of $300 million aggregate principal amount of our 3.35% senior notes due 2025.  We expect to use the proceeds from this offering to repay the maturity mentioned in the table above and for general corporate purposes.  As of March 31, 2015, the holding company had available liquidity of $786 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12 in our 2014 Form 10-K.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of March 31, 2015.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2014 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2014 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2014 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of March 31, 2015, the holding company had a net outstanding payable of $19 million to certain subsidiaries resulting from loans made by the subsidiaries in excess of amounts borrowed by those subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of March 31, 2015, our insurance subsidiaries had investments with a carrying value of $3.0 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K.

Divestitures

For a discussion of our divestitures, see Note 3 in our 2014 Form 10-K.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Common dividends to stockholders	$51	$42	21%
Repurchase of common stock	350	150	133%
Total cash returned to stockholders	$401	$192	109%

Number of shares repurchased	6.043	2.988	102%
Average price per share	$57.94	$50.22	15%

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2015	2014	Change
Debt service (interest paid)	$59	$68	-13%
Capital contribution to subsidiaries	75	-	NM
Total	$134	$68	97%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

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

Interest Rate Risk

Effect of Interest Rate Sensitivity

For information about the effect of interest rate sensitivity on our income (loss) from operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity”  in our 2014 Form 10-K.

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

The following provides detail on the percentage differences between the March 31, 2015, interest rates being credited to contract holders based on the first quarter of 2015 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,406	$10,586	$31,763	$50,755	71.3%
Up to 0.50%	1,637	443	458	2,538	3.6%
0.51% to 1.00%	1,247	128	17	1,392	2.0%
1.01% to 1.50%	1,254	15	118	1,387	1.9%
1.51% to 2.00%	781	-	570	1,351	1.9%
2.01% to 2.50%	748	-	-	748	1.1%
2.51% to 3.00%	122	-	-	122	0.2%
3.01% or greater	27	-	-	27	0.0%
Occurring after the next twelve months (4)	5,436	-	-	5,436	7.6%
Total discretionary rate setting products	19,658	11,172	32,926	63,756	89.6%
Other contracts (5)	2,295	5,116	-	7,411	10.4%
Total account values	$21,953	$16,288	$32,926	$71,167	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	42.8%	94.8%	96.5%	79.6%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 45 basis points, 2 basis points and 4 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 108 basis points in excess of average minimum guaranteed rates.  Of our account values for these products: 30% are scheduled to reset in more than one year but not more than two years; 23% are scheduled to reset in more than two years but not more than three years; and 47% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 9 basis points in excess of average minimum guaranteed rates and 81% of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives.  Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2014 Form 10-K for further discussion of the effects of equity markets on our RTM.

Effect of Equity Market Sensitivity

For information about the effect of equity market sensitivity on our income (loss) from operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity”  in our 2014 Form 10-K.

Credit Risk

We may use credit-related derivatives to minimize our exposure to credit-related events, and we also sell credit default swaps to offer credit protection to our contract holders and investors.

In addition to the information provided about our counterparty exposure in Note 5, the fair value of our exposure by rating (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2015	2014
AA	$10	$17
A	20	19
BBB	5	5
Total	$35	$41

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our businesses are heavily regulated and changes in regulation may affect our insurance subsidiary capital requirements or reduce our profitability.

State Regulation

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business.   The supervision and regulation relate to numerous aspects of our business and financial condition.   The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors.   The extent of regulation varies, but generally is governed by state statutes.   These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.   This system of supervision and regulation covers, among other things:

•	Standards of minimum capital requirements and solvency, including RBC measurements;
•	Restrictions on certain transactions, including, but not limited to, reinsurance between our insurance subsidiaries and their affiliates;
•	Restrictions on the nature, quality and concentration of investments;
•	Restrictions on the receipt of reinsurance credit;
•	Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	Limitations on the amount of dividends that insurance subsidiaries can pay;
•	Licensing status of the company;
•	Certain required methods of accounting pursuant to statutory accounting principles;
•	Reserves for unearned premiums, losses and other purposes; and
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

Although we endeavor to maintain all required licenses and approvals our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of March 31, 2015, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

Federal Regulation

In addition, our broker-dealer and investment advisor subsidiaries as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and the Financial Industry Regulation Authority. These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as the U.S. Department of Labor (“DOL”) and others, have the authority to review our products and business practices and those of our agents and employees. In recent years, there has been increased scrutiny of our businesses by these bodies, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

On April 14, 2015, the DOL re-proposed a regulation that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal

Revenue Code.  If finalized as proposed, the investment-related information and support that our advisors and employees could provide to plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law.  This could change the methods that we use to deliver services.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2015 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
1/1/15 – 1/31/15	-	$-	-	$615

2/1/15 – 2/28/15	2,907,549	57.74	2,907,549	447

3/1/15 – 3/31/15	3,135,716	58.12	3,135,716	265

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended March 31, 2015, there were 6,043,265 shares purchased as part of publicly announced plans or programs.

(2)On May 22, 2014, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of March 31, 2015, our remaining security repurchase authorization was $265 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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
Douglas N. Miller Senior Vice President and Chief Accounting Officer
Dated: April 30, 2015

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2015

10.1	Lincoln National Corporation Restricted Stock Unit Award Agreement for 2015, filed herewith.*
10.2	Lincoln National Corporation Nonqualified Stock Option Agreement for 2015, filed herewith.*
10.3	Lincoln National Corporation 2015 Long-Term Incentive Award Program 2015- 2017 Performance Cycle Agreement, filed herewith*
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*This exhibit is a management contract or compensatory plan or arrangement.

E-1