Form 10-Q
period 2015-06-30
LINCOLN NATIONAL CORP
filed 2015-07-30
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, there were 250,951,872 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2015 – $80,456; 2014 – $78,609)	$85,422	$86,240
Variable interest entities’ fixed maturity securities (amortized cost: 2015 – $593; 2014 – $587)	598	598
Equity securities (cost: 2015 – $213; 2014 – $216)	227	231
Trading securities	1,949	2,065
Mortgage loans on real estate	8,171	7,574
Real estate	24	20
Policy loans	2,654	2,670
Derivative investments	1,340	1,860
Other investments	1,624	1,709
Total investments	102,009	102,967
Cash and invested cash	2,327	3,919
Deferred acquisition costs and value of business acquired	9,150	8,207
Premiums and fees receivable	415	473
Accrued investment income	1,064	1,049
Reinsurance recoverables	5,608	5,730
Funds withheld reinsurance assets	642	649
Goodwill	2,273	2,273
Other assets	3,647	2,845
Separate account assets	128,079	125,265
Total assets	$255,214	$253,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$20,166	$20,057
Other contract holder funds	76,243	75,512
Short-term debt	-	250
Long-term debt	5,529	5,270
Reinsurance related embedded derivatives	120	150
Funds withheld reinsurance liabilities	718	764
Deferred gain on business sold through reinsurance	134	171
Payables for collateral on investments	4,587	4,409
Variable interest entities’ liabilities	3	13
Other liabilities	4,936	5,776
Separate account liabilities	128,079	125,265
Total liabilities	240,515	237,637

Contingencies and Commitments (See Note 8)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 250,918,893 and 256,551,440 shares
issued and outstanding as of June 30, 2015, and December 31, 2014, respectively	6,469	6,622
Retained earnings	6,286	6,022
Accumulated other comprehensive income (loss)	1,944	3,096
Total stockholders’ equity	14,699	15,740
Total liabilities and stockholders’ equity	$255,214	$253,377

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Insurance premiums	$782	$755	$1,572	$1,494
Fee income	1,239	1,134	2,460	2,232
Net investment income	1,187	1,207	2,374	2,415
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(14)	(5)	(35)	(15)
Portion of loss recognized in other comprehensive income	7	2	15	8
Net other-than-temporary impairment losses on securities
recognized in earnings	(7)	(3)	(20)	(7)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	17	38	(18)	23
Total realized gain (loss)	10	35	(38)	16
Amortization of deferred gain on business sold through reinsurance	18	18	37	37
Other revenues	145	133	280	263
Total revenues	3,381	3,282	6,685	6,457
Expenses
Interest credited	629	636	1,254	1,269
Benefits	1,220	1,079	2,456	2,157
Commissions and other expenses	1,014	963	2,027	1,934
Interest and debt expense	69	67	137	134
Total expenses	2,932	2,745	5,874	5,494
Income (loss) before taxes	449	537	811	963
Federal income tax expense (benefit)	105	139	167	236
Net income (loss)	344	398	644	727
Other comprehensive income (loss), net of tax	(1,709)	746	(1,152)	1,636
Comprehensive income (loss)	$(1,365)	$1,144	$(508)	$2,363

Net Income (Loss) Per Common Share
Basic	$1.37	$1.52	$2.54	$2.77
Diluted	1.35	1.48	2.50	2.69

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2015	2014

Common Stock
Balance as of beginning-of-year	$6,622	$6,876
Stock compensation/issued for benefit plans	68	20
Retirement of common stock/cancellation of shares	(221)	(157)
Balance as of end-of-period	6,469	6,739

Retained Earnings
Balance as of beginning-of-year	6,022	5,013
Net income (loss)	644	727
Retirement of common stock	(279)	(143)
Common stock dividends declared (2015 – $0.40; 2014 – $0.32)	(101)	(84)
Balance as of end-of-period	6,286	5,513

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,096	1,563
Other comprehensive income (loss), net of tax	(1,152)	1,636
Balance as of end-of-period	1,944	3,199
Total stockholders’ equity as of end-of-period	$14,699	$15,451

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$644	$727
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(176)	(213)
Trading securities purchases, sales and maturities, net	86	25
Change in premiums and fees receivable	58	(45)
Change in accrued investment income	(15)	(52)
Change in future contract benefits and other contract holder funds	17	188
Change in reinsurance related assets and liabilities	(14)	(33)
Change in accrued expenses	(118)	(158)
Change in federal income tax accruals	(54)	86
Realized (gain) loss	38	(16)
Amortization of deferred gain on business sold through reinsurance	(37)	(37)
Other	153	(101)
Net cash provided by (used in) operating activities	582	371

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(4,451)	(4,186)
Sales of available-for-sale securities	414	173
Maturities of available-for-sale securities	2,085	2,476
Purchases of other investments	(7,415)	(1,322)
Sales or maturities of other investments	7,109	1,452
Increase (decrease) in payables for collateral on investments	176	333
Other	(52)	(31)
Net cash provided by (used in) investing activities	(2,134)	(1,105)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(250)	(500)
Issuance of long-term debt, net of issuance costs	298	-
Deposits of fixed account values, including the fixed portion of variable	4,966	4,884
Withdrawals of fixed account values, including the fixed portion of variable	(3,135)	(2,765)
Transfers to and from separate accounts, net	(1,361)	(1,356)
Common stock issued for benefit plans and excess tax benefits	44	-
Repurchase of common stock	(500)	(300)
Dividends paid to common stockholders	(102)	(84)
Net cash provided by (used in) financing activities	(40)	(121)

Net increase (decrease) in cash and invested cash	(1,592)	(855)
Cash and invested cash as of beginning-of-year	3,919	2,364
Cash and invested cash as of end-of-period	$2,327	$1,509

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2014 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.  All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board and the impact of the adoption on our financial statements:

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

		January 1, 2015, except for disclosures related to collateral pledged that were adopted for the interim period ended June 30, 2015.	The adoption of this ASU did not have an effect on our consolidated financial condition and results of operations.

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

ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

This standard clarifies that when considering the nature of the host contract in a hybrid financial instrument issued in the form of a share; an entity must consider all of the stated and implied substantive terms of the hybrid instrument, including the embedded derivative feature that is being considered for separate accounting from the host contract.  Early adoption of this standard is permitted, and application is under a modified retrospective basis to existing hybrid financial instruments that are within the scope of the standard.

		January 1, 2016	We are currently evaluating the impact of adopting this standard on our consolidated financial condition and results of operations.
ASU 2015-02, Amendments to the Consolidation Analysis

This standard is intended to improve consolidation accounting guidance related to limited partnerships, limited liability corporations and securitization structures.  The new standard includes changes to existing consolidation models that will eliminate the presumption that a general partner should consolidate a limited partnership, clarify when fees paid to a decision maker should be a factor in the variable interest entities (“VIEs”) consolidation evaluation and reduce the VIEs consolidation models from two to one by eliminating the indefinite deferral for certain investment funds.  Early adoption is permitted, including adoption in an interim period.

		January 1, 2016	We are currently evaluating the impact of adopting this standard on our consolidated financial condition and results of operations.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs

Under current accounting guidance, debt issuance costs are recognized as a deferred charge in the balance sheet.  This amendment requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt.  This standard does not change the recognition and measurement requirements related to debt issuance costs.  Early adoption of this standard is permitted, and retrospective application is required for all periods presented in the financial statements.

		January 1, 2016	We will appropriately classify all of our debt issuance costs in accordance with this ASU as of the required effective date.

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

This standard clarifies the accounting requirements for recognizing cloud computing arrangements.  If an entity purchases a software license through a cloud computing arrangement, the software license should be accounted for in a manner consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract.  Early adoption of this standard is permitted, and the amendments can be adopted either prospectively or retrospectively.

		January 1, 2016	We are currently evaluating the impact of adopting this standard on our consolidated financial condition and results of operations.
Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2015-07, Disclosures for Certain Investments That Calculate Net Asset Value per Share (or its Equivalent)

This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  In addition, the standard also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, and limits those disclosures only to those investments for which the practical expedient has been elected.  Early adoption is permitted, and the disclosures must be provided retrospectively for all periods presented in the financial statements.

		January 1, 2016	We are currently evaluating these disclosure changes and will appropriately amend our financial statement disclosures in accordance with this standard as of the adoption date.
ASU 2015-09, Disclosures about Short-Duration Contracts

This standard enhances the disclosure requirements related to short-duration insurance contracts.  The new disclosure requirements focus on providing users of financial statements with more transparent information about an insurance entity’s (1) initial claims estimates and subsequent adjustments to those estimates, (2) methodologies and judgments in estimating claims, and (3) timing, frequency and severity of claims.  Early application of this standard is permitted, and retrospective application is required for each comparative period presented, except for those requirements that apply only to the current period.

		Annual periods beginning January 1, 2016; interim and annual periods beginning January 1, 2017.	We are currently evaluating these disclosure changes and will provide the additional disclosures upon adoption.

3.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2014 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of June 30, 2015:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.21%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BBB+	BB
Current rating of underlying reference obligations	AA - B	AAA - CCC
Number of defaults in underlying reference obligations	3	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying reference obligations by industry and rating as of June 30, 2015:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	5.4%	3.1%	0.0%	0.0%	0.0%	10.6%
Telecommunications	0.0%	0.0%	3.0%	6.6%	0.9%	0.5%	0.0%	11.0%
Oil and gas	0.3%	2.1%	1.3%	3.4%	0.9%	0.0%	0.0%	8.0%
Utilities	0.0%	0.0%	1.6%	3.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	1.6%	1.8%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.1%	0.7%	0.0%	0.0%	0.0%	2.8%
Sovereign	0.0%	0.7%	1.6%	0.7%	0.3%	0.0%	0.0%	3.3%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.5%	1.1%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.1%	14.2%	17.4%	5.8%	0.7%	0.3%	42.5%
Total	0.6%	12.9%	36.8%	38.1%	10.1%	1.2%	0.3%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2015			As of December 31, 2014
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$598	N/A	$-	$598
Total return swap	1	438	-	1	423	-
Total assets (1)	1	$438	$598	1	$423	$598

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$3	2	$600	$13
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$3	4	$600	$13

(1)      Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.

(2)      Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities underlying these VIEs, see Note 4.

As described more fully in Note 1 of our 2014 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of June 30, 2015.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Non-Qualifying Hedges
Credit default swaps	$2	$12	$10	$17
Contingent forwards	-	-	-	-
Total non-qualifying hedges (1)	$2	$12	$10	$17

(1)      Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2014 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

Qualified Affordable Housing Projects

We invest in certain limited partnerships (“LPs”) that operate qualified affordable housing projects that we have concluded are VIEs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  We receive returns from the LPs in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were less than $1 million for the six months ended June 30, 2015 and 2014.  The carrying amount of our investments in qualified affordable housing projects is recognized in other investments on our Consolidated Balance Sheets and was $54 million and $60 million as of June 30, 2015, and December 31, 2014, respectively.  Our exposure to loss is limited to the capital we invest in the LPs, and we do not have any contingent commitments to provide additional capital funding to these LPs.  There have been no indicators of impairment that would require us to recognize an impairment loss related to these LPs due to forfeiture, ineligibility of tax credits or for any other circumstances as of June 30, 2015.

4.  Investments

AFS Securities

See Note 1 in our 2014 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of June 30, 2015
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$69,149	$4,859	$968	$4	$73,036
Asset-backed securities ("ABS")	1,087	50	19	(15)	1,133
U.S. government bonds	388	42	2	-	428
Foreign government bonds	472	68	-	-	540
Residential mortgage-backed securities ("RMBS")	3,815	222	24	(17)	4,030
Commercial mortgage-backed securities ("CMBS")	432	17	3	-	446
Collateralized loan obligations ("CLOs")	496	2	1	(2)	499
State and municipal bonds	3,781	651	14	-	4,418
Hybrid and redeemable preferred securities	836	97	41	-	892
VIEs’ fixed maturity securities	593	5	-	-	598
Total fixed maturity securities	81,049	6,013	1,072	(30)	86,020
Equity securities	213	15	1	-	227
Total AFS securities	$81,262	$6,028	$1,073	$(30)	$86,247

	As of December 31, 2014
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$67,153	$6,711	$443	$5	$73,416
ABS	1,087	56	20	(7)	1,130
U.S. government bonds	379	56	-	-	435
Foreign government bonds	473	68	-	-	541
RMBS	3,979	242	14	(19)	4,226
CMBS	554	23	1	6	570
CLOs	375	-	2	(2)	375
State and municipal bonds	3,723	874	4	-	4,593
Hybrid and redeemable preferred securities	886	108	40	-	954
VIEs’ fixed maturity securities	587	11	-	-	598
Total fixed maturity securities	79,196	8,149	524	(17)	86,838
Equity securities	216	15	-	-	231
Total AFS securities	$79,412	$8,164	$524	$(17)	$87,069

(1)      Includes unrealized gains and (losses) on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  Specifically, we reclassified amounts related to subsequent changes in the fair value of AFS securities for which non-credit OTTI was previously recognized in OCI.  Historically, these amounts were recognized through unrealized gain (loss) on AFS securities in the Consolidated Statements of Comprehensive Income (Loss).  To better reflect the economic position of our AFS fixed maturity securities, these amounts are now recognized through unrealized OTTI on AFS securities in the Consolidated Statements of Comprehensive Income (Loss).  These reclassifications had no effect on net income (loss) or stockholders’ equity of the prior years.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2015, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,556	$2,608
Due after one year through five years	17,498	18,781
Due after five years through ten years	21,062	21,644
Due after ten years	33,510	36,281
Subtotal	74,626	79,314
Structured securities (ABS, MBS, CLOs)	6,423	6,706
Total fixed maturity AFS securities	$81,049	$86,020

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2015
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$15,420	$802	$1,508	$170	$16,928	$972
ABS	121	3	403	1	524	4
U.S. government bonds	13	2	-	-	13	2
RMBS	711	20	443	(13)	1,154	7
CMBS	99	2	40	1	139	3
CLOs	85	-	64	(1)	149	(1)
State and municipal bonds	168	10	28	4	196	14
Hybrid and redeemable
preferred securities	73	2	146	39	219	41
Total fixed maturity securities	16,690	841	2,632	201	19,322	1,042
Equity securities	35	1	-	-	35	1
Total AFS securities	$16,725	$842	$2,632	$201	$19,357	$1,043

Total number of AFS securities in an unrealized loss position						1,538

	As of December 31, 2014
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$4,799	$208	$4,475	$240	$9,274	$448
ABS	91	2	428	11	519	13
RMBS	447	7	574	(12)	1,021	(5)
CMBS	121	1	41	6	162	7
CLOs	110	-	83	-	193	-
State and municipal bonds	6	-	26	4	32	4
Hybrid and redeemable
preferred securities	31	-	176	40	207	40
Total fixed maturity securities	5,605	218	5,803	289	11,408	507
Equity securities	37	-	-	-	37	-
Total AFS securities	$5,642	$218	$5,803	$289	$11,445	$507

Total number of AFS securities in an unrealized loss position						1,019

For information regarding our investments in VIEs, see Note 3.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2015
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$243	$92	$2	35
Six months or greater, but less than nine months	11	5	2	7
Nine months or greater, but less than twelve months	41	21	-	9
Twelve months or greater	130	52	20	52
Total	$425	$170	$24	103

	As of December 31, 2014
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$48	$19	$-	12
Six months or greater, but less than nine months	8	7	-	3
Twelve months or greater	242	97	33	82
Total	$298	$123	$33	97

(1)      We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities increased by $536 million for the six months ended June 30, 2015.  As discussed further below, we believe the unrealized loss position as of June 30, 2015, did not represent OTTI as (i) we did not intend to sell the fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of June 30, 2015, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2015, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each security.

As of June 30, 2015,  the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to collateral losses and credit spreads.  We assessed credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily impaired security.

As of June 30, 2015,  the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance as of beginning-of-period	$382	$408	$380	$404
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	3	1	16	2
Credit losses on securities for which an
OTTI was previously recognized	4	3	6	7
Decreases attributable to:
Securities sold, paid down or matured	(15)	(23)	(28)	(24)
Balance as of end-of-period	$374	$389	$374	$389

During the six months ended June 30, 2015 and 2014, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of June 30, 2015
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$86	$(22)	$64	$23
ABS	220	17	237	111
RMBS	409	17	426	192
CMBS	40	-	40	48
Total	$755	$12	$767	$374

	As of December 31, 2014
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$38	$(4)	$34	$20
ABS	232	9	241	108
RMBS	447	19	466	190
CMBS	46	(6)	40	62
Total	$763	$18	$781	$380

Mortgage Loans on Real Estate

See Note 1 in our 2014 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 23%  and 9%, respectively, of mortgage loans on real estate as of June 30, 2015, and December 31, 2014.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	June 30,	December 31,
	2015	2014
Current	$8,171	$7,565
60 to 90 days past due	-	-
Greater than 90 days past due	-	8
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Unamortized premium (discount)	3	4
Total carrying value	$8,171	$7,574

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2015	2014
Number of impaired mortgage loans on real estate	3	3

Principal balance of impaired mortgage loans on real estate	$26	$26
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Carrying value of impaired mortgage loans on real estate	$23	$23

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2015	2014
Balance as of beginning-of-year	$3	$3
Additions	-	-
Charge-offs, net of recoveries	-	-
Balance as of end-of-period	$3	$3

The average carrying value of the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average carrying value for impaired mortgage loans on real estate	$23	$24	$23	$24
Interest income recognized on impaired mortgage loans on real estate	-	-	1	1
Interest income collected on impaired mortgage loans on real estate	-	-	1	1

As described in Note 1 in our 2014 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of June 30, 2015			As of December 31, 2014
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$7,250	88.7%	2.02	$6,596	87.1%	1.90
65% to 74%	574	7.0%	1.60	631	8.3%	1.55
75% to 100%	317	3.9%	0.81	316	4.2%	0.77
Greater than 100%	30	0.4%	0.77	31	0.4%	0.77
Total mortgage loans on real estate	$8,171	100.0%		$7,574	100.0%

Alternative Investments

As of June 30, 2015, and December 31, 2014, alternative investments included investments in 180 and 156 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturity AFS securities: (1)
Gross gains	$21	$11	$23	$19
Gross losses	(13)	(6)	(29)	(13)
Equity AFS securities:
Gross gains	1	3	1	3
Gross losses	-	-	-	-
Gain (loss) on other investments	-	3	(8)	3
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(10)	(10)	(15)	(17)
Total realized gain (loss) related to certain investments, pre-tax	$(1)	$1	$(28)	$(5)

(1)      These amounts are represented net of related fair value hedging activity.  See Note 5 for more information.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(4)	$-	$(15)	$-
ABS	(3)	(2)	(5)	(5)
RMBS	-	(1)	(2)	(3)
CMBS	-	(1)	-	(1)
Gross OTTI recognized in net income (loss)	(7)	(4)	(22)	(9)
Associated amortization of DAC, VOBA, DSI and DFEL	-	1	2	2
Net OTTI recognized in net income (loss), pre-tax	$(7)	$(3)	(20)	(7)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$9	$2	$18	$9
Change in DAC, VOBA, DSI and DFEL	(2)	-	(3)	(1)
Net portion of OTTI recognized in OCI, pre-tax	$7	$2	$15	$8

Determination of Credit Losses on Corporate Bonds and ABS

As of June 30, 2015, and December 31, 2014, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs. The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2015, and December 31, 2014,  95% and 96%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of June 30, 2015, and December 31, 2014, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.4 billion and $3.3 billion, respectively, and a fair value of $3.4 billion and $3.2 billion, respectively.  As of June 30, 2015, and December 31, 2014,  92% and 88%, respectively, of the fair value of our ABS portfolio was rated investment grade.  As of June 30, 2015, and December 31, 2014, the portion of our ABS portfolio rated below investment grade had an amortized cost of $184 million and $193 million, respectively, and fair value of $174 million and $176 million, respectively.  Based upon the analysis discussed above, we believe as of June 30, 2015, and December 31, 2014, that we would recover the amortized cost of each fixed maturity security.

Determination of Credit Losses on MBS

As of June 30, 2015, and December 31, 2014, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between approximately 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of June 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,071	$1,071	$1,673	$1,673
Securities pledged under securities lending agreements (2)	232	222	204	196
Securities pledged under repurchase agreements (3)	1,034	1,112	607	666
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,250	3,067	1,925	3,151
Total payables for collateral on investments	$4,587	$5,472	$4,409	$5,686

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2015	2014
Collateral payable for derivative investments	$(602)	$319
Securities pledged under securities lending agreements	28	15
Securities pledged under repurchase agreements	427	(325)
Investments pledged for FHLBI	325	325
Total increase (decrease) in payables for collateral on investments	$178	$334

The remaining contractual maturities of repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings were as follows:

	As of June 30, 2015
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater Than 90 Days	Total
Repurchase Agreements and Repurchase-to-Maturity Transactions:
ABS	$-	$-	$-	$500	$500
Corporate bonds	-	105	275	154	534
Total	-	105	275	654	1,034
Securities Lending
Corporate bonds	224	-	-	-	224
Equity securities	3	-	-	-	3
Foreign government bonds	5	-	-	-	5
Total	232	-	-	-	232
Total secured borrowings	$232	$105	$275	$654	$1,266

Gross amount of recognized liabilities for repurchase agreements and securities lending:					$1,266
Amounts related to agreements not included in offsetting disclosures:					$-

We accept collateral in the form of securities in connection with repurchase agreements that we are permitted to sell or re-pledge in certain cases.  In such cases, we report the fair value of the collateral and a related obligation to return the collateral.  As of June 30, 2015, the fair value of collateral received that we are permitted to sell or re-pledge was $154 million.  We have not sold or re-pledged this collateral.

Investment Commitments

As of June 30, 2015, our investment commitments were $1.3 billion, which included $656 million of LPs,  $390 million of mortgage loans on real estate, and $284 million of private debt investments.

Concentrations of Financial Instruments

As of June 30, 2015, and December 31, 2014, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $2.0 billion and $2.2 billion, respectively, or 2% of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $1.3 billion and $1.4 billion, respectively, or 1% of our invested assets portfolio.

As of June 30, 2015, and December 31, 2014, our most significant investments in one industry were our investment securities in the utilities industry with a fair value of $12.4 billion and $12.8 billion, respectively, or 12% and 13%, respectively, of our invested assets portfolio, and our investment securities in the consumer non-cyclical industry with a fair value of $11.7 billion, or 12%  and 11%, respectively, of our invested assets portfolio.  These concentrations include both AFS and trading securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2015			As of December 31, 2014
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,950	$337	$38	$3,554	$408	$198
Foreign currency contracts (1)	642	62	16	642	45	21
Total cash flow hedges	3,592	399	54	4,196	453	219
Fair value hedges:
Interest rate contracts (1)	1,534	217	170	875	259	-
Non-Qualifying Hedges
Interest rate contracts (1)	61,902	714	393	54,401	989	342
Foreign currency contracts (1)	143	-	-	68	-	-
Equity market contracts (1)	24,204	799	235	24,310	886	243
Credit contracts (2)	103	-	2	126	-	3
Embedded derivatives:
Guaranteed living benefit reserves (3)	-	254	-	-	-	-
Guaranteed living benefit reserves (2)	-	-	102	-	-	174
Reinsurance related (4)	-	-	120	-	-	150
Indexed annuity and IUL contracts (5)	-	-	1,155	-	-	1,170
Total derivative instruments	$91,478	$2,383	$2,231	$83,976	$2,587	$2,301

(1)      Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)      Reported in other liabilities on our Consolidated Balance Sheets.

(3)      Reported in other assets on our Consolidated Balance Sheets.

(4)      Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(5)      Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2015
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$7,254	$35,137	$11,030	$11,752	$1,213	$66,386
Foreign currency contracts (2)	173	168	234	210	-	785
Equity market contracts	14,463	5,705	3,766	18	252	24,204
Credit contracts	-	103	-	-	-	103
Total derivative instruments
with notional amounts	$21,890	$41,113	$15,030	$11,980	$1,465	$91,478

(1)      As of June 30, 2015, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.

(2)      As of June 30, 2015, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2029.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2015	2014
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$256
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(121)	(52)
Foreign currency contracts	25	(7)
Change in foreign currency exchange rate adjustment	16	(11)
Income tax benefit (expense)	27	24
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(194)	(12)
Interest rate contracts (2)	2	2
Foreign currency contracts (1)	3	-
Associated amortization of DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	66	3
Balance as of end-of-period	$209	$216

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

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3	$(5)	$4	$(11)
Interest rate contracts (2)	(1)	-	(1)	-
Foreign currency contracts (1)	1	(1)	3	-
Total cash flow hedges	3	(6)	6	(11)
Fair value hedges:
Interest rate contracts (1)	(7)	-	(15)	-
Interest rate contracts (2)	8	9	16	18
Interest rate contracts (3)	60	-	(170)	-
Total fair value hedges	61	9	(169)	18
Non-Qualifying Hedges
Interest rate contracts (3)	(673)	284	(231)	615
Foreign currency contracts (3)	(4)	(1)	(6)	-
Equity market contracts (3)	(53)	(257)	(283)	(413)
Equity market contracts (4)	-	7	5	8
Credit contracts (3)	1	1	1	1
Embedded derivatives:
Guaranteed living benefit reserves (3)	704	(58)	326	(340)
Reinsurance related (3)	45	(21)	30	(47)
Indexed annuity and IUL contracts (3)	(9)	(92)	(47)	(140)
Total derivative instruments	$75	$(134)	$(368)	$(309)

(1)      Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)      Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)      Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(4)      Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Offset to net investment income	$4	$(6)	$7	$(12)
Offset to interest and debt expense	1	1	1	2

As of June 30, 2015,  $13 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2015 and 2014, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our open credit default swaps for which we are the seller (dollars in millions) was as follows:

As of June 30, 2015
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	2	$(1)	$45
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				5	$(2)	$103

As of December 31, 2014
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(2)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(3)	$126

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

Details underlying the associated collateral of our open credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions), were as follows:

	As of	As of
	June 30,	December 31,
	2015	2014
Maximum potential payout	$103	$126
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$103	$126

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $2 million as of June 30, 2015, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2015, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2015, our exposure was $26 million.

The amounts recognized (in millions) by S&P credit rating of each counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2015		As of December 31, 2014
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$50	$(2)	$64	$-
A+	27	-	47	-
A	803	(67)	1,163	(85)
A-	166	-	233	-
BBB+	17	-	27	-
	$1,063	$(69)	$1,534	$(85)

Balance Sheet Offsetting

Information related to our derivative instruments and the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2015
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,095	$254	$2,349
Gross amounts offset	(755)	-	(755)
Net amount of assets	1,340	254	1,594
Gross amounts not offset:
Cash collateral	(1,063)	-	(1,063)
Net amount	$277	$254	$531

Financial Liabilities
Gross amount of recognized liabilities	$99	$1,377	$1,476
Gross amounts offset	(34)	-	(34)
Net amount of liabilities	65	1,377	1,442
Gross amounts not offset:
Cash collateral	(69)	-	(69)
Net amount	$(4)	$1,377	$1,373

	As of December 31, 2014
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,537	$-	$2,537
Gross amounts offset	(677)	-	(677)
Net amount of assets	1,860	-	1,860
Gross amounts not offset:
Cash collateral	(1,534)	-	(1,534)
Net amount	$326	$-	$326

Financial Liabilities
Gross amount of recognized liabilities	$130	$1,494	$1,624
Gross amounts offset	(50)	-	(50)
Net amount of liabilities	80	1,494	1,574
Gross amounts not offset:
Cash collateral	(85)	-	(85)
Net amount	$(5)	$1,494	$1,489

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 23% and 21% for the three and six months ended June 30, 2015, respectively.  The effective tax rate was 26% and 25% for the three and six months ended June 30, 2014, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deductions, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2015 (1)	2014 (1)
Return of Net Deposits
Total account value	$87,992	$85,917
Net amount at risk (2)	223	183
Average attained age of contract holders	62 years	62 years

Minimum Return
Total account value	$123	$135
Net amount at risk (2)	24	25
Average attained age of contract holders	74 years	74 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,012	$26,021
Net amount at risk (2)	651	597
Average attained age of contract holders	69 years	68 years

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

	For the Six
	Months Ended
	June 30,
	2015	2014
Balance as of beginning-of-year	$89	$73
Changes in reserves	17	12
Benefits paid	(11)	(10)
Balance as of end-of-period	$95	$75

Variable Annuity Contracts

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2015	2014
Asset Type
Domestic equity	$50,199	$49,569
International equity	19,421	18,791
Bonds	27,454	26,808
Money market	13,234	12,698
Total	$110,308	$107,866

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 34% of total life insurance in-force reserves as of June 30, 2015,  and 31% of total sales for the six months ended June 30, 2015.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2015.

While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

On June 13, 2009, a single named plaintiff filed a putative national class action in the Circuit Court of Allen County (“Court”), Indiana, captioned Peter S. Bezich v. The Lincoln National Life Insurance Company (“LNL”), No. 02C01-0906-PL73, asserting he was charged a cost of insurance fee that exceeded the applicable mortality charge, and that this fee breached the terms of the insurance contract.  Plaintiff petitioned the Court to certify a class action, on behalf of all persons who purchased or owned the relevant insurance product between 1999 and 2009, alleging that: (i) LNL breached the contract by including non-mortality factors in cost of insurance rates; (ii) LNL breached the contract when it charged administrative expenses in excess of set amount; and (iii) LNL breached the contract by failing to adjust cost of insurance rates to reflect improving mortality expectations.  On June 12, 2014, the Court issued an Order denying certification on all of the Plaintiff’s counts and claims except with respect to a single legal issue: whether the contract was breached as alleged in Count III.  However, any damages arising from this alleged breach would have to be tried on an individual case-by-case basis.  The appellate court granted permission for our interlocutory appeal of the Court’s certification of the single issue class, and plaintiff cross-appealed.  The appellate court affirmed in part and reversed in part, holding that a class could be certified on all three claims, on the legal issues only, and remanding for further proceedings.  This ruling preserves the lower court’s denial of class certification on damages, and any damages arising from the alleged breaches would have to be tried on an individual case-by-case basis.  We continue to vigorously defend the case and have petitioned to transfer it, on appeal, to the state supreme court.

See Note 13 in our 2014 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Common Stock
Balance as of beginning-of-period	252,928,502	263,682,162	256,551,440	262,896,701
Stock issued for exercise of warrants	33,510	54,714	980,436	3,099,479
Stock compensation/issued for benefit plans	515,481	171,293	1,988,882	899,808
Retirement/cancellation of shares	(2,558,600)	(3,076,461)	(8,601,865)	(6,064,280)
Balance as of end-of-period	250,918,893	260,831,708	250,918,893	260,831,708

Common Stock as of End-of-Period
Basic basis	250,918,893	260,831,708	250,918,893	260,831,708
Diluted basis	254,126,732	267,622,578	254,126,732	267,622,578

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted-average shares, as used in basic calculation	251,849,316	262,271,670	253,662,410	262,503,816
Shares to cover exercise of outstanding warrants	1,356,262	4,106,444	1,604,192	5,650,623
Shares to cover non-vested stock	1,220,690	1,370,136	1,357,152	1,464,908
Average stock options outstanding during the period	3,676,185	3,669,928	3,759,166	3,784,391
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(240,814)	(875,064)	(295,871)	(1,194,789)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(2,655,466)	(2,552,316)	(2,701,424)	(2,626,035)
Shares repurchaseable from measured but
unrecognized stock option expense	(65,873)	(85,468)	(63,196)	(95,257)
Average deferred compensation shares	-	1,030,237	1,022,523	1,036,339
Weighted-average shares, as used in diluted calculation	255,140,300	268,935,567	258,344,952	270,523,996

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the six months ended June 30, 2015, and the three and six months ended June 30, 2014, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $(1) million for the six months ended June 30, 2015, and $(1) million and less than $1 million for the three and six months ended June 30, 2014.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2015	2014
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,175	$1,500
Unrealized holding gains (losses) arising during the period	(2,492)	3,685
Change in foreign currency exchange rate adjustment	(16)	11
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	812	(1,139)
Income tax benefit (expense)	582	(895)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	193	9
Associated amortization of DAC, VOBA, DSI and DFEL	(15)	(18)
Income tax benefit (expense)	(62)	3
Balance as of end-of-period	$1,945	$3,168
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$64	$31
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(18)	(9)
Change in DAC, VOBA, DSI and DFEL	3	1
Income tax benefit (expense)	6	3
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	31	36
Change in DAC, VOBA, DSI and DFEL	(14)	(3)
Income tax benefit (expense)	(6)	(12)
Balance as of end-of-period	$66	$47
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$256
Unrealized holding gains (losses) arising during the period	(96)	(59)
Change in foreign currency exchange rate adjustment	16	(11)
Income tax benefit (expense)	27	24
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(189)	(10)
Associated amortization of DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	66	3
Balance as of end-of-period	$209	$216
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(3)	$(5)
Foreign currency translation adjustment arising during the period	6	(5)
Balance as of end-of-period	$3	$(10)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(279)	$(219)
Adjustment arising during the period	1	(3)
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$(279)	$(222)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2015	2014
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$193	$9	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(15)	(18)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	178	(9)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(62)	3	Federal income tax expense (benefit)
Reclassification, net of income tax	$116	$(6)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$31	$36	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	(14)	(3)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	17	33	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(6)	(12)	Federal income tax expense (benefit)
Reclassification, net of income tax	$11	$21	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(194)	$(12)	Net investment income
Interest rate contracts	2	2	Interest and debt expense
Foreign currency contracts	3	-	Net investment income
Total gross reclassifications	(189)	(10)
Associated amortization of DAC,
VOBA, DSI and DFEL	-	1	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	(189)	(9)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	66	3	Federal income tax expense (benefit)
Reclassification, net of income tax	$(123)	$(6)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total realized gain (loss) related to certain investments (1)	$(1)	$1	$(28)	$(5)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(21)	7	(10)	(12)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(5)	(16)	(31)	(39)
Associated amortization of DAC, VOBA, DSI and DFEL	1	3	6	8
Variable annuity net derivatives results: (4)
Gross gain (loss)	44	35	30	65
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	5	(3)	(1)
Realized gain (loss) on sale of subsidiaries/businesses (5)	(1)	-	(2)	-
Total realized gain (loss)	$10	$35	$(38)	$16

(1)      See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.

(2)      Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivatives results), reinsurance related embedded derivatives and trading securities.

(3)      Represents the net difference between the change in the fair value of the S&P 500 Index ® call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2015	2015
10-year LNC stock options	7,145	502,664
Performance shares	2,158	161,255
RSUs	22,868	445,438
Non-employee:
SARs	-	48,451
Agent stock options	535	90,239
Director DSUs	7,653	15,536

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$85,422	$85,422	$86,240	$86,240
VIEs’ fixed maturity securities	598	598	598	598
Equity securities	227	227	231	231
Trading securities	1,949	1,949	2,065	2,065
Mortgage loans on real estate	8,171	8,513	7,574	8,038
Derivative investments (1)	1,340	1,340	1,860	1,860
Other investments	1,624	1,624	1,709	1,709
Cash and invested cash	2,327	2,327	3,919	3,919
Other assets:
GLB reserves embedded derivatives (2)	254	254	-	-
Reinsurance recoverable	102	102	154	154
Separate account assets	128,079	128,079	125,265	125,265

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,155)	(1,155)	(1,170)	(1,170)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(697)	(697)	(699)	(699)
Account values of certain investment contracts	(30,074)	(32,838)	(29,156)	(33,079)
Short-term debt	-	-	(250)	(253)
Long-term debt	(5,529)	(5,754)	(5,270)	(5,707)
Reinsurance related embedded derivatives	(120)	(120)	(150)	(150)
VIEs’ liabilities – derivative instruments	(3)	(3)	(13)	(13)
Other liabilities:
Credit default swaps	(2)	(2)	(3)	(3)
Derivative liabilities (1)	(63)	(63)	(77)	(77)
GLB reserves embedded derivatives (2)	(102)	(102)	(174)	(174)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of June 30, 2015, and December 31, 2014, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2015, or December 31, 2014, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2014 Form 10-K:

	As of June 30, 2015
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$64	$70,933	$2,039	$73,036
ABS	-	1,100	33	1,133
U.S. government bonds	409	19	-	428
Foreign government bonds	-	426	114	540
RMBS	-	4,029	1	4,030
CMBS	-	434	12	446
CLOs	-	38	461	499
State and municipal bonds	-	4,418	-	4,418
Hybrid and redeemable preferred securities	46	750	96	892
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	7	79	141	227
Trading securities	160	1,717	72	1,949
Other investments	154	-	-	154
Derivative investments (1)	-	1,116	1,013	2,129
Cash and invested cash	-	2,327	-	2,327
Other assets:
GLB reserves embedded derivatives	-	-	254	254
Reinsurance recoverable	-	-	102	102
Separate account assets	670	127,409	-	128,079
Total assets	$1,510	$215,393	$4,338	$221,241

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,155)	$(1,155)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(120)	-	(120)
VIEs’ liabilities – derivative instruments	-	-	(3)	(3)
Other liabilities:
Credit default swaps	-	-	(2)	(2)
Derivative liabilities (1)	-	(579)	(273)	(852)
GLB reserves embedded derivatives	-	-	(102)	(102)
Total liabilities	$-	$(1,902)	$(1,535)	$(3,437)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended June 30, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$2,033	$-	$(58)	$61	$3	$2,039
ABS	33	-	-	-	-	33
Foreign government bonds	113	-	1	-	-	114
RMBS	1	-	-	-	-	1
CMBS	15	1	2	(6)	-	12
CLOs	416	-	-	57	(12)	461
Hybrid and redeemable
preferred securities	75	(1)	(1)	-	23	96
Equity AFS securities	135	1	(2)	8	(1)	141
Trading securities	75	-	(4)	1	-	72
Derivative investments	849	122	(123)	(108)	-	740
Other assets: (5)
GLB reserves embedded derivatives	-	254	-	-	-	254
Reinsurance recoverable	204	(102)	-	-	-	102
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives (5)	(1,180)	(9)	-	34	-	(1,155)
VIEs’ liabilities – derivative instruments (6)	(5)	2	-	-	-	(3)
Other liabilities:
Credit default swaps (7)	(3)	1	-	-	-	(2)
GLB reserves embedded derivatives (5)	(552)	450	-	-	-	(102)
Total, net	$2,209	$719	$(185)	$47	$13	$2,803

	For the Three Months Ended June 30, 2014
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,946	$5	$50	$132	$64	$2,197
ABS	12	-	(1)	-	(4)	7
Foreign government bonds	107	-	1	-	-	108
RMBS	1	-	-	-	-	1
CMBS	21	-	-	(2)	-	19
CLOs	195	-	2	17	(4)	210
State and municipal bonds	29	-	-	-	(29)	-
Hybrid and redeemable
preferred securities	55	-	2	(5)	-	52
Equity AFS securities	162	3	(3)	(4)	-	158
Trading securities	53	1	3	4	6	67
Derivative investments	811	(42)	80	(69)	-	780
Other assets: (5)
GLB reserves embedded derivatives	979	(47)	-	-	-	932
Reinsurance recoverable	43	11	-	-	-	54
Future contract benefits – indexed annuity
universal life contracts embedded
derivatives (5)	(1,090)	(92)	-	15	-	(1,167)
VIEs’ liabilities – derivative instruments (6)	(22)	12	-	-	-	(10)
Other liabilities:
Credit default swaps (7)	(2)	1	-	-	-	(1)
GLB reserves embedded derivatives (5)	(43)	(11)	-	-	-	(54)
Total, net	$3,257	$(159)	$134	$88	$33	$3,353

	For the Six Months Ended June 30, 2015
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,953	$3	$(89)	$90	$82	$2,039
ABS	33	-	-	-	-	33
Foreign government bonds	109	-	5	-	-	114
RMBS	1	-	-	-	-	1
CMBS	15	2	4	(9)	-	12
CLOs	368	-	3	102	(12)	461
Hybrid and redeemable
preferred securities	55	(1)	(1)	-	43	96
Equity AFS securities	157	1	-	(16)	(1)	141
Trading securities	73	1	(2)	-	-	72
Derivative investments	989	28	(76)	(201)	-	740
Other assets: (5)
GLB reserves embedded derivatives	-	254	-	-	-	254
Reinsurance recoverable	154	(52)	-	-	-	102
Future contract benefits: (5)
Indexed annuity and IUL
contracts embedded derivatives	(1,170)	(47)	-	62	-	(1,155)
VIEs’ liabilities – derivative instruments (6)	(13)	10	-	-	-	(3)
Other liabilities:
Credit default swaps (7)	(3)	1	-	-	-	(2)
GLB reserves embedded derivatives (5)	(174)	72	-	-	-	(102)
Total, net	$2,547	$272	$(156)	$28	$112	$2,803

	For the Six Months Ended June 30, 2014
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,701	$9	$73	$150	$264	$2,197
ABS	10	-	1	-	(4)	7
Foreign government bonds	79	-	4	-	25	108
RMBS	1	-	-	-	-	1
CMBS	20	-	1	(8)	6	19
CLOs	179	-	3	24	4	210
State and municipal bonds	28	-	1	-	(29)	-
Hybrid and redeemable
preferred securities	66	-	1	(5)	(10)	52
Equity AFS securities	161	3	(1)	(5)	-	158
Trading securities	52	2	6	3	4	67
Derivative investments	1,266	(150)	213	(123)	(426)	780
Other assets: (5)
GLB reserves embedded derivatives	-	(312)	-	-	1,244	932
Reinsurance recoverable	27	27	-	-	-	54
Future contract benefits: (5)
Indexed annuity and IUL
contracts embedded derivatives	(1,048)	(141)	-	22	-	(1,167)
GLB reserves embedded derivatives	1,244	-	-	-	(1,244)	-
VIEs’ liabilities – derivative instruments (6)	(27)	17	-	-	-	(10)
Other liabilities:
Credit default swaps (7)	(2)	1	-	-	-	(1)
GLB reserves embedded derivatives (5)	(27)	(27)	-	-	-	(54)
Total, net	$3,730	$(571)	$302	$58	$(166)	$3,353

(1)      The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)      Transfers into or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-period.  For AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in the prior period.

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$131	$(19)	$(15)	$(25)	$(11)	$61
CMBS	-	-	-	(6)	-	(6)
CLOs	62	-	-	(5)	-	57
Equity AFS securities	10	(2)	-	-	-	8
Trading securities	1	-	-	-	-	1
Derivative investments	47	(49)	(106)	-	-	(108)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(16)	-	50	-	-	34
Total, net	$235	$(70)	$(71)	$(36)	$(11)	$47

	For the Three Months Ended June 30, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$232	$(47)	$(14)	$(16)	$(23)	$132
CMBS	-	-	-	(1)	(1)	(2)
CLOs	20	-	-	(3)	-	17
Hybrid and redeemable preferred
securities	-	(5)	-	-	-	(5)
Equity AFS securities	-	(4)	-	-	-	(4)
Trading securities	4	-	-	-	-	4
Derivative investments	43	(19)	(93)	-	-	(69)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(24)	-	-	39	-	15
Total, net	$275	$(75)	$(107)	$19	$(24)	$88

	For the Six Months Ended June 30, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$194	$(20)	$(15)	$(51)	$(18)	$90
CMBS	-	-	-	(8)	(1)	(9)
CLOs	109	-	-	(7)	-	102
Equity AFS securities	10	(26)	-	-	-	(16)
Trading securities	-	-	-	-	-	-
Derivative investments	88	(193)	(96)	-	-	(201)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(30)	-	-	92	-	62
Total, net	$371	$(239)	$(111)	$26	$(19)	$28

	For the Six Months Ended June 30, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$377	$(58)	$(72)	$(32)	$(65)	$150
CMBS	-	-	-	(7)	(1)	(8)
CLOs	32	-	-	(8)	-	24
Hybrid and redeemable preferred
securities	-	(5)	-	-	-	(5)
Equity AFS securities	-	(5)	-	-	-	(5)
Trading securities	6	-	-	(3)	-	3
Derivative investments	79	(39)	(163)	-	-	(123)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(49)	-	-	71	-	22
Total, net	$445	$(107)	$(235)	$21	$(66)	$58

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Derivative investments (1)	$111	$(57)	$16	$(170)
VIEs’ liabilities – derivative instruments (2)	2	12	10	17
Embedded derivatives: (1)
Indexed annuity and IUL contracts	(8)	(16)	(34)	(40)
GLB reserves	615	71	454	(72)
Credit default swaps (1)	1	1	1	1
Total, net	$721	$11	$447	$(264)

(1)      Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(2)      Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2015			June 30, 2014
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$79	$(76)	$3	$144	$(80)	$64
ABS	-	-	-	-	(4)	(4)
CLOs	4	(16)	(12)	-	(4)	(4)
State and municipal bonds	-	-	-	-	(29)	(29)
Hybrid and redeemable preferred
securities	23	-	23	-	-	-
Equity AFS securities	-	(1)	(1)	-	-	-
Trading securities	-	-	-	6	-	6
Total, net	$106	$(93)	$13	$150	$(117)	$33

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$159	$(77)	$82	$404	$(140)	$264
ABS	-	-	-	-	(4)	(4)
Foreign government bonds	-	-	-	25	-	25
CMBS	-	-	-	6	-	6
CLOs	4	(16)	(12)	8	(4)	4
State and municipal bonds	-	-	-	-	(29)	(29)
Hybrid and redeemable preferred
securities	48	(5)	43	12	(22)	(10)
Equity AFS securities	-	(1)	(1)			-
Trading securities	-	-	-	10	(6)	4
Derivative investments	-	-	-	-	(426)	(426)
Other assets – GLB reserves embedded
derivatives	-	-	-	1,244	-	1,244
Future contract benefits – GLB reserves
embedded derivatives	-	-	-	-	(1,244)	(1,244)
Total, net	$211	$(99)	$112	$1,709	$(1,875)	$(166)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the six months ended June 30, 2015 and 2014, transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out for GLB reserves embedded derivatives represent reclassifications between future contract benefits and other assets or other liabilities.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the six months ended June 30, 2015, the transfers between Levels 1 and 2 of the fair value hierarchy was $172 million for our financial instruments carried at fair value which was attributable to quoted market prices being available. For the six months ended June 30, 2014, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2015:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,374	Discounted cash flow	Liquidity/duration adjustment (1)	0.8%	-	9.8%
ABS	26	Discounted cash flow	Liquidity/duration adjustment (1)	2.7%	-	2.7%
Foreign government bonds	80	Discounted cash flow	Liquidity/duration adjustment (1)	1.7%	-	3.9%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	1.8%
Equity AFS and trading securities	27	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	5.8%
Other assets – GLB reserves
embedded derivatives and
reinsurance recoverable	356	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	140%
			NPR (5)	0.03%	-	0.35%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	(1,155)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (6)			(9)
Other liabilities – GLB reserves
embedded derivatives	(102)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	140%
			NPR (5)	0.03%	-	0.35%
			Mortality rate (6)(8)			(9)
			Volatility (7)	1%	-	29%

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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Operating revenues:
Annuities	$991	$926	$1,981	$1,835
Retirement Plan Services	270	270	543	541
Life Insurance	1,443	1,363	2,874	2,700
Group Protection	617	621	1,222	1,231
Other Operations	96	106	191	212
Excluded realized gain (loss), pre-tax	(37)	(5)	(127)	(63)
Amortization of deferred gain arising
from reserve changes on business
sold through reinsurance, pre-tax	1	1	1	1
Total revenues	$3,381	$3,282	$6,685	$6,457

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income (Loss)
Income (loss) from operations:
Annuities	$255	$227	$494	$443
Retirement Plan Services	30	39	65	78
Life Insurance	105	148	215	268
Group Protection	19	2	13	21
Other Operations	(38)	(22)	(63)	(51)
Excluded realized gain (loss), after-tax	(23)	(3)	(83)	(42)
Income (loss) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	-	-	1	1
Benefit ratio unlocking, after-tax	(4)	7	2	9
Net income (loss)	$344	$398	$644	$727

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2015, compared with December 31, 2014, and the results of operations for the three and six months ended June 30, 2015, compared with the corresponding periods in 2014 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly report on Form 10-Q filed in 2015; and our current reports on Form 8-K filed in 2015.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect: the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, our ability to conduct business and our captive reinsurance arrangements as well as restrictions on revenue sharing and 12b‑1 payments, the potential for U.S. federal tax reform and the effect of the Department of Labor’s (“DOL”) proposed regulation defining fiduciary;

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

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

Although interest rates are expected to move higher in the future, new money rates continue to be at historically low levels and as a result, require careful analysis when forecasting the future direction of changes in rates.  If we change our view of future new money rates and lower our current long-term yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(125) million to income (loss) from operations due primarily to unlocking our DAC and VOBA assets.  This impact would be most pronounced in our Life Insurance segment.  The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption-update, and therefore, the actual amount of the loss may differ from our current estimate.  In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2014 Form 10-K.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2014 Form 10-K.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 11% followed by growth going forward of 7% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of June 30, 2015, we would have recorded a favorable unlocking of approximately $260 million, pre-tax, for Annuities, and approximately $25 million, pre-tax, for Retirement Plan Services and Life Insurance, respectively.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2015:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$840	$72,088	$-	$72,928
Priced by independent broker quotations	-	-	2,183	2,183
Priced by matrices	-	12,990	-	12,990
Priced by other methods (1)	-	-	1,526	1,526
Total	$840	$85,078	$3,709	$89,627

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2014 Form 10-K and Note 12 herein.

As of June 30, 2015, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of June 30, 2015,  we used broker quotes for 74 securities as our final price source, representing approximately 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, approximately 68% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of June 30, 2015.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability or a decline if in an asset position for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of June 30, 2015 and 2014, 4% and 3%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2015 and 2014, was $287 million and $245 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Acquisitions and Dispositions

On July 16, 2015, we closed on the sale of Lincoln Financial Media Company to Entercom Communications Corp. and Entercom Radio, LLC.  We received $105 million, subject to certain purchase price adjustments, consisting of cash and perpetual cumulative convertible preferred stock of Entercom Communications Corp.

For additional information about acquisitions and divestitures, see Note 3 in our 2014 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$255	$227	12%	$494	$443	12%
Retirement Plan Services	30	39	-23%	65	78	-17%
Life Insurance	105	148	-29%	215	268	-20%
Group Protection	19	2	NM	13	21	-38%
Other Operations	(38)	(22)	-73%	(63)	(51)	-24%
Excluded realized gain (loss), after-tax	(23)	(3)	NM	(83)	(42)	-98%
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	-	NM	1	1	0%
Benefit ratio unlocking, after-tax	(4)	7	NM	2	9	-78%
Net income (loss)	$344	$398	-14%	$644	$727	-11%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Deposits
Annuities	$3,380	$3,566	-5%	$6,370	$6,945	-8%
Retirement Plan Services	1,862	1,814	3%	3,567	3,572	0%
Life Insurance	1,344	1,308	3%	2,655	2,574	3%
Total deposits	$6,586	$6,688	-2%	$12,592	$13,091	-4%

Net Flows
Annuities	$397	$831	-52%	$593	$1,526	-61%
Retirement Plan Services	306	366	-16%	422	5	NM
Life Insurance	929	919	1%	1,817	1,748	4%
Total net flows	$1,632	$2,116	-23%	$2,832	$3,279	-14%

	As of June 30,
	2015	2014	Change
Account Values
Annuities	$124,535	$121,192	3%
Retirement Plan Services	54,989	53,748	2%
Life Insurance	43,059	41,238	4%
Total account values	$222,583	$216,178	3%

Comparison of the Three Months Ended June 30, 2015 to 2014

Net income decreased due primarily to the following:

•	Higher claims severity in our Life Insurance segment.
•	Lower realized gains during 2015.
•	Lower prepayment and bond make-whole premiums.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in account values and insurance in force.
•	Favorable total non-medical loss ratio experience in our Group Protection segment.

Comparison of the Six Months Ended June 30, 2015 to 2014

Net income decreased due primarily to the following:

•	Higher claims severity in our Life Insurance segment.
•	Realized losses during 2015 as compared to realized gains during 2014.
•	Less favorable investment income on alternative investments.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by growth in account values and insurance in force.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Insurance premiums (1)	$55	$42	31%	$135	$87	55%
Fee income	531	486	9%	1,041	950	10%
Net investment income	247	258	-4%	494	517	-4%
Operating realized gain (loss) (2)	45	40	13%	87	78	12%
Other revenues (3)	113	100	13%	224	203	10%
Total operating revenues	991	926	7%	1,981	1,835	8%
Operating Expenses
Interest credited	139	154	-10%	283	308	-8%
Benefits	90	80	13%	218	166	31%
Commissions and other expenses	434	406	7%	859	810	6%
Total operating expenses	663	640	4%	1,360	1,284	6%
Income (loss) from operations before taxes	328	286	15%	621	551	13%
Federal income tax expense (benefit)	73	59	24%	127	108	18%
Income (loss) from operations	$255	$227	12%	$494	$443	12%

(1)	Includes primarily our income annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three and Six Months Ended June 30, 2015 to 2014

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

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  For the three and six months ended June 30, 2015, we increased our variable annuity deposits on products without GLB riders to 28%, respectively, compared to 23% and 21% for the corresponding periods in 2014.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for the three and six months ended June 30, 2015 and 2014.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

For information about regulatory risk including the DOL proposed fiduciary advice regulation, see “Item 1A. Risk Factors – Our businesses are heavily regulated and changes in regulation may affect our insurance subsidiary capital requirements or reduce our profitability – Federal Regulation” in our first quarter 2015 Form 10-Q.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Fee Income
Mortality, expense and other assessments	$524	$478	10%	$1,026	$935	10%
Surrender charges	8	7	14%	15	15	0%
DFEL:
Deferrals	(10)	(8)	-25%	(18)	(16)	-13%
Amortization, net of interest	9	9	0%	18	16	13%
Total fee income	$531	$486	9%	$1,041	$950	10%

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Variable Account Value Information
Variable annuity deposits (1)	$2,302	$2,495	-8%	$4,189	$4,786	-12%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(75)	286	NM	(463)	390	NM
Change in market value (1)	(283)	3,323	NM	1,537	4,111	-63%
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	788	680	16%	1,507	1,478	2%
Variable annuity account values (1)	103,408	99,801	4%	103,408	99,801	4%
Average daily variable annuity account
values (1)	104,794	96,913	8%	103,389	95,493	8%
Average daily S&P 500	2,102	1,899	11%	2,083	1,868	12%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$206	$215	-4%	$412	$432	-5%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	3	5	-40%	13	9	44%
Surplus investments (2)	38	38	0%	69	76	-9%
Total net investment income	$247	$258	-4%	$494	$517	-4%

Interest Credited
Amount provided to contract holders	$138	$146	-5%	$278	$292	-5%
DSI deferrals	(7)	(1)	NM	(12)	(3)	NM
Interest credited before DSI
amortization	131	145	-10%	266	289	-8%
DSI amortization	8	9	-11%	17	19	-11%
Total interest credited	$139	$154	-10%	$283	$308	-8%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2015	2014	Change	2015	2014	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.20%	4.49%	(29)	4.22%	4.52%	(30)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.06%	0.11%	(5)	0.13%	0.09%	4
Net investment income yield on
reserves	4.26%	4.60%	(34)	4.35%	4.61%	(26)
Interest rate credited to contract
holders	2.61%	2.79%	(18)	2.63%	2.80%	(17)
Interest rate spread	1.65%	1.81%	(16)	1.72%	1.81%	(9)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$1,078	$1,071	1%	$2,181	$2,159	1%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	472	545	-13%	1,056	1,136	-7%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(788)	(680)	-16%	(1,507)	(1,478)	-2%
Reinvested interest credited (1)	146	235	-38%	319	427	-25%
Fixed annuity account values (1)	21,127	21,391	-1%	21,127	21,391	-1%
Average fixed account values (1)	21,026	21,355	-2%	21,114	21,295	-1%
Average invested assets on reserves	19,654	19,170	3%	19,604	19,136	2%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Commissions and Other Expenses
Commissions:
Deferrable	$145	$156	-7%	$274	$303	-10%
Non-deferrable	122	114	7%	242	218	11%
General and administrative expenses	111	106	5%	214	211	1%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	-	NM	3	1	200%
Taxes, licenses and fees	6	6	0%	18	18	0%
Total expenses incurred, excluding
broker-dealer	385	382	1%	751	751	0%
DAC deferrals	(165)	(174)	5%	(311)	(339)	8%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	220	208	6%	440	412	7%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	101	101	0%	201	202	0%
Unlocking	-	(1)	100%	-	(1)	100%
Broker-dealer expenses incurred	113	98	15%	218	197	11%
Total commissions and other
expenses	$434	$406	7%	$859	$810	6%

DAC Deferrals
As a percentage of sales/deposits	4.9%	4.9%		4.9%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Fee income	$61	$62	-2%	$123	$122	1%
Net investment income	206	204	1%	414	411	1%
Other revenues (1)	3	4	-25%	6	8	-25%
Total operating revenues	270	270	0%	543	541	0%
Operating Expenses
Interest credited	123	118	4%	245	236	4%
Benefits	1	-	NM	1	-	NM
Commissions and other expenses	107	98	9%	209	198	6%
Total operating expenses	231	216	7%	455	434	5%
Income (loss) from operations before taxes	39	54	-28%	88	107	-18%
Federal income tax expense (benefit)	9	15	-40%	23	29	-21%
Income (loss) from operations	$30	$39	-23%	$65	$78	-17%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2015 to 2014

Income from operations for this segment decreased due primarily to:

•

Higher commissions and other expenses due to higher incentive compensation as a result of production performance and continued strategic investments in technology platforms and distribution expansion efforts.

•

Lower net investment income, net of interest credited, driven by spread compression as a result of average new money rates trailing our current portfolio yields and less favorable investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by higher average fixed account values.

In addition, for the three months ended June 30, 2015, income from operations decreased due to lower prepayment and bond make-whole premiums.

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

Additional Information

We expect to continue making strategic investments during the remainder of 2015 to improve our infrastructure and expand distribution that will result in higher expenses.

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for the business was 11% for the three and six months ended June 30, 2015, respectively, compared to 11%  and 14% for the corresponding periods in 2014.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are also our highest margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 30% and 32% as of June 30, 2015 and 2014, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2014 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

For information about regulatory risk including the DOL proposed fiduciary advice regulation, see “Item 1A. Risk Factors – Our businesses are heavily regulated and changes in regulation may affect our insurance subsidiary capital requirements or reduce our profitability – Federal Regulation” in our first quarter 2015 Form 10-Q.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

\

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Fee Income
Annuity expense assessments	$47	$49	-4%	$96	$96	0%
Mutual fund fees	14	13	8%	27	25	8%
Total expense assessments	61	62	-2%	123	121	2%
Surrender charges	-	-	NM	-	1	-100%
Total fee income	$61	$62	-2%	$123	$122	1%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-period	$8,676	$8,223	6%	$8,574	$8,203	5%
Gross deposits	451	409	10%	904	879	3%
Withdrawals and deaths	(449)	(389)	-15%	(921)	(899)	-2%
Net flows	2	20	-90%	(17)	(20)	15%
Transfers between fixed and variable
accounts	(10)	-	NM	(8)	-	NM
Change in market value and reinvestment	(25)	278	NM	94	338	-72%
Balance as of end-of-period	$8,643	$8,521	1%	$8,643	$8,521	1%

Mid – Large Market:
Balance as of beginning-of-period	$29,040	$26,708	9%	$28,067	$26,468	6%
Gross deposits	1,279	1,260	2%	2,396	2,371	1%
Withdrawals and deaths	(724)	(697)	-4%	(1,453)	(1,910)	24%
Net flows	555	563	-1%	943	461	105%
Transfers between fixed and variable
accounts	13	7	86%	(2)	16	NM
Change in market value and reinvestment	14	829	-98%	614	1,162	-47%
Balance as of end-of-period	$29,622	$28,107	5%	$29,622	$28,107	5%

Multi-Fund® and Other:
Balance as of beginning-of-period	$16,916	$16,920	0%	$16,898	$16,947	0%
Gross deposits	132	145	-9%	267	322	-17%
Withdrawals and deaths	(383)	(362)	-6%	(771)	(758)	-2%
Net flows	(251)	(217)	-16%	(504)	(436)	-16%
Change in market value and reinvestment	59	417	-86%	330	609	-46%
Balance as of end-of-period	$16,724	$17,120	-2%	$16,724	$17,120	-2%

Total:
Balance as of beginning-of-period	$54,632	$51,851	5%	$53,539	$51,618	4%
Gross deposits	1,862	1,814	3%	3,567	3,572	0%
Withdrawals and deaths	(1,556)	(1,448)	-7%	(3,145)	(3,567)	12%
Net flows	306	366	-16%	422	5	NM
Transfers between fixed and variable
accounts	3	7	-57%	(10)	16	NM
Change in market value and reinvestment	48	1,524	-97%	1,038	2,109	-51%
Balance as of end-of-period	$54,989	$53,748	2%	$54,989	$53,748	2%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Variable Account Value Information
Variable annuity deposits (1)	$351	$326	8%	$702	$687	2%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(222)	(122)	-82%	(413)	(351)	-18%
Change in market value (1)	(42)	591	NM	249	755	-67%
Transfers from the variable portion
of variable annuity products
to the fixed portion of
variable annuity products	(51)	(49)	-4%	(112)	(104)	-8%
Variable annuity account values (1)	15,001	15,611	-4%	15,001	15,611	-4%
Average daily variable annuity account
values (1)	15,391	15,221	1%	15,333	15,172	1%
Average daily S&P 500	2,102	1,899	11%	2,083	1,868	12%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$189	$183	3%	$375	$368	2%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	1	4	-75%	9	9	0%
Surplus investments (2)	16	17	-6%	30	34	-12%
Total net investment income	$206	$204	1%	$414	$411	1%

Interest Credited	$123	$118	4%	$245	$236	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2015	2014	Change	2015	2014	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.61%	4.78%	(17)	4.63%	4.84%	(21)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.03%	0.12%	(9)	0.10%	0.12%	(2)
Net investment income yield on reserves	4.64%	4.90%	(26)	4.73%	4.96%	(23)
Interest rate credited to contract holders	3.01%	3.05%	(4)	3.01%	3.06%	(5)
Interest rate spread	1.63%	1.85%	(22)	1.72%	1.90%	(18)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$452	$437	3%	$870	$945	-8%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(26)	(66)	61%	(149)	(156)	4%
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	51	49	4%	112	104	8%
Reinvested interest credited (1)	123	118	4%	244	234	4%
Fixed annuity account values (1)	16,469	15,516	6%	16,469	15,516	6%
Average fixed account values (1)	16,368	15,465	6%	16,305	15,423	6%
Average invested assets on reserves	16,280	15,259	7%	16,201	15,204	7%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Commissions and Other Expenses
Commissions:
Deferrable	$4	$3	33%	$7	$7	0%
Non-deferrable	16	15	7%	33	30	10%
General and administrative expenses	81	73	11%	155	146	6%
Taxes, licenses and fees	4	3	33%	10	9	11%
Total expenses incurred	105	94	12%	205	192	7%
DAC deferrals	(7)	(6)	-17%	(14)	(14)	0%
Total expenses recognized before
amortization	98	88	11%	191	178	7%
DAC and VOBA amortization,
net of interest	9	10	-10%	18	20	-10%
Total commissions and other
expenses	$107	$98	9%	$209	$198	6%

DAC Deferrals
As a percentage of annuity sales/deposits	0.9%	0.8%		0.9%	0.9%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Insurance premiums (1)	$160	$139	15%	$309	$271	14%
Fee income	647	586	10%	1,297	1,160	12%
Net investment income	626	632	-1%	1,251	1,256	0%
Operating realized gain (loss) (2)	2	-	NM	2	1	100%
Other revenues	8	6	33%	15	12	25%
Total operating revenues	1,443	1,363	6%	2,874	2,700	6%
Operating Expenses
Interest credited	345	337	2%	683	671	2%
Benefits	673	519	30%	1,323	1,060	25%
Commissions and other expenses	273	284	-4%	560	569	-2%
Total operating expenses	1,291	1,140	13%	2,566	2,300	12%
Income (loss) from operations before taxes	152	223	-32%	308	400	-23%
Federal income tax expense (benefit)	47	75	-37%	93	132	-30%
Income (loss) from operations	$105	$148	-29%	$215	$268	-20%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three and Six Months Ended June 30, 2015 to 2014

Income from operations for this segment decreased due primarily to unfavorable mortality from higher claims severity (i.e., claim size), partially offset by higher fee income attributable to growth in business in force.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”).  During the third quarter of 2013, the New York State Department of Financial Services (“NYDFS”) announced that it would not recognize the National Association of Insurance Commissioners (“NAIC”) revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, the Lincoln Life & Annuity Company of New York (“LLANY”).  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  We began phasing in the increase in reserves over five years beginning in 2013.  As of June 30, 2015, we have increased reserves by $180 million.  The additional increase in reserves is subject to ongoing discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.  For more discussion of our strategies to lessen the burden of increased XXX and AG38 statutory reserves associated with term products and UL products containing secondary guarantees on our insurance subsidiaries, see “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2014 Form 10-K and “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Subsidiaries Statutory Reserving and Surplus” herein.

Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by using long-dated LOCs as well as other financing transactions.  Included in the LOCs issued as of June 30, 2015, were $3.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.3 billion of such LOCs were issued for UL products containing secondary guarantees ($350 million will expire in 2019, and $1.9 billion will expire in 2031), and $1.0 billion of such LOCs that will expire in 2023 were issued for term business solutions.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2014 Form 10-K for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

During the second quarter of 2015, mortality was negatively impacted due to claims severity rather than frequency.  While the total dollar amount of claims was approximately 14% worse than expected during the quarter, the number of claims was modestly better than expected.  We believe that our long-term average claims experience will be consistent with average historical actual to expected ratios.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Fee Income
Mortality assessments	$406	$347	17%	$812	$693	17%
Expense assessments	286	244	17%	562	472	19%
Surrender charges	10	13	-23%	21	28	-25%
DFEL:
Deferrals	(119)	(82)	-45%	(230)	(155)	-48%
Amortization, net of interest	64	64	0%	132	122	8%
Total fee income	$647	$586	10%	$1,297	$1,160	12%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Sales by Product
UL:
Excluding MoneyGuard® and IUL	$22	$24	-8%	$42	$45	-7%
MoneyGuard®	46	40	15%	86	73	18%
IUL	23	15	53%	38	33	15%
Total UL	91	79	15%	166	151	10%
VUL	43	56	-23%	88	101	-13%
COLI and BOLI	46	14	229%	60	18	233%
Term	21	23	-9%	40	47	-15%
Total sales	$201	$172	17%	$354	$317	12%

Net Flows
Deposits	$1,344	$1,308	3%	$2,655	$2,574	3%
Withdrawals and deaths	(415)	(389)	-7%	(838)	(826)	-1%
Net flows	$929	$919	1%	$1,817	$1,748	4%

Contract Holder Assessments	$957	$882	9%	$1,902	$1,735	10%

	As of June 30,
	2015	2014	Change
Account Values
UL	$31,880	$31,025	3%
VUL	8,902	7,941	12%
Interest-sensitive whole life	2,277	2,272	0%
Total account values	$43,059	$41,238	4%

In-Force Face Amount
UL and other	$326,026	$321,056	2%
Term insurance	322,848	308,253	5%
Total in-force face amount	$648,874	$629,309	3%

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

•	Term – 100% of annualized first year premiums.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$567	$563	1%	$1,137	$1,126	1%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	4	18	-78%	22	25	-12%
Alternative investments (2)	17	14	21%	22	30	-27%
Surplus investments (3)	38	37	3%	70	75	-7%
Total net investment income	$626	$632	-1%	$1,251	$1,256	0%

Interest Credited	$345	$337	2%	$683	$671	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2015	2014	Change	2015	2014	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.33%	5.41%	(8)	5.34%	5.44%	(10)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.03%	0.16%	(13)	0.11%	0.10%	1
Alternative investments	0.18%	0.15%	3	0.11%	0.16%	(5)
Net investment income yield
on reserves	5.54%	5.72%	(18)	5.56%	5.70%	(14)
Interest rate credited to contract holders	3.97%	3.96%	1	3.93%	3.95%	(2)
Interest rate spread	1.57%	1.76%	(19)	1.63%	1.75%	(12)

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.08%	5.48%	(40)	5.15%	5.68%	(53)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.04%	0.34%	(30)	0.10%	0.28%	(18)
Net investment income yield
on reserves	5.12%	5.82%	(70)	5.25%	5.96%	(71)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$38,372	$37,222	3%	$38,384	$37,037	4%
Account values – universal and whole life	34,566	33,741	2%	34,477	33,650	2%
Attributable to traditional products:
Invested assets on reserves	4,385	4,237	3%	4,352	4,202	4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Benefits
Death claims direct and assumed	$1,050	$876	20%	$2,050	$1,802	14%
Death claims ceded	(464)	(448)	-4%	(879)	(863)	-2%
Reserves released on death	(149)	(123)	-21%	(293)	(284)	-3%
Net death benefits	437	305	43%	878	655	34%
Change in secondary guarantee life
insurance product reserves	142	127	12%	284	249	14%
Change in linked-benefit product reserves	31	22	41%	60	41	46%
Other benefits (1)	63	65	-3%	101	115	-12%
Total benefits	$673	$519	30%	$1,323	$1,060	25%

Death claims per $1,000 of in-force	2.70	1.95	38%	2.73	2.10	30%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Commissions and Other Expenses
Commissions	$160	$173	-8%	$322	$336	-4%
General and administrative expenses	130	124	5%	252	243	4%
Expenses associated with reserve financing	19	20	-5%	39	39	0%
Taxes, licenses and fees	33	32	3%	75	76	-1%
Total expenses incurred	342	349	-2%	688	694	-1%
DAC and VOBA deferrals	(182)	(187)	3%	(362)	(365)	1%
Total expenses recognized before
amortization	160	162	-1%	326	329	-1%
DAC and VOBA amortization,
net of interest	112	121	-7%	232	238	-3%
Other intangible amortization	1	1	0%	2	2	0%
Total commissions and
other expenses	$273	$284	-4%	$560	$569	-2%

DAC and VOBA Deferrals
As a percentage of sales	90.5%	108.7%		102.3%	115.1%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2015, to the corresponding periods in 2014, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Insurance premiums	$567	$574	-1%	$1,128	$1,135	-1%
Net investment income	47	44	7%	90	89	1%
Other revenues	3	3	0%	4	7	-43%
Total operating revenues	617	621	-1%	1,222	1,231	-1%
Operating Expenses
Interest credited	1	2	-50%	1	2	-50%
Benefits	421	463	-9%	862	886	-3%
Commissions and other expenses	165	153	8%	339	310	9%
Total operating expenses	587	618	-5%	1,202	1,198	0%
Income (loss) from operations before taxes	30	3	NM	20	33	-39%
Federal income tax expense (benefit)	11	1	NM	7	12	-42%
Income (loss) from operations	$19	$2	NM	$13	$21	-38%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Income (Loss) from Operations by
Product Line
Life	$9	$1	NM	$6	$6	0%
Disability	9	(2)	NM	5	11	-55%
Dental	-	1	-100%	-	2	-100%
Total non-medical	18	-	NM	11	19	-42%
Medical	1	2	-50%	2	2	0%
Income (loss) from operations	$19	$2	NM	$13	$21	-38%

Comparison of the Three Months Ended June 30, 2015 to 2014

Income from operations for this segment increased due primarily to more favorable total non-medical loss ratio experience due primarily to decreased long-term disability incidence and favorable mortality and life waiver experience.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher amortization of DAC driven by higher lapses and re-pricing actions primarily on our employer-paid life and disability business.

Comparison of the Six Months Ended June 30, 2015 to 2014

Income from operations for this segment decreased due primarily to higher commissions and other expenses due to higher amortization of DAC driven by higher lapses and re-pricing actions primarily on our employer-paid life and disability business.

The decrease in income from operations was partially offset by more favorable total non-medical loss ratio experience attributable to decreased long-term disability incidence and favorable mortality and life waiver experience.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  For every one percent increase in the loss ratio, we would expect an approximate annual $13 million to $15 million decrease to income from operations.  We expect the non-medical loss ratio to be within or near the high end of our long-term expectation of 71% to 74% during the remainder of 2015.

We expect higher amortization of DAC during the remainder of 2015 as compared to 2014  due to increased lapses and re-pricing actions.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Insurance Premiums by Product Line
Life	$231	$229	1%	$460	$466	-1%
Disability	246	243	1%	494	482	2%
Dental	58	56	4%	116	113	3%
Total non-medical	535	528	1%	1,070	1,061	1%
Medical	32	46	-30%	58	74	-22%
Total insurance premiums	$567	$574	-1%	$1,128	$1,135	-1%

Sales	$62	$73	-15%	$118	$137	-14%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.  When comparing sales for the three and six months ended June 30, 2015, to the corresponding periods in 2014, the decrease was partly the result of re-pricing actions primarily on our employer-paid life and disability business.  We continue to shift the business mix to employee-paid blocks of business, which we expect will improve the overall profitability of the business.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Benefits and Interest Credited by
Product Line
Life	$166	$183	-9%	$345	$363	-5%
Disability	186	201	-7%	383	377	2%
Dental	42	40	5%	84	82	2%
Total non-medical	394	424	-7%	812	822	-1%
Medical	28	41	-32%	51	66	-23%
Total benefits and interest credited	$422	$465	-9%	$863	$888	-3%

Loss Ratios by Product Line
Life	72.0%	80.0%		74.8%	78.0%
Disability	75.4%	82.6%		77.5%	78.2%
Dental	72.3%	71.1%		72.6%	72.6%
Total non-medical	73.6%	80.3%		75.8%	77.5%
Medical	90.0%	89.0%		89.7%	88.4%

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Commissions and Other Expenses
Commissions	$69	$68	1%	$135	$135	0%
General and administrative expenses	80	78	3%	158	150	5%
Taxes, licenses and fees	13	14	-7%	29	29	0%
Total expenses incurred	162	160	1%	322	314	3%
DAC deferrals	(12)	(18)	33%	(30)	(34)	12%
Total expenses recognized before
amortization	150	142	6%	292	280	4%
DAC and VOBA amortization, net of
interest	15	11	36%	47	30	57%
Total commissions and
other expenses	$165	$153	8%	$339	$310	9%

DAC Deferrals
As a percentage of insurance premiums	2.1%	3.1%		2.7%	3.0%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Insurance premiums	$1	$-	NM	$1	$-	NM
Net investment income	61	70	-13%	125	143	-13%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%	35	36	-3%
Media revenues (net)	16	17	-6%	31	32	-3%
Other revenues	-	1	-100%	(1)	1	NM
Total operating revenues	96	106	-9%	191	212	-10%
Operating Expenses
Interest credited	20	26	-23%	41	52	-21%
Benefits	30	29	3%	57	59	-3%
Media expenses	14	14	0%	28	29	-3%
Other expenses	22	4	NM	31	17	82%
Interest and debt expense	69	67	3%	137	134	2%
Total operating expenses	155	140	11%	294	291	1%
Income (loss) from operations before taxes	(59)	(34)	-74%	(103)	(79)	-30%
Federal income tax expense (benefit)	(21)	(12)	-75%	(40)	(28)	-43%
Income (loss) from operations	$(38)	$(22)	-73%	$(63)	$(51)	-24%

Comparison of the Three and Six Months Ended June 30, 2015 to 2014

Loss from operations for Other Operations increased due primarily to higher other expenses in 2015 attributable to higher legal expenses, and lower net investment income, net of interest credited, related to lower average invested assets driven by repurchases of common stock and lower distributable earnings received from our business segments.

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
General and administrative expenses:
Legal	$12	$(2)	NM	$14	$(1)	NM
Branding	7	8	-13%	12	13	-8%
Other (1)	8	12	-33%	14	19	-26%
Total general and administrative expenses
expenses	27	18	50%	40	31	29%
Taxes, licenses and fees	(2)	(11)	82%	(4)	(8)	50%
Inter-segment reimbursement associated
with reserve financing and LOC expenses (2)	(3)	(3)	0%	(5)	(6)	17%
Total other expenses	$22	$4	NM	$31	$17	82%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$47	$40	18%	$89	$79	13%
Total excluded realized gain (loss)	(37)	(5)	NM	(127)	(63)	NM
Total realized gain (loss), pre-tax	$10	$35	-71%	$(38)	$16	NM

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(23)	$(3)	NM	$(83)	$(42)	-98%
Benefit ratio unlocking	(4)	7	NM	2	9	-78%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(27)	$4	NM	$(81)	$(33)	NM

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(1)	$-	NM	$(18)	$(3)	NM
Gain (loss) on the mark-to-market on
certain instruments	(13)	5	NM	(6)	(8)	25%
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	-	16	-100%	(35)	1	NM
GLB NPR component	(8)	(9)	11%	(1)	(2)	50%
Total variable annuity net derivatives results	(8)	7	NM	(36)	(1)	NM
Indexed annuity forward-starting option	(4)	(8)	50%	(19)	(21)	10%
Realized gain (loss) on sale of
subsidiaries/businesses (2)	(1)	-	NM	(2)	-	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(27)	$4	NM	$(81)	$(33)	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See Note 3 in our 2014 Form 10-K for more information.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended June 30, 2015 to 2014

We had lower realized gains during 2015 as compared to 2014 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•	Losses on the mark-to-market on certain instruments during 2015 attributable primarily to an increase in interest rates leading to a decrease in the value of our trading securities.
•	More favorable hedge program performance in 2014, driven primarily by less volatile capital markets.

Comparison of the Six Months Ended June 30, 2015 to 2014

We had realized losses during 2015 as compared to gains during 2014 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Variable annuity hedge program assets (liabilities)	$1,626	$2,124	$1,722	$1,039	$502

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$326	$(291)	$50	$694	$1,043
NPR	(72)	(57)	(70)	(102)	(111)
Embedded derivative reserves	254	(348)	(20)	592	932
Insurance benefit reserves	(391)	(355)	(341)	(319)	(265)
Total variable annuity reserves – asset (liability)	$(137)	$(703)	$(361)	$273	$667

10-year credit default swap ("CDS") spread	1.43%	1.27%	1.25%	1.26%	1.15%
NPR factor related to 10-year CDS spread	0.22%	0.21%	0.20%	0.19%	0.08%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of June 30, 2015:

Hypothetical
Effect
NPR factor:
Down 22 basis points to zero	$(135)
Up 20 basis points	70

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Investments
AFS securities:
Fixed maturity	$85,422	$86,240	83.8%	83.7%
VIEs’ fixed maturity	598	598	0.6%	0.6%
Total fixed maturity	86,020	86,838	84.4%	84.3%
Equity	227	231	0.2%	0.2%
Trading securities	1,949	2,065	1.9%	2.0%
Mortgage loans on real estate	8,171	7,574	8.1%	7.4%
Real estate	24	20	0.0%	0.0%
Policy loans	2,654	2,670	2.6%	2.6%
Derivative investments	1,340	1,860	1.3%	1.8%
Alternative investments	1,170	1,109	1.1%	1.1%
Other investments	454	600	0.4%	0.6%
Total investments	$102,009	$102,967	100.0%	100.0%

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

	As of June 30, 2015
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,082	$736	$109	$10,709	12.5%
Basic industry	5,053	237	145	5,145	6.0%
Capital goods	4,807	334	38	5,103	5.9%
Communications	4,252	327	53	4,526	5.3%
Consumer cyclical	4,809	311	81	5,039	5.9%
Consumer non-cyclical	10,867	806	117	11,556	13.5%
Energy	9,307	578	247	9,638	11.2%
Technology	3,038	127	40	3,125	3.6%
Transportation	2,112	133	25	2,220	2.6%
Industrial other	756	52	5	803	0.9%
Utilities	11,377	970	92	12,255	14.2%
Government related entities	2,689	248	20	2,917	3.4%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,206	132	2	1,336	1.6%
Non-agency backed	1,257	16	(3)	1,276	1.5%
Mortgage pass through securities ("MPTS"):
Agency backed	1,352	74	8	1,418	1.6%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	14	-	-	14	0.0%
Non-agency backed	418	17	3	432	0.5%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	480	2	1	481	0.6%
Commercial real estate ("CRE") collateralized
debt obligations ("CDOs")	16	-	(2)	18	0.0%
Credit card	683	26	-	709	0.8%
Equipment receivables	62	-	-	62	0.1%
Home equity	660	10	4	666	0.8%
Manufactured housing	52	3	-	55	0.1%
Stranded utility costs	33	1	-	34	0.0%
Other	190	15	-	205	0.2%
Municipals:
Taxable	3,678	647	14	4,311	5.0%
Tax-exempt	103	4	-	107	0.1%
Government:
United States	388	42	2	428	0.5%
Foreign	472	68	-	540	0.6%
Hybrid and redeemable preferred securities	836	97	41	892	1.0%
Total fixed maturity AFS securities	81,049	6,013	1,042	86,020	100.0%
Equity AFS Securities	213	15	1	227
Total AFS securities	81,262	6,028	1,043	86,247
Trading Securities (1)	1,697	263	11	1,949
Total AFS and trading securities	$82,959	$6,291	$1,054	$88,196

	As of December 31, 2014
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,653	$1,027	$41	$10,639	12.2%
Basic industry	4,953	323	87	5,189	6.0%
Capital goods	4,675	458	7	5,126	5.9%
Communications	3,982	450	15	4,417	5.1%
Consumer cyclical	4,703	420	53	5,070	5.8%
Consumer non-cyclical	10,431	1,123	28	11,526	13.3%
Energy	9,265	713	172	9,806	11.2%
Technology	2,936	189	18	3,107	3.6%
Transportation	1,973	187	3	2,157	2.5%
Industrial other	692	62	-	754	0.9%
Utilities	11,262	1,443	15	12,690	14.6%
Government related entities	2,628	316	9	2,935	3.4%
CMOs:
Agency backed	1,317	135	-	1,452	1.7%
Non-agency backed	1,291	18	(7)	1,316	1.5%
MPTS:
Agency backed	1,371	89	2	1,458	1.7%
CMBS:
Agency backed	24	1	-	25	0.0%
Non-agency backed	530	22	7	545	0.6%
ABS:
CLOs	358	-	2	356	0.4%
CRE CDOs	17	-	(2)	19	0.0%
Credit card	677	36	-	713	0.8%
Equipment receivables	64	1	1	64	0.1%
Home equity	655	9	12	652	0.8%
Manufactured housing	54	3	-	57	0.1%
Stranded utility costs	47	2	-	49	0.1%
Other	177	16	-	193	0.2%
Municipals:
Taxable	3,620	865	4	4,481	5.2%
Tax-exempt	103	9	-	112	0.1%
Government:
United States	379	56	-	435	0.5%
Foreign	473	68	-	541	0.6%
Hybrid and redeemable preferred securities	886	108	40	954	1.1%
Total fixed maturity AFS securities	79,196	8,149	507	86,838	100.0%
Equity AFS Securities	216	15	-	231
Total AFS securities	79,412	8,164	507	87,069
Trading Securities (1)	1,764	311	10	2,065
Total AFS and trading securities	$81,176	$8,475	$517	$89,134

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

(2)	Includes unrealized gains and (losses) on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

AFS Securities

In accordance with the AFS accounting guidance, we reflect stockholders’ equity as if unrealized gains and losses were actually recognized, and consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses.  Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, future contract benefits, other contract holder funds and deferred income taxes.  Adjustments to each of these balances are charged or credited to accumulated other comprehensive income (loss).  For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business.  Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2015			As of December 31, 2014
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$44,155	$47,841	55.6%	$43,285	$48,753	56.2%
2	Baa	32,884	34,243	39.8%	31,987	34,229	39.4%
Total investment grade securities		77,039	82,084	95.4%	75,272	82,982	95.6%

Below Investment Grade Securities
3	Ba	2,917	2,922	3.4%	2,858	2,884	3.3%
4	B	856	807	0.9%	821	766	0.9%
5	Caa and lower	214	188	0.2%	224	189	0.2%
6	In or near default	23	19	0.1%	21	17	0.0%
Total below investment grade securities		4,010	3,936	4.6%	3,924	3,856	4.4%
Total fixed maturity AFS securities		$81,049	$86,020	100.0%	$79,196	$86,838	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.9%	4.6%		5.0%	4.4%

(1)

Based upon the rating designations determined and provided by the NAIC or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”)).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.  The average credit quality was A- as of June 30, 2015.

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

As of June 30, 2015, and December 31, 2014, 90.7% and 86.2%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of June 30, 2015,  increased by $536 million.  As more fully described in Note 1 in our 2014 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of June 30, 2015, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of June 30, 2015, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$111	$3	1 to 36	11	0.8%	3.8%
Hybrid and redeemable preferred securities	220	41	1 to 53	21	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $104.5 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $90.8 billion as of June 30, 2015.  If it were necessary to liquidate investments prior to maturity or call to meet cash flow needs, we would first look to AFS securities that are in an unrealized gain position, which had a fair value of $66.1 billion, excluding consolidated VIEs in the amount of $598 million, as of June 30, 2015, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2014 Form 10-K and Note 4 for additional discussion.

As of June 30, 2015, and December 31, 2014, the estimated fair value for all private placement securities was $14.3 billion and $14.4 billion, respectively, representing 14% of total invested assets.

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

Our ABS home equity and RMBS had a market value of $4.8 billion and an unrealized gain of $229 million, or 5%, as of June 30, 2015.

The market value of AFS securities and trading securities backed by subprime loans was $528  million and represented approximately 0.5% of our total investment portfolio as of June 30, 2015.   AFS securities represented $517 million, or 98%, and trading securities represented $11 million, or 2%, of the subprime exposure as of June 30, 2015.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2015:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,754	$2,558	$470	$452	$423	$417	$383	$388	$4,030	$3,815
ABS home equity	3	2	-	-	190	190	473	468	666	660
Total by type (2)(3)	$2,757	$2,560	$470	$452	$613	$607	$856	$856	$4,696	$4,475

Rating
AAA	$2,698	$2,502	$1	$1	$-	$-	$15	$15	$2,714	$2,518
AA	50	50	-	-	-	-	11	10	61	60
A	9	8	5	5	14	13	48	47	76	73
BBB	-	-	35	34	32	30	39	38	106	102
BB and below	-	-	429	412	567	564	743	746	1,739	1,722
Total by rating (2)(3)(4)	$2,757	$2,560	$470	$452	$613	$607	$856	$856	$4,696	$4,475

Origination Year
2004 and prior	$409	$371	$67	$66	$141	$140	$153	$153	$770	$730
2005	382	342	100	100	181	178	279	276	942	896
2006	67	58	113	105	213	213	259	261	652	637
2007	331	293	190	181	78	76	162	164	761	714
2008	59	53	-	-	-	-	-	-	59	53
2009	412	380	-	-	-	-	3	2	415	382
2010	430	401	-	-	-	-	-	-	430	401
2011	207	198	-	-	-	-	-	-	207	198
2012	85	87	-	-	-	-	-	-	85	87
2013	316	319	-	-	-	-	-	-	316	319
2014	47	46							47	46
2015	12	12	-	-	-	-	-	-	12	12
Total by origination
year (2)(3)	$2,757	$2,560	$470	$452	$613	$607	$856	$856	$4,696	$4,475

Total AFS RMBS as a percentage of total AFS Securities									5.4%	5.5%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									2.2%	2.4%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $339 million and $343 million, respectively.
(2)

Does not include the fair value of trading securities totaling $135 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $135 million in trading securities consisted of $117 million prime, $7 million Alt-A and $11 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $127 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $127 million in trading securities consisted of $109 million prime, $7 million Alt-A and $11 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2015:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$432	$420	$14	$12	$-	$-	$446	$432
CRE CDOs	-	-	-	-	18	16	18	16
Total by type (1)(2)	$432	$420	$14	$12	$18	$16	$464	$448

Rating
AAA	$242	$238	$-	$-	$-	$-	$242	$238
AA	28	27	-	-	-	-	28	27
A	85	79	14	12	-	-	99	91
BBB	26	25	-	-	5	5	31	30
BB and below	51	51	-	-	13	11	64	62
Total by rating (1)(2)(3)	$432	$420	$14	$12	$18	$16	$464	$448

Origination Year
2004 and prior	$29	$28	$-	$-	$-	$-	$29	$28
2005	88	90	14	12	5	5	107	107
2006	98	94	-	-	13	11	111	105
2007	52	45	-	-	-	-	52	45
2010	58	54	-	-	-	-	58	54
2012	-	-					-	-
2013	107	109	-	-	-	-	107	109
Total by origination
year (1)(2)	$432	$420	$14	$12	$18	$16	$464	$448

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.5%	0.6%

(1)

Does not include the fair value of trading securities totaling $4 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $4 million in trading securities consisted entirely of CMBS.

(2)

Does not include the amortized cost of trading securities totaling $3 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $3 million in trading securities consisted entirely of CMBS.

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

As of June 30, 2015, the amortized cost and fair value of our AFS exposure to Monoline insurers was $481 million and $513 million, respectively.

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

The composition by industry categories of all securities in unrealized loss position (in millions) as of June 30, 2015, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Metals and mining	$812	4.2%	$914	4.5%	$102	9.8%
Independent	1,336	6.8%	1,434	7.0%	98	9.4%
Oil field services	691	3.6%	774	3.8%	83	8.0%
Banking	1,061	5.5%	1,143	5.6%	82	7.9%
Electric	1,731	8.9%	1,808	8.9%	77	7.4%
Midstream	649	3.4%	690	3.4%	41	3.9%
Technology	1,026	5.3%	1,066	5.2%	40	3.8%
Chemicals	866	4.5%	906	4.4%	40	3.8%
Food and beverage	728	3.8%	768	3.8%	40	3.8%
Pharmaceuticals	793	4.1%	830	4.1%	37	3.5%
Property and casualty	398	2.1%	433	2.1%	35	3.4%
Retailers	296	1.5%	323	1.6%	27	2.6%
Healthcare	712	3.7%	737	3.6%	25	2.4%
Integrated	387	2.0%	411	2.0%	24	2.3%
Entertainment	497	2.6%	519	2.5%	22	2.1%
Industries with unrealized losses
less than $20 million	7,374	38.0%	7,644	37.5%	270	25.9%
Total by industry	$19,357	100.0%	$20,400	100.0%	$1,043	100.0%

Total by industry as a percentage
of total AFS securities	22.4%		25.1%		100.0%

As of June 30, 2015, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $337 million and $256 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2015		As of December 31, 2014
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$8,171	100.0%	$7,566	99.9%
Delinquent and/or in foreclosure (1)	-	0.0%	8	0.1%
Total mortgage loans on real estate	$8,171	100.0%	$7,574	100.0%

(1)	As of June 30, 2015, and December 31, 2014, there were zero and two mortgage loans on real estate that were delinquent and in foreclosure, respectively.

As of June 30, 2015, and December 31, 2014, there were three impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2015, and December 31, 2014, was $0 and $6 million, respectively.  See Note 1 in our 2014 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	June 30,	December 31,
	2015	2014
By Segment
Annuities	$1,789	$1,603
Retirement Plan Services	1,907	1,657
Life Insurance	3,879	3,742
Group Protection	288	266
Other Operations	308	306
Total mortgage loans on real estate	$8,171	$7,574

	As of June 30, 2015			As of June 30, 2015
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$2,273	27.8%	CA	$1,845	22.6%
Office building	2,100	25.7%	TX	728	8.9%
Industrial	1,719	21.0%	NY	422	5.2%
Retail	1,607	19.7%	MD	405	5.0%
Mixed use	234	2.9%	GA	387	4.7%
Other commercial	207	2.5%	NC	370	4.5%
Hotel/motel	31	0.4%	VA	350	4.3%
Total	$8,171	100.0%	WA	314	3.8%
Geographic Region			OH	306	3.7%
Pacific	$2,406	29.4%	TN	272	3.3%
South Atlantic	1,982	24.3%	FL	260	3.2%
East North Central	851	10.4%	PA	253	3.1%
West South Central	742	9.1%	OR	247	3.0%
Middle Atlantic	729	8.9%	MN	219	2.7%
Mountain	590	7.2%	AZ	214	2.6%
East South Central	381	4.7%	WI	205	2.5%
West North Central	379	4.6%	IN	178	2.2%
New England	111	1.4%	Other states under 2%	1,196	14.7%
Total	$8,171	100.0%	Total	$8,171	100.0%

	As of June 30, 2015			As of June 30, 2015
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2010 and prior	$3,275	40.1%	2015	$97	1.2%
2011	736	9.0%	2016	376	4.6%
2012	841	10.3%	2017	598	7.3%
2013	1,064	13.0%	2018	681	8.3%
2014	1,297	15.9%	2019	280	3.4%
2015	958	11.7%	2020 and thereafter	6,139	75.2%
Total	$8,171	100.0%	Total	$8,171	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Annuities	$4	$6	-33%	$5	$16	-69%
Retirement Plan Services	2	3	-33%	3	7	-57%
Life Insurance	20	18	11%	26	44	-41%
Group Protection	1	2	-50%	1	6	-83%
Other Operations	1	-	NM	1	1	0%
Total (1)	$28	$29	-3%	$36	$74	-51%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2015, and December 31, 2014, alternative investments included investments in 180 and 156 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and do not significantly impact our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of June 30, 2015, and December 31, 2014, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $13 million.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Fixed maturity AFS securities	$1,005	$1,009	0%	$2,018	$2,019	0%
Equity AFS securities	4	2	100%	4	4	0%
Trading securities	27	33	-18%	55	66	-17%
Mortgage loans on real estate	98	93	5%	193	188	3%
Real estate	-	2	-100%	1	5	-80%
Policy loans	38	39	-3%	75	78	-4%
Invested cash	1	-	NM	2	1	100%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	11	30	-63%	48	46	4%
Alternative investments (2)	28	29	-3%	36	74	-51%
Consent fees	1	1	0%	1	1	0%
Other investments	3	(3)	200%	4	(9)	144%
Investment income	1,216	1,235	-2%	2,437	2,473	-1%
Investment expense	(29)	(28)	-4%	(63)	(58)	-9%
Net investment income	$1,187	$1,207	-2%	$2,374	$2,415	-2%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2015	2014	Change	2015	2014	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment
expenses	4.80%	4.99%	(19)	4.82%	5.10%	(28)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.05%	0.13%	(8)	0.10%	0.07%	3
Alternative investments	0.12%	0.13%	(1)	0.08%	0.11%	(3)
Net investment income yield on invested
assets	4.97%	5.25%	(28)	5.00%	5.28%	(28)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Average invested assets at amortized cost	$95,496	$91,879	4%	$94,938	$91,453	4%

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Fixed maturity AFS securities: (1)
Gross gains	$21	$11	91%	$23	$19	21%
Gross losses	(13)	(6)	NM	(29)	(13)	NM
Equity AFS securities:
Gross gains	1	3	-67%	1	3	-67%
Gross losses	-	-	NM	-	-	NM
Gain (loss) on other investments	-	3	-100%	(8)	3	NM
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(10)	(10)	0%	(15)	(17)	12%
Total realized gain (loss) related to
certain investments, pre-tax	$(1)	$1	NM	$(28)	$(5)	NM

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2015 and 2014, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(4)	$-	NM	$(15)	$-	NM
ABS	(3)	(2)		(5)	(5)	0%
RMBS	-	(1)	100%	(2)	(3)	33%
CMBS	-	(1)	100%	-	(1)	100%
Gross OTTI recognized in net income (loss)	(7)	(4)		(22)	(9)
Associated amortization of DAC,
VOBA, DSI and DFEL	-	1	-100%	2	2	0%
Net OTTI recognized in net income
(loss), pre-tax	$(7)	$(3)	NM	$(20)	$(7)	NM

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$9	$2	NM	$18	$9	100%
Change in DAC, VOBA, DSI and DFEL	(2)	-	NM	(3)	(1)	NM
Net portion of OTTI recognized in OCI, pre-tax
pre-tax	$7	$2	250%	$15	$8	88%

The increase in write-downs for OTTI when comparing the first six months of 2015 to the corresponding period in 2014 was primarily attributable to individual credit risks within our corporate bond holdings.

The $40 million of impairments taken during the first six months of 2015 was split between $22 million of credit-related impairments and $18 million of noncredit-related impairments.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $582 million and $371 million for the six months ended June 30, 2015 and 2014, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).  During the six months ended June 30, 2015, our payables for collateral on derivative investments decreased by $602 million due primarily to rising interest rates that decreased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have multiple liquidity sources to leverage that would be eligible for collateral posting.    For additional information, see “Credit Risk” in Note 5.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company	$225	$190	18%	$625	$340	84%
First Penn-Pacific	-	20	-100%	-	20	-100%

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	26	31	-16%	56	65	-14%
	$251	$241	4%	$681	$425	60%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	$16	$3	NM	$25	$(3)	NM

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

Currently, insurance companies are using a wide variety of captive reinsurance structures to support their respective businesses.  The NAIC through its various committees, task forces and working groups has been studying the use of captives and special purpose vehicles to transfer insurance risk and has been evaluating the adequacy of existing NAIC model laws and regulations applicable to life and annuity captives.  For example, the NAIC adopted Actuarial Guideline 48 (“AG48”) that regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We believe that we will be able to implement these arrangements in compliance with the new requirements.

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Six Months Ended June 30, 2015
			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$250	$-	$(250)	$-	$-	$-

Long-Term Debt
Senior notes	$3,558	$300	$-	$(42)	$1	$3,817
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis advance	250	-	-	-	-	250
Capital securities (2)	1,212	-	-	-	-	1,212
Total long-term debt	$5,270	$300	$-	$(42)	$1	$5,529

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)

Over the course of the next two years, the fixed rates on our capital securities are scheduled to change to floating.  To hedge the variability in rates, we have purchased forward starting swaps to effectively lock in lower rates over the remaining terms of the securities.

During the second quarter of 2015, we repaid a $250 million 4.30% fixed-rate senior note that matured on June 15, 2015.  On March 9, 2015, we completed the issuance and sale of $300 million aggregate principal amount of our 3.35% senior notes due 2025.  We used the proceeds from this offering to repay the maturity mentioned above and for general corporate purposes.  As of June 30, 2015, the holding company had available liquidity of $545 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of June 30, 2015.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2014 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2014 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2014 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of June 30, 2015, the holding company had a net outstanding receivable of $115 million from certain subsidiaries resulting from loans borrowed by subsidiaries in excess of amounts placed by subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of June 30, 2015, our insurance subsidiaries had investments with a carrying value of $3.5 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

Divestitures

For more information on our divestitures, see “Acquisitions and Dispositions” above and Note 3 in our 2014 Form 10-K.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Common dividends to stockholders	$51	$42	21%	$102	$84	21%
Repurchase of common stock	150	150	0%	500	300	67%
Total cash returned to stockholders	$201	$192	5%	$602	$384	57%

Number of shares repurchased	2.559	3.076	-17%	8.602	6.064	42%
Average price per share	$58.64	$48.78	20%	$58.15	$49.49	17%

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Debt service (interest paid)	$77	$81	-5%	$136	$154	-12%
Capital contribution to subsidiaries	-	-	NM	75	-	NM
Total	$77	$81	-5%	$211	$154	37%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q and “Forward-Looking Statements – Cautionary Language” above.

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

The following provides detail on the percentage differences between the June 30, 2015, interest rates being credited to contract holders based on the second quarter of 2015 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,286	$10,710	$31,886	$50,882	71.4%
Up to 0.50%	1,585	479	454	2,518	3.5%
0.51% to 1.00%	1,643	142	17	1,802	2.5%
1.01% to 1.50%	1,639	15	118	1,772	2.5%
1.51% to 2.00%	706	-	612	1,318	1.8%
2.01% to 2.50%	461	-	-	461	0.6%
2.51% to 3.00%	85	-	-	85	0.1%
3.01% or greater	26	-	-	26	0.0%
Occurring after the next twelve months (4)	5,149	-	-	5,149	7.2%
Total discretionary rate setting products	19,580	11,346	33,087	64,013	89.6%
Other contracts (5)	2,209	5,123	-	7,332	10.4%
Total account values	$21,789	$16,469	$33,087	$71,345	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	42.3%	94.4%	96.4%	79.5%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 44 basis points, 2 basis points and 4 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 107 basis points in excess of average minimum guaranteed rates.  Of our account values for these products: 32% are scheduled to reset in more than one year but not more than two years; 20% are scheduled to reset in more than two years but not more than three years; and 48% are scheduled to reset in more than three years.

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

	As of	As of
	June 30,	December 31,
	2015	2014
AA	$6	$17
A	15	19
BBB	5	5
Total	$26	$41

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2015 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
4/1/15 – 4/30/15	-	$-	-	$265

5/1/15 – 5/31/15	2,558,600	58.62	2,558,600	968

6/1/15 – 6/30/15	-	-	-	968

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended June 30, 2015, there were 2,558,600 shares purchased as part of publicly announced plans or programs.

(2)On May 21, 2015, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of June 30, 2015, our remaining security repurchase authorization was $968 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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
Douglas N. Miller Senior Vice President and Chief Accounting Officer
Dated: July 30, 2015

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2015

4.1	Senior Indenture, dated as of March 10, 2009, between LNC and Bank of New York Mellon, is incorporated by reference to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.
4.2	Form of 3.350% Senior Notes due 2025 incorporation by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 9, 2015.
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1