Form 10-Q
period 2015-09-30
LINCOLN NATIONAL CORP
filed 2015-10-29
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October  26, 2015, there were 247,470,994 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2015 – $80,899; 2014 – $78,609)	$85,506	$86,240
Variable interest entities’ fixed maturity securities (amortized cost: 2015 – $595; 2014 – $587)	598	598
Equity securities (cost: 2015 – $232; 2014 – $216)	242	231
Trading securities	1,914	2,065
Mortgage loans on real estate	8,431	7,574
Real estate	21	20
Policy loans	2,647	2,670
Derivative investments	2,020	1,860
Other investments	1,820	1,709
Total investments	103,199	102,967
Cash and invested cash	3,772	3,919
Deferred acquisition costs and value of business acquired	8,866	8,207
Premiums and fees receivable	383	473
Accrued investment income	1,116	1,049
Reinsurance recoverables	5,559	5,730
Funds withheld reinsurance assets	639	649
Goodwill	2,273	2,273
Other assets	3,450	2,845
Separate account assets	120,275	125,265
Total assets	$249,532	$253,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$20,523	$20,057
Other contract holder funds	76,451	75,512
Short-term debt	-	250
Long-term debt	5,604	5,270
Reinsurance related embedded derivatives	116	150
Funds withheld reinsurance liabilities	676	764
Deferred gain on business sold through reinsurance	116	171
Payables for collateral on investments	5,297	4,409
Variable interest entities’ liabilities	2	13
Other liabilities	6,071	5,776
Separate account liabilities	120,275	125,265
Total liabilities	235,131	237,637

Contingencies and Commitments (See Note 8)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 247,464,931 and 256,551,440 shares
issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	6,380	6,622
Retained earnings	6,358	6,022
Accumulated other comprehensive income (loss)	1,663	3,096
Total stockholders’ equity	14,401	15,740
Total liabilities and stockholders’ equity	$249,532	$253,377

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Insurance premiums	$825	$741	$2,398	$2,236
Fee income	1,469	1,216	3,929	3,448
Net investment income	1,254	1,212	3,627	3,627
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(23)	(6)	(58)	(21)
Portion of loss recognized in other comprehensive income	5	2	20	10
Net other-than-temporary impairment losses on securities
recognized in earnings	(18)	(4)	(38)	(11)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	45	93	27	117
Total realized gain (loss)	27	89	(11)	106
Amortization of deferred gain on business sold through reinsurance	18	18	55	55
Other revenues	123	135	402	397
Total revenues	3,716	3,411	10,400	9,869
Expenses
Interest credited	622	631	1,876	1,900
Benefits	1,327	1,117	3,783	3,275
Commissions and other expenses	1,432	995	3,459	2,929
Interest and debt expense	67	67	204	201
Total expenses	3,448	2,810	9,322	8,305
Income (loss) before taxes	268	601	1,078	1,564
Federal income tax expense (benefit)	41	162	207	398
Net income (loss)	227	439	871	1,166
Other comprehensive income (loss), net of tax	(281)	(277)	(1,433)	1,359
Comprehensive income (loss)	$(54)	$162	$(562)	$2,525

Net Income (Loss) Per Common Share
Basic	$0.91	$1.69	$3.45	$4.45
Diluted	0.87	1.65	3.37	4.34

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Nine
	Months Ended
	September 30,
	2015	2014

Common Stock
Balance as of beginning-of-year	$6,622	$6,876
Stock compensation/issued for benefit plans	74	51
Retirement of common stock/cancellation of shares	(316)	(231)
Balance as of end-of-period	6,380	6,696

Retained Earnings
Balance as of beginning-of-year	6,022	5,013
Net income (loss)	871	1,166
Retirement of common stock	(384)	(219)
Common stock dividends declared (2015 – $0.60; 2014 – $0.48)	(151)	(126)
Balance as of end-of-period	6,358	5,834

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,096	1,563
Other comprehensive income (loss), net of tax	(1,433)	1,359
Balance as of end-of-period	1,663	2,922
Total stockholders’ equity as of end-of-period	$14,401	$15,452

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$871	$1,166
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(52)	(346)
Trading securities purchases, sales and maturities, net	121	223
Change in premiums and fees receivable	90	(28)
Change in accrued investment income	(67)	(100)
Change in future contract benefits and other contract holder funds	690	224
Change in reinsurance related assets and liabilities	(255)	10
Change in federal income tax accruals	(14)	198
Realized (gain) loss	11	(106)
Amortization of deferred gain on business sold through reinsurance	(55)	(55)
Other	147	(91)
Net cash provided by (used in) operating activities	1,487	1,095

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(6,122)	(6,127)
Sales of available-for-sale securities	635	498
Maturities of available-for-sale securities	3,137	3,607
Purchases of other investments	(11,354)	(2,843)
Sales or maturities of other investments	10,666	2,597
Increase (decrease) in payables for collateral on investments	889	615
Proceeds from sale of subsidiary/business	75	-
Other	(73)	(69)
Net cash provided by (used in) investing activities	(2,147)	(1,722)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(250)	(500)
Issuance of long-term debt, net of issuance costs	298	-
Deposits of fixed account values, including the fixed portion of variable	7,667	7,213
Withdrawals of fixed account values, including the fixed portion of variable	(4,534)	(4,162)
Transfers to and from separate accounts, net	(1,859)	(1,914)
Common stock issued for benefit plans and excess tax benefits	44	23
Repurchase of common stock	(700)	(450)
Dividends paid to common stockholders	(153)	(126)
Net cash provided by (used in) financing activities	513	84

Net increase (decrease) in cash and invested cash	(147)	(543)
Cash and invested cash as of beginning-of-year	3,919	2,364
Cash and invested cash as of end-of-period	$3,772	$1,821

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the nine month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

		January 1, 2015, except for disclosures related to collateral pledged that were adopted for the interim period ended June 30, 2015	The adoption of this ASU did not have an effect on our consolidated financial condition and results of operations.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new accounting standards that may have an impact on our financial statements when adopted:

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers & ASU 2015- 14, Revenue from Contracts with Customers; Deferral of the Effective Date

This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods and services.  The amendments define a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation.  Retrospective application is required.  After performing extensive outreach, the FASB decided to delay the effective date of ASU 2014-09 for one year.  Early application is permitted but only for annual reporting periods beginning after December 15, 2016.

January 1, 2018

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

		Annual periods beginning January 1, 2016; interim and annual periods beginning January 1, 2017	We are currently evaluating these disclosure changes and will provide the additional disclosures upon adoption.
ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

Given the absence of authoritative accounting guidance in ASU 2015-03 related to debt issuance costs for line-of-credit arrangements, this standard clarifies that the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.

		January 1, 2016	We are currently evaluating this SEC Staff Announcement in connection with our adoption of ASU 2015-03 and will make the necessary disclosures as of the effective date.

3.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2014 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of September 30, 2015:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.21%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BBB+	BB
Current rating of underlying reference obligations	AA - B	AAA - CCC
Number of defaults in underlying reference obligations	3	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying reference obligations by industry and rating as of September 30, 2015:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	5.4%	3.0%	0.0%	0.0%	0.0%	10.5%
Telecommunications	0.0%	0.0%	3.0%	6.6%	0.9%	0.5%	0.0%	11.0%
Oil and gas	0.3%	2.1%	1.3%	3.4%	0.9%	0.0%	0.0%	8.0%
Utilities	0.0%	0.0%	1.6%	3.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	1.6%	1.8%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.1%	0.7%	0.0%	0.0%	0.0%	2.8%
Sovereign	0.0%	1.2%	1.0%	0.7%	0.3%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.5%	1.1%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.2%	13.7%	17.9%	5.9%	0.7%	0.3%	42.7%
Total	0.6%	13.5%	35.7%	38.5%	10.2%	1.2%	0.3%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2015			As of December 31, 2014
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$598	N/A	$-	$598
Total return swap	1	459	-	1	423	-
Total assets (1)	1	$459	$598	1	$423	$598

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$2	2	$600	$13
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$2	4	$600	$13

(1)      Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.

(2)      Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities underlying these VIEs, see Note 4.

As described more fully in Note 1 of our 2014 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of September 30, 2015.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Non-Qualifying Hedges
Credit default swaps	$1	$(7)	$11	$10
Contingent forwards	-	-	-	-
Total non-qualifying hedges (1)	$1	$(7)	$11	$10

(1)      Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2014 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

Qualified Affordable Housing Projects

We invest in certain limited partnerships (“LPs”) that operate qualified affordable housing projects that we have concluded are VIEs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  We receive returns from the LPs in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were less than $1 million for the nine months ended September 30, 2015 and 2014.  The carrying amounts of our investments in qualified affordable housing projects are recognized in other investments on our Consolidated Balance Sheets and were $51 million and $60 million as of September 30, 2015 and December 31, 2014, respectively.  Our exposure to loss is limited to the capital we invest in the LPs, and we do not have any contingent commitments to provide additional capital funding to these LPs.  There have been no indicators of impairment that would require us to recognize an impairment loss related to these LPs due to forfeiture, ineligibility of tax credits or for any other circumstances as of September 30, 2015.

4.  Investments

AFS Securities

See Note 1 in our 2014 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of September 30, 2015
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$69,836	$4,836	$1,374	$7	$73,291
Asset-backed securities ("ABS")	1,089	53	15	(14)	1,141
U.S. government bonds	386	53	1	-	438
Foreign government bonds	466	67	1	-	532
Residential mortgage-backed securities ("RMBS")	3,638	217	21	(15)	3,849
Commercial mortgage-backed securities ("CMBS")	388	15	1	(1)	403
Collateralized loan obligations ("CLOs")	511	3	1	(2)	515
State and municipal bonds	3,778	716	14	-	4,480
Hybrid and redeemable preferred securities	807	93	43	-	857
VIEs’ fixed maturity securities	595	3	-	-	598
Total fixed maturity securities	81,494	6,056	1,471	(25)	86,104
Equity securities	232	15	5	-	242
Total AFS securities	$81,726	$6,071	$1,476	$(25)	$86,346

	As of December 31, 2014
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$67,153	$6,711	$443	$5	$73,416
ABS	1,087	56	20	(7)	1,130
U.S. government bonds	379	56	-	-	435
Foreign government bonds	473	68	-	-	541
RMBS	3,979	242	14	(19)	4,226
CMBS	554	23	1	6	570
CLOs	375	-	2	(2)	375
State and municipal bonds	3,723	874	4	-	4,593
Hybrid and redeemable preferred securities	886	108	40	-	954
VIEs’ fixed maturity securities	587	11	-	-	598
Total fixed maturity securities	79,196	8,149	524	(17)	86,838
Equity securities	216	15	-	-	231
Total AFS securities	$79,412	$8,164	$524	$(17)	$87,069

(1)      Includes unrealized gains  (losses) on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  Specifically, we reclassified amounts related to subsequent changes in the fair value of AFS securities for which non-credit OTTI was previously recognized in other comprehensive income (loss) (“OCI”).  Historically, these amounts were recognized through unrealized gain (loss) on AFS securities in the Consolidated Statements of Comprehensive Income (Loss).  To better reflect the economic position of our AFS fixed maturity securities, these amounts are now recognized through unrealized OTTI on AFS securities in the Consolidated Statements of Comprehensive Income (Loss).  These reclassifications had no effect on net income (loss) or stockholders’ equity for the prior years.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2015, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,785	$2,833
Due after one year through five years	17,706	18,845
Due after five years through ten years	20,552	20,899
Due after ten years	34,230	37,021
Subtotal	75,273	79,598
Structured securities (ABS, MBS, CLOs)	6,221	6,506
Total fixed maturity AFS securities	$81,494	$86,104

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2015
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$15,865	$1,132	$1,569	$254	$17,434	$1,386
ABS	119	2	271	27	390	29
U.S. government bonds	14	1	-	-	14	1
Foreign government bonds	37	1	-	-	37	1
RMBS	639	15	210	13	849	28
CMBS	112	2	11	4	123	6
CLOs	96	1	50	-	146	1
State and municipal bonds	159	10	28	4	187	14
Hybrid and redeemable
preferred securities	58	1	148	42	206	43
Total fixed maturity securities	17,099	1,165	2,287	344	19,386	1,509
Equity securities	48	5	-	-	48	5
Total AFS securities	$17,147	$1,170	$2,287	$344	$19,434	$1,514

Total number of AFS securities in an unrealized loss position						1,575

	As of December 31, 2014
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$4,799	$207	$4,465	$244	$9,264	$451
ABS	91	2	323	41	414	43
RMBS	447	7	241	14	688	21
CMBS	121	1	19	10	140	11
CLOs	110	1	70	1	180	2
State and municipal bonds	6	-	26	4	32	4
Hybrid and redeemable
preferred securities	31	-	176	40	207	40
Total fixed maturity securities	5,605	218	5,320	354	10,925	572
Equity securities	37	1	-	-	37	1
Total AFS securities	$5,642	$219	$5,320	$354	$10,962	$573

Total number of AFS securities in an unrealized loss position						1,019

For information regarding our investments in VIEs, see Note 3.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2015
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$932	$397	$3	103
Six months or greater, but less than nine months	45	31	-	3
Nine months or greater, but less than twelve months	8	5	2	7
Twelve months or greater	152	74	19	59
Total	$1,137	$507	$24	172

	As of December 31, 2014
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$48	$19	$-	12
Six months or greater, but less than nine months	8	7	-	3
Twelve months or greater	242	97	33	82
Total	$298	$123	$33	97

(1)      We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities increased by $941 million for the nine months ended September 30, 2015.  As discussed further below, we believe the unrealized loss position as of September 30, 2015, did not represent OTTI as (i) we did not intend to sell the fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of September 30, 2015, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2015, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each security.

As of September 30, 2015,  the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to credit spreads.  We assessed credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily impaired security.

As of September 30, 2015,  the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance as of beginning-of-period	$374	$389	$380	$404
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	-	1	16	2
Credit losses on securities for which an
OTTI was previously recognized	5	4	12	12
Decreases attributable to:
Securities sold, paid down or matured	(1)	(17)	(30)	(41)
Balance as of end-of-period	$378	$377	$378	$377

During the nine months ended September 30, 2015 and 2014, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of September 30, 2015
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$32	$(7)	$25	$25
ABS	203	14	217	107
RMBS	385	15	400	193
CMBS	37	1	38	48
CLOs	12	2	14	5
Total	$669	$25	$694	$378

	As of December 31, 2014
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$38	$(5)	$33	$20
ABS	221	7	228	103
RMBS	447	19	466	190
CMBS	46	(6)	40	62
CLOs	11	2	13	5
Total	$763	$17	$780	$380

Mortgage Loans on Real Estate

See Note 1 in our 2014 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 22%  and 10%, and 23% and 9%, respectively, of mortgage loans on real estate as of September 30, 2015, and December 31, 2014.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	September 30,	December 31,
	2015	2014
Current	$8,430	$7,565
60 to 90 days past due	-	-
Greater than 90 days past due	-	8
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(3)
Unamortized premium (discount)	3	4
Total carrying value	$8,431	$7,574

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2015	2014
Number of impaired mortgage loans on real estate	2	3

Principal balance of impaired mortgage loans on real estate	$8	$26
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(3)
Carrying value of impaired mortgage loans on real estate	$6	$23

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2015	2014
Balance as of beginning-of-year	$3	$3
Additions	-	-
Charge-offs, net of recoveries	(1)	-
Balance as of end-of-period	$2	$3

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average carrying value for impaired mortgage loans on real estate	$14	$24	$20	$24
Interest income recognized on impaired mortgage loans on real estate	-	-	1	1
Interest income collected on impaired mortgage loans on real estate	-	-	1	1

As described in Note 1 in our 2014 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of September 30, 2015			As of December 31, 2014
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$7,432	88.1%	2.05	$6,596	87.1%	1.90
65% to 74%	655	7.8%	1.61	631	8.3%	1.55
75% to 100%	338	4.0%	0.83	316	4.2%	0.77
Greater than 100%	6	0.1%	1.03	31	0.4%	0.77
Total mortgage loans on real estate	$8,431	100.0%		$7,574	100.0%

Alternative Investments

As of September 30, 2015, and December 31, 2014, alternative investments included investments in 183 and 156 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fixed maturity AFS securities: (1)
Gross gains	$1	$4	$26	$23
Gross losses	(23)	(6)	(51)	(18)
Equity AFS securities:
Gross gains	1	2	2	5
Gross losses	-	-	-	-
Gain (loss) on other investments	-	-	(7)	3
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(7)	(21)	(24)
Total realized gain (loss) related to certain investments, pre-tax	$(26)	$(7)	$(51)	$(11)

(1)      These amounts are represented net of related fair value hedging activity.  See Note 5 for more information.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(16)	$-	$(31)	$-
ABS	(1)	(2)	(6)	(7)
RMBS	(3)	(1)	(5)	(4)
CMBS	-	-	-	(1)
CRE CDOs	-	(2)	-	(2)
Gross OTTI recognized in net income (loss)	(20)	(5)	(42)	(14)
Associated amortization of DAC, VOBA, DSI and DFEL	2	1	4	3
Net OTTI recognized in net income (loss), pre-tax	$(18)	$(4)	(38)	(11)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$5	$2	$23	$11
Change in DAC, VOBA, DSI and DFEL	-	-	(3)	(1)
Net portion of OTTI recognized in OCI, pre-tax	$5	$2	$20	$10

Determination of Credit Losses on Corporate Bonds and ABS

As of September 30, 2015, and December 31, 2014, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs. The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2015, and December 31, 2014,  96% of the fair value of our corporate bond portfolio was rated investment grade.  As of September 30, 2015, and December 31, 2014, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.5 billion and $3.3 billion, respectively, and a fair value of $3.3 billion and $3.2 billion, respectively.  As of September 30, 2015, and December 31, 2014,  92% and 88%, respectively, of the fair value of our ABS portfolio was rated investment grade.  As of September 30, 2015, and December 31, 2014, the portion of our ABS portfolio rated below investment grade had an amortized cost of $182 million and $193 million, respectively, and fair value of $176 million.  Based upon the analysis discussed above, we believe as of September 30, 2015, and December 31, 2014, that we would recover the amortized cost of each fixed maturity security.

Determination of Credit Losses on MBS

As of September 30, 2015, and December 31, 2014, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between approximately 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of September 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$2,037	$2,037	$1,673	$1,673
Securities pledged under securities lending agreements (2)	229	221	204	196
Securities pledged under repurchase agreements (3)	926	1,001	607	666
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,105	3,014	1,925	3,151
Total payables for collateral on investments	$5,297	$6,273	$4,409	$5,686

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2015	2014
Collateral payable for derivative investments	$364	$638
Securities pledged under securities lending agreements	25	13
Securities pledged under repurchase agreements	319	(325)
Securities pledged for TALF	-	(36)
Investments pledged for FHLBI	180	325
Total increase (decrease) in payables for collateral on investments	$888	$615

The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of September 30, 2015
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
ABS	$-	$-	$500	$-	$500
Corporate bonds	-	-	275	151	426
Total	-	-	775	151	926
Securities Lending
Corporate bonds	227	-	-	-	227
Foreign government bonds	2	-	-	-	2
Total	229	-	-	-	229
Total secured borrowings	$229	$-	$775	$151	$1,155

Gross amount of recognized liabilities for repurchase agreements and securities lending:					$1,155
Amounts related to agreements not included in offsetting disclosures:					$-

We accept collateral in the form of securities in connection with repurchase agreements that we are permitted to sell or re-pledge in certain cases.  In such cases, we report the fair value of the collateral and a related obligation to return the collateral.  As of September 30, 2015, the fair value of collateral received that we are permitted to sell or re-pledge was $151 million.  We have not sold or re-pledged this collateral.

Investment Commitments

As of September 30, 2015, our investment commitments were $1.2 billion, which included $658 million of LPs,  $364 million of mortgage loans on real estate, and $203 million of private debt investments.

Concentrations of Financial Instruments

As of September 30, 2015, and December 31, 2014, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.9 billion and $2.2 billion, respectively, or 2% of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $1.3 billion and $1.4 billion, respectively, or 1% of our invested assets portfolio.

As of September 30, 2015, and December 31, 2014, our most significant investments in one industry were our investments in securities in the utilities industry with a fair value of $12.8 billion or 12% and 13%, respectively, of our invested assets portfolio, and our investments in securities in the consumer non-cyclical industry with a fair value of  $12.0 billion and  $11.7 billion, respectively, or 12%  and 11%, respectively, of our invested assets portfolio.  These concentrations include both AFS and trading securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2015			As of December 31, 2014
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,816	$244	$59	$3,554	$408	$198
Foreign currency contracts (1)	717	79	5	642	45	21
Total cash flow hedges	3,533	323	64	4,196	453	219
Fair value hedges:
Interest rate contracts (1)	1,529	292	214	875	259	-
Non-Qualifying Hedges
Interest rate contracts (1)	66,085	1,295	383	54,401	989	342
Foreign currency contracts (1)	229	-	-	68	-	-
Equity market contracts (1)	26,879	941	244	24,310	886	243
Credit contracts (2)	103	-	7	126	-	3
Embedded derivatives:
Guaranteed living benefit reserves (2)	-	-	1,287	-	-	174
Reinsurance related (3)	-	-	116	-	-	150
Indexed annuity and IUL contracts (4)	-	-	1,043	-	-	1,170
Total derivative instruments	$98,358	$2,851	$3,358	$83,976	$2,587	$2,301

(1)      Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)      Reported in other liabilities on our Consolidated Balance Sheets.

(3)      Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)      Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2015
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$10,290	$32,810	$12,499	$13,548	$1,283	$70,430
Foreign currency contracts (2)	289	138	283	236	-	946
Equity market contracts	16,731	6,553	3,316	18	261	26,879
Credit contracts	-	103	-	-	-	103
Total derivative instruments
with notional amounts	$27,310	$39,604	$16,098	$13,802	$1,544	$98,358

(1)      As of September 30, 2015, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.

(2)      As of September 30, 2015, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2029.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (“AOCI”) (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2015	2014
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$256
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(255)	(115)
Foreign currency contracts	55	23
Change in foreign currency exchange rate adjustment	35	25
Change in DAC, VOBA, DSI and DFEL	1	2
Income tax benefit (expense)	57	23
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(193)	(19)
Interest rate contracts (2)	1	3
Foreign currency contracts (1)	5	4
Associated amortization of DAC, VOBA, DSI and DFEL	2	1
Income tax benefit (expense)	65	4
Balance as of end-of-period	$152	$221

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

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$(7)	$5	$(18)
Interest rate contracts (2)	-	-	1	-
Foreign currency contracts (1)	2	4	5	3
Total cash flow hedges	3	(3)	11	(15)
Fair value hedges:
Interest rate contracts (1)	(7)	-	(22)	-
Interest rate contracts (2)	8	9	24	27
Interest rate contracts (3)	(44)	-	(214)	-
Total fair value hedges	(43)	9	(212)	27
Non-Qualifying Hedges
Interest rate contracts (3)	625	91	435	706
Foreign currency contracts (3)	(6)	3	(12)	4
Equity market contracts (3)	491	247	201	(164)
Equity market contracts (4)	(10)	(3)	(6)	6
Credit contracts (3)	(5)	-	(4)	-
Embedded derivatives:
Guaranteed living benefit reserves (3)	(1,439)	(365)	(1,113)	(704)
Reinsurance related (3)	4	14	34	(33)
Indexed annuity and IUL contracts (3)	86	6	39	(134)
Total derivative instruments	$(294)	$(1)	$(627)	$(307)

(1)      Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)      Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)      Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(4)      Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Offset to net investment income	$3	$(3)	$10	$(15)
Offset to interest and debt expense	-	1	1	3

As of September 30, 2015,  $14 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2015 and 2014, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our open credit default swaps for which we are the seller (dollars in millions) was as follows:

As of September 30, 2015
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	2	$(2)	$45
3/20/2017 (3)	(4)	(5)	BBB-	3	(5)	58
				5	$(7)	$103

As of December 31, 2014
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(2)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(3)	$126

(1)     Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.

(2)     Broker quotes are used to determine the market value of these credit default swaps.

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

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $7 million as of September 30, 2015, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of September 30, 2015, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of September 30, 2015, our exposure was $15 million.

The amounts recognized (in millions) by S&P credit rating of each counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2015		As of December 31, 2014
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$145	$-	$64	$-
A+	198	(2)	47	-
A	1,512	(79)	1,163	(85)
A-	175	(45)	233	-
BBB+	7	-	27	-
	$2,037	$(126)	$1,534	$(85)

Balance Sheet Offsetting

Information related to our derivative instruments and the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2015
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,812	$-	$2,812
Gross amounts offset	(792)	-	(792)
Net amount of assets	2,020	-	2,020
Gross amounts not offset:
Cash collateral	(2,037)	-	(2,037)
Net amount	$(17)	$-	$(17)

Financial Liabilities
Gross amount of recognized liabilities	$119	$2,446	$2,565
Gross amounts offset	(38)	-	(38)
Net amount of liabilities	81	2,446	2,527
Gross amounts not offset:
Cash collateral	(126)	-	(126)
Net amount	$(45)	$2,446	$2,401

	As of December 31, 2014
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,537	$-	$2,537
Gross amounts offset	(677)	-	(677)
Net amount of assets	1,860	-	1,860
Gross amounts not offset:
Cash collateral	(1,534)	-	(1,534)
Net amount	$326	$-	$326

Financial Liabilities
Gross amount of recognized liabilities	$130	$1,494	$1,624
Gross amounts offset	(50)	-	(50)
Net amount of liabilities	80	1,494	1,574
Gross amounts not offset:
Cash collateral	(85)	-	(85)
Net amount	$(5)	$1,494	$1,489

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 15% and 19% for the three and nine months ended September 30, 2015, respectively.  The effective tax rate was 27% and 25% for the three and nine months ended September 30, 2014, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deductions, foreign tax credits and other tax preference items.  The effective tax rate on pre-tax income from continuing operations was lower for the three and nine months ended September 30, 2015, compared to the corresponding periods in 2014 primarily due to a lower level of pre-tax income that caused the tax preference items to have a more significant impact in 2015.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2015 (1)	2014 (1)
Return of Net Deposits
Total account value	$83,385	$85,917
Net amount at risk (2)	1,296	183
Average attained age of contract holders	62 years	62 years

Minimum Return
Total account value	$111	$135
Net amount at risk (2)	27	25
Average attained age of contract holders	74 years	74 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,124	$26,021
Net amount at risk (2)	1,881	597
Average attained age of contract holders	69 years	68 years

(1)Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.

(2)Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Nine
	Months Ended
	September 30,
	2015	2014
Balance as of beginning-of-year	$89	$73
Changes in reserves	59	26
Benefits paid	(17)	(13)
Balance as of end-of-period	$131	$86

Variable Annuity Contracts

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2015	2014
Asset Type
Domestic equity	$46,446	$49,569
International equity	17,826	18,791
Bonds	26,551	26,808
Money market	12,841	12,698
Total	$103,664	$107,866

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 34% of total life insurance in-force reserves as of September 30, 2015,  and 32% of total sales for the nine months ended September 30, 2015.

8.  Contingencies and Commitments

Regulatory bodies, such as state insurance departments, the SEC and Financial Industry Regulatory Authority and other regulatory bodies, regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers, registered investment advisors and unclaimed property laws.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2015.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of September 30, 2015, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $175 million.

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

On June 13, 2009, a single named plaintiff filed a putative national class action in the Circuit Court of Allen County (“Court”), Indiana, captioned Peter S. Bezich v. The Lincoln National Life Insurance Company (“LNL”), No. 02C01-0906-PL73, asserting he was charged a cost of insurance fee that exceeded the applicable mortality charge, and that this fee breached the terms of the insurance contract.  Solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, we reached a settlement with the plaintiff resolving all claims related to this litigation.  On September 9, 2015, the litigation was stayed pending court approval of the settlement for the entire class.

See Note 13 in our 2014 Form 10-K for additional discussion of commitments and contingencies.

9.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Common Stock
Balance as of beginning-of-period	250,918,893	260,831,708	256,551,440	262,896,701
Stock issued for exercise of warrants	188,530	1,199,609	1,168,966	4,299,088
Stock compensation/issued for benefit plans	40,031	601,359	2,028,913	1,501,167
Retirement/cancellation of shares	(3,682,523)	(2,846,230)	(12,284,388)	(8,910,510)
Balance as of end-of-period	247,464,931	259,786,446	247,464,931	259,786,446

Common Stock as of End-of-Period
Basic basis	247,464,931	259,786,446	247,464,931	259,786,446
Diluted basis	251,220,934	265,527,521	251,220,934	265,527,521

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted-average shares, as used in basic calculation	249,227,641	260,371,956	252,167,909	261,785,387
Shares to cover exercise of outstanding warrants	1,219,729	3,485,992	1,476,038	4,929,079
Shares to cover non-vested stock	1,229,031	1,499,529	1,314,445	1,476,448
Average stock options outstanding during the period	2,646,184	3,863,508	3,388,172	3,810,763
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(236,042)	(689,803)	(275,928)	(1,026,460)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,870,146)	(2,720,155)	(2,424,332)	(2,657,408)
Shares repurchaseable from measured but
unrecognized stock option expense	(33,847)	(63,286)	(53,413)	(84,600)
Average deferred compensation shares	1,028,061	1,037,370	1,024,369	1,036,683
Weighted-average shares, as used in diluted calculation	253,210,611	266,785,111	256,617,260	269,269,892

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the three and nine months ended September 30, 2015 and 2014, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $7 million and $6 million for the three and nine months ended September 30, 2015, respectively, and $(2) million for the three and nine months ended September 30, 2014, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2015	2014
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,175	$1,500
Unrealized holding gains (losses) arising during the period	(2,870)	3,100
Change in foreign currency exchange rate adjustment	(35)	(21)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	841	(983)
Income tax benefit (expense)	713	(734)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	175	10
Associated amortization of DAC, VOBA, DSI and DFEL	(23)	(25)
Income tax benefit (expense)	(53)	5
Balance as of end-of-period	$1,725	$2,872
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$64	$31
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(23)	(11)
Change in DAC, VOBA, DSI and DFEL	3	1
Income tax benefit (expense)	7	4
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	31	55
Change in DAC, VOBA, DSI and DFEL	(13)	(7)
Income tax benefit (expense)	(6)	(17)
Balance as of end-of-period	$63	$56
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$256
Unrealized holding gains (losses) arising during the period	(200)	(92)
Change in foreign currency exchange rate adjustment	35	25
Change in DAC, VOBA, DSI and DFEL	1	2
Income tax benefit (expense)	57	23
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(187)	(12)
Associated amortization of DAC, VOBA, DSI and DFEL	2	1
Income tax benefit (expense)	65	4
Balance as of end-of-period	$152	$221
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(3)	$(5)
Foreign currency translation adjustment arising during the period	1	(5)
Balance as of end-of-period	$(2)	$(10)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(279)	$(219)
Adjustment arising during the period	5	2
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$(275)	$(217)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2015	2014
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$175	$10	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(23)	(25)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	152	(15)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(53)	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$99	$(10)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$31	$55	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	(13)	(7)	Total realized gain (loss)
Reclassification before income
tax benefit (expense)	18	48	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	(6)	(17)	Federal income tax expense (benefit)
Reclassification, net of income tax	$12	$31	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(193)	$(19)	Net investment income
Interest rate contracts	1	3	Interest and debt expense
Foreign currency contracts	5	4	Net investment income
Total gross reclassifications	(187)	(12)
Associated amortization of DAC,
VOBA, DSI and DFEL	2	1	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	(185)	(11)	Income (loss) from continuing operations before taxes
Income tax benefit (expense)	65	4	Federal income tax expense (benefit)
Reclassification, net of income tax	$(120)	$(7)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total realized gain (loss) related to certain investments (1)	$(26)	$(7)	$(51)	$(11)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(16)	(18)	(27)	(31)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(32)	21	(64)	(18)
Associated amortization of DAC, VOBA, DSI and DFEL	6	(6)	12	3
Variable annuity net derivatives results: (4)
Gross gain (loss)	119	116	149	182
Associated amortization of DAC, VOBA, DSI and DFEL	(24)	(17)	(27)	(19)
Realized gain (loss) on sale of subsidiaries/businesses (5)	-	-	(3)	-
Total realized gain (loss)	$27	$89	$(11)	$106

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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2015	2015
10-year LNC stock options	-	502,664
Performance shares	-	161,255
RSUs	20,086	465,524
Non-employee:
SARs	-	48,451
Agent stock options	50	90,239
Director DSUs	9,545	25,081

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$85,506	$85,506	$86,240	$86,240
VIEs’ fixed maturity securities	598	598	598	598
Equity securities	242	242	231	231
Trading securities	1,914	1,914	2,065	2,065
Mortgage loans on real estate	8,431	8,857	7,574	8,038
Derivative investments (1)	2,020	2,020	1,860	1,860
Other investments	1,820	1,820	1,709	1,709
Cash and invested cash	3,772	3,772	3,919	3,919
Other assets – reinsurance recoverable	294	294	154	154
Separate account assets	120,275	120,275	125,265	125,265

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,043)	(1,043)	(1,170)	(1,170)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(697)	(697)	(699)	(699)
Account values of certain investment contracts	(30,214)	(34,226)	(29,156)	(33,079)
Short-term debt	-	-	(250)	(253)
Long-term debt	(5,604)	(5,647)	(5,270)	(5,707)
Reinsurance related embedded derivatives	(116)	(116)	(150)	(150)
VIEs’ liabilities – derivative instruments	(2)	(2)	(13)	(13)
Other liabilities:
Credit default swaps	(7)	(7)	(3)	(3)
Derivative liabilities (1)	(74)	(74)	(77)	(77)
GLB reserves embedded derivatives (2)	(1,287)	(1,287)	(174)	(174)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of September 30, 2015, and December 31, 2014, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2015, or December 31, 2014, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2014 Form 10-K:

	As of September 30, 2015
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$62	$71,227	$2,002	$73,291
ABS	-	1,095	46	1,141
U.S. government bonds	420	18	-	438
Foreign government bonds	-	417	115	532
RMBS	-	3,848	1	3,849
CMBS	-	392	11	403
CLOs	-	38	477	515
State and municipal bonds	-	4,480	-	4,480
Hybrid and redeemable preferred securities	46	717	94	857
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	7	74	161	242
Trading securities	161	1,677	76	1,914
Other investments	151	-	-	151
Derivative investments (1)	-	1,688	1,163	2,851
Cash and invested cash	-	3,772	-	3,772
Other assets – reinsurance recoverable	-	-	294	294
Separate account assets	1,097	119,178	-	120,275
Total assets	$1,944	$209,219	$4,440	$215,603

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,043)	$(1,043)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(116)	-	(116)
VIEs’ liabilities – derivative instruments	-	-	(2)	(2)
Other liabilities:
Credit default swaps	-	-	(7)	(7)
Derivative liabilities (1)	-	(641)	(264)	(905)
GLB reserves embedded derivatives	-	-	(1,287)	(1,287)
Total liabilities	$-	$(1,960)	$(2,603)	$(4,563)

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

	For the Three Months Ended September 30, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$2,039	$3	$(34)	$60	$(66)	$2,002
ABS	33	-	-	13	-	46
Foreign government bonds	114	-	(3)	-	4	115
RMBS	1	-	-	-	-	1
CMBS	12	1	2	(4)	-	11
CLOs	461	-	1	15	-	477
Hybrid and redeemable
preferred securities	96	-	(2)	-	-	94
Equity AFS securities	141	1	-	19	-	161
Trading securities	72	1	1	-	2	76
Derivative investments	740	158	53	(52)	-	899
Other assets: (5)
GLB reserves embedded derivatives	254	(254)	-	-	-	-
Reinsurance recoverable	102	192	-	-	-	294
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,155)	86	-	26	-	(1,043)
VIEs’ liabilities – derivative instruments (6)	(3)	1	-	-	-	(2)
Other liabilities:
Credit default swaps (7)	(2)	(5)	-	-	-	(7)
GLB reserves embedded derivatives (5)	(102)	(1,185)	-	-	-	(1,287)
Total, net	$2,803	$(1,001)	$18	$77	$(60)	$1,837

	For the Three Months Ended September 30, 2014
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$2,197	$1	$(34)	$51	$(266)	$1,949
ABS	7	-	1	-	26	34
Foreign government bonds	108	-	-	-	-	108
RMBS	1	-	-	-	-	1
CMBS	19	-	1	(2)	-	18
CLOs	210	(2)	1	45	-	254
Hybrid and redeemable
preferred securities	52	-	-	-	-	52
Equity AFS securities	158	-	-	-	-	158
Trading securities	67	1	(2)	8	(5)	69
Derivative investments	780	278	37	(72)	-	1,023
Other assets: (5)
GLB reserves embedded derivatives	932	(340)	-	-	-	592
Reinsurance recoverable	54	25	-	-	-	79
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,167)	6	-	44	-	(1,117)
VIEs’ liabilities – derivative instruments (6)	(10)	(7)	-	-	-	(17)
Other liabilities:
Credit default swaps (7)	(1)	-	-	-	-	(1)
GLB reserves embedded derivatives (5)	(54)	(25)	-	-	-	(79)
Total, net	$3,353	$(63)	$4	$74	$(245)	$3,123

	For the Nine Months Ended September 30, 2015
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,953	$6	$(123)	$150	$16	$2,002
ABS	33	-	-	13	-	46
Foreign government bonds	109	-	2	-	4	115
RMBS	1	-	-	-	-	1
CMBS	15	3	6	(13)	-	11
CLOs	368	-	4	117	(12)	477
Hybrid and redeemable
preferred securities	55	(1)	(3)	-	43	94
Equity AFS securities	157	2	-	3	(1)	161
Trading securities	73	2	(1)	-	2	76
Derivative investments	989	185	(22)	(253)	-	899
Other assets – reinsurance recoverable (5)	154	140	-	-	-	294
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives (5)	(1,170)	39	-	88	-	(1,043)
VIEs’ liabilities – derivative instruments (6)	(13)	11	-	-	-	(2)
Other liabilities:
Credit default swaps (7)	(3)	(4)	-	-	-	(7)
GLB reserves embedded derivatives (5)	(174)	(1,113)	-	-	-	(1,287)
Total, net	$2,547	$(730)	$(137)	$105	$52	$1,837

	For the Nine Months Ended September 30, 2014
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,701	$9	$39	$202	$(2)	$1,949
ABS	10	-	2	-	22	34
Foreign government bonds	79	-	4	-	25	108
RMBS	1	-	-	-	-	1
CMBS	20	-	1	(9)	6	18
CLOs	179	(3)	5	69	4	254
State and municipal bonds	28	-	1	-	(29)	-
Hybrid and redeemable
preferred securities	66	-	1	(5)	(10)	52
Equity AFS securities	161	3	(1)	(5)	-	158
Trading securities	52	4	4	10	(1)	69
Derivative investments	1,266	128	250	(195)	(426)	1,023
Other assets: (5)
GLB reserves embedded derivatives	-	(652)	-	-	1,244	592
Reinsurance recoverable	27	52	-	-	-	79
Future contract benefits: (5)
Indexed annuity and IUL
contracts embedded derivatives	(1,048)	(134)	-	65	-	(1,117)
GLB reserves embedded derivatives	1,244	-	-	-	(1,244)	-
VIEs’ liabilities – derivative instruments (6)	(27)	10	-	-	-	(17)
Other liabilities:
Credit default swaps (7)	(2)	1	-	-	-	(1)
GLB reserves embedded derivatives (5)	(27)	(52)	-	-	-	(79)
Total, net	$3,730	$(634)	$306	$132	$(411)	$3,123

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$93	$(3)	$-	$(30)	$-	$60
ABS	13	-	-	-	-	13
CMBS	-	-	-	(4)	-	(4)
CLOs	30	-	-	(15)	-	15
Equity AFS securities	33	(14)	-	-	-	19
Derivative investments	52	(28)	(76)	-	-	(52)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(24)	-	-	50	-	26
Total, net	$197	$(45)	$(76)	$1	$-	$77

	For the Three Months Ended September 30, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$144	$(17)	$(13)	$(9)	$(54)	$51
CMBS	-	-	-	(2)	-	(2)
CLOs	79	-	-	(34)	-	45
Trading securities	8	-	-	-	-	8
Derivative investments	45	(106)	(11)	-	-	(72)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(11)	-	-	55	-	44
Total, net	$265	$(123)	$(24)	$10	$(54)	$74

	For the Nine Months Ended September 30, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$287	$(24)	$(15)	$(80)	$(18)	$150
ABS	13	-	-	-	-	13
CMBS	-	-	-	(12)	(1)	(13)
CLOs	139	-	-	(22)	-	117
Equity AFS securities	43	(40)	-	-	-	3
Derivative investments	140	(124)	(269)	-	-	(253)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(54)	-	-	142	-	88
Total, net	$568	$(188)	$(284)	$28	$(19)	$105

	For the Nine Months Ended September 30, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$521	$(74)	$(86)	$(41)	$(118)	$202
CMBS	-	-	-	(9)	-	(9)
CLOs	110	-	-	(41)	-	69
Hybrid and redeemable preferred
securities	-	(5)	-	-	-	(5)
Equity AFS securities	-	(5)	-	-	-	(5)
Trading securities	14	-	-	(4)	-	10
Derivative investments	124	(50)	(269)	-	-	(195)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(60)	-	-	125	-	65
Total, net	$709	$(134)	$(355)	$30	$(118)	$132

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Derivative investments (1)	$162	$262	$177	$84
Embedded derivatives: (1)
Indexed annuity and IUL contracts	(35)	20	(69)	(19)
GLB reserves	(1,297)	(175)	(712)	(247)
VIEs’ liabilities – derivative instruments (2)	1	(7)	12	10
Credit default swaps (1)	(5)	-	(4)	1
Total, net	$(1,174)	$100	$(596)	$(171)

(1)      Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(2)      Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2015			September 30, 2014
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$(66)	$(66)	$14	$(280)	$(266)
ABS	-	-	-	26	-	26
Foreign government bonds	4	-	4	-	-	-
Trading securities	3	(1)	2	-	(5)	(5)
Total, net	$7	$(67)	$(60)	$40	$(285)	$(245)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2015			September 30, 2014
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$159	$(143)	$16	$418	$(420)	$(2)
ABS	-	-	-	26	(4)	22
Foreign government bonds	4	-	4	25	-	25
CMBS	-	-	-	6	-	6
CLOs	4	(16)	(12)	8	(4)	4
State and municipal bonds	-	-	-	-	(29)	(29)
Hybrid and redeemable preferred
securities	48	(5)	43	12	(22)	(10)
Equity AFS securities	-	(1)	(1)	-	-	-
Trading securities	3	(1)	2	10	(11)	(1)
Derivative investments	-	-	-	-	(426)	(426)
Other assets – GLB reserves embedded
derivatives	-	-	-	1,244	-	1,244
Future contract benefits – GLB reserves
embedded derivatives	-	-	-	-	(1,244)	(1,244)
Total, net	$218	$(166)	$52	$1,749	$(2,160)	$(411)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the nine months ended September 30, 2015 and 2014, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out for GLB reserves embedded derivatives represent reclassifications between future contract benefits and other assets or other liabilities.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the nine months ended September 30, 2015, the transfers between Levels 1 and 2 of the fair value hierarchy was $172 million for our financial instruments carried at fair value which was attributable to quoted market prices being available. For the nine months ended September 30, 2014, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2015:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,307	Discounted cash flow	Liquidity/duration adjustment (1)	0.6%	-	10.9%
ABS	25	Discounted cash flow	Liquidity/duration adjustment (1)	3.4%	-	3.4%
Foreign government bonds	77	Discounted cash flow	Liquidity/duration adjustment (1)	2.1%	-	4.6%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	1.9%	-	1.9%
Equity AFS and trading securities	27	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	6.0%
Other assets – reinsurance
recoverable	294	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	120%
			NPR (5)	0.05%	-	0.49%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	(1,043)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (6)			(8)
Other liabilities – GLB reserves
embedded derivatives	(1,287)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	120%
			NPR (5)	0.05%	-	0.49%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

Segment information (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Operating revenues:
Annuities	$1,060	$944	$3,041	$2,779
Retirement Plan Services	282	272	826	813
Life Insurance	1,727	1,446	4,600	4,146
Group Protection	570	598	1,792	1,829
Other Operations	96	103	287	315
Excluded realized gain (loss), pre-tax	(18)	47	(146)	(15)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	1	1	2	2
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	(2)	-	(2)	-
Total revenues	$3,716	$3,411	$10,400	$9,869

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income (Loss)
Income (loss) from operations:
Annuities	$259	$245	$753	$688
Retirement Plan Services	42	40	107	118
Life Insurance	36	150	251	418
Group Protection	17	8	29	29
Other Operations	(65)	(29)	(127)	(80)
Excluded realized gain (loss), after-tax	(11)	31	(95)	(10)
Income (loss) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	-	-	1	1
Benefit ratio unlocking, after-tax	(51)	(6)	(48)	2
Net income (loss)	$227	$439	$871	$1,166

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2015, compared with December 31, 2014, and the results of operations for the three and nine months ended September 30, 2015, compared with the corresponding periods in 2014 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2015; and our current reports on Form 8-K filed in 2015.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2014 Form 10-K as updated by “Item 1A. – Risk Factors” in our first quarter 2015 Form 10-Q.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2014 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.  As a result of this review, we recorded unlocking on an annual basis that resulted in increases or decreases to the carrying values of these items.  See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2014 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to income (loss) from continuing operations from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2015	2014	Change
Income (loss) from operations:
Annuities	$1	$12	-92%
Retirement Plan Services	2	1	100%
Life Insurance	(117)	(16)	NM
Excluded realized gain (loss)	33	25	32%
Income (loss) from continuing
operations	$(81)	$22	NM

Unlocking was driven primarily by the following:

2015

As part of our annual comprehensive review in the third quarter, we lowered our long-term new money investment yield assumption to reflect the current new money rates and lower anticipated future interest rates.  This reduction in the interest rate assumption resulted in resetting the path of new money investment rates, reflecting a gradual annual recovery over five years to a rate 50 basis points below our prior ultimate long-term assumption.  As a result of lowering the ultimate long-term assumption 50 basis points, we recorded unfavorable unlocking of $118 million, after-tax, for Life Insurance, $2 million, after-tax, for Annuities, and $1 million, after-tax, for Retirement Plan Services.

•	For Annuities, we modified our policyholder behavior and variable annuity expense assessments assumptions, substantially offset by modifying our capital markets and interest rate assumptions.
•	For Retirement Plan Services, we modified our policyholder behavior assumptions, substantially offset by modifying our capital markets and interest rate assumptions and other items.
•	For Life Insurance, we modified our interest rate and mortality assumptions, partially offset by modifying our premium persistency and policyholder behavior assumptions and other items.
•

For excluded realized gain (loss), we modified our variable annuity expense assessments and capital markets assumptions, partially offset by modifying our policyholder behavior assumptions and other items.

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

•	For excluded realized gain (loss), we modified our long-term volatility and policyholder behavior assumptions for guaranteed living benefits (“GLB”) riders.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2014 Form 10-K.

If we had unlocked our RTM assumption as of September 30, 2015, we would have recorded a favorable unlocking of approximately $130  million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $15 million, pre-tax, for Life Insurance.  The significant decline in these amounts during the third quarter of 2015 was primarily attributable to a decline in capital markets.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2015:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$847	$72,586	$-	$73,433
Priced by independent broker quotations	-	-	2,426	2,426
Priced by matrices	-	13,042	-	13,042
Priced by other methods (1)	-	-	1,456	1,456
Total	$847	$85,628	$3,882	$90,357

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2014 Form 10-K and Note 12 herein.

As of September 30, 2015, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of September 30, 2015,  we used broker quotes for 76 securities as our final price source, representing approximately 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, approximately 68% of our variable annuity account values contained GLB features as of September 30, 2015.  Declines in the equity markets increase our exposure to potential benefits with the GLB features.  Assuming a contract with a GLB feature is “in the money,” a decline in the equity markets would increase our existing liability.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of September 30, 2015 and 2014,  11% and 4%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of September 30, 2015 and 2014, was $639 million and $291 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

For additional information about acquisitions and divestitures, see Note 3 in our 2014 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$259	$245	6%	$753	$688	9%
Retirement Plan Services	42	40	5%	107	118	-9%
Life Insurance	36	150	-76%	251	418	-40%
Group Protection	17	8	113%	29	29	0%
Other Operations	(65)	(29)	NM	(127)	(80)	-59%
Excluded realized gain (loss), after-tax	(11)	31	NM	(95)	(10)	NM
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	-	NM	1	1	0%
Benefit ratio unlocking, after-tax	(51)	(6)	NM	(48)	2	NM
Net income (loss)	$227	$439	-48%	$871	$1,166	-25%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Deposits
Annuities	$3,304	$3,453	-4%	$9,675	$10,398	-7%
Retirement Plan Services	1,884	1,611	17%	5,450	5,183	5%
Life Insurance	1,400	1,285	9%	4,055	3,859	5%
Total deposits	$6,588	$6,349	4%	$19,180	$19,440	-1%

Net Flows
Annuities	$536	$565	-5%	$1,129	$2,091	-46%
Retirement Plan Services	251	50	NM	673	55	NM
Life Insurance	1,019	934	9%	2,836	2,682	6%
Total net flows	$1,806	$1,549	17%	$4,638	$4,828	-4%

	As of September 30,
	2015	2014	Change
Account Values
Annuities	$118,607	$120,270	-1%
Retirement Plan Services	52,844	53,362	-1%
Life Insurance	42,868	41,504	3%
Total account values	$214,319	$215,136	0%

Comparison of the Three Months Ended September 30, 2015 to 2014

Net income decreased due primarily to the following:

•	The effect of unlocking.
•	Higher death claims attributable to growth in business in force in our Life Insurance segment.
•	Lower realized gains during 2015 due to volatile capital markets.
•	Higher legal expenses in 2015.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in average account values and insurance in force.
•	Higher prepayment and bond make-whole premiums and more favorable investment income on alternative investments.

Comparison of the Nine Months Ended September 30, 2015 to 2014

Net income decreased due primarily to the following:

•	The effect of unlocking.
•	Higher death claims attributable to higher claims severity and growth of business in force in our Life Insurance segment.
•	Realized losses during 2015 as compared to realized gains during 2014 due to volatile capital markets.
•	Higher legal expenses in 2015.
•	Less favorable investment income on alternative investments.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by growth in average account values and insurance in force.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Insurance premiums (1)	$129	$39	231%	$264	$126	110%
Fee income	520	503	3%	1,561	1,452	8%
Net investment income	257	257	0%	751	774	-3%
Operating realized gain (loss) (2)	45	42	7%	133	119	12%
Other revenues (3)	109	103	6%	332	308	8%
Total operating revenues	1,060	944	12%	3,041	2,779	9%
Operating Expenses
Interest credited	134	152	-12%	416	460	-10%
Benefits	219	101	117%	437	267	64%
Commissions and other expenses	379	376	1%	1,239	1,186	4%
Total operating expenses	732	629	16%	2,092	1,913	9%
Income (loss) from operations before taxes	328	315	4%	949	866	10%
Federal income tax expense (benefit)	69	70	-1%	196	178	10%
Income (loss) from operations	$259	$245	6%	$753	$688	9%

(1)	Includes primarily our income annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three and Nine Months Ended September 30, 2015 to 2014

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values as a result of higher average equity markets and positive net flows, and the effect of unlocking.
•	Higher net investment income, net of interest credited, due to lower interest credited on our fixed indexed deferred annuity products and higher prepayment and bond make-whole premiums.

The increase in income from operations was partially offset primarily by the following:

•

Higher commissions and other expenses due to higher account values, resulting in higher trail commissions.  This increase was partially offset by higher average equity markets and favorable policyholder behavior experience relative to model assumptions, resulting in a lower amortization rate.

•	Higher benefits due to the effect of unlocking.

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

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  For the three and nine months ended September 30, 2015, 27% of our variable annuity deposits were on products without GLB riders, respectively, compared to 24% and 22% for the corresponding periods in 2014.    In October 2015, our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), amended and restated its reinsurance treaty covering new sales of its variable annuity GLB product.  The treaty provides an additional $2 billion of reinsurance capacity through December 31, 2016.  LNL will retain 100% of the product cash flows, excluding the living benefit guarantee.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for the three and nine months ended September 30, 2015 and 2014.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Fee Income
Mortality, expense and other assessments	$514	$500	3%	$1,541	$1,434	7%
Surrender charges	8	6	33%	22	21	5%
DFEL:
Deferrals	(10)	(9)	-11%	(28)	(25)	-12%
Amortization, net of interest:
Amortization, net of interest,
excluding unlocking	4	8	-50%	22	24	-8%
Unlocking	4	(2)	300%	4	(2)	300%
Total fee income	$520	$503	3%	$1,561	$1,452	8%

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Variable Account Value Information
Variable annuity deposits (1)	$2,045	$2,521	-19%	$6,236	$7,307	-15%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(132)	175	NM	(595)	565	NM
Change in market value (1)	(6,540)	(1,642)	NM	(5,003)	2,469	NM
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	673	663	2%	2,180	2,140	2%
Variable annuity account values (1)	97,409	98,997	-2%	97,409	98,997	-2%
Average daily variable annuity account
values (1)	101,515	99,892	2%	102,758	96,976	6%
Average daily S&P 500	2,027	1,977	3%	2,064	1,904	8%

(1)	Excludes the fixed portion of variable.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and variable fund returns.  Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2014 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$207	$213	-3%	$619	$645	-4%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	9	5	80%	22	14	57%
Surplus investments (2)	41	39	5%	110	115	-4%
Total net investment income	$257	$257	0%	$751	$774	-3%

Interest Credited
Amount provided to contract holders	$131	$146	-10%	$409	$438	-7%
DSI deferrals	(3)	(1)	NM	(15)	(4)	NM
Interest credited before DSI
amortization	128	145	-12%	394	434	-9%
DSI amortization:
Amortization, excluding unlocking	7	9	-22%	24	28	-14%
Unlocking	(1)	(2)	50%	(2)	(2)	0%
Total interest credited	$134	$152	-12%	$416	$460	-10%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2015	2014	Change	2015	2014	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.19%	4.43%	(24)	4.21%	4.49%	(28)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.18%	0.11%	7	0.15%	0.10%	5
Net investment income yield on
reserves	4.37%	4.54%	(17)	4.36%	4.59%	(23)
Interest rate credited to contract
holders	2.56%	2.81%	(25)	2.60%	2.80%	(20)
Interest rate spread	1.81%	1.73%	8	1.76%	1.79%	(3)

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$1,259	$932	35%	$3,439	$3,091	11%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	668	390	71%	1,724	1,526	13%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(673)	(663)	-2%	(2,180)	(2,140)	-2%
Reinvested interest credited (1)	57	142	-60%	375	569	-34%
Fixed annuity account values (1)	21,198	21,273	0%	21,198	21,273	0%
Average fixed account values (1)	21,153	21,368	-1%	21,210	21,320	-1%
Average invested assets on reserves	19,868	19,185	4%	19,692	19,152	3%

(1)	Includes the fixed portion of variable.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Benefits
Net death and other benefits, excluding
unlocking	$181	$84	115%	$399	$253	58%
Unlocking	38	17	124%	38	14	171%
Total benefits	$219	$101	117%	$437	$267	64%

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking on benefit reserves associated with our guaranteed death benefit riders.  For a corresponding offset of changes in benefit reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Commissions and Other Expenses
Commissions:
Deferrable	$142	$155	-8%	$416	$458	-9%
Non-deferrable	118	115	3%	360	333	8%
General and administrative expenses	107	104	3%	321	315	2%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	1	0%	4	2	100%
Taxes, licenses and fees	8	9	-11%	26	27	-4%
Total expenses incurred, excluding
broker-dealer	376	384	-2%	1,127	1,135	-1%
DAC deferrals	(160)	(175)	9%	(471)	(514)	8%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	216	209	3%	656	621	6%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	93	101	-8%	294	303	-3%
Unlocking	(35)	(35)	0%	(35)	(36)	3%
Broker-dealer expenses incurred	105	101	4%	324	298	9%
Total commissions and other
expenses	$379	$376	1%	$1,239	$1,186	4%

DAC Deferrals
As a percentage of sales/deposits	4.8%	5.1%		4.9%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Fee income	$60	$62	-3%	$182	$184	-1%
Net investment income	219	207	6%	634	618	3%
Other revenues (1)	3	3	0%	10	11	-9%
Total operating revenues	282	272	4%	826	813	2%
Operating Expenses
Interest credited	124	118	5%	370	354	5%
Benefits	-	-	NM	1	-	NM
Commissions and other expenses	101	99	2%	310	298	4%
Total operating expenses	225	217	4%	681	652	4%
Income (loss) from operations before taxes	57	55	4%	145	161	-10%
Federal income tax expense (benefit)	15	15	0%	38	43	-12%
Income (loss) from operations	$42	$40	5%	$107	$118	-9%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of the Three Months Ended September 30, 2015 to 2014

Income from operations for this segment increased due primarily to  higher net investment income, net of interest credited, driven by higher average fixed account values and prepayment and bond make-whole premiums.  These increases were partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher incentive compensation as a result of production performance and continued strategic investments in technology platforms and distribution expansion efforts.

Comparison of the Nine Months Ended September 30, 2015 to 2014

Income from operations for this segment decreased due primarily to higher commissions and other expenses due to higher incentive compensation as a result of production performance and continued strategic investments in technology platforms and distribution expansion efforts.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for the business was 12% for the three and nine months ended September 30, 2015, respectively, compared to 12% and 13% for the corresponding periods in 2014.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are also our highest margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 30% and 32% as of September 30, 2015 and 2014, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

\

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Fee Income
Annuity expense assessments	$46	$49	-6%	$140	$145	-3%
Mutual fund fees	14	13	8%	41	38	8%
Total expense assessments	60	62	-3%	181	183	-1%
Surrender charges	-	-	NM	1	1	0%
Total fee income	$60	$62	-3%	$182	$184	-1%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-period	$8,643	$8,521	1%	$8,574	$8,203	5%
Gross deposits	530	449	18%	1,433	1,328	8%
Withdrawals and deaths	(442)	(376)	-18%	(1,362)	(1,275)	-7%
Net flows	88	73	21%	71	53	34%
Transfers between fixed and variable
accounts	1	1	0%	(7)	1	NM
Change in market value and reinvestment	(482)	(136)	NM	(388)	202	NM
Balance as of end-of-period	$8,250	$8,459	-2%	$8,250	$8,459	-2%

Mid – Large Market:
Balance as of beginning-of-period	$29,622	$28,107	5%	$28,067	$26,468	6%
Gross deposits	1,214	1,023	19%	3,610	3,394	6%
Withdrawals and deaths	(855)	(799)	-7%	(2,307)	(2,709)	15%
Net flows	359	224	60%	1,303	685	90%
Transfers between fixed and variable
accounts	14	(13)	208%	11	3	267%
Change in market value and reinvestment	(1,398)	(256)	NM	(784)	906	NM
Balance as of end-of-period	$28,597	$28,062	2%	$28,597	$28,062	2%

Multi-Fund® and Other:
Balance as of beginning-of-period	$16,724	$17,120	-2%	$16,898	$16,947	0%
Gross deposits	140	139	1%	407	461	-12%
Withdrawals and deaths	(336)	(386)	13%	(1,108)	(1,144)	3%
Net flows	(196)	(247)	21%	(701)	(683)	-3%
Change in market value and reinvestment	(531)	(32)	NM	(200)	577	NM
Balance as of end-of-period	$15,997	$16,841	-5%	$15,997	$16,841	-5%

Total:
Balance as of beginning-of-period	$54,989	$53,748	2%	$53,539	$51,618	4%
Gross deposits	1,884	1,611	17%	5,450	5,183	5%
Withdrawals and deaths	(1,633)	(1,561)	-5%	(4,777)	(5,128)	7%
Net flows	251	50	NM	673	55	NM
Transfers between fixed and variable
accounts	15	(12)	225%	4	4	0%
Change in market value and reinvestment	(2,411)	(424)	NM	(1,372)	1,685	NM
Balance as of end-of-period	$52,844	$53,362	-1%	$52,844	$53,362	-1%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Variable Account Value Information
Variable annuity deposits (1)	$342	$321	7%	$1,044	$1,008	4%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(155)	(149)	-4%	(568)	(499)	-14%
Change in market value (1)	(1,028)	(240)	NM	(779)	515	NM
Transfers from the variable portion
of variable annuity products
to the fixed portion of
variable annuity products	(91)	(44)	NM	(203)	(148)	-37%
Variable annuity account values (1)	13,727	15,178	-10%	13,727	15,178	-10%
Average daily variable annuity account
values (1)	14,529	15,471	-6%	15,062	15,273	-1%
Average daily S&P 500	2,027	1,977	3%	2,064	1,904	8%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$194	$184	5%	$569	$551	3%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	8	6	33%	16	15	7%
Surplus investments (2)	17	17	0%	49	52	-6%
Total net investment income	$219	$207	6%	$634	$618	3%

Interest Credited	$124	$118	5%	$370	$354	5%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2015	2014	Change	2015	2014	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.71%	4.77%	(6)	4.66%	4.81%	(15)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.19%	0.15%	4	0.13%	0.13%	-
Net investment income yield on reserves	4.90%	4.92%	(2)	4.79%	4.94%	(15)
Interest rate credited to contract holders	3.01%	3.04%	(3)	3.01%	3.05%	(4)
Interest rate spread	1.89%	1.88%	1	1.78%	1.89%	(11)

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$425	$453	-6%	$1,295	$1,398	-7%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(121)	(96)	-26%	(271)	(252)	-8%
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	91	44	107%	203	148	37%
Reinvested interest credited (1)	126	120	5%	370	354	5%
Fixed annuity account values (1)	16,649	15,644	6%	16,649	15,644	6%
Average fixed account values (1)	16,552	15,565	6%	16,385	15,470	6%
Average invested assets on reserves	16,456	15,380	7%	16,286	15,262	7%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Commissions and Other Expenses
Commissions:
Deferrable	$4	$3	33%	$11	$11	0%
Non-deferrable	15	14	7%	48	43	12%
General and administrative expenses	79	77	3%	235	222	6%
Taxes, licenses and fees	4	4	0%	13	14	-7%
Total expenses incurred	102	98	4%	307	290	6%
DAC deferrals	(6)	(8)	25%	(20)	(21)	5%
Total expenses recognized before
amortization	96	90	7%	287	269	7%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	9	10	-10%	27	30	-10%
Unlocking	(4)	(1)	NM	(4)	(1)	NM
Total commissions and other
expenses	$101	$99	2%	$310	$298	4%

DAC Deferrals
As a percentage of annuity sales/deposits	0.8%	1.0%		0.9%	0.9%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Insurance premiums (1)	$166	$153	8%	$475	$424	12%
Fee income	890	651	37%	2,187	1,810	21%
Net investment income	662	636	4%	1,913	1,892	1%
Operating realized gain (loss) (2)	-	-	NM	2	2	0%
Other revenues	9	6	50%	23	18	28%
Total operating revenues	1,727	1,446	19%	4,600	4,146	11%
Operating Expenses
Interest credited	344	337	2%	1,026	1,008	2%
Benefits	578	550	5%	1,901	1,610	18%
Commissions and other expenses	759	333	128%	1,319	902	46%
Total operating expenses	1,681	1,220	38%	4,246	3,520	21%
Income (loss) from operations before taxes	46	226	-80%	354	626	-43%
Federal income tax expense (benefit)	10	76	-87%	103	208	-50%
Income (loss) from operations	$36	$150	-76%	$251	$418	-40%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended September 30, 2015 to 2014

Income from operations for this segment decreased due primarily to the following:

•	Higher commissions and other expenses due to the effect of unlocking.
•	Higher benefits due to higher death claims attributable to growth in business in force, partially offset by the effect of unlocking.

The decrease in income from operations was partially offset primarily by the following:

•	Higher fee income attributable to the effect of unlocking and growth in business in force.
•	Higher net investment income, net of interest credited, due to higher prepayment and bond make-whole premiums and more favorable investment income on alternative investments.

Comparison of the Nine Months Ended September 30, 2015 to 2014

Income from operations for this segment decreased due primarily to the following:

•	Higher commissions and other expenses due to the effect of unlocking.
•	Higher benefits due to unfavorable mortality from higher claims severity (i.e., claim size) and growth in business in force, partially offset by the effect of unlocking.

The decrease in income from operations was partially offset primarily by higher fee income attributable to growth in business in force and the effect of unlocking.

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

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”).  In accordance with our prior disclosures regarding the New York State Department of Financial Services’ treatment of UL and VUL products containing secondary guarantees, we will increase reserves of our New York-domiciled insurance subsidiary, the Lincoln Life & Annuity Company of New York by $90 million in the fourth quarter of 2015.

Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by using long-dated LOCs as well as other financing transactions.  Included in the LOCs issued as of September 30, 2015, were $3.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.3 billion of such LOCs were issued to support reinsurance for UL products containing secondary guarantees ($350 million will expire in 2019, and $1.9 billion will expire in 2031), and $1.0 billion of such LOCs that will expire in 2023 were issued to support reinsurance for term business.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2014 Form 10-K for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

During the third quarter of 2015, mortality experience was in line with our expectations following elevated mortality in the first half of 2015.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Fee Income
Mortality assessments	$411	$357	15%	$1,224	$1,049	17%
Expense assessments	302	264	14%	864	736	17%
Surrender charges	10	11	-9%	31	39	-21%
DFEL:
Deferrals	(131)	(100)	-31%	(361)	(255)	-42%
Amortization, net of interest:
Amortization, net of interest,
excluding unlocking	70	67	4%	201	189	6%
Unlocking	228	52	NM	228	52	NM
Total fee income	$890	$651	37%	$2,187	$1,810	21%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Sales by Product
UL:
Excluding MoneyGuard® and IUL	$23	$27	-15%	$66	$72	-8%
MoneyGuard®	52	43	21%	137	116	18%
IUL	21	18	17%	59	52	13%
Total UL	96	88	9%	262	240	9%
VUL	47	44	7%	134	145	-8%
COLI and BOLI	10	5	100%	70	23	204%
Term	20	23	-13%	61	69	-12%
Total sales	$173	$160	8%	$527	$477	10%

Net Flows
Deposits	$1,400	$1,285	9%	$4,055	$3,859	5%
Withdrawals and deaths	(381)	(351)	-9%	(1,219)	(1,177)	-4%
Net flows	$1,019	$934	9%	$2,836	$2,682	6%

Contract Holder Assessments	$987	$910	8%	$2,889	$2,645	9%

	As of September 30,
	2015	2014	Change
Account Values
UL	$32,154	$31,245	3%
VUL	8,425	7,982	6%
Interest-sensitive whole life	2,289	2,277	1%
Total account values	$42,868	$41,504	3%

In-Force Face Amount
UL and other	$328,115	$322,416	2%
Term insurance	325,522	312,584	4%
Total in-force face amount	$653,637	$635,000	3%

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

We monitor the regulatory environment and make changes to our product offerings as needed to sustain the future profitability of our segment.  We continue to focus on maintaining our diversified balance of life sales across all products, with an emphasis on products without long-term guarantees.  Individual life sales (i.e., total life sales excluding COLI and BOLI) without long-term guarantees were 65% and 63% for the three and nine months ended September 30, 2015, compared to 62% and 58% for the corresponding periods in 2014.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$575	$563	2%	$1,713	$1,690	1%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	14	8	75%	37	33	12%
Alternative investments (2)	32	27	19%	53	56	-5%
Surplus investments (3)	41	38	8%	110	113	-3%
Total net investment income	$662	$636	4%	$1,913	$1,892	1%

Interest Credited	$344	$337	2%	$1,026	$1,008	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
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
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.33%	5.39%	(6)	5.34%	5.43%	(9)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.14%	0.07%	7	0.12%	0.09%	3
Alternative investments	0.33%	0.28%	5	0.18%	0.20%	(2)
Net investment income yield
on reserves	5.80%	5.74%	6	5.64%	5.72%	(8)
Interest rate credited to contract holders	3.92%	3.94%	(2)	3.92%	3.95%	(3)
Interest rate spread	1.88%	1.80%	8	1.72%	1.77%	(5)

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.15%	5.23%	(8)	5.15%	5.53%	(38)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.10%	0.18%	(8)	0.10%	0.25%	(15)
Net investment income yield
on reserves	5.25%	5.41%	(16)	5.25%	5.78%	(53)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$38,832	$37,649	3%	$38,533	$37,241	3%
Account values – universal and whole life	34,812	33,947	3%	34,589	33,749	2%
Attributable to traditional products:
Invested assets on reserves	4,442	4,275	4%	4,382	4,227	4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Benefits
Death claims direct and assumed	$935	$796	17%	$2,986	$2,597	15%
Death claims ceded	(413)	(369)	-12%	(1,292)	(1,232)	-5%
Reserves released on death	(111)	(118)	6%	(404)	(402)	0%
Net death benefits	411	309	33%	1,290	963	34%
Change in secondary guarantee life
insurance product reserves:
Change in reserves, excluding
unlocking	147	122	20%	430	372	16%
Unlocking	(138)	12	NM	(138)	12	NM
Change in linked-benefit product
reserves:
Change in reserves, excluding
unlocking	37	25	48%	97	65	49%
Unlocking	56	23	143%	56	23	143%
Other benefits (1)	65	59	10%	166	175	-5%
Total benefits	$578	$550	5%	$1,901	$1,610	18%

Death claims per $1,000 of in-force	2.52	1.96	29%	2.66	2.05	30%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Commissions and Other Expenses
Commissions	$175	$171	2%	$497	$508	-2%
General and administrative expenses	122	116	5%	373	358	4%
Expenses associated with reserve financing	20	20	0%	59	59	0%
Taxes, licenses and fees	39	36	8%	115	112	3%
Total expenses incurred	356	343	4%	1,044	1,037	1%
DAC and VOBA deferrals	(193)	(189)	-2%	(555)	(554)	0%
Total expenses recognized before
amortization	163	154	6%	489	483	1%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	107	135	-21%	339	374	-9%
Unlocking	488	42	NM	488	42	NM
Other intangible amortization	1	2	-50%	3	3	0%
Total commissions and
other expenses	$759	$333	128%	$1,319	$902	46%

DAC and VOBA Deferrals
As a percentage of sales	111.6%	118.1%		105.3%	116.1%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2015, to the corresponding periods in 2014, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Insurance premiums	$519	$550	-6%	$1,647	$1,685	-2%
Net investment income	48	45	7%	138	134	3%
Other revenues	3	3	0%	7	10	-30%
Total operating revenues	570	598	-5%	1,792	1,829	-2%
Operating Expenses
Interest credited	-	1	-100%	2	4	-50%
Benefits	386	428	-10%	1,248	1,314	-5%
Commissions and other expenses	158	157	1%	497	466	7%
Total operating expenses	544	586	-7%	1,747	1,784	-2%
Income (loss) from operations before taxes	26	12	117%	45	45	0%
Federal income tax expense (benefit)	9	4	125%	16	16	0%
Income (loss) from operations	$17	$8	113%	$29	$29	0%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Income (Loss) from Operations by
Product Line
Life	$13	$6	117%	$18	$13	38%
Disability	4	2	100%	9	12	-25%
Dental	-	-	NM	-	2	-100%
Total non-medical	17	8	113%	27	27	0%
Medical	-	-	NM	2	2	0%
Income (loss) from operations	$17	$8	113%	$29	$29	0%

Comparison of the Three Months Ended September 30, 2015 to 2014

Income from operations for this segment increased due primarily to more favorable total non-medical loss ratio experience driven by favorable reserve refinements as well as higher recoveries and lower average claim size in our long-term disability business, partially offset by higher average claim size in our life business.

Comparison of the Nine Months Ended September 30, 2015 to 2014

Income from operations for this segment remained flat due to more favorable total non-medical loss ratio experience driven by favorable reserve refinements as well as higher recoveries and lower average claim size in our long-term disability business, offset by higher commissions and other expenses due to higher amortization of DAC driven by higher lapses and re-pricing actions.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  For every one percent increase in the total non-medical loss ratio, we would expect an approximate annual $13 million to $15 million decrease to income from operations.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Insurance Premiums by Product Line
Life	$226	$230	-2%	$687	$696	-1%
Disability	240	241	0%	733	722	2%
Dental	56	57	-2%	172	170	1%
Total non-medical	522	528	-1%	1,592	1,588	0%
Medical	(3)	22	NM	55	97	-43%
Total insurance premiums	$519	$550	-6%	$1,647	$1,685	-2%

Sales	$61	$94	-35%	$179	$229	-22%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.  When comparing sales for the three and nine months ended September 30, 2015, to the corresponding periods in 2014, the decrease was partly the result of re-pricing actions primarily on our employer-paid life and disability business.  We continue to shift the business mix to employee-paid blocks of business, which we expect will improve the overall profitability of the business.  The proportion of employee-paid sales to our total sales was 49% and 51% for the three and nine months ended September 30, 2015, compared to 45% and 49% for the corresponding periods in 2014.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Benefits and Interest Credited by
Product Line
Life	$159	$174	-9%	$504	$539	-6%
Disability	190	195	-3%	573	571	0%
Dental	39	40	-3%	124	122	2%
Total non-medical	388	409	-5%	1,201	1,232	-3%
Medical	(2)	20	NM	49	86	-43%
Total benefits and interest credited	$386	$429	-10%	$1,250	$1,318	-5%

Loss Ratios by Product Line
Life	70.5%	75.9%		73.4%	77.3%
Disability	79.3%	80.8%		78.1%	79.0%
Dental	70.3%	70.8%		71.9%	72.0%
Total non-medical	74.5%	77.6%		75.4%	77.5%
Medical	78.7%	90.6%		90.3%	88.9%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Commissions and Other Expenses
Commissions	$62	$68	-9%	$197	$202	-2%
General and administrative expenses	80	73	10%	238	223	7%
Taxes, licenses and fees	15	14	7%	44	43	2%
Total expenses incurred	157	155	1%	479	468	2%
DAC deferrals	(16)	(11)	-45%	(46)	(45)	-2%
Total expenses recognized before
amortization	141	144	-2%	433	423	2%
DAC and VOBA amortization, net of
interest	17	13	31%	64	43	49%
Total commissions and
other expenses	$158	$157	1%	$497	$466	7%

DAC Deferrals
As a percentage of insurance premiums	3.1%	2.0%		2.8%	2.7%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Operating Revenues
Insurance premiums (1)	$11	$-	NM	$11	$-	NM
Net investment income	67	68	-1%	192	211	-9%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%	53	54	-2%
Media revenues (net)	-	17	-100%	31	49	-37%
Other revenues	-	-	NM	-	1	-100%
Total operating revenues	96	103	-7%	287	315	-9%
Operating Expenses
Interest credited	20	22	-9%	61	74	-18%
Benefits (1)	52	28	86%	108	87	24%
Media expenses	-	15	-100%	28	44	-36%
Other expenses	50	16	213%	81	33	145%
Interest and debt expense	67	67	0%	204	201	1%
Total operating expenses	189	148	28%	482	439	10%
Income (loss) from operations before taxes	(93)	(45)	NM	(195)	(124)	-57%
Federal income tax expense (benefit)	(28)	(16)	-75%	(68)	(44)	-55%
Income (loss) from operations	$(65)	$(29)	NM	$(127)	$(80)	-59%

(1) Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three and Nine Months Ended September 30, 2015 to 2014

Loss from operations for Other Operations increased due primarily to the following:

•

Higher other expenses in 2015 attributable to higher legal expenses, partially offset by the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased during 2015 compared to an increase during 2014 (see “Other Expenses” below for more information).

•	Higher benefits due to modifying certain assumptions on the reserves supporting both our run-off institutional pension and disability income businesses.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
General and administrative expenses:
Legal	$46	$-	NM	$60	$(1)	NM
Branding	6	7	-14%	18	19	-5%
Other (1)	6	11	-45%	21	30	-30%
Total general and administrative expenses
expenses	58	18	222%	99	48	106%
Taxes, licenses and fees	(5)	1	NM	(10)	(7)	-43%
Inter-segment reimbursement associated
with reserve financing and LOC expenses (2)	(3)	(3)	0%	(8)	(8)	0%
Total other expenses	$50	$16	213%	$81	$33	145%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$45	$42	7%	$135	$121	12%
Total excluded realized gain (loss)	(18)	47	NM	(146)	(15)	NM
Total realized gain (loss), pre-tax	$27	$89	-70%	$(11)	$106	NM

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(11)	$31	NM	$(95)	$(10)	NM
Benefit ratio unlocking	(51)	(6)	NM	(48)	2	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(62)	$25	NM	$(143)	$(8)	NM

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(16)	$(4)	NM	$(35)	$(8)	NM
Gain (loss) on the mark-to-market on
certain instruments	(10)	(12)	17%	(16)	(19)	16%
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(102)	26	NM	(136)	26	NM
GLB NPR component	84	6	NM	83	4	NM
Total variable annuity net derivatives results	(18)	32	NM	(53)	30	NM
Indexed annuity forward-starting option	(18)	9	NM	(37)	(11)	NM
Realized gain (loss) on sale of
subsidiaries/businesses (2)	-	-	NM	(2)	-	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(62)	$25	NM	$(143)	$(8)	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See Note 3 in our 2014 Form 10-K for more information.

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

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three and Nine Months Ended September 30, 2015 to 2014

We had lower realized gains during the three months ended September 30, 2015, as compared to the corresponding period in 2014 and losses during the nine months ended September 30, 2015, as compared to gains during the corresponding period in 2014 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Losses on variable annuity net derivatives results during 2015 as compared to gains during 2014 attributable to more volatile capital markets resulting in unfavorable hedge program performance, partially offset by a more favorable GLB non-performance risk (“NPR”) component due to our associated reserves increasing and widening of our credit spreads, and the effect of unlocking.

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

Variable Annuity Net Derivatives Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2014 Form 10-K for a discussion of our variable annuity net derivatives results and how our NPR adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Variable annuity hedge program assets (liabilities)	$3,030	$1,626	$2,124	$1,722	$1,039

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(1,062)	$326	$(291)	$50	$694
NPR	70	(72)	(57)	(70)	(102)
Embedded derivative reserves	(992)	254	(348)	(20)	592
Insurance benefit reserves	(558)	(391)	(355)	(341)	(319)
Total variable annuity reserves – asset (liability)	$(1,550)	$(137)	$(703)	$(361)	$273

10-year credit default swap ("CDS") spread	1.85%	1.43%	1.27%	1.25%	1.26%
NPR factor related to 10-year CDS spread	0.31%	0.22%	0.21%	0.20%	0.19%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of September 30, 2015:

Hypothetical
Effect
NPR factor:
Down 31 basis points to zero	$(275)
Up 20 basis points	110

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Investments
AFS securities:
Fixed maturity	$85,506	$86,240	82.8%	83.7%
VIEs’ fixed maturity	598	598	0.6%	0.6%
Total fixed maturity	86,104	86,838	83.4%	84.3%
Equity	242	231	0.2%	0.2%
Trading securities	1,914	2,065	1.9%	2.0%
Mortgage loans on real estate	8,431	7,574	8.1%	7.4%
Real estate	21	20	0.0%	0.0%
Policy loans	2,647	2,670	2.6%	2.6%
Derivative investments	2,020	1,860	2.0%	1.8%
Alternative investments	1,226	1,109	1.2%	1.1%
Other investments	594	600	0.6%	0.6%
Total investments	$103,199	$102,967	100.0%	100.0%

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

	As of September 30, 2015
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,255	$770	$90	$10,935	12.7%
Basic industry	5,033	204	275	4,962	5.8%
Capital goods	4,894	340	33	5,201	6.0%
Communications	4,269	297	94	4,472	5.2%
Consumer cyclical	4,790	314	82	5,022	5.8%
Consumer non-cyclical	11,110	842	120	11,832	13.7%
Energy	9,070	456	503	9,023	10.5%
Technology	3,022	129	42	3,109	3.6%
Transportation	2,298	148	23	2,423	2.8%
Industrial other	755	49	5	799	0.9%
Utilities	11,689	1,040	78	12,651	14.8%
Government related entities	2,651	247	36	2,862	3.3%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,110	127	1	1,236	1.4%
Non-agency backed	1,246	15	2	1,259	1.5%
Mortgage pass through securities ("MPTS"):
Agency backed	1,282	75	3	1,354	1.6%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	24	1	-	25	0.0%
Non-agency backed	364	14	-	378	0.4%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	495	3	1	497	0.6%
Commercial real estate ("CRE") collateralized
debt obligations ("CDOs")	16	-	(2)	18	0.0%
Credit card	686	27	-	713	0.8%
Equipment receivables	60	1	-	61	0.1%
Home equity	662	8	-	670	0.8%
Manufactured housing	51	3	1	53	0.1%
Stranded utility costs	24	1	-	25	0.0%
Other	201	16	-	217	0.3%
Municipals:
Taxable	3,685	712	14	4,383	5.1%
Tax-exempt	93	4	-	97	0.1%
Government:
United States	386	53	1	438	0.5%
Foreign	466	67	1	532	0.6%
Hybrid and redeemable preferred securities	807	93	43	857	1.0%
Total fixed maturity AFS securities	81,494	6,056	1,446	86,104	100.0%
Equity AFS Securities	232	15	5	242
Total AFS securities	81,726	6,071	1,451	86,346
Trading Securities (1)	1,670	259	15	1,914
Total AFS and trading securities	$83,396	$6,330	$1,466	$88,260

	As of December 31, 2014
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,653	$1,027	$41	$10,639	12.2%
Basic industry	4,953	323	87	5,189	6.0%
Capital goods	4,675	458	7	5,126	5.9%
Communications	3,982	450	15	4,417	5.1%
Consumer cyclical	4,703	420	53	5,070	5.8%
Consumer non-cyclical	10,431	1,123	28	11,526	13.3%
Energy	9,265	713	172	9,806	11.2%
Technology	2,936	189	18	3,107	3.6%
Transportation	1,973	187	3	2,157	2.5%
Industrial other	692	62	-	754	0.9%
Utilities	11,262	1,443	15	12,690	14.6%
Government related entities	2,628	316	9	2,935	3.4%
CMOs:
Agency backed	1,317	135	-	1,452	1.7%
Non-agency backed	1,291	18	(7)	1,316	1.5%
MPTS:
Agency backed	1,371	89	2	1,458	1.7%
CMBS:
Agency backed	24	1	-	25	0.0%
Non-agency backed	530	22	7	545	0.6%
ABS:
CLOs	358	-	2	356	0.4%
CRE CDOs	17	-	(2)	19	0.0%
Credit card	677	36	-	713	0.8%
Equipment receivables	64	1	1	64	0.1%
Home equity	655	9	12	652	0.8%
Manufactured housing	54	3	-	57	0.1%
Stranded utility costs	47	2	-	49	0.1%
Other	177	16	-	193	0.2%
Municipals:
Taxable	3,620	865	4	4,481	5.2%
Tax-exempt	103	9	-	112	0.1%
Government:
United States	379	56	-	435	0.5%
Foreign	473	68	-	541	0.6%
Hybrid and redeemable preferred securities	886	108	40	954	1.1%
Total fixed maturity AFS securities	79,196	8,149	507	86,838	100.0%
Equity AFS Securities	216	15	-	231
Total AFS securities	79,412	8,164	507	87,069
Trading Securities (1)	1,764	311	10	2,065
Total AFS and trading securities	$81,176	$8,475	$517	$89,134

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of September 30, 2015			As of December 31, 2014
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$44,139	$48,084	55.9%	$43,285	$48,753	56.2%
2	Baa	33,309	34,217	39.7%	31,987	34,229	39.4%
Total investment grade securities		77,448	82,301	95.6%	75,272	82,982	95.6%

Below Investment Grade Securities
3	Ba	2,836	2,712	3.1%	2,858	2,884	3.3%
4	B	985	898	1.0%	821	766	0.9%
5	Caa and lower	205	177	0.2%	224	189	0.2%
6	In or near default	20	16	0.1%	21	17	0.0%
Total below investment grade securities		4,046	3,803	4.4%	3,924	3,856	4.4%
Total fixed maturity AFS securities		$81,494	$86,104	100.0%	$79,196	$86,838	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.0%	4.4%		5.0%	4.4%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.  The average credit quality was A- as of September 30, 2015.

Comparisons between the NAIC ratings and rating agency designations are published by the NAIC.  The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements.  The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds.  NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s, or rated BBB- or higher by Fitch and S&P) by such ratings organizations.  However, securities rated NAIC 1 and NAIC 2 could be deemed below investment grade by the rating agencies as a result of the current RBC rules for residential mortgage-backed securities (“RMBS”) and CMBS for statutory reporting.  NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

As of September 30, 2015, and December 31, 2014,  90.2% and 86.2%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of September 30, 2015,  increased by $941 million.  As more fully described in Note 1 in our 2014 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of September 30, 2015, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of September 30, 2015, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$123	$6	2 to 38	12	2.9%	4.9%
Hybrid and redeemable preferred securities	206	43	1 to 52	23	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $107.0 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $91.4 billion as of September 30, 2015.  If it were necessary to liquidate investments prior to maturity or call to meet cash flow needs, we would first look to AFS securities that are in an unrealized gain position, which had a fair value of $66.3 billion, excluding consolidated VIEs in the amount of $598 million, as of September 30, 2015, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 4 in this report and in Note 1 in our 2014 Form 10-K for additional discussion.

As of September 30, 2015, and December 31, 2014, the estimated fair value for all private placement securities was $14.4 billion,  representing 14% of total invested assets.

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

Our ABS home equity and RMBS had a market value of $4.6 billion and an unrealized gain of $227 million, or 5%, as of September 30, 2015.

The market value of AFS securities and trading securities backed by subprime loans was $876  million and represented approximately 1% of our total investment portfolio as of September 30, 2015.   AFS securities represented $866 million, or 99%, and trading securities represented $10 million, or 1%, of the subprime exposure as of September 30, 2015.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2015:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,590	$2,392	$457	$441	$413	$409	$389	$396	$3,849	$3,638
ABS home equity	2	2	-	-	190	189	478	471	670	662
Total by type (2)(3)	$2,592	$2,394	$457	$441	$603	$598	$867	$867	$4,519	$4,300

Rating
AAA	$2,548	$2,351	$1	$1	$-	$-	$14	$15	$2,563	$2,367
AA	35	35	-	-	-	-	10	10	45	45
A	9	8	4	4	13	12	48	47	74	71
BBB	-	-	31	30	30	29	39	39	100	98
BB and below	-	-	421	406	560	557	756	756	1,737	1,719
Total by rating (2)(3)(4)	$2,592	$2,394	$457	$441	$603	$598	$867	$867	$4,519	$4,300

Origination Year
2004 and prior	$376	$341	$62	$61	$134	$133	$148	$148	$720	$683
2005	357	319	101	102	171	168	278	273	907	862
2006	62	54	115	108	207	207	273	277	657	646
2007	300	266	179	170	91	90	165	167	735	693
2008	54	48	-	-	-	-	-	-	54	48
2009	384	353	-	-	-	-	3	2	387	355
2010	413	383	-	-	-	-	-	-	413	383
2011	199	189	-	-	-	-	-	-	199	189
2012	78	78	-	-	-	-	-	-	78	78
2013	309	305	-	-	-	-	-	-	309	305
2014	48	46	-	-	-	-	-	-	48	46
2015	12	12	-	-	-	-	-	-	12	12
Total by origination
year (2)(3)	$2,592	$2,394	$457	$441	$603	$598	$867	$867	$4,519	$4,300

Total AFS RMBS as a percentage of total AFS securities									5.2%	5.3%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									2.2%	2.3%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $344 million and $350 million, respectively.
(2)

Does not include the fair value of trading securities totaling $127 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $127 million in trading securities consisted of $110 million prime, $6 million Alt-A and $11 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $118 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $118 million in trading securities consisted of $101 million prime, $6 million Alt-A and $11 million subprime.

(4)

Based upon the rating designations determined and provided by the major credit rating agencies (Fitch, Moody’s and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

None of these investments included any direct investments in subprime lenders or mortgages.  We are not aware of material exposure to subprime loans in our alternative asset portfolio.

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2015:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$389	$376	$14	$12	$-	$-	$403	$388
CRE CDOs	-	-	-	-	18	16	18	16
Total by type (1)(2)	$389	$376	$14	$12	$18	$16	$421	$404

Rating
AAA	$204	$199	$-	$-	$-	$-	$204	$199
AA	27	26	-	-	-	-	27	26
A	83	78	14	12	-	-	97	90
BBB	26	25	-	-	5	5	31	30
BB and below	49	48	-	-	13	11	62	59
Total by rating (1)(2)(3)	$389	$376	$14	$12	$18	$16	$421	$404

Origination Year
2004 and prior	$26	$26	$-	$-	$-	$-	$26	$26
2005	43	43	14	12	5	5	62	60
2006	92	90	-	-	13	11	105	101
2007	51	44	-	-	-	-	51	44
2010	61	58	-	-	-	-	61	58
2013	116	115	-	-	-	-	116	115
Total by origination
year (1)(2)	$389	$376	$14	$12	$18	$16	$421	$404

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.5%	0.5%

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

As of September 30, 2015, the fair value and amortized cost of our AFS exposure to Monoline insurers was $488 million and $456 million, respectively.

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

The composition by industry categories of all securities in unrealized loss position (in millions) as of September 30, 2015, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Metals and mining	$1,058	5.4%	$1,290	6.2%	$232	15.3%
Independent	1,460	7.5%	1,674	8.0%	214	14.1%
Oil field services	804	4.1%	978	4.7%	174	11.5%
Banking	975	5.0%	1,052	5.0%	77	5.1%
Midstream	780	4.0%	856	4.1%	76	5.0%
Electric	1,695	8.7%	1,757	8.4%	62	4.1%
Food and beverage	685	3.5%	729	3.5%	44	2.9%
Chemicals	982	5.1%	1,024	4.9%	42	2.8%
Technology	906	4.7%	946	4.5%	40	2.6%
Pharmaceuticals	809	4.2%	847	4.0%	38	2.5%
Integrated	419	2.2%	457	2.2%	38	2.5%
Property and casualty	404	2.1%	437	2.1%	33	2.2%
Wirelines	146	0.8%	178	0.8%	32	2.1%
ABS	530	2.7%	561	2.7%	31	2.0%
Entertainment	532	2.7%	562	2.7%	30	2.0%
Government owned, no guarantee	301	1.5%	331	1.6%	30	2.0%
CMOs	848	4.4%	876	4.2%	28	1.8%
Retailers	273	1.4%	299	1.4%	26	1.7%
Consumer cyclical services	320	1.6%	344	1.6%	24	1.6%
Cable - satellite	338	1.7%	362	1.7%	24	1.6%
Industries with unrealized losses
less than $20 million	5,169	26.7%	5,388	25.7%	219	14.6%
Total by industry	$19,434	100.0%	$20,948	100.0%	$1,514	100.0%

Total by industry as a percentage
of total AFS securities	22.5%		25.6%		100.0%

As of September 30, 2015, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $271 million and $366 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2015		As of December 31, 2014
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$8,431	100.0%	$7,566	99.9%
Delinquent and/or in foreclosure (1)	-	0.0%	8	0.1%
Total mortgage loans on real estate	$8,431	100.0%	$7,574	100.0%

(1)	As of September 30, 2015, and December 31, 2014, there were zero and two mortgage loans on real estate that were delinquent and in foreclosure, respectively.

As of September 30, 2015, and December 31, 2014, there were two and three impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of September 30, 2015, and December 31, 2014, was $0 and $6 million, respectively.  See Note 1 in our 2014 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	September 30,	December 31,
	2015	2014
By Segment
Annuities	$1,872	$1,603
Retirement Plan Services	2,011	1,657
Life Insurance	3,952	3,742
Group Protection	293	266
Other Operations	303	306
Total mortgage loans on real estate	$8,431	$7,574

	As of September 30, 2015			As of September 30, 2015
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$2,583	30.6%	CA	$1,839	21.8%
Office building	2,091	24.8%	TX	820	9.7%
Industrial	1,680	19.9%	MD	444	5.3%
Retail	1,592	18.9%	NY	427	5.1%
Mixed use	250	3.0%	GA	379	4.5%
Other commercial	205	2.4%	OH	378	4.5%
Hotel/motel	30	0.4%	VA	360	4.3%
Total	$8,431	100.0%	NC	327	3.9%
Geographic Region			WA	314	3.7%
Pacific	$2,399	28.4%	TN	303	3.6%
South Atlantic	2,004	23.8%	FL	280	3.3%
East North Central	908	10.8%	PA	249	3.0%
West South Central	838	9.9%	OR	246	2.9%
Middle Atlantic	730	8.7%	AZ	240	2.8%
Mountain	618	7.3%	MN	215	2.6%
East South Central	439	5.2%	WI	210	2.5%
West North Central	372	4.4%	Other states under 2%	1,400	16.5%
New England	123	1.5%	Total	$8,431	100.0%
Total	$8,431	100.0%

	As of September 30, 2015			As of September 30, 2015
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2010 and prior	$3,139	37.2%	2015	$50	0.6%
2011	667	7.9%	2016	362	4.3%
2012	834	9.9%	2017	564	6.7%
2013	1,058	12.6%	2018	679	8.1%
2014	1,291	15.3%	2019	271	3.2%
2015	1,441	17.1%	2020 and thereafter	6,504	77.1%
Total	$8,430	100.0%	Total	$8,430	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Annuities	$8	$8	0%	$13	$23	-43%
Retirement Plan Services	3	3	0%	5	10	-50%
Life Insurance	38	32	19%	64	76	-16%
Group Protection	3	3	0%	4	9	-56%
Other Operations	1	-	NM	3	1	200%
Total (1)	$53	$46	15%	$89	$119	-25%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2015, and December 31, 2014, alternative investments included investments in 183 and 156 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and do not significantly impact our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of September 30, 2015, and December 31, 2014, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $13 million.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Fixed maturity AFS securities	$1,026	$1,010	2%	$3,044	$3,027	1%
Equity AFS securities	-	2	-100%	4	7	-43%
Trading securities	27	31	-13%	82	97	-15%
Mortgage loans on real estate	100	94	6%	293	282	4%
Real estate	4	1	300%	5	6	-17%
Policy loans	39	37	5%	114	115	-1%
Invested cash	1	-	NM	2	1	100%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	34	22	55%	82	69	19%
Alternative investments (2)	53	46	15%	89	119	-25%
Consent fees	1	-	NM	3	1	200%
Other investments	-	(4)	100%	4	(12)	133%
Investment income	1,285	1,239	4%	3,722	3,712	0%
Investment expense	(31)	(27)	-15%	(95)	(85)	-12%
Net investment income	$1,254	$1,212	3%	$3,627	$3,627	0%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2015	2014	Change	2015	2014	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment
expenses	4.86%	4.94%	(8)	4.84%	4.99%	(15)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.14%	0.09%	5	0.11%	0.10%	1
Alternative investments	0.22%	0.20%	2	0.12%	0.17%	(5)
Net investment income yield on invested
assets	5.22%	5.23%	(1)	5.07%	5.26%	(19)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Average invested assets at amortized cost	$96,121	$92,704	4%	$95,332	$91,870	4%

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Fixed maturity AFS securities: (1)
Gross gains	$1	$4	-75%	$26	$23	13%
Gross losses	(23)	(6)	NM	(51)	(18)	NM
Equity AFS securities:
Gross gains	1	2	-50%	2	5	-60%
Gross losses	-	-	NM	-	-	NM
Gain (loss) on other investments	-	-	NM	(7)	3	NM
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(5)	(7)	29%	(21)	(24)	13%
Total realized gain (loss) related to
certain investments, pre-tax	$(26)	$(7)	NM	$(51)	$(11)	NM

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first nine months of 2015 and 2014, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three				For the Nine
	Months Ended				Months Ended
	September 30,				September 30,
	2015	2014		Change	2015	2014	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(16)		$-	NM	$(31)	$-	NM
ABS	(1)		(2)	50%	(6)	(7)	14%
RMBS	(3)		(1)	NM	(5)	(4)	-25%
CMBS	-		-	NM	-	(1)	100%
CRE CDOs	-		(2)	100%	-	(2)	100%
Gross OTTI recognized in net
income (loss)	(20)	-	(5)	NM	(42)	(14)	NM
Associated amortization of DAC,
VOBA, DSI and DFEL	2		1	100%	4	3	33%
Net OTTI recognized in net income
(loss), pre-tax	$(18)		$(4)	NM	$(38)	$(11)	NM

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$5		$2	150%	$23	$11	109%
Change in DAC, VOBA, DSI and DFEL	-		-	NM	(3)	(1)	NM
Net portion of OTTI recognized in OCI, pre-tax
pre-tax	$5		$2	150%	$20	$10	100%

The increase in write-downs for OTTI when comparing the first nine months of 2015 to the corresponding period in 2014 was primarily attributable to individual credit risks and intent-to-sell securities within our corporate bond holdings.

The $65 million of impairments taken during the first nine months of 2015 was split between $27 million of credit-related impairments, $15 million of intent-to-sell securities and $23 million of noncredit-related impairments.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $1.5 billion and $1.1 billion for the nine months ended September 30, 2015 and 2014, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).  During the nine months ended September 30, 2015, our payables for collateral on derivative investments increased by $364 million due primarily to falling interest rates and equity markets that increased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have multiple liquidity sources to leverage that would be eligible for collateral posting.    For additional information, see “Credit Risk” in Note 5.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company	$225	$175	29%	$850	$515	65%
First Penn-Pacific	-	-	NM	-	20	-100%

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	29	34	-15%	85	99	-14%
	$254	$209	22%	$935	$634	47%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	$-	$23	-100%	$25	$20	25%

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

Subsidiaries’ Statutory Reserving and Surplus

Like other life insurers, we utilize inter-company reinsurance arrangements with captives primarily to manage risk and statutory capital.  Captive reinsurers are typically special purpose vehicles that either by statute or by restriction in their licensing orders are limited to reinsuring business from insurance affiliates.  Specifically, captives help us mitigate the capital impact of XXX and AG38 reserving guidelines.  XXX and AG38 require insurers to use reserving assumptions that result in statutory reserves greater than what we expect to need to adequately support term life insurance policies and UL policies with secondary guarantees.  The captive reinsurance structures we use provide a mechanism for the financing of a portion of the excess reserve amounts in a more efficient manner.  This, in turn, frees up capital that the insurance subsidiaries can use for any number of purposes, including for paying dividends to the holding company.  Once transferred to the holding company, it can deploy this capital for a variety of corporate purposes, including potentially for stock repurchases.  Actuarial Guideline 48 (“AG48”) regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We believe that we will be able to implement these arrangements in compliance with AG48.

Currently, insurance companies are using a wide variety of captive reinsurance structures to support their respective businesses.  The NAIC through its various committees, task forces and working groups has been studying the use of captives and special purpose vehicles to transfer insurance risk and has been evaluating the adequacy of existing NAIC model laws and regulations applicable to annuity captives.

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Nine Months Ended September 30, 2015
			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$250	$-	$(250)	$-	$-	$-

Long-Term Debt
Senior notes	$3,558	$300	$-	$33	$1	$3,892
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis advance	250	-	-	-	-	250
Capital securities (2)	1,212	-	-	-	-	1,212
Total long-term debt	$5,270	$300	$-	$33	$1	$5,604

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)

Over the course of the next two years, the fixed rates on our capital securities are scheduled to change to floating.  To hedge the variability in rates, we have purchased forward starting swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

We repaid a $250 million 4.30% fixed-rate senior note that matured on June 15, 2015.  On March 9, 2015, we completed the issuance and sale of $300 million aggregate principal amount of our 3.35% senior notes due 2025.  We used the proceeds from this offering to repay the maturity mentioned above and for general corporate purposes.  As of September 30, 2015, the holding company had available liquidity of $505 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of September 30, 2015.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2014 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2014 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2014 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of September 30, 2015, the holding company had a net outstanding payable of $15 million to certain subsidiaries resulting from loans made by subsidiaries in excess of amounts borrowed by subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of September 30, 2015, our insurance subsidiaries had investments with a carrying value of $3.3 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Common dividends to stockholders	$50	$42	19%	$152	$126	21%
Repurchase of common stock	200	150	33%	700	450	56%
Total cash returned to stockholders	$250	$192	30%	$852	$576	48%

Number of shares repurchased	3.683	2.846	29%	12.284	8.911	38%
Average price per share	$54.33	$52.75	3%	$57.00	$50.53	13%

On October 28, 2015, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.20 to $0.25 per share.  Additionally, we expect to repurchase additional shares of common stock during the remainder of 2015 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Debt service (interest paid)	$65	$64	2%	$201	$219	-8%
Capital contribution to subsidiaries	-	5	-100%	75	5	NM
Total	$65	$69	-6%	$276	$224	23%

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

The following provides detail on the percentage differences between the September 30, 2015, interest rates being credited to contract holders based on the third quarter of 2015 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$7,984	$10,850	$32,093	$50,927	70.8%
Up to 0.50%	1,516	468	452	2,436	3.4%
0.51% to 1.00%	2,060	208	14	2,282	3.2%
1.01% to 1.50%	2,488	17	120	2,625	3.7%
1.51% to 2.00%	622	-	700	1,322	1.8%
2.01% to 2.50%	111	-	-	111	0.2%
2.51% to 3.00%	101	-	-	101	0.1%
3.01% or greater	6	-	-	6	0.0%
Occurring after the next twelve months (4)	4,668	-	-	4,668	6.5%
Total discretionary rate setting products	19,556	11,543	33,379	64,478	89.7%
Other contracts (5)	2,288	5,106	-	7,394	10.3%
Total account values	$21,844	$16,649	$33,379	$71,872	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	40.8%	94.0%	96.1%	79.0%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 45 basis points,  3 basis points and 5 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 104 basis points in excess of average minimum guaranteed rates.  Of our account values for these products: 31% are scheduled to reset in more than one year but not more than two years; 19% are scheduled to reset in more than two years but not more than three years; and 50% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were  10 basis points in excess of average minimum guaranteed rates and 80% of account values were already at their minimum guaranteed rates.

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

	As of	As of
	September 30,	December 31,
	2015	2014
AA	$-	$17
A	10	19
BBB	5	5
Total	$15	$41

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2015 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
7/1/15 – 7/31/15	-	$-	-	$968

8/1/15 – 8/31/15	3,428,973	54.60	3,428,973	781

9/1/15 – 9/30/15	253,550	50.70	253,550	768

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended September 30, 2015, there were 3,682,523 shares purchased as part of publicly announced plans or programs.

(2)On May 21, 2015, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of September 30, 2015, our remaining security repurchase authorization was $768 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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
Dated: October 29, 2015

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2015

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