Form 10-K
period 2015-12-31
LINCOLN NATIONAL CORP
filed 2016-02-25
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer   ☒    Accelerated filer  ☐Non-accelerated filer  (Do not check if a smaller reporting company)  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $14.8 billion.

As of February 18, 2016, 240,956,843 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 27, 2016, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, indexed universal life insurance (“IUL”), employer-sponsored retirement plans and services, and group life, disability and dental.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania.  “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.  As of December 31, 2015, LNC had consolidated assets of $251.9 billion and consolidated stockholders’ equity of $13.6 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, retirement plans and corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third-party administrators (“TPAs”) and other intermediaries.  Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2015, LFD had approximately 620 internal and external wholesalers (including sales managers).  As of December 31, 2015, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 8,520 active producers who placed business with us within the last 12 months.

Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 21.  Assets, revenues and earnings attributable to foreign activities were not material in the periods presented.

Acquisitions and Dispositions

On July 25, 2011, Newton County Loan & Savings, FSB (“NCLS”), our wholly-owned subsidiary, submitted a voluntary plan of dissolution with the Officer of the Comptroller of the Currency (“OCC”).  The OCC approved NCLS’s voluntary dissolution effective November 30, 2011.

On July 16, 2015, we closed on the sale of Lincoln Financial Media Company with Entercom Communications Corp. (“Entercom Parent”) and Entercom Radio, LLC.  We received $75 million in cash, net of transaction expenses, and $28 million face amount of perpetual cumulative convertible preferred stock of Entercom Parent.

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

Annuities have several features that are attractive to customers.  Annuities are unique in that contract holders can select a variety of payout alternatives to help provide an income flow for life.  Many annuity contracts also include guarantee features (living and death benefits) that are not found in any other investment vehicle and, we believe, make annuities attractive especially in times of economic uncertainty.  In addition, growth on the underlying principal in certain annuities is granted tax-deferred treatment, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement.

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

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) offered through the product (“variable portion”) and, for a specified period, into a fixed account with a guaranteed return (“fixed portion”).  The value of the variable portion of the contract holder’s account varies with the performance of the underlying variable funds chosen by the contract holder.

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies, inside the funds themselves.  These funds, which first started using the risk management strategy in 2011,  seek to reduce equity market volatility risk for both the contract holder and us.  As of December 31, 2015 and 2014, the Managed Risk Strategies funds totaled $32.2 billion and $28.7 billion, or 31% and 28% of total variable annuity account values, respectively.

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

The GDB features offered in 2015 included those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or the current contract value plus a specified percentage of contract earnings, not to exceed a covered earnings limit.

In 2015, we offered product riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and Lincoln Market SelectSM Advantage riders, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of up to 5% of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime Income Advantage 2.0 (Managed Risk) and Lincoln Market Select Advantage riders provide higher income if the contract holder delays withdrawals.  Lincoln Lifetime Income Advantage 2.0 (Managed Risks) includes both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value, while Lincoln Market Select Advantage only offers an annual step-up of the guaranteed amount to the current contract value.  Contract holders under Lincoln Lifetime Income Advantage 2.0 (Managed Risk) are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.  Contract holders under Lincoln Market Select Advantage are subject to restrictions on the allocation of their account value within the various investment choices.

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

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product is significant to this segment.  The ALVA product accounted for 18%, 20% and 17% of our variable annuity product deposits in 2015, 2014 and 2013, respectively, and represented 42%, 44% and 47%  of the segment’s total variable annuity product account values as of December 31, 2015, 2014 and 2013, respectively.  In addition, fund choices for certain of our other variable annuity products offered include American Fund Insurance SeriesSM (“AFIS”) funds.  AFIS funds accounted for 20%, 22% and 19% of variable annuity product deposits in 2015, 2014 and 2013, respectively, and represented 48%, 50% and 54%  of the segment’s total variable annuity product account values as of December 31, 2015, 2014 and 2013, respectively.

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value.  Our fixed annuity product offerings as of December 31, 2015, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime incomes.  Fixed annuity contracts are general account obligations.  We bear the investment risk for fixed annuity contracts.  To protect from premature withdrawals, we impose surrender charges.  Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.

We offer single and flexible premium fixed deferred annuities.  Single premium fixed deferred annuities are contracts that allow only a single premium to be paid.  Flexible premium fixed deferred annuities are contracts that allow multiple premium payments on either a scheduled or non-scheduled basis.

Our fixed indexed annuities allow the contract holder to choose between a fixed interest crediting rate and an indexed interest crediting rate, which is based on the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) or the S&P 500 Daily Risk Control 5%TM Index.  The indexed interest credit is guaranteed never to be less than zero.  Available with certain of our fixed indexed annuities, Lincoln Lifetime IncomeSM Edge provides the contract holder a guaranteed lifetime withdrawal benefit.  We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.

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

Defined contribution plans are a popular employee benefit offered by many employers across a wide spectrum of industries and by employers large and small.  Retirement Plan Services primarily focuses on the mid to large market, which accounted for 54% of this segment’s total assets under management as of December 31, 2015.  In addition, Retirement Plan Services focuses on the small market 401(k) business, which accounted for 16% of this segment’s total assets under management as of December 31, 2015.

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

The Lincoln Secured Retirement IncomeSM product is a guaranteed minimum withdrawal benefit (“GMWB”) available through group variable annuity contracts.  This product is intended to fulfill future needs of retirement security.  By offering a GMWB in-plan, we provide to plan sponsors and participants the ability to participate in market gains, protect their income and receive guaranteed income for life while still enabling access to their retirement asset market value.

Multi-Fund Variable Annuity is a defined contribution retirement plan solution with full-bundled administrative services and investment choices for small- to mid-sized healthcare, education, governmental and not-for-profit employers sponsoring 403(b) plans.  The product is available to the employer through the Multi-Fund group variable annuity contract or directly to the individual through the Multi-Fund Select variable annuity contract.  We earn mortality and expense charges, investment income on the fixed account and surrender charges from this product.  We also receive fees for services that we provide to funds in the underlying separate accounts.

In addition, the Lincoln  Next  Step series of products is a suite of mutual fund-based IRAs available exclusively for participants in Lincoln-serviced retirement plans and their spouses.  The products can accept rollovers and transfers from other providers as well as ongoing contributions.  The Lincoln Next Step IRA product has no annual account charges and offers an array of mutual fund investment options provided by 19 fund families all offered at net asset value. The Lincoln Next Step Select IRA has an annual record keeping charge and offers an even wider array of mutual fund investment options from 20 families, all at net asset value.  We earn 12b-1 and service fees on the mutual funds within the product.

Distribution

Retirement Plan Services products are primarily distributed in two ways: through our Institutional Retirement Distribution team and by LFD.  Wholesalers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  We expanded the distribution of the segment’s products as of the end of 2015 to 78 by growing the number of wholesalers and by other means, including continuing to increase relationship management expertise and growing the number of broker-dealer relationships.

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

Similar to the annuity product classifications described above, life products can be classified as “fixed” (including indexed) or “variable” contracts.  This classification describes whether we or the contract holders bear the investment risk of the assets supporting the policy.  This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products/account values or as asset-based fees charged to variable products.

Products

We offer four categories of life insurance products consisting of:

UL

UL insurance products provide life insurance with account values that earn rates of return based on company-declared interest rates.  Contract holder account values are invested in our general account investment portfolio, so we bear the risk of investment performance.    We offer a variety of UL products, such as Lincoln LifeGuarantee® UL, Lincoln LifeCurrent® UL, and Lincoln LifeReserve® UL.

In a UL contract, contract holders typically have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for cost of insurance and expenses for the coming period.  Under certain contract holder options and market conditions, the death benefit amount may increase or decrease.  Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account value.  The client has access to their account value (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders.  Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans.  Our UL contracts assess surrender charges against the policies’ account values for full or partial surrenders and certain policy changes that occur during the contractual surrender charge period.  Depending on the product selected, surrender charge periods can range from 0 to 25 years.

We also offer fixed IUL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account values earn credits based on the performance of indexes such as the S&P 500 or the 10-year Treasury yield.  These products include Lincoln WealthAdvantage® IUL, Lincoln LifeReserve® IUL Accumulator, and Lincoln LifePreserve Survivorship IUL.

As mentioned previously, we offer survivorship versions of our individual UL and IUL products.  These products insure two lives with a single policy and pay death benefits upon the second death.

A UL policy with a secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.  These products include Lincoln LifeGuarantee® UL and Lincoln LifeGuarantee® SUL.    The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different expense charges, cost of insurance charges and credited interest.  The parameters for the secondary guarantee requirement are listed in the contract.  As long as the contract holder pays the minimum premium or funds the policy to a level that keeps this calculated reference value positive, the death benefit will be guaranteed.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.

Our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals.  Although loans and withdrawals are likely to shorten the time period of the GDB, the guarantee is not automatically or completely forfeited.  The length of the guarantee may be increased at any time through additional excess premium deposits.  Reserves on UL products with secondary guarantees represented approximately 30% of total life reserves for the years ended December 31, 2015 and 2014, respectively.

VUL

VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of variable funds offered through the product.  Our VUL products include single life insurance products such as Lincoln AssetEdge® VUL.    The value of the variable portion of the contract holder’s account varies with the performance of the underlying variable funds chosen by the contract holder.  As the return on the investment portfolio increases or decreases, the account value of the VUL policy will increase or decrease.  In addition, VUL products offer a fixed account option that is managed by us.  As with fixed UL products, contract holders have access, within contractual maximums, to account values through loans, withdrawals and surrenders.  Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product.

We also offer survivorship versions of our individual VUL products, such as Lincoln Preservation Edge® SVUL.  These products insure two lives with a single policy and pay death benefits upon the second death.  Our COLI products are also VUL-type products.

We offer guaranteed benefit riders with certain of our VUL products, VULONE and SVULONE.  The ONE rider features offered in 2015 contractually guarantee to the contract holder that upon death, as long as secondary guarantee requirements have been met, the death benefit will be payable even if the account value equals zero.

Linked-Benefit Life Products and Products with Critical Illness Riders

Our linked-benefit life product,  MoneyGuard®, combines UL with long-term care insurance through the use of riders.  One type of rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need, reducing the remaining death benefit.  Another rider extends the long-term care insurance benefits for an additional limited period of time if the death benefit is fully accelerated.  Certain policies also provide a reduced death benefit to the contract holder’s beneficiary if the death benefit has been fully accelerated as long-term care benefits during the contract holder’s life.

Some life products provide for critical illness insurance by the use of riders attached to UL, VUL or IUL policies.  These riders allow the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified critical illness condition.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time.  Some of our term life insurance products give the policyholder the option to reduce the death benefit at a future time.  They usually do not offer cash values.  Scheduled policy premiums are required to be paid at least annually.

Distribution

The Life Insurance segment’s products are sold through LFD.  LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels:  wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations.  LFD distributes COLI and BOLI products and services to small- to mid-sized banks and mid- to large-sized corporations, primarily through intermediaries who specialize in one or both of these markets and who are serviced through a network of internal and external LFD sales professionals.

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products.  According to the American Council of Life Insurers (March 2015), the U.S. life insurance industry is made up of nearly 830 companies with sales and operations across the country.

The Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $1 million of financial assets.  For those individual policies we sold in 2015, the average face amount (excluding MoneyGuard® products) was approximately $1 million and average first year premiums paid were approximately $30,000.  The Life Insurance segment competes primarily on product design and customer service.  With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests.  Further, management tracks the turnaround time and quality for various client services such as processing of applications.  Additional competitive factors relevant to the Life Insurance segment include product breadth, speed to market, underwriting and risk management, financial strength ratings and extent of distribution network.

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

Claims Administration

Claims service is handled primarily in-house, and claims examiners are assigned to each claim notification based on coverage amount, type of claim and the experience of the examiner.  Claims meeting certain criteria are referred to senior claims examiners.  A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities.  A network of in-house legal counsel, compliance officers, medical personnel and an anti-fraud investigative unit also support claims examiners.  A special team of claims examiners, in conjunction with claims management, focus on more complex claims matters such as claims incurred during the contestable period, beneficiary disputes and litigated claims.

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of employee-paid and employer-paid plans.  Although we sell to employer groups of all sizes, our target market is to employers with at least 100 employees and fewer than 5,000 employees.  For additional information on our employee-paid and employer-paid business, see “Results of Group Protection – Income (Loss) from Operations” in the MD&A.

Products

Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional and voluntary term life insurance to employees and their dependents.  Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment.

Group Disability Insurance

We offer short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury.  Short-term disability generally provides benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days.  Long-term disability provides benefits following a longer waiting period, usually between 90 and 180 days and provides benefits for a longer period, at least 2 years and typically extending to normal (Social Security) retirement age.  The monthly benefits provided are subject to reduction when Social Security benefits are also paid.

Absence Management

We offer to manage employers’ family medical and company leave in conjunction with our disability coverage, in order to help employees recover and return to work.  The service provides a simple, compliant way to report and manage both leave and disability through a single source with integrated intake, claims management, communications and reporting, along with state of the art self-service capabilities via a mobile application and web portal.

Group Dental and Vision

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

Distribution

The segment’s products are marketed primarily through a national distribution system, including approximately 170 managers and marketing representatives.  The managers and marketing representatives develop business through employee benefit brokers, consultants, TPAs and other employee benefit firms that work with employers to provide access to our products.

Competition

The group protection marketplace is very competitive.  Principal competitive factors include particular product features, price, quality of customer service and claims management, technological capabilities, quality and efficiency of distribution and financial strength ratings.  In this market, the Group Protection segment competes with a number of major companies and regionally with other companies offering all or some of the products within our product set.    In addition, there is competition in attracting brokers to actively market our products and attracting and retaining sales representatives to sell our products.  Key competitive factors in attracting brokers and sales representatives include product offerings and features, financial strength, support services and compensation.

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

Claims Administration

Claims for the Group Protection segment are managed by in-house claim specialists and outsourced third-party resources.  Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract and in compliance with federal and state regulations.  Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims.    The segment employs a variety of clinical experts, including internal and external medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities, assess employability and develop return to work plans.  The accuracy and speed of life claims are important customer service and risk management factors.  Some life policies provide for the waiver of premium coverage in the event of the insured’s disability where our disability claims management expertise is utilized.    Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

OTHER OPERATIONS

Other Operations includes the financial data for operations that are not directly related to the business segments.  Other Operations includes investments related to the excess capital in our insurance subsidiaries; corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale to Swiss Re Life & Health America, Inc. (“Swiss Re”) in 2001; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity and insured funding-type of contracts; and debt.  Other Operations also included our investment in media properties.  In July 2015, we closed on the sale of our media properties as described above.

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

As of December 31, 2015, our policy for our reinsurance program was to retain no more than $20 million on a single insured life.  We reinsure approximately 25% of the mortality risk on newly issued life insurance contracts.  As of December 31, 2015, approximately 43% of our total individual life in-force amount is reinsured.

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

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest reinsurance exposure.  The amounts recoverable from reinsurers were $5.6 billion and $5.7 billion as of December 31, 2015 and 2014, respectively, of which $2.4 billion and $2.5 billion  were recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re for the respective periods.

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

As of February 18, 2016, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate us were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
The Lincoln National Life Insurance Company ("LNL")	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

Lincoln Life & Annuity Company of New York ("LLANY")	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

First Penn-Pacific Life Insurance Company ("FPP")	A	A+	A1	A-
	(3rd of 16)	(5th of 19)	(5th of 21)	(7th of 21)

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

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2015, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries conducted during this period.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time.  Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.  The National Association of Insurance Commissioners (“NAIC”) has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by virtually all state insurance departments.  Changes in these statutory accounting principles can significantly affect our capital and surplus.  The New York State Department of Financial Services (“NYDFS”) does not recognize the NAIC revisions to Actuarial Guideline 38 (“AG38”) in applying New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY.  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  We began phasing in the increase in reserves over five years beginning in 2013.  As of December 31, 2015, we have increased reserves by $270 million.  We do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.  See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.”

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

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Commissioner to bring an action to rescind a dividend that violates these standards.  In the event the Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.  For information regarding dividends paid to us during 2015 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A.

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

As of December 31, 2015, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves including the issuing of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

See “Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.”

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to regulation under federal and state privacy laws.  These laws require that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure.  While we employ a robust and tested information security program, if federal or state regulators establish further regulations for addressing customer privacy, we may need to amend our policies and adapt our internal procedures.  For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions or breaches in security and a failure of disaster recovery systems could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

Federal Initiatives

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry.  Although much of the initial rulemaking has been completed, the implementation process continues and the marketplace continues to evolve in the changing regulatory environment.

Financial Reform Legislation

Since it was enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has imposed considerable reform in the financial services industry.  The ongoing implementation continues to present challenges and uncertainties for financial market participants.

For instance, the Dodd-Frank Act imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business.  The mandate to clear interest rate swaps requires us to post initial margin in support of these transactions, which was not required when we and our industry peers were permitted to transact these trades in the over-the-counter market.  We also expect increased clearing costs as the marketplace responds to the evolving regulatory environment, including changes to capital requirements imposed on our bank counterparties.

Swap documentation and processing requirements will change in light of recently-finalized rules for margining uncleared swaps, and the ultimate impact on our derivatives use remains unclear.  The exchange of variation margin in over-the counter trades is already part of our standard practice, but the requirement to post initial margin beginning in 2020 will require us to manage our derivatives trading and the attendant liquidity requirements in ways we continue to evaluate.  Although the newly-adopted rules provide some flexibility in the categories of eligible collateral, it is still possible that we may be required to hold more of our assets in cash and other low-yielding investments in order to satisfy margin requirements.  Documentation requirements attendant to the new margining regime are potentially burdensome and costly.  The new regulations may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but will increase our exposure to central clearinghouses and clearing members with which we transact.  Central clearinghouses and regulators alike continue to evaluate the appropriate allocation of risk in the event of the failure of a clearing member or clearinghouse, and the results of these deliberations may change or use of derivatives in ways we cannot yet determine.  The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.  As implementation of the new regulatory framework continues and the marketplace continues to evolve, the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain.

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

Additional provisions of the Dodd-Frank Act include, among other things, the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to certain corporate governance rules.  The SEC has postponed rule making on a number of these provisions through 2015.  In December 2013, the new Federal Insurance Office established under the Dodd-Frank Act issued a wide-ranging report on the state of insurance regulation in the U.S., together with a series of recommendations on ways to monitor and improve the regulatory environment.  The ultimate impact of these recommendations on our business is undeterminable at this time.

Department of Labor Regulation

On April 14, 2015, the Department of Labor (“DOL”) re-proposed a regulation that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  Although the final regulation may differ from the proposal, if finalized as proposed, the investment-related information and support that our advisors and employees could provide to plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law.  This could change the methods that we use to deliver products and services as well as the nature and amount of compensation and fees that we and our advisors may receive for investment related products and services.  It could also materially change the way we distribute and pay compensation on our products that are sold through third party intermediaries.  If any of our advisors were to provide fiduciary investment advice as defined in the new regulation, this regulation could also expose us and our advisors to additional risk of legal liability in connection with that advice.  The final regulation is expected to be issued in the first half of 2016.  We expect that there will be some differences between the proposal and the final regulation, but the exact nature and extent of these differences is unknown at this time.  Therefore, until the final regulation is published, the exact impact on our businesses is uncertain.

Federal Tax Legislation

The tax writing committees in both the House of Representatives and the Senate have spent a significant amount of time over the past several years considering various tax reform plans and proposals.  Most notably, the House Ways and Means Committee, led by former Representative Dave Camp, released a draft of a tax reform proposal in early 2014.  The draft tax reform proposal included several significant changes to insurance company taxation.  While not enacted previously as part of any broad-based reform, many of those provisions may yet be considered as revenue raisers or ‘pay-fors’ for potential stand-alone legislation.  The tax writing committees continue to consider a variety of tax reform options, focusing in the near-term on international tax law changes.  There is also broad support in both Houses of Congress for comprehensive tax reform, and if comprehensive tax reform legislation does move forward, there may be an impact to the life insurance company tax regime.  The likelihood of enactment of any of the proposals, whether as part of a comprehensive tax reform act or as discrete legislative changes, is highly uncertain at this time due to the volatile political environment as well as the uncertainty that always exists with any tax reform initiative in general and in particular in an election year.

On February 9, 2016, the Obama Administration submitted its fiscal year 2017 budget to Congress.  The budget for 2017 follows previous budget proposals from the Obama Administration and included policy and tax recommendations that could have an effect on our Company and our products.  Included among the various proposed policy recommendations are modifications to the dividends-received deduction for life insurance company separate accounts.  If these proposed changes were enacted into law or, if applicable, changed administratively through the tax regulation process, they could have an adverse effect upon the Company’s profitability.  The budget also proposes changes to the tax laws that would affect purchasers of products offered and sold through our various business lines, including such items as expanding the pro-rata interest expense disallowance for COLI, the creation of an auto-enrollment IRA program for small employers and encouraging increased use of qualified plans through tax credits to defray start-up costs.    The 2017 budget proposal also includes an updated version of a financial services surcharge, known as the “Bank Tax,” that includes insurance companies within its reach.  Some of these changes, should they become law, would have the potential to improve the attractiveness of our products to consumers and enhance our sales.  Other provisions could have the opposite effect.  The submission of the Administration’s budget to Congress begins the Congressional Budget process.  Any changes to the tax law will require legislation, which may or may not incorporate provisions found in the budget proposal, to move through both houses of Congress before being signed into law by the President.

Additionally, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market.  According to the Social Security Administration’s 2015 Annual Report, the SSDI program is currently projected to become insolvent by the end of 2016 without federal budget changes.  SSDI benefits are a direct offset to the cost of group disability benefits.  Changes to SSDI eligibility requirements and benefit allowances could potentially increase the cost of group disability benefits.

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

EMPLOYEES

As of December 31, 2015, we had a total of 9,312 employees. In addition, we had a total of 1,223 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products.  Changes in these laws and regulations, or in interpretations thereof, sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.  For example, the NAIC could enact additional regulations related to the reinsurance of variable annuity business through the use of captive insurance arrangements that could limit or even eliminate our ability to reinsure such business in the future.

Although we endeavor to maintain all required licenses and approvals our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2015, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

Federal Regulation

In addition, our broker-dealer and investment advisor subsidiaries as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA.  These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.  The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, advisors, registered representatives, associated persons and employees.  In recent years, there has been increased scrutiny of the insurance industry by these bodies, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents.  These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper.  These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

Department of Labor proposed regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.

On April 14, 2015, the DOL re-proposed a regulation that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code.  Although the final regulation may differ from the proposal, if finalized as proposed, the investment-related information and support that our advisors and employees could provide to plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law.  This could change the methods that we use to deliver products and services, and pay and receive compensation for our investment-related products and services.  The final regulation could impact sales or margins, especially of variable annuities.  In addition, if any of our advisors were to provide fiduciary investment advice as defined in the new regulation, this regulation could also expose us and our advisors to additional risk of legal liability in connection with that advice.    The final regulation is expected to be issued in the first half of 2016.    For additional information regarding the DOL proposed regulation, see “Item 1. Business – Regulatory – Insurance Regulation – Federal Initiatives – Department of Labor Regulation.”

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

XXX requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, AG38 clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and the majority of our newly issued UL insurance products are affected by XXX and AG38. The application of both AG38 and XXX involve numerous interpretations.  If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies.  The NYDFS does not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY.  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  We began phasing in the increase in reserves over five years beginning in 2013.  As of December 31, 2015, we have increased reserves by $270 million.

We have implemented, and plan to continue to implement, reinsurance and capital management transactions to mitigate the capital impact of XXX and AG38, including the use of captive reinsurance subsidiaries. Recently, the NAIC adopted AG48 regulating the terms of these arrangements that are entered into or amended in certain ways after December 31, 2014.  This new guideline imposes restrictions on the types of assets that can be used to support the reinsurance in these kinds of transactions.  We cannot provide assurance that in light of AG48 and/or future rules and regulations that we will be able to continue to efficiently implement transactions or take other actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products.  If we are unable to continue to efficiently implement such solutions for any reason, we may have lower returns on such products sold than we currently anticipate and/or reduce our sales of these products.

Changes in U.S. federal income tax law could increase our tax costs and make the products that we  sell less desirable.

Changes to the Internal Revenue Code, the issuance of administrative rulings or court decisions could increase our effective tax rate, make our products less desirable and lower our net income on both a statutory accounting and GAAP basis.   For example, the House Ways and Means Committee, led by former Representative Dave Camp, previously released a draft of a tax reform act in early 2014 that proposed several significant changes to insurance company taxation.  While those provisions were not enacted, tax reform discussions continue at the Congressional Committee level.  These discussions have a near-term focus on international tax law changes, but there is also broad support in both Houses of Congress for comprehensive tax reform.  If comprehensive tax reform legislation does move forward, there may be an impact to the life insurance company tax regime.

Further the Obama Administration released its fiscal year 2017 budget proposal on February 9, 2016.  The budget includes proposals that, if enacted, would affect the taxation of life insurance companies and certain life insurance products.  If enacted into law, the statutory changes contemplated by the Administration’s revenue proposals could, among other things, change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends-received deduction.  The dividends-received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%.  Our income tax provision for the year ended December 31, 2015, included a tax benefit for the separate account dividends-received deduction benefit of $180 million relating to the 2015 tax year.   In addition, the proposals could affect the treatment of COLI policies by limiting the availability of certain interest deductions for companies that purchase those policies.  If proposals of this type were enacted, our sale of COLI, variable annuities and variable life products could be adversely affected, and our actual tax expense could increase, thereby reducing earnings.

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

The Dodd-Frank Act requires significant rulemaking across numerous agencies within the federal government, some of which has been implemented.  The implementation of newly-adopted rules will continue throughout 2016, as will the rulemaking process.  The ultimate impact of these provisions on our businesses (including product offerings), results of operations, liquidity and capital resources is currently indeterminable.

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

Specifically, the FASB is working on several key projects, including those that could result in significant changes to how we account for and report our insurance contracts, financial instruments and deferred acquisition costs (“DAC”).  Depending on the magnitude of the changes ultimately adopted by the FASB, the proposed changes to GAAP may impose special demands on issuers in the areas of employee training, internal controls, contract fulfillment and disclosure and may affect how we manage our business, as it may affect other business processes such as design of compensation plans, product design, etc.  The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively.  In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented.  In addition, the SEC is considering whether and how to incorporate International Financial Reporting Standards into the U.S. financial reporting system.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Continued unconventional easing from the major central banks, slowing of global growth, continued impact of falling global energy and other commodity prices, and the ability of the U.S. government to proactively address the fiscal imbalance remain key challenges for markets and our business.  These macro-economic conditions may have an adverse effect on us given our credit and equity market exposure.  In the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

Interest rate fluctuations and/or a sustained period of low interest rates could negatively affect our profitability.  Some of our products, principally fixed annuities and UL, including IUL and linked-benefit UL, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts.  Spreads are an important component of our net income.  Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.  In addition, low rates increase the cost of providing variable annuity living benefit guarantees, which could negatively affect our variable annuity profitability.

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease.  As of December 31, 2015, 40% of our annuities business, 93% of our retirement plan services business and 96% of our life insurance business with guaranteed minimum interest or crediting rates are at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business.   Currently, new money rates continue to be at historically low levels. The Federal Reserve Board forecasts point toward short-term rates likely moving towards or slightly above 1% at the end of 2016.  As a result of the low interest environment, we lowered our long-term new money investment yield assumption and recorded an unfavorable unlocking during 2015, which was most pronounced in the Life Insurance segment.  We cannot give assurance that persistent low interest rates will not result in future negative unlockings. For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources. If we had unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2015, we would have recorded favorable unlocking of approximately $145 million, pre-tax, for our Annuities segment, approximately $20 million, pre-tax, for our Retirement Plan Services segment and approximately $15 million, pre-tax, for our Life Insurance segment.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

Certain of our variable annuity products include optional guaranteed benefit riders.  These include GDB, GWB and GIB riders.  Our GWB, GIB and 4LATER® (a form of GIB rider) features have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”).  We calculate the value of the embedded derivative reserve and the benefit reserves based on the specific characteristics of each guaranteed living benefit feature.  The amount of reserves related to GDB for variable annuities is related to the difference between the value of the underlying accounts and the GDB, calculated using a benefit ratio approach.  The GDB reserves take into account the present value of total expected GDB payments, the present value of total expected GDB assessments over the life of the contract, claims paid to date and assessments to date. Reserves for our GIB and certain GWB with lifetime benefits are based on a combination of fair value of the underlying benefit and a benefit ratio approach.   The benefit ratio approach takes into account, among other things, the present value of expected GIB payments, the present value of total expected GIB assessments over the life of the contract, claims paid to date and assessments to date.  The amount of reserves related to those GWB that do not have lifetime benefits is based on the fair value of the underlying benefit.

Both the level of expected payments and expected total assessments used in calculating the benefit reserves are affected by the equity markets.  The liabilities related to fair value are impacted by changes in equity markets, interest rates, volatility, foreign exchange rates and credit spreads.  Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the reserves calculated using fair value.  Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the reserves calculated using fair value.

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

In addition, we remain liable for the guaranteed benefits in the event that derivative or reinsurance counterparties are unable or unwilling to pay, and we are also subject to the risk that the cost of hedging these guaranteed benefits increases, resulting in a reduction to net income.  These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity.

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

We rely on our credit facilities as a potential source of liquidity.  We also use the credit facility as a potential backstop to provide variable annuity statutory reserve credit.  While our variable annuity hedge assets have normally exceeded the statutory reserves, in certain severely stressed market conditions, it is possible that the hedge assets could be less than the statutory reserve.  Our credit facility is available to provide reserve credit to LNL in such a case.  If we were unable to access our facility in such circumstances, it could materially impact LNL’s capital position.    The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight.  The credit facilities contain certain administrative, reporting, legal and financial covenants.  We must comply with covenants under our credit facilities, including a requirement to maintain a specified minimum consolidated net worth.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition. As of December 31, 2015, we had a total of $2.3 billion of goodwill on our Consolidated Balance Sheets.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, mergers and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  Subsequent reviews of goodwill could result in an impairment of goodwill, and such write downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries. For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 10.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2015, we had a deferred tax asset of $1.7 billion.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2015, we ceded $287.4 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2015, we had $5.6 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $2.4 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $2.6 billion as of December 31, 2015.  Furthermore, $634 million of the Swiss Re treaties are funds withheld structures where we have a right of offset on assets backing the reinsurance receivables.

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

Our information systems may experience interruptions or breaches in security and a failure of disaster recovery systems could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.

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

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers.  The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.

Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties that provide operational or information technology services to us to confirm compliance with our information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses.

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

As of December  31, 2015, we had approximately $1.2 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2015, we held statutory reserves of $6.2 billion.  These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves.  Under the LNL reinsurance arrangement, we held approximately $3.6 billion of statutory reserves.  LNL must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves.  Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.8 billion of statutory reserves as of December 31, 2015.  LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other LLANY arrangements, by which we established $790 million of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. As of December 31, 2015, LNL’s and LLANY’s RBC ratios exceeded the required ratio.  See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 25% of the carrying value of our total cash and invested assets as of December 31, 2015.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2015, LNC and our subsidiaries owned or leased approximately 2.7  million square feet of office and other space.  We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania which includes space for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment.  We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, and 0.2 million square feet of office space in Atlanta, Georgia, primarily for our Group Protection segment.  An additional 0.3 million square feet of office space is owned or leased in other U.S. cities for branch offices.  As provided in Note 13, the rental expense on operating leases for office space and equipment was $42 million for 2015.  This discussion regarding properties does not include information on investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 18, 2016, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	66	President, Chief Executive Officer and Director (since July 2007). President, Chief Operating Officer and Director (April 2006 - July 2007).

Lisa M. Buckingham	50	Executive Vice President, Chief Human Resources Officer (since March 2011). Senior Vice President, Chief Human Resources Officer (December 2008 - March 2011).

Ellen Cooper	51	Executive Vice President and Chief Investment Officer (since August 2012). Managing Director, Goldman Sachs Asset Management, an asset management firm (July 2008 - August 2012).

Randal J. Freitag	53

Executive Vice President and Chief Financial Officer (since January 2011).  Senior Vice President, Chief Risk Officer (2007 - December 2010).  Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).

Wilford H. Fuller	45

President, Annuity Solutions (since March 2015) President, Lincoln Financial Network(2) (since October 2012).  Executive Vice President (since March 2011).  President and CEO, Lincoln Financial Distributors(2) (since February 2009).

Kirkland L. Hicks	44

Executive Vice President and General Counsel (since December 2015), Vice President, General Counsel and Secretary, Towers Watson (November 2012 – November 2015), Chair, Diversity and Inclusion Counsel for the Americas, Towers Watson (July 2011 – October 2012), Managing Counsel-Commercial, Americas, Towers Watson (January 2010 – November 2012).

Mark E. Konen	56	President, Insurance and Retirement Solutions (since July 2008 and February 2009, respectively). Executive Vice President (Since March 2011). President, Individual Markets (April 2006 - July 2008).

Kenneth S. Solon	55

Executive Vice President, Chief Information Officer and Head of Administrative Services (since January 2016), Senior Vice President, Head of Technology (March 2015 – December 2015), Senior Vice President, Head of Shared Services and Technology (January 2010 – March 2015).

(1)Age shown is based on the officer’s age as of February 18, 2016.

(2)Denotes an affiliate of LNC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC.  As of February 18, 2016, the number of shareholders of record of our common stock was 7,897.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data,” as well as in “Part I – Item 1. Business – Regulatory – Insurance Regulation – Restrictions on Subsidiaries’ Dividends and Other Payments.”  The following presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2015
High	$60.84	$62.08	$61.20	$57.54
Low	49.83	55.75	45.77	45.56
Dividend declared	0.20	0.20	0.20	0.25

2014
High	$53.26	$53.09	$56.52	$59.17
Low	45.71	45.61	50.08	45.25
Dividend declared	0.16	0.16	0.16	0.20

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2015 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
10/1/15 – 10/31/15	-	$-	-	$768

11/1/15 – 11/30/15	2,090,631	55.04	2,090,631	653

12/1/15 – 12/31/15	1,617,649	52.55	1,617,649	568

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended December 31, 2015, there were 3,708,280 shares purchased as part of publicly announced plans or programs.

(2)

On May 21, 2015, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of December 31, 2015, our remaining security repurchase authorization was $568 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Total revenues	$13,572	$13,554	$11,969	$11,535	$10,641
Income (loss) from continuing operations	1,154	1,514	1,244	1,286	229
Net income (loss)	1,154	1,515	1,244	1,313	221
Per share data: (1)(2)
Income (loss) from continuing
operations – basic	4.60	5.81	4.68	4.58	0.75
Income (loss) from continuing
operations – diluted	4.51	5.67	4.52	4.47	0.72
Net income (loss) – basic	4.60	5.81	4.68	4.68	0.72
Net income (loss) – diluted	4.51	5.67	4.52	4.56	0.69
Common stock dividends	0.850	0.680	0.520	0.360	0.230

	As of December 31,
	2015	2014	2013	2012	2011
Assets	$251,937	$253,377	$236,945	$218,869	$201,491
Long-term debt:
Principal	5,307	5,023	5,273	5,173	5,088
Unamortized premiums (discounts) and fair value
hedge on interest rate swap agreements	275	247	47	266	303
Stockholders’ equity	13,617	15,740	13,452	14,973	13,101
Per common share data: (1)
Stockholders’ equity, including
accumulated other comprehensive
income (loss) (3)	55.84	61.35	51.17	55.14	44.94
Stockholders’ equity, excluding
accumulated other comprehensive
income (loss) (3)	52.38	49.29	45.23	41.11	35.75
Market value of common stock	50.26	57.67	51.62	25.90	19.42

(1)

Per share amounts were affected by the retirement of 16.0 million, 12.5 million, 12.0 million, 20.5 million and 24.7 million shares of common stock during the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)

To arrive at diluted earnings per share, if the effect of equity classification would result in a more dilutive earnings per share, we adjust the numerator used in the calculation of our diluted earnings per share to remove the mark-to-market adjustment for deferred units of LNC stock in our deferred compensation plans, which amounted to $4 million, $(4) million and $5 million for the years ending December 31, 2015, 2014 and 2011, respectively.

(3)	Per share amounts are calculated under the assumption that our prior Series A preferred stock has been converted to common stock. The Series A preferred stock has been redeemed.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2015, compared with December 31, 2014, and the results of operations in 2015 and 2014, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

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

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments.  Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 21.  Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.

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

•	Changes in GAAP, including convergence with International Financial Reporting Standards, that may result in unanticipated changes to our net income;
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

Financial and Economic Environment

The level of long-term interest rates and the shape of the yield curve can have a negative effect on the demand for and the profitability of spread-based products such as fixed annuities and UL.  Low long-term rates can also increase the cost of providing variable annuity living benefit guarantees.  A flat or inverted yield curve and low long-term interest rates are affecting new money rates on corporate bonds.    Equity market performance can also affect the profitability of life insurers, as product demand and fee income from variable annuities and fee income from pension products tied to separate account balances often reflect equity market performance.  Insurance premium growth, with respect to group life and disability products, for example, is closely tied to employers’ total payroll growth.  Additionally, the potential market for these products is expanded by new business creation.

Although improvements in certain market conditions occurred during 2015,  concerns about global growth and rising concerns around credit markets are weighing on continued economic recovery and financial stability.

The Federal Reserve’s forecast for 2016, as reported in December of 2015, indicated that economic activity will continue to expand at a moderate pace, labor market indicators will continue to strengthen, and inflation will remain below its target of 2%.  Additionally, the Federal Reserve increased the Federal Funds Target Rate by 25 basis points in December 2015 for the first time in almost 10 years and indicated that any future rate increases would be gradual and data dependent.

Regulatory Environment

U.S.-domiciled insurance entities are regulated at the state level, while certain products and services are also subject to federal regulation. Regulators may refine capital requirements and introduce new reserving standards for the life insurance industry.  Regulations recently adopted or currently under review can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry.  Recently, there has been significant focus on the DOL’s proposed regulation defining fiduciary, which has the potential of requiring us to change the way we deliver products and services and could impact the sales or margins of some of our products, especially variable annuities.  We believe that, if necessary, Lincoln can pivot to other products that are not adversely affected by the proposed DOL rule, and if there is a sales disruption, can reallocate capital to share buybacks to blunt the effect on earnings per share.  The final rule from the DOL is expected to be issued in the first half of 2016.  See “Part I – Item 1. Business – Regulatory” for a discussion of the potential effects of regulatory changes on our industry.

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

Competitive Environment

See the “Competition” sections for each of our segments in “Part 1 – Business – Business Segments and Other Operations” for discussion of the competitive environment in which we operate.

Significant Operational Matters

Improvement of Return on Equity

One of our highest priorities continues to be increasing our return on equity (“ROE”) and targeted earnings per share growth of 8-10%.  Drivers of growing ROE include:

•	Sales growth in products that are priced to generate higher returns than our in-force business;
•	Successful run-off and re-pricing, where possible, of lower returning in-force business;
•	Capital generation and active capital deployment, consisting of returning capital to common stockholders; and
•	Continued expense discipline, driving improvement in operating margins.

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

	For the Years Ended December 31,
	2015	2014	2013
Investment spread (1)	32.1%	33.6%	37.8%
Mortality/morbidity (2)	16.9%	22.8%	24.9%
Fees on AUM (3)	45.3%	36.5%	31.9%
VA riders (4)	5.7%	7.1%	5.4%
Total	100.0%	100.0%	100.0%

(1)

Investment spread earnings consist primarily of net investment income, net of interest credited, earned on the underlying general account investments supporting our fixed products less related expenses.

(2)

Mortality/morbidity earnings result from mortality margins, morbidity margins, and certain expense assessments and related fees that are a function of the rates priced into the product and level of business in force.

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

See Note 21 for additional information on income (loss) from operations by segment.

Interest Rate Risk

Because the profitability of our business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability.  Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital.  Thus, low interest rates negatively impact margins while rapidly rising interest rates can result in increased surrenders.  Gradually rising interest rates are likely to be beneficial to our profitability.  Some of our products, principally our fixed annuities and UL, including IUL and linked-benefit UL, have interest rate guarantees that expose us to the risk that changes in interest rates or prolonged low interest rates will reduce our spread, or the difference between the interest that we are required to credit to contracts and the yields that we are able to earn on our general account investments supporting our obligations under the contracts.

As part of our third quarter 2015 annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products, we lowered our long-term new money investment yield assumption to reflect the current new money rates and lower anticipated future interest rates.  For more information on our annual comprehensive review, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” below.

Although we have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment, declines in our spread, or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products, could have an adverse effect on some of our businesses or results of operations.  We have provided disclosures around interest rate spreads and interest rate risk in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Variable Annuity Hedge Program Performance

We offer variable annuity products with living benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Derivatives – GLB,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the guaranteed living benefit (“GLB”) embedded derivatives and benefit ratio unlocking in certain of our variable annuity products.  The income statement effect due to the change in fair value of these instruments tends to move in the opposite direction of the change in embedded derivative reserves and benefit ratio unlocking.  We also use derivative instruments to hedge the income statement effect in the opposite direction of the GLB benefit ratio unlocking for movements in equity markets.  These results are excluded from the Annuities and Retirement Plan Services segments’ operating revenues and income (loss) from operations.  See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below for information on our methodology for calculating the non-performance risk (“NPR”), which affects the discount rate used in the calculation of the GLB embedded derivative reserves.

We also offer variable annuity products with death benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – GDB,” we use derivative instruments to hedge the income statement effect of the guaranteed death benefit (“GDB”) benefit ratio unlocking for movements in equity markets.  These results are excluded from income (loss) from operations.

The costs of derivative instruments that we use to hedge these variable annuity products may increase as a result of the low interest rate environment.

Earnings from Account Values

The Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  Account values increased $1.6 billion during 2015 driven primarily by positive net flows and an increase in equity markets.

Strategic Investments

We continue to make strategic investments in our businesses to grow revenues, further spur productivity and improve our efficiency and service to our customers.  These efforts include investments in technology and system upgrades and infrastructure efficiencies.

Issues and Outlook

Going into 2016, significant issues include:

•

Ongoing actions by government and regulatory authorities to introduce regulations or change existing regulations or guidance in a manner that could have a significant effect on our capital, earnings and/or business models;

•	A low interest rate environment in comparison to historical periods;
•	Continued volatility in the capital markets; and
•	Adverse credit market conditions (e.g. energy and other commodities).

In the face of these issues and potential issues, we expect to focus on the following:

•	Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;
•	Utilizing our distribution resources to help us respond to potential regulatory changes and to shift our new business mix to focus on products in line with our long-term growth strategies;
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

In addition, the following indirect costs are considered non-deferrable acquisition costs and must be charged to expense in the period incurred:

•	Administrative costs;
•	Rent;
•	Depreciation;
•	Occupancy costs;
•	Equipment costs (including data processing equipment dedicated to acquiring insurance contracts);
•	Trail commissions; and
•	Other general overhead.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2015, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$3,689	$249	$6,418	$240	$10,596
Unrealized (gain) loss	(131)	(33)	(922)	-	(1,086)
Carrying value	$3,558	$216	$5,496	$240	$9,510

DSI
Gross	$249	$4	$16	$-	$269
Unrealized (gain) loss	(13)	-	-	-	(13)
Carrying value	$236	$4	$16	$-	$256

DFEL
Gross	$273	$-	$2,109	$-	$2,382
Unrealized (gain) loss	-	-	(430)	-	(430)
Carrying value	$273	$-	$1,679	$-	$1,952

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

For illustrative purposes, the following generally presents the hypothetical effects to net income (loss) attributable to changes in assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
Effect to
Change in Assumption	Net Income (Loss)	Description of Expected Effect
Higher equity markets	Favorable	Increase to fee income and decrease to changes in reserves.

Lower equity markets	Unfavorable	Decrease to fee income and increase to changes in reserves.

Higher investment margins	Favorable	Increase to interest rate spread on our fixed product line, including fixed portion of variable.

Lower investment margins	Unfavorable	Decrease to interest rate spread on our fixed product line, including fixed portion of variable.

Higher lapses	Unfavorable	Decrease to fee income, partially offset by decrease to benefits due to shorter contract life.

Lower lapses	Favorable	Increase to fee income, partially offset by increase to benefits due to longer contract life.

Higher death claims	Unfavorable	Decrease to fee income and increase to changes in reserves due to shorter contract life.

Lower death claims	Favorable	Increase to fee income and decrease to changes in reserves due to longer contract life.

Details underlying the effect to income (loss) from continuing operations from unlocking (in millions) were as follows:

	For the Years Ended December 31,				Change Over Prior Year
	2015	2014	2013		2015	2014
Income (loss) from operations:
Annuities	$4	$15		$(1)	-73%	NM
Retirement Plan Services	2	1		(4)	100%	125%
Life Insurance	(117)	(16)		17	NM	NM
Excluded realized gain (loss)	33	38	29	29	-13%	31%
Income (loss) from continuing
operations	$(78)	$38		$41	NM	-7%

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 2% followed by growth going forward of 7% to 8.5% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of December 31, 2015, we would have recorded a favorable unlocking of approximately $145 million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $15 million, pre-tax, for Life Insurance.  The significant decline in these amounts during 2015 was primarily attributable to a decline in capital markets.

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

The following summarizes our AFS and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2015:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$836	$72,113	$-	$72,949
Priced by independent broker quotations	-	-	2,135	2,135
Priced by matrices	-	12,723	-	12,723
Priced by other methods (1)	-	-	1,462	1,462
Total	$836	$84,836	$3,597	$89,269

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our AFS fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2015 and 2014, see Notes 1 and 20.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active.  Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread.  As of December 31, 2015, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of December 31, 2015, we used broker quotes for 83 securities as our final price source, representing approximately 1% of total securities owned.

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

Changes in the fair value of these embedded derivatives result primarily from changes in market conditions.  For more information, see Notes 1 and 20.

GLB

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market-implied volatilities associated with the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature and our i4LIFE® Advantage and 4LATER® Advantage guaranteed income benefit (“GIB”) features that are available in our variable annuity products.  We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER®, Lincoln Lifetime IncomeSM Advantage and Market SelectSM Advantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits.

Changes in the value of the hedge contracts hedge the income statement effect of changes in GLB embedded derivative reserves and benefit reserves.  This dynamic hedging strategy utilizes options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the GLB embedded derivative reserves and GLB benefit reserves caused by changes in equity markets, as well as the change in GLB embedded derivative reserves caused by changes in interest rates and implied volatilities.  See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below for information on how we determine our NPR.

As part of our current hedging program, equity market, interest rate and market-implied volatility conditions are monitored on a daily basis.  We rebalance our hedge positions based upon changes in these factors as needed.  While we actively manage our hedge positions, these positions may not completely offset changes in the fair value of embedded derivative reserves and benefit reserves caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market-implied volatilities, realized market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Within our individual annuity business, approximately 67% of our variable annuity account values contained GLB features as of December 31, 2015.  Declines in the equity markets increase our exposure to potential benefits with the GLB features.  Assuming a contract with a GLB feature is “in the money,” a decline in the equity markets would increase our existing liability.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of December 31, 2015 and 2014, 10% and 3%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2015 and 2014, was $603 million and $279 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $603 million, net of reinsurance.  Our fair value estimates of the GLB embedded derivatives, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GLB embedded derivatives are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 49 million scenarios.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market-consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

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

These estimates are based upon the recorded reserves as of December 31, 2015, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(124)	$(38)	$(13)	$1

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(13)	$(3)	$(4)	$(14)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$2	$-	$1	$2

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Effect to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(18)
Scenario 2	-10%	-25.0 bps	+2%	(57)
Scenario 3	-20%	-50.0 bps	+4%	(200)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of December 31, 2015, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

For the purposes of the evaluation of the carrying value of goodwill, our reporting units (Annuities, Retirement Plan Services, Life Insurance and Group Protection) correspond with our reporting segments.

The fair values of our reporting units are comprised of the value of in-force (i.e., existing) business and the value of new business.  New business is also a fair value input that impacts the calculation of the implied fair value of goodwill.  Specifically, new business is representative of cash flows and profitability associated with policies or contracts we expect to issue in the future, reflecting our forecasts of future sales volume and product mix over a 10-year period.  Factors that could affect production levels and profitability of new business include mix of new business, pricing changes, customer acceptance of our products and distribution strength.

To determine the values of in-force and new business, we use a discounted cash flows technique that applies a discount rate reflecting the market expected, weighted-average rate of return adjusted for the risk factors associated with operations to the projected future cash flows for each reporting unit.  Current low interest rates have applied downward pressure to the interest rate inputs used in the discount rate calculation.  Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in-force business more significantly than the valuation of new business, as new business pricing assumptions reflect the current and anticipated future interest rate environment.  As a result, the effect of interest rate movements on the value of new business is primarily related to the discount rate.

Refer to Note 10 of our consolidated financial statements for goodwill and specifically identifiable intangible assets by segment.  All of the discussion that follows represents our analysis as of October 1, 2015.

Step 1 Results

We performed a Step 1 analysis on all of our reporting units.  Our Annuities, Retirement Plan Services and Group Protection reporting units passed the Step 1 analysis.  Given the Step 1 results, we also performed a Step 2 analysis for Life Insurance.

For Annuities, Retirement Plan Services and Group Protection, we updated our estimates of discount rates based upon current market observable inputs.  We used discount rates ranging from 9% to 12% for Annuities, 8.75% to 9.75% for Retirement Plan Services and 8% to 9% for Group Protection.

Based upon our Step 1 analysis for Annuities, Retirement Plan Services and Group Protection, our estimated implied fair value was well in excess of each reporting unit’s carrying value of net assets, including goodwill.

Step 2 Results and Information for our Life Insurance Reporting Unit

In our Step 2 analysis of Life Insurance, we estimated the implied fair value of goodwill using the following key assumptions:

•	New business for 10 years;
•	Expense synergies assumption that would be expected to be realized in a market-participant transaction similar to prior market observable transactions and our prior experience; and
•	Interest rates used to discount new business cash flows ranging from 7.5% to 9.5%.

Based upon our Step 2 analysis for Life Insurance, we determined that there was no impairment.

Outlook

Factors that can influence the value of goodwill include the capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows.  For example, unfavorable changes to assumptions as compared to our October 1, 2015, analysis or factors that could result in impairment include, but are not limited to, the following:

•	Lower expectations for future sales levels or future sales profitability;
•	Higher discount rates on new business assumptions;
•	Weakened expectations for the ability to execute future reserve financing transactions for life insurance business over the long-term or expectations for significant increases in the associated costs;
•

Legislative, regulatory or tax changes that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements or changes to risk-based capital (“RBC”) requirements; and

•

Valuations of significant mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting units.

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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Net Income (Loss)
Income (loss) from operations:
Annuities	$997	$925	$750	8%	23%
Retirement Plan Services	139	160	141	-13%	13%
Life Insurance	370	612	544	-40%	13%
Group Protection	43	23	71	87%	-68%
Other Operations	(154)	(109)	(122)	-41%	11%
Excluded realized gain (loss), after-tax	(214)	(106)	(178)	NM	40%
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	2	2	2	0%	0%
Benefit ratio unlocking, after-tax	(29)	7	36	NM	-81%
Income (loss) from continuing operations, after-tax	1,154	1,514	1,244	-24%	22%
Income (loss) from discontinued operations, after-tax	-	1	-	-100%	NM
Net income (loss)	$1,154	$1,515	$1,244	-24%	22%

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Deposits
Annuities	$12,693	$13,779	$14,772	-8%	-7%
Retirement Plan Services	7,545	7,515	6,786	0%	11%
Life Insurance	5,597	5,332	5,168	5%	3%
Total deposits	$25,835	$26,626	$26,726	-3%	0%

Net Flows
Annuities	$1,564	$2,645	$5,012	-41%	-47%
Retirement Plan Services	452	(881)	792	151%	NM
Life Insurance	4,005	3,777	3,710	6%	2%
Total net flows	$6,021	$5,541	$9,514	9%	-42%

	As of December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Account Values
Annuities	$121,596	$122,041	$115,090	0%	6%
Retirement Plan Services	54,100	53,539	51,618	1%	4%
Life Insurance	43,669	42,213	40,113	3%	5%
Total account values	$219,365	$217,793	$206,821	1%	5%

Comparison of 2015 to 2014

Net income decreased due primarily to the following:

•	The effect of unlocking primarily in the Life Insurance segment.
•	Higher benefits due to unfavorable mortality during the first half of 2015 and growth of business in force in our Life Insurance segment.

•	Realized losses during 2015 due primarily to the impact of volatile capital markets on our hedge program.
•	The recapture of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer during 2014.
•	Higher legal expenses in 2015.
•	Less favorable investment income on alternative investments and lower prepayment and bond make-whole premiums.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in average account values and business in force.
•	Realized loss in 2014 related to the sale of Lincoln Financial Media Company (“LFM”).
•	More favorable total non-medical loss ratio experience in our Group Protection segment.

Comparison of 2014 to 2013

Net income increased due primarily to the following:

•	Growth in account values and business in force.
•	Lower losses on variable annuity net derivatives results during 2014.
•	The recapture of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer.
•	More favorable investment income on alternative investments.

The increase in net income was partially offset primarily by the following:

•

An increase in long-term disability incidence along with a decline in long-term disability recoveries in our Group Protection segment and higher death claims attributable to growth of business in force in our Life Insurance segment.

•	Realized loss in 2014 related to the sale of LFM.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Operating Revenues
Insurance premiums (1)	$418	$174	$116	140%	50%
Fee income	2,077	1,960	1,631	6%	20%
Net investment income	1,004	1,033	1,044	-3%	-1%
Operating realized gain (loss) (2)	176	161	135	9%	19%
Other revenues (3)	445	418	395	6%	6%
Total operating revenues	4,120	3,746	3,321	10%	13%
Operating Expenses
Interest credited	551	610	624	-10%	-2%
Benefits	652	359	274	82%	31%
Commissions and other expenses	1,659	1,614	1,496	3%	8%
Total operating expenses	2,862	2,583	2,394	11%	8%
Income (loss) from operations before taxes	1,258	1,163	927	8%	25%
Federal income tax expense (benefit)	262	238	177	10%	34%
Income (loss) from operations	$996	$925	$750	8%	23%

(1)	Includes primarily our income annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of 2015 to 2014

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily variable account values as a result of higher average equity markets and positive net flows.

The increase in income from operations was partially offset primarily by the following:

•

Higher commissions and other expenses due to higher average account values, resulting in higher trail commissions.  This increase was partially offset by higher average equity markets and favorable policyholder behavior experience relative to model assumptions, resulting in a lower amortization rate.

•	Higher benefits attributable to the effect of unlocking and an increase in the growth in benefit reserves driven primarily by equity market performance.

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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.    Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. In 2015, 28% of our variable annuity deposits were on products without GLB riders, compared to 23% and 13% in 2014 and 2013, respectively.  In October 2015, our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), amended and restated its reinsurance treaty covering new sales of its variable annuity GLB product.  The treaty provides an additional $2 billion of reinsurance capacity through December 31, 2016.  LNL will retain 100% of the product cash flows, excluding the living benefit guarantee.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for 2015, 2014 and 2013, respectively.

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

For information about the potential impact of regulatory risk including the DOL proposed fiduciary advice regulation, see “Part I – Item 1A. Risk Factors – Department of Labor proposed regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Fee Income
Mortality, expense and other assessments	$2,055	$1,937	$1,614	6%	20%
Surrender charges	29	28	23	4%	22%
DFEL:
Deferrals	(38)	(34)	(27)	-12%	-26%
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	28	31	22	-10%	41%
Unlocking	3	(2)	(1)	250%	-100%
Total fee income	$2,077	$1,960	$1,631	6%	20%

	As of or For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Variable Account Value Information
Variable annuity deposits (1)	$7,804	$9,775	$10,060	-20%	-3%
Increases (decreases) in variable annuity account values:
Net flows (1)	(1,089)	755	2,386	NM	-68%
Change in market value (1)	(2,698)	3,449	12,524	NM	-72%
Transfers to the variable portion of variable annuity
products from the fixed portion of variable annuity
products	2,867	2,796	3,402	3%	-18%
Variable annuity account values (1)	99,908	100,823	93,822	-1%	7%
Average daily variable annuity account values (1)	102,275	97,694	84,199	5%	16%
Average daily S&P 500	2,061	1,931	1,644	7%	17%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$829	$852	$885	-3%	-4%
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	30	32	35	-6%	-9%
Surplus investments (2)	145	149	124	-3%	20%
Total net investment income	$1,004	$1,033	$1,044	-3%	-1%

Interest Credited
Amount provided to contract holders	$543	$581	$597	-7%	-3%
DSI deferrals	(21)	(6)	(9)	NM	33%
Interest credited before DSI amortization	522	575	588	-9%	-2%
DSI amortization:
Amortization, excluding unlocking	31	37	42	-16%	-12%
Unlocking	(2)	(2)	(6)	0%	67%
Total interest credited	$551	$610	$624	-10%	-2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2015	2014	2013	2015	2014
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.18%	4.44%	4.64%	(26)	(20)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.15%	0.17%	0.18%	(2)	(1)
Net investment income yield on reserves	4.33%	4.61%	4.82%	(28)	(21)
Interest rate credited to contract holders	2.57%	2.79%	2.85%	(22)	(6)
Interest rate spread	1.76%	1.82%	1.97%	(6)	(15)

	As of or For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Fixed Account Value Information
Fixed annuity deposits (1)	$4,889	$4,004	$4,712	22%	-15%
Increases (decreases) in fixed annuity account values:
Net flows (1)	2,653	1,890	2,626	40%	-28%
Transfers from the fixed portion of variable annuity
products to the variable portion of variable annuity
products	(2,867)	(2,796)	(3,402)	-3%	18%
Reinvested interest credited (1)	603	782	953	-23%	-18%
Fixed annuity account values (1)	21,688	21,218	21,268	2%	0%
Average fixed account values (1)	21,295	21,294	21,231	0%	0%
Average invested assets on reserves	19,865	19,198	19,126	3%	0%

(1)	Includes the fixed portion of variable.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Benefits
Net death and other benefits, excluding unlocking	$614	$345	$263	78%	31%
Unlocking	38	14	11	171%	27%
Total benefits	$652	$359	$274	82%	31%

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking on benefit reserves associated with our GDB riders.    For a corresponding offset of changes in benefit reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Commissions and Other Expenses
Commissions:
Deferrable	$548	$606	$653	-10%	-7%
Non-deferrable	486	451	368	8%	23%
General and administrative expenses	430	432	424	0%	2%
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	5	2	2	150%	0%
Taxes, licenses and fees	33	34	31	-3%	10%
Total expenses incurred, excluding broker-dealer	1,502	1,525	1,478	-2%	3%
DAC deferrals	(617)	(681)	(752)	9%	9%
Total pre-broker-dealer expenses incurred, excluding
amortization, net of interest	885	844	726	5%	16%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	382	398	388	-4%	3%
Unlocking	(40)	(36)	(5)	-11%	NM
Broker-dealer expenses incurred	432	408	387	6%	5%
Total commissions and other expenses	$1,659	$1,614	$1,496	3%	8%

DAC Deferrals
As a percentage of sales/deposits	4.9%	4.9%	5.1%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Operating Revenues
Fee income	$243	$246	$232	-1%	6%
Net investment income	846	831	827	2%	0%
Other revenues (1)	12	13	12	-8%	8%
Total operating revenues	1,101	1,090	1,071	1%	2%
Operating Expenses
Interest credited	496	473	469	5%	1%
Benefits	1	1	1	0%	0%
Commissions and other expenses	415	405	411	2%	-1%
Total operating expenses	912	879	881	4%	0%
Income (loss) from operations before taxes	189	211	190	-10%	11%
Federal income tax expense (benefit)	49	51	49	-4%	4%
Income (loss) from operations	$140	$160	$141	-13%	13%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of 2015 to 2014

Income from operations for this segment decreased due primarily to the following:

•

Higher commissions and other expenses due to higher incentive compensation as a result of production performance, higher average account values driving higher trail commissions, and continued investments in technology and distribution expansion efforts.

•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, lower prepayment and bond make-whole premiums, and less favorable investment income on alternative investments within our surplus portfolio.

Comparison of 2014 to 2013

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily account values.
•	Lower commissions and other expenses due to the effect of unlocking.

The increase in income from operations was partially offset by spread compression due to average new money rates trailing our current portfolio yields.

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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

We expect to continue making strategic investments at the same levels as 2015 towards the customer experience and our web offerings.

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for the business was 13%, 16% and 13% for 2015, 2014 and 2013.  The 2014 lapse rate  was negatively impacted by a large case termination in the mid to large market during the fourth quarter of 2014.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are also our highest margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 30%, 32% and 33% for 2015, 2014 and 2013, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis.  Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

For information about regulatory risk including the potential impact of the DOL proposed fiduciary advice regulation, see “Part I – Item 1A. Risk Factors – Department of Labor proposed regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Fee Income
Annuity expense assessments	$184	$193	$186	-5%	4%
Mutual fund fees	55	52	44	6%	18%
Total expense assessments	239	245	230	-2%	7%
Surrender charges	4	1	2	300%	-50%
Total fee income	$243	$246	$232	-1%	6%

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-year	$8,574	$8,203	$7,001	5%	17%
Gross deposits	2,132	1,812	1,683	18%	8%
Withdrawals and deaths	(1,871)	(1,779)	(1,587)	-5%	-12%
Net flows	261	33	96	NM	-66%
Transfers between fixed and variable accounts	(21)	9	(5)	NM	280%
Change in market value and reinvestment	(161)	329	1,111	NM	-70%
Balance as of end-of-year	$8,653	$8,574	$8,203	1%	5%

Mid – Large Market:
Balance as of beginning-of-year	$28,067	$26,468	$21,050	6%	26%
Gross deposits	4,872	5,110	4,476	-5%	14%
Withdrawals and deaths	(3,755)	(5,078)	(2,840)	26%	-79%
Net flows	1,117	32	1,636	NM	-98%
Transfers between fixed and variable accounts	34	(4)	5	NM	NM
Change in market value and reinvestment	61	1,571	3,777	-96%	-58%
Balance as of end-of-year	$29,279	$28,067	$26,468	4%	6%

Multi-Fund® and Other:
Balance as of beginning-of-year	$16,898	$16,947	$15,880	0%	7%
Gross deposits	541	593	627	-9%	-5%
Withdrawals and deaths	(1,467)	(1,539)	(1,567)	5%	2%
Net flows	(926)	(946)	(940)	2%	-1%
Change in market value and reinvestment	196	897	2,007	-78%	-55%
Balance as of end-of-year	$16,168	$16,898	$16,947	-4%	0%

Total:
Balance as of beginning-of-year	$53,539	$51,618	$43,931	4%	17%
Gross deposits	7,545	7,515	6,786	0%	11%
Withdrawals and deaths	(7,093)	(8,396)	(5,994)	16%	-40%
Net flows	452	(881)	792	151%	NM
Transfers between fixed and variable accounts	13	5	-	160%	NM
Change in market value and reinvestment	96	2,797	6,895	-97%	-59%
Balance as of end-of-year	$54,100	$53,539	$51,618	1%	4%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Years Ended
	December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Variable Account Value Information
Variable annuity deposits (1)	$1,446	$1,354	$1,409	7%	-4%
Increases (decreases) in variable annuity account values:
Net flows (1)	(644)	(707)	(636)	9%	-11%
Change in market value (1)	(272)	864	2,747	NM	-69%
Transfers from the variable portion of variable
annuity products to the fixed portion of variable
annuity products	(267)	(191)	(266)	-40%	28%
Variable annuity account values (1)	14,094	15,277	15,310	-8%	0%
Average daily variable annuity account values (1)	14,861	15,259	14,423	-3%	6%
Average daily S&P 500	2,061	1,931	1,644	7%	17%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$761	$736	$737	3%	0%
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	21	28	27	-25%	4%
Surplus investments (2)	64	67	63	-4%	6%
Total net investment income	$846	$831	$827	2%	0%

Interest Credited	$496	$473	$469	5%	1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2015	2014	2013	2015	2014
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.65%	4.78%	4.96%	(13)	(18)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.13%	0.18%	0.18%	(5)	-
Net investment income yield on reserves	4.78%	4.96%	5.14%	(18)	(18)
Interest rate credited to contract holders	3.02%	3.04%	3.11%	(2)	(7)
Interest rate spread	1.76%	1.92%	2.03%	(16)	(11)

	As of or For the Years Ended
	December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Fixed Account Value Information
Fixed annuity deposits (1)	$1,858	$2,623	$1,762	-29%	49%
Increases (decreases) in fixed annuity account values:
Net flows (1)	(529)	151	(274)	NM	155%
Transfers to the fixed portion of variable annuity
products from the variable portion of variable
annuity products	267	191	266	40%	-28%
Reinvested interest credited (1)	496	474	470	5%	1%
Fixed annuity account values (1)	16,589	16,229	15,316	2%	6%
Average fixed account values (1)	16,446	15,555	15,041	6%	3%
Average invested assets on reserves	16,370	15,381	14,853	6%	4%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Commissions and Other Expenses
Commissions:
Deferrable	$15	$14	$15	7%	-7%
Non-deferrable	62	58	57	7%	2%
General and administrative expenses	319	309	305	3%	1%
Taxes, licenses and fees	18	17	18	6%	-6%
Total expenses incurred	414	398	395	4%	1%
DAC deferrals	(29)	(30)	(32)	3%	6%
Total expenses recognized before amortization	385	368	363	5%	1%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	34	38	41	-11%	-7%
Unlocking	(4)	(1)	7	NM	NM
Total commissions and other expenses	$415	$405	$411	2%	-1%

DAC Deferrals
As a percentage of annuity sales/deposits	0.9%	0.8%	1.0%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Operating Revenues
Insurance premiums (1)	$649	$558	$486	16%	15%
Fee income	2,724	2,466	2,203	10%	12%
Net investment income	2,541	2,529	2,452	0%	3%
Operating realized gain (loss) (2)	2	3	3	-33%	0%
Other revenues	32	447	26	-93%	NM
Total operating revenues	5,948	6,003	5,170	-1%	16%
Operating Expenses
Interest credited	1,377	1,349	1,305	2%	3%
Benefits	2,561	2,435	1,978	5%	23%
Commissions and other expenses	1,481	1,312	1,075	13%	22%
Total operating expenses	5,419	5,096	4,358	6%	17%
Income (loss) from operations before taxes	529	907	812	-42%	12%
Federal income tax expense (benefit)	159	295	268	-46%	10%
Income (loss) from operations	$370	$612	$544	-40%	13%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of 2015 to 2014

Income from operations for this segment decreased due primarily to the following:

•

Higher other revenues in 2014 due to the recapture of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer.

•	Higher commissions and other expenses due to the effect of unlocking, partially offset by a reduction in DAC due to the reinsurance recapture during 2014.
•

Higher benefits due to unfavorable mortality during the first half of 2015 and growth in business in force, partially offset by an increase in reserves during 2014 related to the reinsurance recapture and the effect of unlocking.

•	Lower net investment income, net of interest credited, driven by lower bond make-whole premiums and less favorable investment income on alternative investments.

The decrease in income from operations was partially offset by higher fee income attributable to growth in business in force and the effect of unlocking.

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

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”), respectively.  For information on strategies we use to reduce the statutory reserve strain caused by XXX and AG38, see “Review of Consolidated Financial Condition – Sources of Liquidity and Cash Flow – Insurance Subsidiaries’ Statutory Capital and Surplus” below.

Additional Information

In 2015, we experienced elevated mortality.  During the first quarter of 2015, mortality was negatively impacted by above-average claims seasonality (i.e. elevated claim counts).  In the second quarter of 2015, claim counts returned to normal, but mortality remained unfavorable due to higher claims severity (i.e. claim size).  Mortality was in line with our expectations during the second half of 2015.

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

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force.  Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Fee Income
Cost of insurance assessments	$1,653	$1,446	$1,349	14%	7%
Expense assessments	1,185	1,021	880	16%	16%
Surrender charges	40	49	59	-18%	-17%
DFEL:
Deferrals	(501)	(369)	(293)	-36%	-26%
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	282	252	193	12%	31%
Unlocking	65	52	15	25%	247%
Reinsurance recapture	-	15	-	-100%	NM
Total fee income	$2,724	$2,466	$2,203	10%	12%

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Sales by Product
UL:
Excluding MoneyGuard® and IUL	$91	$97	$121	-6%	-20%
MoneyGuard®	191	163	189	17%	-14%
IUL	86	76	56	13%	36%
Total UL	368	336	366	10%	-8%
VUL	192	198	141	-3%	40%
COLI and BOLI	79	44	95	80%	-54%
Term	86	91	90	-5%	1%
Total sales	$725	$669	$692	8%	-3%

Net Flows
Deposits	$5,597	$5,332	$5,168	5%	3%
Withdrawals and deaths	(1,592)	(1,555)	(1,458)	-2%	-7%
Net flows	$4,005	$3,777	$3,710	6%	2%

Contract Holder Assessments	$3,914	$3,592	$3,449	9%	4%

	As of December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Account Values
UL	$32,469	$31,531	$30,627	3%	3%
VUL	8,887	8,385	7,201	6%	16%
Interest-sensitive whole life	2,313	2,297	2,285	1%	1%
Total account values	$43,669	$42,213	$40,113	3%	5%

In-Force Face Amount
UL and other	$331,299	$324,356	$318,444	2%	2%
Term insurance	330,755	316,513	298,373	4%	6%
Total in-force face amount	$662,054	$640,869	$616,817	3%	4%

Fee income relates only to interest-sensitive products and includes cost of insurance assessments, expense assessments (net of deferrals and amortization related to DFEL) and surrender charges.  Cost of insurance and expense assessments are deducted from our contract holders’ account values.  These amounts are a function of the rates priced into the product and premiums received, face amount in force and account values.  Business in force, in turn, is driven by sales, persistency and mortality experience.

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

We monitor the regulatory environment and make changes to our product offerings as needed to sustain the future profitability of our segment.  We continue to focus on maintaining our diversified balance of life sales across all products, with an emphasis on products without long-term guarantees.  Individual life sales (i.e., total life sales excluding COLI and BOLI) without long-term guarantees were 63%, 59% and 61%  as of December 31, 2015, 2014 and 2013, respectively.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$2,295	$2,257	$2,232	2%	1%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	46	62	44	-26%	41%
Alternative investments (2)	53	62	40	-15%	55%
Surplus investments (3)	147	148	136	-1%	9%
Total net investment income	$2,541	$2,529	$2,452	0%	3%

Interest Credited	$1,377	$1,349	$1,305	2%	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2015	2014	2013	2015	2014
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.34%	5.41%	5.55%	(7)	(14)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.11%	0.14%	0.11%	(3)	3
Alternative investments	0.14%	0.17%	0.11%	(3)	6
Net investment income yield on reserves	5.59%	5.72%	5.77%	(13)	(5)
Interest rate credited to contract holders	3.94%	3.95%	3.93%	(1)	2
Interest rate spread	1.65%	1.77%	1.84%	(12)	(7)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.18%	5.53%	5.63%	(35)	(10)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.10%	0.23%	0.14%	(13)	9
Alternative investments	0.00%	-0.01%	0.00%	1	(1)
Net investment income yield on reserves	5.28%	5.75%	5.77%	(47)	(2)

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$38,754	$37,427	$35,819	4%	4%
Account values – universal and whole life	34,723	33,857	32,868	3%	3%
Attributable to traditional products:
Invested assets on reserves	4,357	4,239	4,378	3%	-3%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Benefits
Death claims direct and assumed	$3,902	$3,462	$3,318	13%	4%
Death claims ceded	(1,649)	(1,598)	(1,610)	-3%	1%
Reserves released on death	(535)	(532)	(518)	-1%	-3%
Net death benefits	1,718	1,332	1,190	29%	12%
Change in secondary guarantee life insurance
product reserves:
Change in reserves, excluding unlocking	589	515	492	14%	5%
Unlocking	(138)	12	(18)	NM	167%
Change in linked-benefit product reserves:
Change in reserves, excluding unlocking	142	91	60	56%	52%
Unlocking	19	23	3	-17%	NM
Reinsurance recapture	-	226	-	-100%	NM
Other benefits (1)	231	236	251	-2%	-6%
Total benefits	$2,561	$2,435	$1,978	5%	23%

Death claims per $1,000 of in-force	2.65	2.12	1.98	25%	7%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Commissions and Other Expenses
Commissions	$698	$690	$616	1%	12%
General and administrative expenses	507	497	490	2%	1%
Expenses associated with reserve financing	79	78	74	1%	5%
Taxes, licenses and fees	141	148	147	-5%	1%
Total expenses incurred	1,425	1,413	1,327	1%	6%
DAC and VOBA deferrals	(779)	(760)	(703)	-3%	-8%
Total expenses recognized before amortization	646	653	624	-1%	5%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	468	491	440	-5%	12%
Unlocking	363	41	7	NM	NM
Other intangible amortization	4	4	4	0%	0%
Reinsurance recapture	-	123	-	-100%	NM
Total commissions and other expenses	$1,481	$1,312	$1,075	13%	22%

DAC and VOBA Deferrals
As a percentage of sales	107.4%	113.6%	101.6%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for 2015 and 2014, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Operating Revenues
Insurance premiums	$2,163	$2,252	$2,084	-4%	8%
Net investment income	184	180	165	2%	9%
Other revenues	10	13	11	-23%	18%
Total operating revenues	2,357	2,445	2,260	-4%	8%
Operating Expenses
Interest credited	2	4	3	-50%	33%
Benefits	1,635	1,774	1,559	-8%	14%
Commissions and other expenses	654	632	589	3%	7%
Total operating expenses	2,291	2,410	2,151	-5%	12%
Income (loss) from operations before taxes	66	35	109	89%	-68%
Federal income tax expense (benefit)	23	12	38	92%	-68%
Income (loss) from operations	$43	$23	$71	87%	-68%

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Income (Loss) from Operations by
Product Line
Life	$29	$18	$15	61%	20%
Disability	12	(1)	51	NM	NM
Dental	(1)	2	1	NM	100%
Total non-medical	40	19	67	111%	-72%
Medical	3	4	4	-25%	0%
Income (loss) from operations	$43	$23	$71	87%	-68%

Comparison of 2015 to 2014

Income from operations for this segment increased due primarily to more favorable total non-medical loss ratio experience driven by higher disability claim recoveries and lower incidence in our long-term disability business and favorable reserve refinements in our life business,  partially offset by higher commissions and other expenses due to higher amortization of DAC driven by higher lapses and re-pricing actions.

Comparison of 2014 to 2013

Income from operations for this segment decreased due primarily to unfavorable total non-medical loss ratio experience attributable to increased long-term disability incidence and a decline in long-term disability claim recoveries in 2014 and favorable reserve adjustments related to our long-term disability business in 2013.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Similar to the first quarter of 2015, we expect elevated amortization of DAC during the first quarter of 2016 due to renewal lapses and re-pricing actions.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time.  We expect normal fluctuations in our total non-medical loss ratio, as claims experience is inherently uncertain.  For every one percent increase in the total non-medical loss ratio, we would expect an approximate annual $13 million to $15 million decrease to income from operations.

We expect to approach our normal target margins in 2018.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Insurance Premiums by Product Line
Life	$908	$930	$844	-2%	10%
Disability	973	971	903	0%	8%
Dental	227	228	206	0%	11%
Total non-medical	2,108	2,129	1,953	-1%	9%
Medical	55	123	131	-55%	-6%
Total insurance premiums	$2,163	$2,252	$2,084	-4%	8%

Sales	$402	$479	$541	-16%	-11%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.  When comparing sales for 2015 to 2014,  the decrease was primarily the result of re-pricing actions on our employer-paid life and disability business.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Benefits and Interest Credited by
Product Line
Life	$664	$715	$655	-7%	9%
Disability	763	792	639	-4%	24%
Dental	162	162	151	0%	7%
Total non-medical	1,589	1,669	1,445	-5%	16%
Medical	48	109	117	-56%	-7%
Total benefits and interest credited	$1,637	$1,778	$1,562	-8%	14%

Loss Ratios by Product Line
Life	73.1%	76.9%	77.6%
Disability	78.4%	81.6%	70.8%
Dental	71.2%	71.1%	73.2%
Total non-medical	75.4%	78.4%	74.0%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Commissions and Other Expenses
Commissions	$260	$273	$252	-5%	8%
General and administrative expenses	331	319	321	4%	-1%
Taxes, licenses and fees	55	58	54	-5%	7%
Total expenses incurred	646	650	627	-1%	4%
DAC deferrals	(72)	(75)	(91)	4%	18%
Total expenses recognized before
amortization	574	575	536	0%	7%
DAC and VOBA amortization, net of
interest	80	57	53	40%	8%
Total commissions and
other expenses	$654	$632	$589	3%	7%

DAC Deferrals
As a percentage of insurance premiums	3.3%	3.3%	4.4%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized in relation to the revenues of the related contracts.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred.  The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.    Generally, we have higher amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Operating Revenues
Insurance premiums (1)	$18	$5	$1	260%	NM
Net investment income	252	286	266	-12%	8%
Amortization of deferred gain on
business sold through reinsurance	71	71	72	0%	-1%
Media revenues (net)	31	68	72	-54%	-6%
Other revenues	2	2	6	0%	-67%
Total operating revenues	374	432	417	-13%	4%
Operating Expenses
Interest credited	80	96	109	-17%	-12%
Benefits	140	121	113	16%	7%
Media expenses	29	60	62	-52%	-3%
Other expenses	93	53	62	75%	-15%
Interest and debt expense	272	268	264	1%	2%
Total operating expenses	614	598	610	3%	-2%
Income (loss) from operations before taxes	(240)	(166)	(193)	-45%	14%
Federal income tax expense (benefit)	(86)	(57)	(71)	-51%	20%
Income (loss) from operations	$(154)	$(109)	$(122)	-41%	11%

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2015 to 2014

Loss from operations for Other Operations increased due primarily to the following:

•

Higher other expenses in 2015 attributable to higher legal expenses, partially offset by the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased during 2015 compared to increasing during 2014 (see “Other Expenses” below for more information).

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

Write-downs for OTTI decrease the recorded value of our invested assets owned by the business segments.  These write-downs are not included in the income from operations of our business segments.  When impairment occurs, assets are transferred to the business segments’ portfolios and will reduce the future net investment income for Other Operations.  Statutory reserve adjustments for our business segments can also cause allocations of invested assets between the business segments and Other Operations.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
General and administrative expenses:
Legal	$59	$7	$1	NM	NM
Branding	32	31	30	3%	3%
Other (1)	26	47	60	-45%	-22%
Total general and administrative expenses	117	85	91	38%	-7%
Taxes, licenses and fees (2)	(13)	(20)	(18)	35%	-11%
Inter-segment reimbursement associated
with reserve financing and LOC expenses (3)	(11)	(12)	(11)	8%	-9%
Total other expenses	$93	$53	$62	75%	-15%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$178	$165	$138	8%	20%
Total excluded realized gain (loss)	(329)	(165)	(273)	-99%	40%
Total realized gain (loss), pre-tax	$(151)	$-	$(135)	NM	100%

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(214)	$(106)	$(178)	NM	40%
Benefit ratio unlocking	(29)	7	36	NM	-81%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(243)	$(99)	$(142)	NM	30%

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(57)	$(12)	$(63)	NM	81%
Gain (loss) on the mark-to-market on certain instruments	(29)	(35)	31
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(150)	(24)	1	NM	NM
GLB NPR component	40	20	(88)	100%	123%
Total variable annuity net derivatives results	(110)	(4)	(87)	NM	95%
Indexed annuity forward-starting option	(45)	(20)	(23)	NM	13%
Realized gain (loss) on sale of subsidiaries/businesses (2)	(2)	(28)	-	93%	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(243)	$(99)	$(142)	NM	30%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See “LFM” in Note 3.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2015 to 2014

We had realized losses during 2015 as compared to zero net realized gains and losses during 2014 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking, after-tax:

•

Higher losses on variable annuity net derivatives results during 2015 as compared to 2014 attributable to more volatile capital markets resulting in unfavorable hedge program performance, partially offset by a more favorable GLB NPR component due to the widening of our credit spread during 2015 and the effect of unlocking.

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

The zero net realized gains and losses were partially offset by losses on the mark-to-market on certain instruments during 2014 as compared to gains during 2013 attributable primarily to lower gains on variable interest entities’ liabilities (see Note 4) and a decrease in interest rates leading to losses on derivative investments (not including those associated with our variable annuity net derivatives results).

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

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the benefit reserves and the embedded derivative reserves based on the specific characteristics of each GLB feature.  For our GLBs that meet the definition of an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC, we record them at fair value on our Consolidated Balance Sheets with changes in fair value recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

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

Variable Annuity Net Derivatives Results

Our variable annuity net derivatives results include the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.  In addition, these results include the changes in reserves not accounted for at fair value and results from benefit ratio unlocking on our GDB and GLB riders and the change in the fair value of the derivative instruments we own to hedge the benefit ratio unlocking on our GDB and GLB riders.

We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivative reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  Our variable annuity net derivatives results can be volatile, especially when sudden and significant changes in equity markets and/or interest rates occur.  We do not attempt to hedge the change in the NPR component of the liability.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post-NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spread adjusted for items, such as the security of policyholder liabilities relative to the security of insurance company debt.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2015	2014
Variable annuity hedge program assets (liabilities)	$2,631	$3,030	$1,626	$2,124	$1,722

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(673)	$(1,062)	$326	$(291)	$50
NPR	(12)	70	(72)	(57)	(70)
Embedded derivative reserves	(685)	(992)	254	(348)	(20)
Insurance benefit reserves	(564)	(558)	(391)	(355)	(341)
Total variable annuity reserves – asset (liability)	$(1,249)	$(1,550)	$(137)	$(703)	$(361)

10-year CDS spread	1.44%	1.85%	1.43%	1.27%	1.25%
NPR factor related to 10-year CDS spread	0.22%	0.31%	0.22%	0.21%	0.20%

(1)	Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of December 31, 2015:

Hypothetical
Effect
NPR factor:
Down 22 basis points to zero	$(195)
Up 20 basis points	100

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Investments
AFS securities:
Fixed maturity	$84,964	$86,240	83.2%	83.7%
VIEs’ fixed maturity	598	598	0.6%	0.6%
Total fixed maturity	85,562	86,838	83.8%	84.3%
Equity	237	231	0.2%	0.2%
Trading securities	1,854	2,065	1.8%	2.0%
Mortgage loans on real estate	8,678	7,574	8.5%	7.4%
Real estate	17	20	0.0%	0.0%
Policy loans	2,545	2,670	2.5%	2.6%
Derivative investments	1,537	1,860	1.5%	1.8%
Alternative investments	1,233	1,109	1.2%	1.1%
Other investments	545	600	0.5%	0.6%
Total investments	$102,208	$102,967	100.0%	100.0%

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

	As of December 31, 2015
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,447	$682	$111	$11,018	12.9%
Basic industry	5,011	139	413	4,737	5.5%
Capital goods	5,011	294	46	5,259	6.1%
Communications	4,225	259	122	4,362	5.1%
Consumer cyclical	5,146	262	108	5,300	6.2%
Consumer non-cyclical	11,546	715	142	12,119	14.3%
Energy	8,414	262	745	7,931	9.3%
Technology	3,215	99	67	3,247	3.8%
Transportation	2,571	118	42	2,647	3.1%
Industrial other	815	41	9	847	1.0%
Utilities	11,926	853	127	12,652	14.8%
Government related entities	2,666	200	54	2,812	3.3%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,122	110	3	1,229	1.4%
Non-agency backed	1,216	13	15	1,214	1.4%
Mortgage pass through securities ("MPTS"):
Agency backed	1,228	63	6	1,285	1.5%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	24	-	-	24	0.0%
Non-agency backed	340	10	(2)	352	0.4%
ABS:
Collateralized loan obligations ("CLOs")	572	1	3	570	0.7%
Commercial real estate ("CRE") collateralized
debt obligations ("CDOs")	16	-	(3)	19	0.0%
Credit card	686	22	-	708	0.8%
Equipment receivables	59	-	1	58	0.1%
Home equity	655	7	2	660	0.8%
Manufactured housing	44	2	-	46	0.1%
Stranded utility costs	18	-	-	18	0.0%
Other	198	12	1	209	0.2%
Municipals:
Taxable	3,688	680	12	4,356	5.1%
Tax-exempt	118	6	-	124	0.1%
Government:
United States	386	45	2	429	0.5%
Foreign	464	61	1	524	0.6%
Hybrid and redeemable preferred securities	762	88	44	806	0.9%
Total fixed maturity AFS securities	82,589	5,044	2,071	85,562	100.0%
Equity AFS Securities	226	17	6	237
Total AFS securities	82,815	5,061	2,077	85,799
Trading Securities (1)	1,653	222	21	1,854
Total AFS and trading securities	$84,468	$5,283	$2,098	$87,653

	As of December 31, 2014
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,653	$1,027	$41	$10,639	12.2%
Basic industry	4,953	323	87	5,189	6.0%
Capital goods	4,675	458	7	5,126	5.9%
Communications	3,982	450	15	4,417	5.1%
Consumer cyclical	4,703	420	53	5,070	5.8%
Consumer non-cyclical	10,431	1,123	28	11,526	13.3%
Energy	9,265	713	172	9,806	11.2%
Technology	2,936	189	18	3,107	3.6%
Transportation	1,973	187	3	2,157	2.5%
Industrial other	692	62	-	754	0.9%
Utilities	11,262	1,443	15	12,690	14.6%
Government related entities	2,628	316	9	2,935	3.4%
CMOs:
Agency backed	1,317	135	-	1,452	1.7%
Non-agency backed	1,291	18	(7)	1,316	1.5%
MPTS:
Agency backed	1,371	89	2	1,458	1.7%
CMBS:
Agency backed	24	1	-	25	0.0%
Non-agency backed	530	22	7	545	0.6%
ABS:
CLOs	358	-	2	356	0.4%
CRE CDOs	17	-	(2)	19	0.0%
Credit card	677	36	-	713	0.8%
Equipment receivables	64	1	1	64	0.1%
Home equity	655	9	12	652	0.8%
Manufactured housing	54	3	-	57	0.1%
Stranded utility costs	47	2	-	49	0.1%
Other	177	16	-	193	0.2%
Municipals:
Taxable	3,620	865	4	4,481	5.2%
Tax-exempt	103	9	-	112	0.1%
Government:
United States	379	56	-	435	0.5%
Foreign	473	68	-	541	0.6%
Hybrid and redeemable preferred securities	886	108	40	954	1.1%
Total fixed maturity AFS securities	79,196	8,149	507	86,838	100.0%
Equity AFS Securities	216	15	-	231
Total AFS securities	79,412	8,164	507	87,069
Trading Securities (1)	1,764	311	10	2,065
Total AFS and trading securities	$81,176	$8,475	$517	$89,134

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2015			As of December 31, 2014
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$44,614	$47,845	55.9%	$43,285	$48,753	56.2%
2	Baa	33,918	34,077	39.8%	31,987	34,229	39.4%
Total investment grade securities		78,532	81,922	95.7%	75,272	82,982	95.6%

Below Investment Grade Securities
3	Ba	2,707	2,486	2.9%	2,858	2,884	3.3%
4	B	1,140	988	1.2%	821	766	0.9%
5	Caa and lower	188	146	0.2%	224	189	0.2%
6	In or near default	22	20	0.0%	21	17	0.0%
Total below investment grade securities		4,057	3,640	4.3%	3,924	3,856	4.4%
Total fixed maturity AFS securities		$82,589	$85,562	100.0%	$79,196	$86,838	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.9%	4.3%		5.0%	4.4%

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

As of December 31, 2015 and 2014, 91.8% and 86.2%, respectively, of the total publicly traded and private securities in an unrealized loss position were investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of December 31, 2015, increased $1.6 billion.  As more fully described in Note 1, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2015, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

As the energy markets continue to experience distress and future uncertainty, we also consider our related exposure in the context of the following industry categories and associated credit quality:

	As of December 31, 2015
				%
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Gain	Gain	Fair	Fair
	Cost	Cost	(Loss)	(Loss)	Value	Value
Energy
Independent	$2,558	30.4%	$(253)	52.5%	$2,305	29.0%
Integrated	1,521	18.1%	10	-2.1%	1,531	19.3%
Midstream	2,567	30.5%	(86)	17.8%	2,481	31.3%
Oil field services	1,571	18.7%	(163)	33.7%	1,408	17.8%
Refining	197	2.3%	9	-1.9%	206	2.6%
Total energy (1)	$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

		As of December 31, 2015
					%
	Rating Agency		%	Unrealized	Unrealized		%
NAIC	Equivalent	Amortized	Amortized	Gain	Gain	Fair	Fair
Designation	Designation	Cost	Cost	(Loss)	(Loss)	Value	Value

Investment Grade Securities
1	Aaa / Aa / A	$2,667	31.7%	$111	-23.0%	$2,778	35.0%
2	Baa	5,104	60.7%	(435)	90.1%	4,669	58.9%
Total investment grade securities		7,771	92.4%	(324)	67.1%	7,447	93.9%

Below Investment Grade Securities
3	Ba	483	5.7%	(100)	20.7%	383	4.8%
4	B	137	1.6%	(52)	10.8%	85	1.0%
5	Caa and lower	18	0.2%	(6)	1.2%	12	0.2%
6	In or near default	5	0.1%	(1)	0.2%	4	0.1%
Total below investment grade securities		643	7.6%	(159)	32.9%	484	6.1%
Total energy (1)		$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

(1)	Does not include the amortized cost, unrealized gain (loss) and fair value of trading securities totaling $137 million, $6 million and $143 million, respectively.

For additional information, see “Part I – Item 1A. Risk Factors – Market Conditions – Weak conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.”

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of December 31, 2015, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$127	$4	2 to 37	11	7.0%	7.6%
Hybrid and redeemable preferred securities	186	44	1 to 52	22	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $105.3 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $92.4 billion as of December 31, 2015.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $60.1 billion,  excluding consolidated VIEs in the amount of $598 million, as of December 31, 2015, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2015 and 2014, the estimated fair value for all private placement securities was $14.0 billion and $14.4 billion, respectively, representing 14% of total invested assets.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and as long as the unemployment rate remains stable to improving, we expect these trends to continue.  We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss.  Our ABS home equity and RMBS had a market value of $4.5 billion and an unrealized gain of $175 million, or 4%, as of December 31, 2015.

The market value of AFS securities and trading securities backed by subprime loans was $530 million and represented approximately 0.5% of our total investment portfolio as of December 31, 2015.  AFS securities represented $520 million, or 98%, and trading securities represented $10 million, or 2%, of the subprime exposure as of December 31, 2015.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2015:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,513	$2,350	$443	$430	$392	$391	$380	$395	$3,728	$3,566
ABS home equity	2	2	-	-	183	183	475	470	660	655
Total by type (2)(3)	$2,515	$2,352	$443	$430	$575	$574	$855	$865	$4,388	$4,221

Rating
AAA	$2,473	$2,310	$1	$1	$-	$-	$14	$14	$2,488	$2,325
AA	34	34	-	-	-	-	3	3	37	37
A	8	8	4	4	12	11	43	43	67	66
BBB	-	-	35	34	27	26	39	68	101	128
BB and below	-	-	403	391	536	537	756	737	1,695	1,665
Total by rating (2)(3)(4)	$2,515	$2,352	$443	$430	$575	$574	$855	$865	$4,388	$4,221

Origination Year
2005 and prior	683	620	154	153	291	286	417	416	1,545	1,475
2006	57	50	122	117	197	202	266	274	642	643
2007	272	242	167	160	87	86	170	174	696	662
2008	51	45	-	-	-	-	-	-	51	45
2009	362	335	-	-	-	-	2	1	364	336
2010	392	366	-	-	-	-	-	-	392	366
2011	190	182	-	-	-	-	-	-	190	182
2012	75	77	-	-	-	-	-	-	75	77
2013	298	300	-	-	-	-	-	-	298	300
2014	47	46	-	-	-	-	-	-	47	46
2015	88	89	-	-	-	-	-	-	88	89
Total by origination
year (2)(3)	$2,515	$2,352	$443	$430	$575	$574	$855	$865	$4,388	$4,221

Total AFS RMBS as a percentage of total AFS Securities									5.1%	5.1%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									2.2%	2.3%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $335 million and $349 million, respectively.
(2)

Does not include the fair value of trading securities totaling $118 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $118 million in trading securities consisted of $102 million prime, $6 million Alt-A and $10 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $112 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $112 million in trading securities consisted of $96 million prime, $6 million Alt-A and $10 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2015:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$362	$352	$14	$12	$-	$-	$376	$364
CRE CDOs	-	-	-	-	19	16	19	16
Total by type (1)(2)	$362	$352	$14	$12	$19	$16	$395	$380

Rating
AAA	$183	$181	$-	$-	$-	$-	$183	$181
AA	31	31	-	-	-	-	31	31
A	77	73	14	12	-	-	91	85
BBB	22	22	-	-	5	5	27	27
BB and below	49	45	-	-	14	11	63	56
Total by rating (1)(2)(3)	$362	$352	$14	$12	$19	$16	$395	$380

Origination Year
2005 and prior	$56	$53	$14	$12	$5	$5	$75	$70
2006	84	84	-	-	14	11	98	95
2007	50	44	-	-	-	-	50	44
2010	53	51	-	-	-	-	53	51
2012	5	5	-	-	-	-	5	5
2013	114	115	-	-	-	-	114	115
Total by origination
year (1)(2)	$362	$352	$14	$12	$19	$16	$395	$380

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.5%	0.5%

(1)

Does not include the fair value of trading securities totaling $4 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $4 million in trading securities consisted of CMBS.

(2)

Does not include the amortized cost of trading securities totaling $3 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $3 million in trading securities consisted of CMBS.

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

As of December 31, 2015, the fair value and amortized cost of our AFS exposure to Monoline insurers was $472 million and $453 million, respectively.

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

The composition by industry categories of all securities in unrealized loss position (in millions) as of December 31, 2015, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Metals and mining	$1,228	4.9%	$1,566	5.7%	$338	15.8%
Independent	1,405	5.6%	1,719	6.3%	314	14.7%
Oil field services	846	3.4%	1,060	3.9%	214	10.0%
Midstream	1,199	4.8%	1,362	5.0%	163	7.6%
Electric	2,258	9.0%	2,357	8.6%	99	4.6%
Banking	1,265	5.0%	1,343	4.9%	78	3.7%
Chemicals	1,281	5.1%	1,356	5.0%	75	3.5%
Technology	1,340	5.3%	1,404	5.1%	64	3.0%
Integrated	540	2.1%	593	2.2%	53	2.5%
Food and beverage	950	3.8%	996	3.7%	46	2.2%
Government owned, no guarantee	482	1.9%	528	1.9%	46	2.2%
Entertainment	735	2.9%	779	2.9%	44	2.1%
CMOs	928	3.7%	970	3.6%	42	2.0%
Pharmaceuticals	1,021	4.1%	1,062	3.9%	41	1.9%
Property and casualty	490	1.9%	530	1.9%	40	1.9%
Wirelines	144	0.6%	178	0.7%	34	1.6%
ABS	793	3.2%	828	3.0%	35	1.6%
Retailers	395	1.6%	429	1.6%	34	1.6%
Cable - satellite	318	1.3%	350	1.3%	32	1.5%
Healthcare	830	3.3%	857	3.1%	27	1.3%
Consumer cyclical services	385	1.5%	409	1.5%	24	1.1%
Consumer products	430	1.7%	454	1.7%	24	1.1%
Railroads	383	1.5%	405	1.5%	22	1.0%
Restaurants	156	0.6%	177	0.6%	21	1.0%
Industries with unrealized losses
less than $20 million	5,335	21.2%	5,560	20.4%	225	10.5%
Total by industry	$25,137	100.0%	$27,272	100.0%	$2,135	100.0%

Total by industry as a percentage
of total AFS securities	29.3%		32.9%		100.0%

As of December 31, 2015, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $283 million and $404 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2015		As of December 31, 2014
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$8,678	100.0%	$7,566	99.9%
Delinquent and/or in foreclosure (1)	-	0.0%	8	0.1%
Total mortgage loans on real estate	$8,678	100.0%	$7,574	100.0%

(1)	As of December 31, 2015 and 2014, there were zero and two mortgage loans on real estate that were delinquent and in foreclosure, respectively.

As of December 31, 2015 and 2014, there were two and three impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2015 and 2014, was zero and $6 million, respectively.  See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of December 31,
	2015	2014
By Segment
Annuities	$2,027	$1,603
Retirement Plan Services	2,082	1,657
Life Insurance	3,944	3,742
Group Protection	294	266
Other Operations	331	306
Total mortgage loans on real estate	$8,678	$7,574

	As of December 31, 2015			As of December 31, 2015
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$2,757	31.7%	CA	$1,848	21.2%
Office building	2,065	23.8%	TX	858	9.9%
Industrial	1,673	19.3%	MD	445	5.1%
Retail	1,663	19.2%	NY	425	4.9%
Mixed use	266	3.1%	GA	405	4.7%
Other commercial	207	2.4%	OH	395	4.6%
Hotel/motel	47	0.5%	VA	391	4.5%
Total	$8,678	100.0%	FL	363	4.2%
Geographic Region			NC	338	3.9%
Pacific	$2,411	27.9%	TN	337	3.9%
South Atlantic	2,154	24.8%	WA	318	3.7%
East North Central	950	10.9%	OR	245	2.8%
West South Central	873	10.1%	PA	243	2.8%
Middle Atlantic	720	8.3%	AZ	231	2.7%
Mountain	599	6.9%	WI	223	2.6%
East South Central	472	5.4%	MN	210	2.4%
West North Central	357	4.1%	Other states under 2%	1,403	16.1%
New England	142	1.6%	Total	$8,678	100.0%
Total	$8,678	100.0%

	As of December 31, 2015			As of December 31, 2015
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2010 and prior	$2,943	33.9%	2016	$321	3.7%
2011	651	7.5%	2017	547	6.3%
2012	826	9.5%	2018	668	7.7%
2013	1,046	12.1%	2019	265	3.1%
2014	1,279	14.7%	2020	176	2.0%
2015	1,932	22.3%	2021 and thereafter	6,700	77.2%
Total	$8,677	100.0%	Total	$8,677	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Annuities	$12	$25	$16	-52%	56%
Retirement Plan Services	5	11	8	-55%	38%
Life Insurance	63	83	54	-24%	54%
Group Protection	5	10	7	-50%	43%
Other Operations	3	1	1	200%	0%
Total (1)	$88	$130	$86	-32%	51%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2015 and 2014, alternative investments included investments in 190 and 156 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2015 and 2014, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $13 million and $8 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Fixed maturity AFS securities	$4,079	$4,041	$3,976	1%	2%
Equity AFS securities	9	9	6	0%	50%
Trading securities	107	125	137	-14%	-9%
Mortgage loans on real estate	395	378	388	4%	-3%
Real estate	4	7	13	-43%	-46%
Policy loans	152	155	155	-2%	0%
Invested cash	3	2	3	50%	-33%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	105	138	117	-24%	18%
Alternative investments (2)	88	130	86	-32%	51%
Consent fees	5	2	4	150%	-50%
Other investments	5	(11)	(9)	145%	-22%
Investment income	4,952	4,976	4,876	0%	2%
Investment expense	(125)	(117)	(122)	-7%	4%
Net investment income	$4,827	$4,859	$4,754	-1%	2%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2015	2014	2013	2015	2014
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.84%	4.98%	5.10%	(14)	(12)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.11%	0.15%	0.13%	(4)	2
Alternative investments	0.09%	0.14%	0.10%	(5)	4
Net investment income yield on invested assets	5.04%	5.27%	5.33%	(23)	(6)

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Average invested assets at amortized cost	$95,780	$92,215	$89,251	4%	3%

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

The decrease in prepayment and make-whole premiums when comparing 2015 to 2014 was attributable primarily to decreased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Fixed maturity AFS securities: (1)
Gross gains	$43	$29	$21	48%	38%
Gross losses	(99)	(23)	(94)	NM	76%
Equity AFS securities:
Gross gains	3	5	8	-40%	-38%
Gross losses	-	-	(2)	NM	100%
Gain (loss) on other investments	(9)	3	(3)	NM	200%
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(26)	(32)	(28)	19%	-14%
Total realized gain (loss) related to
certain investments, pre-tax	$(88)	$(18)	$(98)	NM	82%

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2015 and 2014, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(45)	$(1)	$(16)	NM	94%
ABS	(7)	(10)	(20)	30%	50%
RMBS	(7)	(8)	(31)	13%	74%
CMBS	(1)	(1)	(15)	0%	93%
Total fixed maturity securities	(60)	(20)	(82)	NM	76%
Equity securities	-	-	(1)	NM	100%
Gross OTTI recognized in net income (loss)	(60)	(20)	(83)	NM	76%
Associated amortization of DAC,
VOBA, DSI and DFEL	6	4	13	50%	-69%
Net OTTI recognized in net income (loss), pre-tax	$(54)	$(16)	$(70)	NM	77%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$30	$12	$11	150%	9%
Change in DAC, VOBA, DSI and DFEL	(4)	(2)	(1)	-100%	-100%
Net portion of OTTI recognized in OCI, pre-tax	$26	$10	$10	160%	0%

The $90 million of impairments taken during 2015 were split between $36 million of credit-related impairments, $24 million of intent-to-sell securities and $30 million of noncredit-related impairments.  The increase in write-downs for OTTI when comparing 2015 to 2014 was primarily attributable to certain corporate bond holdings within commodity related industries that experienced deteriorating fundamentals.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REINSURANCE

Our insurance companies cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital management.  We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.  We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These inter-company agreements do not have an effect on our consolidated financial statements.

We focus on obtaining reinsurance from a diverse group of reinsurers.  We have established standards and criteria for our use and selection of reinsurers.  In order for a new reinsurer to participate in our current program, we require the reinsurer to have an A.M. Best rating of A+ or greater or a S&P rating of AA- or better and a specified RBC percentage.  If the reinsurer does not have these ratings, we generally require them to post collateral as described below; however, we may initially waive the collateral requirements based on the facts and circumstances.  In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk.  Typically, in such cases, the reinsurer must either maintain minimum specified ratings and RBC ratios or establish the specified quality and quantity of collateral.  Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements.

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

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  As of December 31, 2015, approximately 74%, or $4.2 billion, of our total reinsurance recoverable was secured by collateral for our benefit.  Of this amount, $3.5 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $638 million was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets and $73 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

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

See Note 9 and “Results of Life Insurance – Income (Loss) from Operations – Additional Information” for more information about reinsurance.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

 REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $2.2 billion, $2.5 billion and $799 million in 2015,  2014 and 2013, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Dividends from Subsidiaries
LNL	$1,121	$705	$640	59%	10%
First Penn-Pacific	54	80	85	-33%	-6%
Lincoln Reinsurance Company of Bermuda, Limited	-	6	-	-100%	NM

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	112	126	125	-11%	1%
	$1,287	$917	$850	40%	8%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on) stock option
exercises and restricted stock	$28	$29	$32	-3%	-9%

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

Restrictions on Dividends from Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, the Lincoln Life & Annuity Company of New York (“LLANY”), a New York-domiciled insurance company, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

We expect our domestic insurance subsidiaries could pay dividends of approximately $900 million in 2016 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our insurance subsidiaries must maintain certain regulatory capital levels.  We utilize the RBC ratio as a primary measure of the capital adequacy of our insurance subsidiaries.  The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, as a reduction in our insurance subsidiaries’ surplus may affect their RBC ratios and dividend-paying capacity.  For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital.”

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves over five years beginning in 2013.  As of December 31, 2015, we have increased reserves by $270 million. We do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.

As discussed in “Part I – Item 1. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of December 31, 2015, and reported in the credit facilities table in Note 12, was approximately $3.8 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.7 billion of such LOCs were issued to support reinsurance for UL products containing secondary guarantees ($400 million will expire in 2018, $350 million will expire in 2019, and $1.9 billion will expire in 2031), and $1.1 billion of such LOCs that will expire in 2023 were issued to support reinsurance for term business.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  Additionally, our captive reinsurance and reinsurance subsidiaries have issued long-term notes of $1.6 billion as of December 31, 2015, to finance a portion of the excess reserves.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

Our captive reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company.  Once transferred to the holding company, it can deploy this capital for a variety of corporate purposes, including potentially stock repurchases.  Actuarial Guideline 48 (“AG48”) regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We believe that we will be able to implement these arrangements in compliance with AG48.

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC through its various committees, task forces and working groups has been studying the use of captives and special purpose vehicles to transfer insurance risk and has been evaluating the adequacy of existing NAIC model laws and regulations applicable to annuity captives.

Changes in equity markets may also affect the capital position of our insurance subsidiaries.  We may decide to reallocate available capital among our insurance subsidiaries, including our captive reinsurance subsidiaries, which would result in different RBC ratios for our insurance subsidiaries.  In addition, changes in the equity markets can affect the value of our variable annuity separate accounts.  When the market value of our separate account assets increases, the statutory surplus within our insurance subsidiaries also increases.  Contrarily, when the market value of our separate account assets decreases, the statutory surplus within our insurance subsidiaries may also decrease, which may affect RBC ratios, and in the case of our separate account assets becoming less than the related product liabilities, we must allocate additional capital to fund the difference.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of our life insurance subsidiaries.

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

Details underlying debt and financing activities (in millions) for the year ended December 31, 2015, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$250	$-	$(250)	$-	$-	$-

Long-Term Debt
Senior notes	$3,558	$300	$-	$11	$1	$3,870
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis advance	250	-	-	-	-	250
Capital securities (2)	1,212	-	-	-	-	1,212
Total long-term debt	$5,270	$300	$-	$11	$1	$5,582

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

We repaid a $250 million 4.30% fixed-rate senior note that matured on June 15, 2015.  On March 9, 2015, we completed the issuance and sale of $300 million aggregate principal amount of our 3.35% senior notes due 2025.  We used the proceeds from this offering to repay the maturity mentioned above and for general corporate purposes.  As of December 31, 2015, the holding company had available liquidity of $608 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of December 31, 2015.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

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

As of February 18, 2016, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa1	A-
(7th of 22)	(8th of 21)	(8th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1 to D

As of February 18, 2016, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit were as follows:

3
A.M. Best	Fitch	Moody's	S&P
AMB-1	F2	P-2	A-2
(2nd of 6)	(3rd of 8)	(2nd of 4)	(3rd of 7)

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

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2016, and June 30, 2016.  For more information, see “Part I – Item 1A. Risk Factors – Covenants and Ratings – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.”

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of December 31, 2015, the holding company had a net outstanding payable of $15 million to certain subsidiaries resulting from loans made by subsidiaries in excess of amounts borrowed by subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of December 31, 2015, our insurance subsidiaries had investments with a carrying value of $3.3 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).  During 2015, our payables for collateral on derivative investments decreased by $286 million due primarily to rising interest rates that decreased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have multiple liquidity sources to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Common dividends to stockholders	$202	$168	$128	20%	31%
Repurchase of common stock	900	650	450	38%	44%
Total cash returned to stockholders	$1,102	$818	$578	35%	42%

Number of shares repurchased	15.993	12.472	11.981	33%	0%
Average price per share	$56.30	$52.14	$37.58	8%	37%

On October 28, 2015, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.20 to $0.25 per share.  Additionally, we expect to repurchase additional shares of common stock during 2016 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities”.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2015	2014	2013	2015	2014
Debt service (interest paid)	$273	$296	$289	-8%	2%
Capital contribution to subsidiaries	75	5	75	NM	-93%
Total	$348	$301	$364	16%	-17%

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

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2015, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$17,659	$31,551	$25,784	$92,897	$167,891
Long-term debt (2)	-	700	787	3,836	5,323
Reserve financing and LOC expenses (3)	72	147	137	544	900
Payables for collateral on investments (4)	2,880	250	-	-	3,130
Operating leases (5)	41	70	39	27	177
Capital leases (5)	2	4	133	-	139
Football stadium naming rights (6)	7	15	16	16	54
Retirement and other plans (7)	132	220	213	522	1,087
Total	$20,793	$32,957	$27,109	$97,842	$178,701

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

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $15 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2015, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$2,500	$350	$2,960	$5,810
Investment commitments	690	264	261	151	1,366
Total	$690	$2,764	$611	$3,111	$7,176

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, equity market risk, default risk, credit risk and, to a lesser extent, foreign currency exchange risk.  The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying Notes presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap agreements notional amounts are shown by amount outstanding (dollars in millions) as of December 31, 2015:

								Estimated
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$2,687	$3,354	$4,816	$6,206	$5,162	$59,982	$82,207	$85,499
Average interest rate	5.3%	5.1%	5.0%	5.3%	4.8%	4.9%	5.0%
Variable interest rate securities	$54	$77	$2	$88	$65	$1,927	$2,213	$1,919
Average interest rate	5.5%	5.9%	4.4%	9.4%	4.7%	5.2%	5.3%
Mortgage loans on real estate	$321	$547	$652	$265	$192	$6,700	$8,677	$8,936
Average interest rate	6.0%	6.3%	6.3%	5.8%	6.6%	4.4%	4.8%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$1,894	$2,480	$3,139	$3,690	$3,274	$21,799	$36,276	$37,358
Average interest rate (1)	4.9%	4.9%	5.0%	5.2%	4.5%	4.5%	4.7%
Debt	$-	$250	$450	$487	$300	$3,836	$5,323	$5,505
Average interest rate	0.0%	0.6%	4.0%	8.8%	6.3%	5.8%	5.7%
Rate Sensitive Derivative
Financial Instruments
Interest rate and foreign
currency swaps:
Pay variable/receive fixed	$-	$254	$-	$40	$275	$15,974	$16,543	$1,310
Average pay rate	0.0%	0.7%	0.0%	0.4%	0.3%	0.5%	0.4%
Average receive rate	0.0%	3.7%	0.0%	1.5%	1.3%	3.0%	3.3%
Pay fixed/receive variable	$418	$690	$529	$382	$1,101	$4,181	$7,301	$(504)
Average pay rate	2.9%	5.2%	2.8%	1.7%	2.3%	3.8%	3.9%
Average receive rate	0.3%	0.4%	0.4%	0.3%	0.4%	1.1%	0.8%
Interest rate cap agreements:
Contractual notional	$8,050	$8,625	$3,250	$8,250	$8,750	$13,000	$49,925	$25
Average strike rate (2)	7.8%	7.0%	6.8%	7.0%	7.0%	7.0%	7.2%
Forward CMT curve (3)	1.6%	1.9%	1.8%	1.9%	1.6%	1.9%	2.9%
Interest rate futures:
2-year Treasury notes
contractual notional	$1,197	$-	$-	$-	$-	$-	$1,197	$-
5-year Treasury notes
contractual notional	59	-	-	-	-	-	59	-
10-year Treasury notes
contractual notional	35	-	-	-	-	-	35	-
Treasury bonds
contractual notional	37	-	-	-	-	-	37	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the 7-year and 10-year constant maturity swap.
(3)	The Constant Maturity Treasury (“CMT”) curve is the 7-year and 10-year CMT forward curve.

The following provides the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2014:

	Principal	Estimated
	Amount	Fair Value
Fixed interest rate securities	$76,590	$84,741
Variable interest rate securities	4,679	4,162
Mortgage loans on real estate	7,573	8,038
Investment type insurance contracts (1)	32,834	35,122
Debt	5,273	5,960
Interest rate and foreign currency swaps	19,096	755
Interest rate cap agreements	36,925	15
Interest rate futures	1,649	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2015:

	1%	1%
	Increase	Decrease
Annuities (1)	$(7)	$6
Retirement Plan Services	1	(12)
Life Insurance	(10)	(24)
Group Protection	-	(3)
Other Operations	-	(3)
Income (loss) from operations	$(16)	$(36)

(1)	Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

For purposes of this estimate, we exclude any effect related to sales, unlocking, persistency, hedge program performance or customer behavior caused by the interest rate change.

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and MBS in our general accounts in order to borrow at lower market rates, which exacerbates this risk.  Because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and because many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

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

The following provides detail on the percentage differences between the December 31, 2015, interest rates being credited to contract holders based on the fourth quarter of 2015 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$7,997	$10,758	$32,574	$51,329	70.6%
Up to 0.50%	1,647	503	460	2,610	3.6%
0.51% to 1.00%	2,281	297	-	2,578	3.5%
1.01% to 1.50%	2,627	23	120	2,770	3.8%
1.51% to 2.00%	637	-	777	1,414	1.9%
2.01% to 2.50%	108	-	-	108	0.1%
2.51% to 3.00%	99	-	-	99	0.1%
3.01% or greater	12	-	-	12	0.0%
Occurring after the next twelve months (4)	4,422	-	-	4,422	6.1%
Total discretionary rate setting products	19,830	11,581	33,931	65,342	89.7%
Other contracts (5)	2,490	5,008	-	7,498	10.3%
Total account values	$22,320	$16,589	$33,931	$72,840	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	40.3%	92.9%	96.0%	78.6%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 47 basis points, 3 basis points and 5 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 105 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 30% are scheduled to reset in more than one year but not more than two years; 19% are scheduled to reset in more than two years but not more than three years; and 51% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 10 basis points in excess of average minimum guaranteed rates, and 80% of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives.  Due to the use of our RTM process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in the MD&A for further discussion of the effects of equity markets on our RTM.

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

	As of December 31, 2015				As of December 31, 2014
			10% Fair	10% Fair
	Carrying	Estimated	Value	Value	Carrying	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Assets
Domestic equities	$228	$228	$23	$(23)	$221	$221
Foreign equities	9	9	1	(1)	10	10
Subtotal	237	237	24	(24)	231	231
Real estate	17	17	2	(2)	20	20
Other equity interests	1,285	1,285	129	(129)	1,174	1,174
Total	$1,539	$1,539	$155	$(155)	$1,425	$1,425

	As of December 31, 2015				As of December 31, 2014
			10% Fair	10% Fair
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Derivatives
Equity futures	$2,297	$-	$(202)	$202	$2,181	$-
Total return swaps	170	-	17	(17)	166	-
Put options	8,129	156	(85)	113	8,104	286
Call options (based on S&P 500)	7,601	214	170	(100)	6,910	376
Total	$18,197	$370	$(100)	$198	$17,361	$662

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2011 through 2015.  See Notes 6 and 18 for additional information on our SARs and the related call options used to hedge the expected increase in liabilities from SARs granted on our stock.

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

Effect of Equity Market Sensitivity

If the level of the S&P 500 were to have instantaneously increased or decreased by 1% immediately after December 31, 2015, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $9 million.  For purposes of this sensitivity, we used the S&P 500 as a proxy for equity market performance.  This estimate excludes any effect related to sales, unlocking, persistency, hedge program performance or customer behavior caused by the equity market change.

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

Default Risk

Our portfolio of invested assets was $102.2 billion and $103.0 billion as of December 31, 2015 and 2014, respectively.  Of this total, $74.3 billion and $74.9 billion consisted of corporate bonds and $8.7 billion and $7.6  billion consisted of mortgage loans on real estate as of December 31, 2015 and 2014, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

	As of December 31,
	2015	2014
AA	$-	$17
A	5	19
BBB	10	5
Total	$15	$41

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

The following provides our principal or notional amount in U.S. dollar equivalents (in millions) as of December 31, 2015, by expected maturity for our foreign currency denominated investments and foreign currency swaps:

								Estimated
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Currencies
British pound	$-	$12	$-	$-	$41	$276	$329	$343
Interest rate	0.0%	6.8%	0.0%	0.0%	2.4%	4.1%	4.0%
Canadian dollar	$7	$-	$-	$-	$-	$14	$21	$22
Interest rate	5.6%	0.0%	0.0%	0.0%	0.0%	5.1%	5.3%
Euro	$18	$21	$-	$19	$-	$118	$176	$187
Interest rate	4.8%	4.7%	0.0%	5.7%	0.0%	3.4%	3.9%
Australian dollar	$-	$-	$-	$27	$-	$12	$39	$40
Interest rate	0.0%	0.0%	0.0%	7.4%	0.0%	6.3%	7.1%
Hong Kong dollar	$-	$-	$-	$-	$-	$50	$50	$54
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	4.5%	4.5%
Swiss franc	$-	$-	$-	$-	$-	$25	$25	$26
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	1.0%	1.0%
Derivatives
Foreign currency swaps	$30	$42	$-	$54	$42	$742	$910	$82

The following provides our principal or notional amount in U.S. dollar equivalents as of December 31, 2014, of our foreign currency denominated investments and foreign currency swaps (in millions):

	Principal/
	Notional	Estimated
	Amount	Fair Value
Currencies
British pound	$292	$316
Canadian dollar	9	9
New Zealand dollar	34	35
Euro	136	148
Australian dollar	43	47
Hong Kong dollar	50	55
Total currencies	$564	$610
Derivatives
Foreign currency swaps	$642	$24

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

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lincoln National Corporation

We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015  and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 25, 2016

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2015	2014
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2015 – $81,993; 2014 – $78,609)	$84,964	$86,240
Variable interest entities’ fixed maturity securities (amortized cost: 2015 – $596; 2014 – $587)	598	598
Equity securities (cost: 2015 – $226; 2014 – $216)	237	231
Trading securities	1,854	2,065
Mortgage loans on real estate	8,678	7,574
Real estate	17	20
Policy loans	2,545	2,670
Derivative investments	1,537	1,860
Other investments	1,778	1,709
Total investments	102,208	102,967
Cash and invested cash	3,146	3,919
Deferred acquisition costs and value of business acquired	9,510	8,207
Premiums and fees receivable	376	473
Accrued investment income	1,070	1,049
Reinsurance recoverables	5,623	5,730
Funds withheld reinsurance assets	629	649
Goodwill	2,273	2,273
Other assets	3,483	2,845
Separate account assets	123,619	125,265
Total assets	$251,937	$253,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$20,708	$20,057
Other contract holder funds	77,362	75,512
Short-term debt	-	250
Long-term debt	5,582	5,270
Reinsurance related embedded derivatives	87	150
Funds withheld reinsurance liabilities	638	764
Deferred gain on business sold through reinsurance	98	171
Payables for collateral on investments	4,657	4,409
Variable interest entities’ liabilities	4	13
Other liabilities	5,565	5,776
Separate account liabilities	123,619	125,265
Total liabilities	238,320	237,637

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 243,835,893 and 256,551,440 shares
issued and outstanding as of December 31, 2015 and 2014, respectively	6,298	6,622
Retained earnings	6,474	6,022
Accumulated other comprehensive income (loss)	845	3,096
Total stockholders’ equity	13,617	15,740
Total liabilities and stockholders’ equity	$251,937	$253,377

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Insurance premiums	$3,246	$2,988	$2,687
Fee income	5,045	4,673	4,069
Net investment income	4,827	4,859	4,754
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(80)	(26)	(80)
Portion of loss recognized in other comprehensive income	26	10	10
Net other-than-temporary impairment losses on securities recognized in earnings	(54)	(16)	(70)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(97)	16	(65)
Total realized gain (loss)	(151)	-	(135)
Amortization of deferred gain on business sold through reinsurance	74	74	74
Other revenues	531	960	520
Total revenues	13,572	13,554	11,969
Expenses
Interest credited	2,508	2,532	2,510
Benefits	5,044	4,679	3,862
Commissions and other expenses	4,318	4,079	3,701
Interest and debt expense	272	267	265
Total expenses	12,142	11,557	10,338
Income (loss) from continuing operations before taxes	1,430	1,997	1,631
Federal income tax expense (benefit)	276	483	387
Income (loss) from continuing operations	1,154	1,514	1,244
Income (loss) from discontinued operations, net of federal income taxes	-	1	-
Net income (loss)	1,154	1,515	1,244
Other comprehensive income (loss), net of tax:
Comprehensive income (loss)
Unrealized investment gains (losses)	(2,229)	1,591	(2,335)
Foreign currency translation adjustment	(2)	2	(1)
Funded status of employee benefit plans	(20)	(60)	91
Total other comprehensive income (loss), net of tax	(2,251)	1,533	(2,245)
Comprehensive income (loss)	$(1,097)	$3,048	$(1,001)

Earnings (Loss) Per Common Share – Basic
Income (loss) from continuing operations	$4.60	$5.81	$4.68
Income (loss) from discontinued operations	-	-	-
Net income (loss)	$4.60	$5.81	$4.68

Earnings (Loss) Per Common Share – Diluted
Income (loss) from continuing operations	$4.51	$5.67	$4.52
Income (loss) from discontinued operations	-	-	-
Net income (loss)	$4.51	$5.67	$4.52

Cash Dividends Declared Per Common Share	$0.85	$0.68	$0.52

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	For the Years Ended December 31,
	2015	2014	2013

Common Stock
Balance as of beginning-of-year	$6,622	$6,876	$7,121
Stock compensation/issued for benefit plans	88	69	69
Retirement of common stock/cancellation of shares	(412)	(323)	(314)
Balance as of end-of-year	6,298	6,622	6,876

Retained Earnings
Balance as of beginning-of-year	6,022	5,013	4,044
Net income (loss)	1,154	1,515	1,244
Retirement of common stock	(488)	(327)	(136)
Common stock dividends declared	(214)	(179)	(139)
Balance as of end-of-year	6,474	6,022	5,013

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,096	1,563	3,808
Other comprehensive income (loss), net of tax	(2,251)	1,533	(2,245)
Balance as of end-of-year	845	3,096	1,563
Total stockholders’ equity as of end-of-year	$13,617	$15,740	$13,452

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$1,154	$1,515	$1,244
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(119)	(517)	(529)
Trading securities purchases, sales and maturities, net	146	309	151
Change in premiums and fees receivable	97	(53)	(40)
Change in accrued investment income	(21)	(20)	(14)
Change in future contract benefits and other contract holder funds	991	524	(634)
Change in reinsurance related assets and liabilities	(252)	(9)	300
Change in federal income tax accruals	61	229	377
Realized (gain) loss	151	-	135
Amortization of deferred gain on business sold through reinsurance	(74)	(74)	(74)
Proceeds from reinsurance recapture	-	422	-
Other	109	200	(117)
Net cash provided by (used in) operating activities	2,243	2,526	799

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(9,429)	(8,636)	(10,880)
Sales of available-for-sale securities	1,351	1,118	975
Maturities of available-for-sale securities	4,408	5,212	6,171
Purchases of other investments	(15,323)	(4,925)	(2,543)
Sales or maturities of other investments	14,524	4,489	2,610
Increase (decrease) in payables for collateral on investments	251	1,019	(943)
Proceeds from sale of subsidiary/business	75	-	-
Other	(80)	(82)	(100)
Net cash provided by (used in) investing activities	(4,223)	(1,805)	(4,710)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(250)	(500)	-
Issuance of long-term debt, net of issuance costs	298	-	393
Proceeds from sales leaseback transaction	47	83	-
Deposits of fixed account values, including the fixed portion of variable	10,769	10,388	10,492
Withdrawals of fixed account values, including the fixed portion of variable	(6,126)	(5,840)	(5,296)
Transfers to and from separate accounts, net	(2,474)	(2,509)	(3,001)
Common stock issued for benefit plans and excess tax benefits	47	32	35
Repurchase of common stock	(900)	(650)	(450)
Dividends paid to common and preferred stockholders	(204)	(170)	(128)
Net cash provided by (used in) financing activities	1,207	834	2,045

Net increase (decrease) in cash and invested cash	(773)	1,555	(1,866)
Cash and invested cash as of beginning-of-year	3,919	2,364	4,230
Cash and invested cash as of end-of-year	$3,146	$3,919	$2,364

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 21 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL,  indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

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

Fair Value Measurement

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk (“NPR”), which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  Pursuant to the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”),

we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined as follows:

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

For our fixed maturity AFS securities (also referred to as “debt securities”), we generally consider the following to determine whether our debt securities with unrealized losses are other-than-temporarily impaired:

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

In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying debt security.  The effective interest rate is the original yield, or the coupon if the debt security was previously impaired.  See the discussion below for additional information on the methodology and significant inputs, by security type, that we use to determine the amount of a credit loss.

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

When evaluating MBS and mortgage-related ABS, we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary.  The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods.  We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future.  Other factors used in this analysis include the credit characteristics of borrowers, geographic distribution of underlying loans and timing of liquidations by state.  Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur.  Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans.  Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments.  These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure.  If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the expected cash flows to amortized cost.  To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required.

Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, and the security was not purchased at a discount greater than the expected principal loss, then impairment is recognized.

We further monitor the cash flows of all of our AFS securities backed by mortgages on an ongoing basis.  We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS and on a significant percentage of our AFS securities backed by pools of commercial mortgages.  The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future.  These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable.  If it is not recoverable, we record an impairment of the security.

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

Acquisition costs for UL and VUL insurance and investment-type products, which include fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments.  Contract lives for UL and VUL policies are estimated to be 30 to 40 years based on the expected lives of the contracts.  Contract lives for fixed and variable deferred annuities are generally between 15 and 30 years, while some of our fixed multi-year guarantee products have amortization periods equal to the guarantee period.  The front-end load annuity product has an assumed life of 25 years.  Longer lives are assigned to those blocks that have demonstrated favorable lapse experience.

Acquisition costs for all traditional contracts, including traditional life insurance contracts, such as individual whole life, group business and term life insurance, are amortized over the expected premium-paying period that generally results in amortization less than 30 years.  Acquisition costs are either amortized on a straight-line basis or as a level percent of premium of the related policies depending on the block of business.  There is currently no DAC, VOBA, DSI or DFEL balance or related amortization for fixed and variable payout annuities.

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

During the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for life insurance and annuity products.  These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts, and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL included on our Consolidated Balance Sheets are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change related to our expectations of future EGPs (“unlocking”).  We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our annual comprehensive review.  We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.

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

Other assets and other liabilities on our Consolidated Balance Sheets include guaranteed living benefit (“GLB”) features and remaining guaranteed interest and similar contracts that are carried at fair value, which may be reported in either other assets or other liabilities.  The fair value of these items represents approximate exit price including an estimate for our NPR. Certain of these features have elements of both insurance benefits and embedded derivatives.    Through our hybrid accounting approach, for reserve calculation purposes we assign product cash flows to the embedded derivative or insurance portion of the reserves based on the life-contingent nature of the benefits. We classify these GLB reserves embedded derivatives in Level 3 within the hierarchy levels described above in “Fair Value Measurement.”  We report the insurance portion of the reserves in future contract benefits.

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

We issue variable annuity contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities).  We also issue variable annuity and life contracts through separate accounts that include various types of guaranteed death benefit (“GDB”), guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features.  The GDB features include those where we contractually guarantee to the contract holder either:  return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”); or the highest contract value on any contract anniversary date through age 80.  The highest contract value is increased by purchase payments and is decreased by withdrawals subsequent to that anniversary date in the same proportion that withdrawals reduce the contract value.

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

The “market consistent scenarios” used in the determination of the fair value of the GLB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 49 million scenarios.  The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends.  The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.  As of December 31, 2015 and 2014, participating policies comprised approximately 1% of the face amount of business in force, and dividend expenses were $67 million,  $64 million and $62 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Other Revenues

Other revenues consists primarily of fees attributable to broker-dealer services recorded as earned at the time of sale, changes in the market value of our seed capital investments, proceeds from reinsurance recaptures and communications sales recognized as earned, net of agency and representative commissions.

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2013 through 2015 ranged from 1% to 10%.

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

		Early adopted as of October 1, 2014	We applied the guidance in this standard to our sale of Lincoln Financial Media (“LFM”) in the fourth quarter of 2014. For more information regarding our sale of LFM see Note 3.
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

		January 1, 2016	This amendment is not expected to have a material effect on our consolidated financial condition and results of operations.
ASU 2015-02, Amendments to the Consolidation Analysis

This standard is intended to improve consolidation accounting guidance related to limited partnerships, limited liability corporations and securitization structures.  The new standard includes changes to existing consolidation models that will eliminate the presumption that a general partner should consolidate a limited partnership, clarify when fees paid to a decision maker should be a factor in the VIEs consolidation evaluation and reduce the VIEs consolidation models from two to one by eliminating the indefinite deferral for certain investment funds.  Early adoption is permitted, including adoption in an interim period.

		January 1, 2016	This amendment is not expected to have a material effect on our consolidated financial condition and results of operations.
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

January 1, 2016

We will reclassify all of our debt issuance costs in accordance with this ASU.  The amendment is not expected to have a material effect on our consolidated financial condition and results of operations.

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

		January 1, 2016	We will adopt this ASU prospectively. The amendment is not expected to have a material effect on our consolidated financial condition and results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
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

		January 1, 2016	We will appropriately amend our financial statement disclosures in accordance with this standard as of the adoption date.
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

		Annual periods beginning January 1, 2016; interim periods within annual periods beginning January 1, 2017	We are currently evaluating these disclosure changes and will provide the additional disclosures upon adoption.
ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

Given the absence of authoritative accounting guidance in ASU 2015-03 related to debt issuance costs for line-of-credit arrangements, this standard clarifies that the Securities and Exchange Commission ("SEC") Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.

		January 1, 2016	We will include any necessary disclosures in connection with our adoption of ASU 2015-03.
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

These amendments require, among other things, the fair value measurement of investments in equity securities and certain other ownership interests that do not result in consolidation and are not accounted for under the equity method of accounting.  The change in fair value of the impacted investments in equity securities must be recognized in net income.  In addition, the amendments include certain enhancements to the presentation and disclosure requirements for financial assets and financial liabilities.  Early adoption of the ASU is generally not permitted, except as defined in the ASU.  The amendments should be adopted in the financial statements through a cumulative-effect adjustment to the beginning balance of retained earnings.

		January 1, 2018	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3.  Dispositions

LFM

On July 16, 2015, we closed on the sale of LFM to Entercom Communications Corp. (“Entercom Parent”) and Entercom Radio, LLC.  We received $75 million in cash, net of transaction expenses, and $28 million face amount of perpetual cumulative convertible preferred stock of Entercom Parent.

As of December 31, 2014, we adjusted the carrying amount of the assets and liabilities of LFM that were to be sold to fair value less cost to sell and reclassified such amounts as held-for-sale within other assets and other liabilities on our Consolidated Balance Sheets.  Accordingly, we recognized a loss of $28 million, after-tax, during the fourth quarter of 2014 reflected within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss).  During 2015, we recognized an additional loss of $2 million, after-tax, related to finalizing the transaction.

4.  Variable Interest Entities

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

The following summarizes information regarding the CLN structures (dollars in millions) as of December 31, 2015:

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

There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt instruments, our maximum principal loss is limited to our original investment.

The following summarizes the exposure of the CLN structures’ underlying reference portfolios by industry and rating as of December 31, 2015:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	5.4%	3.0%	0.0%	0.0%	0.0%	10.5%
Telecommunications	0.0%	0.0%	2.4%	7.2%	0.9%	0.5%	0.0%	11.0%
Oil and gas	0.3%	2.1%	1.0%	3.4%	1.2%	0.0%	0.0%	8.0%
Utilities	0.0%	0.0%	1.6%	3.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.3%	1.2%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	1.6%	1.8%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	2.1%	0.9%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.1%	0.7%	0.0%	0.0%	0.0%	2.8%
Sovereign	0.0%	1.2%	1.0%	0.7%	0.3%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.5%	1.1%	1.4%	0.0%	0.0%	3.0%
Other	0.0%	4.1%	13.8%	18.2%	5.6%	0.7%	0.3%	42.7%
Total	0.6%	13.4%	34.9%	39.4%	10.2%	1.2%	0.3%	100.0%

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

Reinsurance Related Notes

In July 2013, we formed a new limited liability company, Lincoln Financial Limited Liability Company I (“LFLLCI”), and we became the sole equity owner of LFLLCI through our capital contribution.  The activities of LFLLCI relate solely to our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and primarily are to acquire, hold and issue notes with LRCVV as well as pay and collect interest on the notes.  LFLLCI holds a surplus note issued by LRCVV that had an outstanding principal balance of $479 million as of December 31, 2015.  LFLLCI issued a long-term note to LRCVV that has a principal balance that moves concurrently with any variability in the face amount of the surplus note LFLLCI received from LRCVV.  We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2015			As of December 31, 2014
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$598	N/A	$-	$598
Total return swap	1	479	-	1	423	-
Total assets (1)	1	$479	$598	1	$423	$598

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$4	2	$600	$13
Contingent forwards	2	-	-	2	-	-
Total liabilities (2)	4	$600	$4	4	$600	$13

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity AFS securities for these VIEs, see Note 5.

As described more fully in Note 1, we regularly review our investment holdings for OTTI.  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of December 31, 2015.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2015	2014
Non-Qualifying Hedges
Credit default swaps	$9	$14
Contingent forwards	-	-
Total non-qualifying hedges (1)	$9	$14

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

Reinsurance Related Notes

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

Effective September 30, 2014, we terminated our $500 million long-term senior note financing arrangement and entered into a new transaction with the same non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments.  Under this new transaction, we issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries.  The outstanding principal balance of this long-term senior note was $767 million as of December 31, 2015, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.  The VIE has entered into a total return swap with an unaffiliated third-party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Effective October 1, 2015, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, issued a long-term surplus note for $275 million to a non-affiliated VIE in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE primarily are to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note was $336 million as of December 31, 2015, and is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the long-term surplus note provide us with a set-off right with the corporate bond AFS securities we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.

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

Qualified Affordable Housing Projects

We invest in certain LPs that operate qualified affordable housing projects that we have concluded are VIEs.  We are not the primary beneficiary of these VIEs as we do not have the power to direct the most significant activities of the LPs.  We receive returns from the LPs in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were less than $1 million for the years ended December 31, 2015 and 2014.  The carrying amounts of our investments in qualified affordable housing projects are recognized in other investments on our Consolidated Balance Sheets and were $47 million and $60 million as of December 31, 2015 and 2014, respectively.  Our exposure to loss is limited to the capital we invest in the LPs, and we do not have any contingent commitments to provide additional capital funding to these LPs.  There have been no indicators of impairment that would require us to recognize an impairment loss related to these LPs due to forfeiture, ineligibility of tax credits or for any other circumstances as of December 31, 2015.

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2015
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$70,993	$3,924	$1,984	$2	$72,931
ABS	1,064	41	17	(13)	1,101
U.S. government bonds	386	45	2	-	429
Foreign government bonds	464	61	1	-	524
RMBS	3,566	186	36	(12)	3,728
CMBS	364	10	2	(4)	376
CLOs	588	1	3	(3)	589
State and municipal bonds	3,806	686	12	-	4,480
Hybrid and redeemable preferred securities	762	88	44	-	806
VIEs’ fixed maturity securities	596	2	-	-	598
Total fixed maturity securities	82,589	5,044	2,101	(30)	85,562
Equity securities	226	17	6	-	237
Total AFS securities	$82,815	$5,061	$2,107	$(30)	$85,799

	As of December 31, 2014
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$67,153	$6,711	$443	$5	$73,416
ABS	1,087	56	20	(7)	1,130
U.S. government bonds	379	56	-	-	435
Foreign government bonds	473	68	-	-	541
RMBS	3,979	242	14	(19)	4,226
CMBS	554	23	1	6	570
CLOs	375	-	2	(2)	375
State and municipal bonds	3,723	874	4	-	4,593
Hybrid and redeemable preferred securities	886	108	40	-	954
VIEs’ fixed maturity securities	587	11	-	-	598
Total fixed maturity securities	79,196	8,149	524	(17)	86,838
Equity securities	216	15	-	-	231
Total AFS securities	$79,412	$8,164	$524	$(17)	$87,069

(1)	Includes unrealized gains and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  Specifically, we reclassified amounts related to subsequent changes in the fair value of AFS securities for which noncredit OTTI was previously recognized in OCI.  Historically, these amounts were recognized through unrealized gain (loss) on AFS securities in the Consolidated Statements of Comprehensive Income (Loss).  To better reflect the economic position of our AFS fixed maturity securities, these amounts are now recognized through unrealized OTTI of AFS securities in the Consolidated Statements of Comprehensive Income (Loss).  These reclassifications had no effect on net income (loss) or stockholders’ equity for the prior years.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2015, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,602	$2,637
Due after one year through five years	18,144	18,972
Due after five years through ten years	20,211	20,152
Due after ten years	35,454	37,409
Subtotal	76,411	79,170
Structured securities (ABS, MBS, CLOs)	6,178	6,392
Total fixed maturity AFS securities	$82,589	$85,562

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2015
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$20,380	$1,364	$2,383	$623	$22,763	$1,987
ABS	213	4	274	29	487	33
U.S. government bonds	15	2	-	-	15	2
Foreign government bonds	37	1	-	-	37	1
RMBS	627	21	371	22	998	43
CMBS	116	2	11	2	127	4
CLOs	271	2	49	1	320	3
State and municipal bonds	129	8	27	4	156	12
Hybrid and redeemable
preferred securities	38	1	148	43	186	44
Total fixed maturity securities	21,826	1,405	3,263	724	25,089	2,129
Equity securities	47	6	-	-	47	6
Total AFS securities	$21,873	$1,411	$3,263	$724	$25,136	$2,135

Total number of AFS securities in an unrealized loss position						2,007

	As of December 31, 2014
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$4,799	$207	$4,465	$244	$9,264	$451
ABS	91	2	323	41	414	43
RMBS	447	7	241	14	688	21
CMBS	121	1	19	10	140	11
CLOs	110	1	70	1	180	2
State and municipal bonds	6	-	26	4	32	4
Hybrid and redeemable
preferred securities	31	-	176	40	207	40
Total fixed maturity securities	5,605	218	5,320	354	10,925	572
Equity securities	37	1	-	-	37	1
Total AFS securities	$5,642	$219	$5,320	$354	$10,962	$573

Total number of AFS securities in an unrealized loss position						1,019

For information regarding our investments in VIEs, see Note 4.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2015
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1,584	$701	$2	138
Six months or greater, but less than nine months	76	85	-	19
Nine months or greater, but less than twelve months	39	38	-	2
Twelve months or greater	153	83	15	60
Total	$1,852	$907	$17	219

	As of December 31, 2014
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$48	$19	$-	12
Six months or greater, but less than nine months	8	7	-	3
Twelve months or greater	242	97	33	82
Total	$298	$123	$33	97

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities increased $1.6  billion for the year ended December 31, 2015.  As discussed further below, we believe the unrealized loss position as of December 31, 2015, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2015, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2015,  the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each security.

As of December 31, 2015, the unrealized losses associated with our MBS and ABS were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each temporarily- impaired security.

As of December 31, 2015, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Balance as of beginning-of-year	$380	$404	$424
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	19	4	39
Credit losses on securities for which an OTTI was previously recognized	16	16	43
Decreases attributable to:
Securities sold, paid down or matured	(33)	(44)	(102)
Balance as of end-of-year	$382	$380	$404

During 2015,  2014 and 2013, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of December 31, 2015
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$31	$(2)	$29	$28
ABS	199	13	212	108
RMBS	365	12	377	193
CMBS	34	4	38	48
CLOs	11	3	14	5
Total	$640	$30	$670	$382

	As of December 31, 2014
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$38	$(5)	$33	$20
ABS	221	7	228	103
RMBS	447	19	466	190
CMBS	46	(6)	40	62
CLOs	11	2	13	5
Total	$763	$17	$780	$380

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2015	2014
Fixed maturity securities:
Corporate bonds	$1,416	$1,528
ABS	25	32
U.S. government bonds	221	278
Foreign government bonds	25	25
RMBS	104	135
CMBS	4	4
CLOs	10	9
State and municipal bonds	18	22
Hybrid and redeemable preferred securities	31	32
Total trading securities	$1,854	$2,065

The portion of the market adjustment for gains (losses) that relate to trading securities still held as of December 31, 2015,  2014 and 2013,  was $(100) million, $45 million and $(172) million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 21% and 23%, respectively, and Texas, which accounted for 10% and 9%, respectively, of mortgage loans on real estate as of December 31, 2015 and 2014.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31,
	2015	2014
Current	$8,677	$7,565
60 to 90 days past due	-	-
Greater than 90 days past due	-	8
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(3)
Unamortized premium (discount)	3	4
Total carrying value	$8,678	$7,574

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of December 31,
	2015	2014
Number of impaired mortgage loans on real estate	2	3

Principal balance of impaired mortgage loans on real estate	$8	$26
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(3)
Carrying value of impaired mortgage loans on real estate	$6	$23

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of December 31,
	2015	2014	2013
Balance as of beginning-of-year	$3	$3	$21
Additions	-	-	3
Charge-offs, net of recoveries	(1)	-	(21)
Balance as of end-of-year	$2	$3	$3

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2015	2014	2013
Average carrying value for impaired mortgage loans on real estate	$17	$24	$34
Interest income recognized on impaired mortgage loans on real estate	1	2	2
Interest income collected on impaired mortgage loans on real estate	1	2	2

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of December 31, 2015			As of December 31, 2014
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$7,718	88.9%	2.06	$6,596	87.1%	1.90
65% to 74%	653	7.5%	1.60	631	8.3%	1.55
75% to 100%	301	3.5%	0.83	316	4.2%	0.77
Greater than 100%	6	0.1%	1.05	31	0.4%	0.77
Total mortgage loans on real estate	$8,678	100.0%		$7,574	100.0%

Alternative Investments

As of December 31, 2015 and 2014, alternative investments included investments in 190 and 156 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Fixed maturity AFS securities	$4,079	$4,041	$3,976
Equity AFS securities	9	9	6
Trading securities	107	125	137
Mortgage loans on real estate	395	378	388
Real estate	4	7	13
Policy loans	152	155	155
Invested cash	3	2	3
Commercial mortgage loan prepayment and
bond make-whole premiums	105	138	117
Alternative investments	88	130	86
Consent fees	5	2	4
Other investments	5	(11)	(9)
Investment income	4,952	4,976	4,876
Investment expense	(125)	(117)	(122)
Net investment income	$4,827	$4,859	$4,754

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For The Years Ended December 31,
	2015	2014	2013
Fixed maturity AFS securities: (1)
Gross gains	$43	$29	$21
Gross losses	(99)	(23)	(94)
Equity AFS securities:
Gross gains	3	5	8
Gross losses	-	-	(2)
Gain (loss) on other investments	(9)	3	(3)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(26)	(32)	(28)
Total realized gain (loss) related to certain investments, pre-tax	$(88)	$(18)	$(98)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(45)	$(1)	$(16)
ABS	(7)	(10)	(20)
RMBS	(7)	(8)	(31)
CMBS	(1)	(1)	(15)
Total fixed maturity securities	(60)	(20)	(82)
Equity securities	-	-	(1)
Gross OTTI recognized in net income (loss)	(60)	(20)	(83)
Associated amortization of DAC, VOBA, DSI and DFEL	6	4	13
Net OTTI recognized in net income (loss), pre-tax	$(54)	$(16)	$(70)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$30	$12	$11
Change in DAC, VOBA, DSI and DFEL	(4)	(2)	(1)
Net portion of OTTI recognized in OCI, pre-tax	$26	$10	$10

Determination of Credit Losses on Corporate Bonds and ABS

As of December 31, 2015 and 2014, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2015 and 2014,  96% of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2015 and 2014, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.6 billion and $3.3 billion, respectively, and a fair value of $3.3 billion and $3.2 billion, respectively.  As of December 31, 2015 and 2014,  96% and 88%, respectively, of the fair value of our ABS portfolio was rated investment grade.  As of December 31, 2015 and 2014, the portion of our ABS portfolio rated below investment grade had an amortized cost of $107 million and $193 million, respectively, and a fair value of $92 million and $176 million, respectively.  Based upon the analysis discussed above, we believed as of December 31, 2015 and 2014, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of December 31, 2015 and 2014, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of December 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,387	$1,387	$1,673	$1,673
Securities pledged under securities lending agreements (2)	242	231	204	196
Securities pledged under repurchase agreements (3)	673	739	607	666
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,355	3,391	1,925	3,151
Total payables for collateral on investments	$4,657	$5,748	$4,409	$5,686

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
Collateral payable for derivative investments	$(286)	$1,035	$(1,929)
Securities pledged under securities lending agreements	38	20	(13)
Securities pledged under repurchase agreements	66	77	250
Securities pledged for Term Asset-Backed Securities Loan Facility	-	(36)	(1)
Investments pledged for FHLBI	430	75	750
Total increase (decrease) in payables for collateral on investments	$248	$1,171	$(943)

The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of December 31, 2015
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
RMBS	$-	$-	$-	$250	$250
Corporate bonds	-	-	275	148	423
Total	-	-	275	398	673
Securities Lending
Corporate bonds	242	-	-	-	242
Foreign government bonds	-	-	-	-	-
Total	242	-	-	-	242
Total secured borrowings	$242	$-	$275	$398	$915

Gross amount of recognized liabilities for repurchase agreements and securities lending:					$914
Amounts related to agreements not included in offsetting disclosures:					$-

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge.  At December 31, 2015, the fair value of all collateral received, which we are permitted to sell or re-pledge was $174 million.  We have not sold or re-pledged this collateral.

Investment Commitments

As of December 31, 2015, our investment commitments were $1.3 billion, which included $744 million of LPs, $330 million of private placement securities and $257 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2015 and 2014, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.8 billion and $2.2 billion, respectively, or 2% of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $1.2 billion and $1.4 billion, respectively, or 1% of our invested assets portfolio.

As of December 31, 2015 and 2014, our most significant investments in one industry were our investment securities in the utilities industry with a fair value of $12.8 billion, or 13% of our invested assets portfolio, and our investment securities in the consumer non-cyclical industry with a fair value of $12.0 billion and  $11.7 billion, respectively, or 12% and 11%, respectively, of our invested assets portfolio.  These concentrations include both AFS and trading securities.

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

See Note 1 for a detailed discussion of the accounting treatment for derivative instruments.  See Note 20 for additional disclosures related to the fair value of our derivative instruments and Note 4 for derivative instruments related to our consolidated VIEs.

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

We also use interest rate swap agreements designated and qualifying as cash flow hedges to hedge the interest rate risk of floating-rate bond coupon payments by replicating a fixed-rate bond.

Finally, we use interest rate swap agreements designated and qualifying as fair value hedges to hedge against changes in the fair value of certain fixed-rate long-term debt and fixed maturity securities due to interest rate risks.

Treasury and Reverse Treasury Locks

We use treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to our issuance of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates.  In addition, we use reverse treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to the anticipated purchase of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

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

Foreign Currency Swaps

We use foreign currency swaps designated and qualifying as cash flow hedges, to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.  A foreign currency swap is a contractual agreement to exchange one currency for another at specified dates in the future at a specified exchange rate.

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500 Index®

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index® (“S&P 500”).  Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees.  We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Variance Swaps

We use variance swaps to hedge the liability exposure on certain options in variable annuity products.  Variance swaps are contracts entered into at no cost whose payoff is the difference between the realized variance rate of an underlying index and the fixed variance rate determined as of inception of the contract.

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

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GLBs offered in our variable annuity products, including products with GWB and GIB features.  Changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities hedge the income statement effect of changes in embedded derivative GLB reserves caused by those same factors.    We rebalance our hedge positions based upon changes in these factors as needed.  While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”).    We calculate the value of the benefit reserves and the embedded derivative reserves based on the specific characteristics of each GLB feature.

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees.  We purchase S&P 500 call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2015			As of December 31, 2014
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,937	$192	$46	$3,554	$408	$198
Foreign currency contracts (1)	910	84	2	642	45	21
Total cash flow hedges	3,847	276	48	4,196	453	219
Fair value hedges:
Interest rate contracts (1)	1,529	269	198	875	259	-
Non-Qualifying Hedges
Interest rate contracts (1)	71,898	1,088	330	54,401	989	342
Foreign currency contracts (1)	74	-	-	68	-	-
Equity market contracts (1)	27,882	680	269	24,310	886	243
Credit contracts (2)	103	-	9	126	-	3
Embedded derivatives:
GLB reserves (2)	-	-	953	-	-	174
Reinsurance related (3)	-	-	87	-	-	150
Indexed annuity and IUL contracts (4)	-	-	1,100	-	-	1,170
Total derivative instruments	$105,333	$2,313	$2,994	$83,976	$2,587	$2,301

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2015
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$10,408	$32,704	$18,554	$13,485	$1,213	$76,364
Foreign currency contracts (2)	104	138	334	408	-	984
Equity market contracts	18,048	6,796	2,753	18	267	27,882
Credit contracts	45	58	-	-	-	103
Total derivative instruments
with notional amounts	$28,605	$39,696	$21,641	$13,911	$1,480	$105,333

(1)	As of December 31, 2015, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of December 31, 2015, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2045.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2015	2014	2013
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$256	$163
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(258)	(286)	167
Foreign currency contracts	17	36	(24)
Change in foreign currency exchange rate adjustment	48	50	(19)
Change in DAC, VOBA, DSI and DFEL	2	2	5
Income tax benefit (expense)	66	69	(45)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(190)	(22)	(21)
Interest rate contracts (2)	1	3	3
Foreign currency contracts (1)	6	-	3
Associated amortization of DAC, VOBA, DSI and DFEL	1	1	1
Income tax benefit (expense)	64	6	5
Balance as of end-of-year	$132	$139	$256

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$8	$(22)	$(21)
Interest rate contracts (2)	1	-	-
Foreign currency contracts (1)	6	-	3
Total cash flow hedges	15	(22)	(18)
Fair value hedges:
Interest rate contracts (1)	(30)	-	-
Interest rate contracts (2)	32	35	36
Interest rate contracts (3)	(198)	-	-
Total fair value hedges	(196)	35	36
Non-Qualifying Hedges
Interest rate contracts (3)	304	1,303	(989)
Foreign currency contracts (3)	(11)	(8)	(4)
Equity market contracts (3)	(118)	(215)	(1,306)
Equity market contracts (4)	1	11	38
Credit contracts (3)	(6)	(1)	9
Embedded derivatives:
GLB reserves (3)	(779)	(1,391)	2,153
Reinsurance related (3)	63	(42)	107
Indexed annuity and IUL contracts (3)	(57)	(210)	(356)
Total derivative instruments	$(784)	$(540)	$(330)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Offset to net investment income	$14	(22)	(19)
Offset to interest and debt expense	1	4	4

As of December 31, 2015, $15 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2015 and 2014, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of December 31, 2015
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	2	$(2)	$45
3/20/2017 (3)	(4)	(5)	BBB-	3	(7)	58
				5	$(9)	$103

As of December 31, 2014
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(2)	$68
3/20/2017 (3)	(4)	(5)	BBB-	3	(1)	58
				6	$(3)	$126

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody's, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of our credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of December 31,
	2015	2014
Maximum potential payout	$103	$126
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$103	$126

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $9 million of collateral as of December 31, 2015.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR.  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held.  As of December 31, 2015, the NPR adjustment was less than  $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December 31, 2015, our exposure was $15 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2015		As of December 31, 2014
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$92	$-	$64	$-
A+	67	-	47	-
A	866	(143)	1,163	(85)
A-	11	-	233	-
BBB+	351	-	27	-
	$1,387	$(143)	$1,534	$(85)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) were as follows:

	As of December 31, 2015
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,250	$-	$2,250
Gross amounts offset	(713)	-	(713)
Net amount of assets	1,537	-	1,537
Gross amounts not offset:
Cash collateral	(1,387)	-	(1,387)
Net amount	$150	$-	$150

Financial Liabilities
Gross amount of recognized liabilities	$139	$2,140	$2,279
Gross amounts offset	(61)	-	(61)
Net amount of liabilities	78	2,140	2,218
Gross amounts not offset:
Cash collateral	(143)	-	(143)
Net amount	$(65)	$2,140	$2,075

	As of December 31, 2014
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,537	$-	$2,537
Gross amounts offset	(677)	-	(677)
Net amount of assets	1,860	-	1,860
Gross amounts not offset:
Cash collateral	(1,534)	-	(1,534)
Net amount	$326	$-	$326

Financial Liabilities
Gross amount of recognized liabilities	$130	$1,494	$1,624
Gross amounts offset	(50)	-	(50)
Net amount of liabilities	80	1,494	1,574
Gross amounts not offset:
Cash collateral	(85)	-	(85)
Net amount	$(5)	$1,494	$1,489

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2015	2014	2013
Current	$212	$220	$169
Deferred	64	263	218
Federal income tax expense (benefit)	$276	$483	$387

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2015	2014	2013
Tax rate times pre-tax income	$501	$700	$571
Effect of:
Tax-preferred investment income	(197)	(185)	(160)
Tax credits	(26)	(27)	(35)
Change in uncertain tax positions	(2)	(16)	7
Other items	-	11	4
Federal income tax expense (benefit)	$276	$483	$387
Effective tax rate	19%	24%	24%

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss).  The tax-preferred investment income relates primarily to the separate account dividends-received deduction.  The separate account dividends-received deduction benefit was $192 million,  $163 million and $145 million for the years ended December 31, 2015, 2014 and 2013.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2015	2014
Current	$(136)	$(134)
Deferred	(1,867)	(3,024)
Total federal income tax asset (liability)	$(2,003)	$(3,158)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2015	2014
Deferred Tax Assets
Future contract benefits and other contract holder funds	$1,494	$1,167
Deferred gain on business sold through reinsurance	35	15
Reinsurance related embedded derivative asset	31	52
Investment activity	-	138
Compensation and benefit plans	265	321
Net operating loss carryforwards	12	17
Tax credits	33	-
Other	205	143
Total deferred tax assets	2,075	1,853
Deferred Tax Liabilities
DAC	2,064	1,605
VOBA	313	219
Net unrealized gain on AFS securities	1,116	2,684
Net unrealized gain on trading securities	70	105
Intangibles	117	151
Investment activity	105	-
Other	157	113
Total deferred tax liabilities	3,942	4,877
Net deferred tax asset (liability)	$(1,867)	$(3,024)

As of December 31, 2015, we had $34 million of net operating loss carryforwards that begin to expire in 2031.  In addition, we had $33 million of alternative minimum tax credits that are not subject to expiration.  Although realization is not assured, management believes that it is more likely than not that we will realize the benefits of our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

As of December 31, 2015 and 2014,  $13 million and $15 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our income tax expense and our effective tax rate.  We are not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2015	2014
Balance as of beginning-of-year	$15	$82
Increases for prior year tax positions	-	34
Decreases for prior year tax positions	(2)	(24)
Increases for current year tax positions	-	-
Decreases for settlements with taxing authorities	-	(77)
Balance as of end-of-year	$13	$15

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2015, 2014 and 2013, we recognized interest and penalty expense (benefit) related to uncertain tax positions of zero, $(10) million and $2 million, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of $3 million as of December 31, 2015 and 2014.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities.  The Internal Revenue Service (“IRS”) examination for tax years 2009 through 2011 was closed in 2015.  We are currently not under examination by the IRS.  However, LNC has filed a protest with the IRS Appeals division (“Appeals”).  A protest for tax years 2005 through 2008 was previously filed with Appeals, and all tax years from 2005 through 2011 for the Company remain open.  All protested items have been resolved for all open years but are subject to review by the U.S. Joint Committee on Taxation before a final settlement is reached.  We do not expect any adjustments that would be material to our consolidated results of operations or financial condition.

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Balance as of beginning-of-year	$7,558	$7,695	$5,943
Business acquired (sold) through reinsurance	38	-	-
Deferrals	1,490	1,537	1,564
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(879)	(988)	(816)
Unlocking	(238)	17	42
Adjustment related to realized (gains) losses	(15)	(31)	(8)
Adjustment related to unrealized (gains) losses	663	(672)	970
Balance as of end-of-year	$8,617	$7,558	$7,695

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Balance as of beginning-of-year	$649	$1,191	$724
Business acquired (sold) through reinsurance	(22)	2	4
Deferrals	8	9	13
Amortization:
Amortization, excluding unlocking	(129)	(186)	(179)
Unlocking	(82)	(21)	(52)
Accretion of interest (1)	56	64	68
Adjustment related to realized (gains) losses	(1)	(1)	(1)
Adjustment related to unrealized (gains) losses	414	(409)	614
Balance as of end-of-year	$893	$649	$1,191

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 4.02% to 7.05%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2015, was as follows:

2016	$61
2017	65
2018	68
2019	73
2020	82

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Balance as of beginning-of-year	$240	$267	$253
Deferrals	29	13	10
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(33)	(38)	(43)
Unlocking	2	2	8
Adjustment related to realized (gains) losses	(1)	(4)	(1)
Adjustment related to unrealized (gains) losses	19	-	40
Balance as of end-of-year	$256	$240	$267

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Balance as of beginning-of-year	$1,401	$1,938	$1,373
Deferrals	539	402	320
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(308)	(335)	(216)
Unlocking	(68)	(50)	(14)
Adjustment related to realized (gains) losses	(4)	(6)	(2)
Adjustment related to unrealized (gains) losses	392	(548)	477
Balance as of end-of-year	$1,952	$1,401	$1,938

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2015	2014	2013
Direct insurance premiums and fee income	$9,529	$9,064	$8,023
Reinsurance assumed	73	7	8
Reinsurance ceded	(1,311)	(1,410)	(1,275)
Total insurance premiums and fee income	$8,291	$7,661	$6,756

Direct insurance benefits	$6,420	$6,127	$5,487
Reinsurance recoveries netted against benefits	(1,376)	(1,448)	(1,625)
Total benefits	$5,044	$4,679	$3,862

Our insurance companies cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management.

As of December 31, 2015, our policy for our reinsurance program was to retain no more than $20 million on a single insured life.  We reinsure approximately 25% of the mortality risk on newly issued life insurance contracts.  As of December 31, 2015, approximately 43% of our total individual life in-force amount is reinsured.    Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2015, the reserves associated with these reinsurance arrangements totaled $617 million.

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers.    Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $5.6 billion and $5.7 billion as of December 31, 2015 and 2014, respectively.  Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions.  As such, Swiss Re reinsured certain of our liabilities and obligations under the indemnity reinsurance agreements and thereby represents our largest reinsurance exposure.  As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.4 billion and $2.5 billion as of December 31, 2015 and 2014, respectively.  Swiss Re has funded a trust, with a balance of $2.6 billion as of December 31, 2015, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2015, included $634 million and $79 million, respectively, related to the business sold to Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions with Swiss Re as a deferred gain on business sold through reinsurance on our Consolidated Balance Sheets.  The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years from the date of sale.  We amortized $48 million, after-tax, of deferred gain on business sold through reinsurance during each of 2015, 2014 and 2013.

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

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2015
	Gross	Accumulated
	Goodwill	Impairment		Net
	as of	as of		Goodwill
	Beginning-	Beginning-		as of End-
	of-Year	of-Year	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$440
Retirement Plan Services	20	-	-	20
Life Insurance	2,188	(649)	-	1,539
Group Protection	274	-	-	274
Total goodwill	$3,522	$(1,249)	$-	$2,273

	For the Year Ended December 31, 2014
	Gross	Accumulated
	Goodwill	Impairment		Net
	as of	as of		Goodwill
	Beginning-	Beginning-		as of End-
	of-Year	of-Year	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$440
Retirement Plan Services	20	-	-	20
Life Insurance	2,188	(649)	-	1,539
Group Protection	274	-	-	274
Other Operations – Media	341	(341)	-	-
Total goodwill	$3,863	$(1,590)	$-	$2,273

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2015		As of December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$39	$100	$35
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	5	-
Total	$105	$39	$105	$35

(1)	No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2015, was as follows:

2016	$4
2017	4
2018	4
2019	4
2020	4
Thereafter	41

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2015 (1)	2014 (1)
Return of Net Deposits
Total account value	$85,345	$85,917
Net amount at risk (2)	1,201	183
Average attained age of contract holders	63 years	62 years

Minimum Return
Total account value	$111	$135
Net amount at risk (2)	24	25
Average attained age of contract holders	75 years	74 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,659	$26,021
Net amount at risk (2)	1,345	597
Average attained age of contract holders	69 years	68 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Years Ended December 31,
	2015	2014	2013
Balance as of beginning-of-year	$89	$73	$104
Changes in reserves	52	34	(10)
Benefits paid	(26)	(18)	(21)
Balance as of end-of-year	$115	$89	$73

Variable Annuity Contracts

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2015	2014
Asset Type
Domestic equity	$48,362	$49,569
International equity	18,382	18,791
Bonds	26,492	26,808
Money market	13,057	12,698
Total	$106,293	$107,866

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of December 31, 2015, and 33% of total sales for the year ended December 31, 2015.

12.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2015	2014
Short-Term Debt
Current maturities of long-term debt	$-	$250
Total short-term debt	$-	$250

Long-Term Debt, Excluding Current Portion
Senior notes:
LIBOR + 3 bps notes, due 2017 (1)	$250	$250
7.00% notes, due 2018	200	200
LIBOR + 110 bps loan, due 2018	250	250
8.75% notes, due 2019 (2)	487	487
6.25% notes, due 2020 (2)	300	300
4.85% notes, due 2021 (2)	300	300
4.20% notes, due 2022 (2)	300	300
4.00% notes, due 2023 (2)	350	350
3.35% notes, due 2025 (2)	300	-
6.15% notes, due 2036 (2)	498	498
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
Total senior notes	4,110	3,810

Capital securities:
7.00%, due 2066	722	722
6.05%, due 2067	491	491
Total capital securities	1,213	1,213
Unamortized premiums (discounts)	(12)	(12)
Fair value hedge – interest rate swap agreements	271	259
Total unamortized premiums (discounts) and fair value
hedge – interest rate swap agreements	259	247
Total long-term debt	$5,582	$5,270

(1)

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

We did not recognize a gain or loss on the extinguishment of debt for the years ended December 31, 2015, 2014 and 2013, respectively.

Future principal payments due on long-term debt (in millions) as of December 31, 2015, were as follows:

2016	$-
2017	250
2018	450
2019	487
2020	300
Thereafter	3,836
Total	$5,323

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed-rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), and LOCs (in millions) were as follows:

		As of December 31, 2015
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	May-2018	$2,500	$451
LOC facility (1)	Dec-2019	350	350
LOC facility (2)	Mar-2023	125	125
LOC facility (1)	Mar-2023	920	920
LOC facility (1)	Aug-2031	990	884
LOC facility (1)	Oct-2031	1,034	1,031
Total		$5,919	$3,761

(1)	Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.
(2)

We entered into an irrevocable LOC facility agreement with a third-party lender supporting certain fees owed to another third-party lender that automatically renews on an annual basis, unless not extended by the third-party upon 30 days’ notice.

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

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2015, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid.  Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of December 31, 2015, we were in compliance with all such covenants.

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

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events no longer existed.  Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities nor will a nonpayment of interest unless it lasts for 10 consecutive years, although such breaches may result in monetary damages to the holders of the capital securities.  As of December 31, 2015, we were in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2015.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of December 31, 2015, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $175 million.

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

On June 13, 2009, a single named plaintiff filed a putative national class action in the Circuit Court of Allen County (“Court”), Indiana, captioned Peter S. Bezich v. The Lincoln National Life Insurance Company,  No. 02C01-0906-PL73, asserting he was charged a cost of insurance fee that exceeded the applicable mortality charge, and that this fee breached the terms of the insurance contract.  Solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, we reached a settlement with the plaintiff resolving all claims related to this litigation.  On September 9, 2015, the litigation was stayed pending court approval of the settlement for the entire class.  The Court approved the settlement on February 4, 2016, triggering a 30-day appeal period.

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

Total rental expense on operating leases for the years ended December 31, 2015, 2014 and 2013, was $42 million, $44 million and $44 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2015, were as follows:

2016	$41
2017	38
2018	32
2019	25
2020	14
Thereafter	27
Total	$177

Capital Leases

In December 2015, we entered into a five-year, sale-leaseback transaction on $47 million (net of amortization) of assets.  In December 2014, we entered into a five-year, sale-leaseback transaction on $83 million (net of amortization) of assets.  Both of these transactions have been classified as capital leases on our Consolidated Balance Sheets.  These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives.  Total accumulated amortization related to these leased assets was $64 million and $55 million as of December 31, 2015 and 2014, respectively.  Future minimum lease payments under capital leases (in millions) as of December 31, 2015, were as follows:

2016	$2
2017	2
2018	2
2019	85
2020	48
Total minimum lease payments	139
Less: Amount representing interest	9
Present value of minimum lease payments	$130

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

Vulnerability from Concentrations

As of December 31, 2015, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Annuities segment is significant to this segment.  The ALVA product accounted for 18%,  20% and 17% of Annuities’ variable annuity product deposits in 2015, 2014 and 2013, respectively, and represented approximately 42%,  44% and 47% of the segment’s total variable annuity product account values as of December 31, 2015, 2014 and 2013, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Annuities segment, AFIS funds accounted for 20%,  22% and 19% of variable annuity product deposits in 2015, 2014 and 2013, respectively, and represented 48%,  50% and 54% of the segment’s total variable annuity product account values as of December 31, 2015, 2014 and 2013, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(16) million and $(15) million as of December 31, 2015 and 2014, respectively.

14.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Series A Preferred Stock
Balance as of beginning-of-year	-	-	9,532
Conversion of convertible preferred stock (1)	-	-	(5,818)
Redemption of convertible preferred stock	-	-	(3,714)
Balance as of end-of-year	-	-	-

Common Stock
Balance as of beginning-of-year	256,551,440	262,896,701	271,402,586
Conversion of convertible preferred stock (1)	-	-	93,088
Stock issued for exercise of warrants	1,168,966	4,356,385	1,981,856
Stock compensation/issued for benefit plans	2,108,155	1,770,430	1,399,995
Retirement/cancellation of shares	(15,992,668)	(12,472,076)	(11,980,824)
Balance as of end-of-year	243,835,893	256,551,440	262,896,701

Common Stock as of End-of-Year
Assuming conversion of preferred stock	243,835,893	256,551,440	262,896,701
Diluted basis	247,732,609	261,538,593	272,196,891

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2015	2014	2013
Weighted-average shares, as used in basic calculation	250,629,243	260,877,533	265,631,377
Shares to cover exercise of outstanding warrants	1,389,768	4,342,860	9,884,307
Shares to cover conversion of preferred stock	-	-	74,582
Shares to cover non-vested stock	1,302,859	1,522,737	1,491,483
Average stock options outstanding during the year	3,162,508	3,828,292	2,873,295
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(262,709)	(894,175)	(2,630,939)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(2,258,658)	(2,679,571)	(2,036,098)
Shares repurchaseable from measured but
unrecognized stock option expense	(45,958)	(75,268)	(139,131)
Average deferred compensation shares	1,021,059	1,041,587	-
Weighted-average shares, as used in diluted calculation	254,938,112	267,963,995	275,148,876

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

For 2013, the income used in the calculation of our diluted EPS was our net income (loss) reduced by preferred stock dividends.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the years ended December 2015 and 2014, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $4 million and $(4) million for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, we had 1,066,941 outstanding warrants.  The warrants, each representing the right to purchase one share of our common stock, no par value per share, had an exercise price of $10.31 as of December 31, 2015, subject to adjustment.  The warrants expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,213	$1,538	$4,020
Unrealized holding gains (losses) arising during the year	(4,541)	3,855	(5,766)
Change in foreign currency exchange rate adjustment	(45)	(47)	19
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,294	(1,252)	1,834
Income tax benefit (expense)	1,147	(895)	1,369
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	145	10	(67)
Associated amortization of DAC, VOBA, DSI and DFEL	(27)	(32)	(29)
Income tax benefit (expense)	(41)	8	34
Balance as of end-of-year	$991	$3,213	$1,538
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$26	$(7)	$(61)
(Increases) attributable to:
Gross OTTI recognized in OCI during the year	(30)	(12)	(11)
Change in DAC, VOBA, DSI and DFEL	4	2	1
Income tax benefit (expense)	9	4	4
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	43	65	100
Change in DAC, VOBA, DSI and DFEL	(17)	(5)	(8)
Income tax benefit (expense)	(9)	(21)	(32)
Balance as of end-of-year	$26	$26	$(7)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$256	$163
Unrealized holding gains (losses) arising during the year	(241)	(250)	143
Change in foreign currency exchange rate adjustment	48	50	(19)
Change in DAC, VOBA, DSI and DFEL	2	2	5
Income tax benefit (expense)	66	69	(45)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(183)	(19)	(15)
Associated amortization of DAC, VOBA, DSI and DFEL	1	1	1
Income tax benefit (expense)	64	6	5
Balance as of end-of-year	$132	$139	$256
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(3)	$(5)	$(4)
Foreign currency translation adjustment arising during the year	(2)	2	(1)
Balance as of end-of-year	$(5)	$(3)	$(5)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(279)	$(219)	$(310)
Adjustment arising during the year	(21)	(96)	140
Income tax benefit (expense)	1	36	(49)
Balance as of end-of-year	$(299)	$(279)	$(219)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2015	2014	2013
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$145	$10	$(67)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(27)	(32)	(29)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	118	(22)	(96)	operations before taxes
Income tax benefit (expense)	(41)	8	34	Federal income tax expense (benefit)
Reclassification, net of income tax	$77	$(14)	$(62)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$2	$65	$100	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	(5)	(8)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	2	60	92	operations before taxes
Income tax benefit (expense)	-	(21)	(32)	Federal income tax expense (benefit)
Reclassification, net of income tax	$2	$39	$60	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$(190)	$(22)	$(21)	Net investment income
Interest rate contracts	1	3	3	Interest and debt expense
Foreign currency contracts	6	-	3	Net investment income
Total gross reclassifications	(183)	(19)	(15)
Associated amortization of DAC,
VOBA, DSI and DFEL	1	1	1	Commissions and other expenses
Reclassifications before income				Income (loss) from continuing
tax benefit (expense)	(182)	(18)	(14)	operations before taxes
Income tax benefit (expense)	64	6	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$(118)	$(12)	$(9)	Net income (loss)

15.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Total realized gain (loss) related to certain investments (1)	$(88)	$(18)	$(98)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(45)	(54)	48
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(77)	(35)	(39)
Associated amortization of DAC, VOBA, DSI and DFEL	14	6	9
Variable annuity net derivatives results: (4)
Gross gain (loss)	56	159	(60)
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(12)	5
Realized gain (loss) on sale of subsidiaries/businesses (5)	(3)	(46)	-
Total realized gain (loss)	$(151)	$-	$(135)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

(5)	See “LFM” in Note 3.

16.  Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Commissions	$2,071	$2,092	$1,962
General and administrative expenses	1,701	1,640	1,630
Expenses associated with reserve financing and unrelated LOCs	73	68	64
DAC and VOBA deferrals and interest, net of amortization	(226)	(432)	(640)
Broker-dealer expenses	432	408	387
Specifically identifiable intangible asset amortization	4	4	4
Media expenses	29	60	62
Taxes, licenses and fees	234	239	232
Total	$4,318	$4,079	$3,701

17.  Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain U.S. defined benefit pension plans in which many of our U.S. employees and agents are participants, and a U.K. plan we retained after the sale of the Lincoln UK business.  Our defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits.  We comply with the minimum funding requirements in both the U.S. and the U.K.  In accordance with such practice, we were required to contribute $11 million and $6 million for the years ended December 31, 2015 and 2014, respectively.  We elected to contribute an additional $25 million during December 2015.    We do not expect to be required to make any contributions to these pension plans in 2016. We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired employees and agents.  Total net periodic cost (recovery) for these plans was $(6) million, $(4) million and $(1) million during 2015, 2014 and 2013, respectively.  In 2016, we expect to make benefit payments of approximately $132 million for these plans.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2015	2014	2015	2014

			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$1,434	$1,522	$52	$48
Projected benefit obligation	1,607	1,708	97	103
Funded status of plan	$(173)	$(186)	$(45)	$(55)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$28	$34	$2	$1
Other liabilities	(201)	(220)	(47)	(56)
Net amount recognized	$(173)	$(186)	$(45)	$(55)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	4.29%	3.88%	4.50%	4.00%

Net periodic benefit cost:
Weighted-average discount rate	3.88%	4.64%	4.00%	4.50%
Expected return on plan assets	6.87%	6.90%	6.50%	6.50%

The discount rate was determined based on a corporate yield curve as of December 31, 2015, and projected benefit obligation cash flows.  The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate these assumptions each plan year.

In October 2014, the Society of Actuaries published updated mortality tables that were incorporated into our assumptions, resulting in an increase in our pension plans’ benefit obligation of $55 million, pre-tax.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2015	2014

Fixed maturity securities:
Corporate bonds	$355	$454
U.S. government bonds	207	161
Foreign government bonds	145	166
State and municipal bonds	32	33
Common and preferred stock	542	554
Cash and invested cash	151	152
Other investments	54	50
Total	$1,486	$1,570

See “Fair Value Measurement” in Note 1 for discussion on how we categorize our pension plans’ assets into the three-level fair value hierarchy.  See “Financial Instruments Carried at Fair Value” in Note 20 for a summary of our fair value measurement of our pension plans’ assets by the three-level fair value hierarchy.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible employees and agents.  We administer these plans in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986.  For the years ended December 31, 2015, 2014 and 2013, expenses for these plans were $82 million, $78 million and $72 million, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former employees, agents and non-employee directors.  The results of certain notional investment options within some of the plans are hedged by total return swaps.  Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options.  Participants of certain plans are able to select our stock as an investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans.  For further discussion of total return swaps related to our deferred compensation plans, see Note 6.  For the years ended December 31, 2015, 2014 and 2013, expenses for these plans were $10 million, $23 million and $38 million.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2015	2014
Total liabilities (1)	$483	$495
Investments dedicated to fund liabilities (2)	151	160

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

18.  Stock-Based Incentive Compensation Plans

LNC Stock-Based Incentive Plans

We sponsor three stock-based incentive plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to service-vested shares), stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) among other types of awards.  We issue new shares to satisfy option exercises and vested performance shares and RSUs.

Total compensation expense (in millions) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2015	2014	2013
Stock options	$7	$9	$9
Performance shares	12	12	10
SARs	-	2	5
RSUs	22	15	16
Total	$41	$38	$40

Recognized tax benefit	$14	$13	$14

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$8	1.4	$8	1.5	$9	1.9
Performance shares	11	1.0	9	1.5	9	1.5
SARs	1	3.0	3	3.2	3	3.4
RSUs	24	1.0	21	1.0	18	1.2
Total unrecognized stock-based
incentive compensation expense	$44		$41		$39

In the first quarter of 2015, a performance period from 2015-2017 was approved for our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 41%, LNC stock options representing approximately 24% and LNC performance shares representing approximately 35% of the total award.  LNC RSUs granted for this period cliff-vest on the third anniversary of the grant date, based solely on a service condition.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero  to  200% of the target award.  For the 2015-2017 performance period, a total of 481,900 LNC RSUs, 502,664 LNC stock options and 161,255 LNC performance shares were granted.

In the first quarter of 2014, a performance period from 2014-2016 was approved for our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 37%, LNC stock options representing approximately 25% and LNC performance shares representing approximately 38% of the total award.  LNC RSUs granted for this period cliff-vest on the third anniversary of the grant date, based solely on a service condition.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero  to  200% of the target award.  For the 2014-2016 performance period, a total of 462,231 LNC RSUs, 490,852 LNC stock options and 182,149 LNC performance shares were granted.

In the first quarter of 2013, a performance period from 2013-2015 was approved for our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 29%, LNC stock options representing approximately 35% and LNC performance shares representing approximately 36% of the total award.  LNC RSUs granted for this period cliff-vest on the third anniversary of the grant date, based solely on a service condition.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero to 200% of the target award.  For the 2013-2015 performance period, a total of 583,404 LNC RSUs, 1,011,365 LNC stock options and 260,114 LNC performance shares were granted.

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Weighted-average fair value per option granted	$13.00	$12.95	$7.39
Assumptions:
Dividend yield	1.9%	2.2%	2.4%
Expected volatility	28.0%	33.2%	34.1%
Risk-free interest rate	1.4-1.7%	0.9-1.8%	0.6-0.9%
Expected life (in years)	5.5	5.4	5.6

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

Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2014	1,071,747	$47.93
Granted – original	90,239	57.65
Exercised (includes shares tendered)	(131,121)	39.60
Forfeited or expired	(22,785)	40.46
Outstanding as of December 31, 2015	1,008,080	$50.05	2.28	$3

Vested or expected to vest as of December 31, 2015 (1)	952,889	$49.96	2.21	$3

Exercisable as of December 31, 2015	897,697	$49.86	2.13	$2

(1)	Includes estimated forfeitures.

The total fair value of options with performance conditions vested during each of the years ended December 31, 2015, 2014 and 2013, was $1 million.  The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $2 million,  $2 million and $1 million, respectively.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2014	3,923,693	$38.65
Granted – original	502,664	58.25
Exercised (includes shares tendered)	(1,249,442)	39.05
Forfeited or expired	(152,567)	48.76
Outstanding as of December 31, 2015	3,024,348	$41.23	6.14	$38

Vested or expected to vest as of December 31, 2015 (1)	2,880,077	$40.97	5.99	$36

Exercisable as of December 31, 2015	2,017,776	$37.65	5.04	$32

(1)	Includes estimated forfeitures.

The total fair value of options with service conditions vested during the years ended December 31, 2015, 2014 and 2013, was $7 million, $7 million and $6 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $25 million, $18 million and $6 million, respectively.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2014	702,426	$37.36
Granted	161,255	68.35
Vested	(291,455)	29.69
Forfeited	(34,339)	49.05
Nonvested as of December 31, 2015	537,887	$49.52

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

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  The SARs liability as of December 31, 2015 and 2014, was $3 million and $5 million, respectively, and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Weighted-average fair value per SAR granted	$14.22	$13.64	$7.47
Assumptions:
Dividend yield	1.6%	1.5%	2.2%
Expected volatility	29.8%	32.7%	30.5%
Risk-free interest rate	1.8%	1.7%	1.0%
Expected life (in years)	5.0	5.0	5.0

The assumptions above are the same as those discussed for options above, except the dividend yield is based on the current dividend rate at the date of grant, expected volatility is based on the implied volatility of exchange-traded securities and the expected life represents the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2014	307,959	$34.28
Granted – original	48,451	57.64
Exercised (includes shares tendered)	(85,713)	30.18
Forfeited or expired	(5,826)	38.92
Outstanding as of December 31, 2015	264,871	$39.61	2.33	$3

Vested or expected to vest as of December 31, 2015 (1)	248,111	$39.70	2.32	$3

Exercisable as of December 31, 2015	155,909	$35.01	1.79	$2

(1)	Includes estimated forfeitures.

The payment for SARs exercised during the years ended December 31, 2015,  2014  and 2013, was $2 million, $2 million and $1 million, respectively.

RSUs

We award RSUs under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our RSUs was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2014	1,527,675	$34.30
Granted	481,900	58.08
Vested	(613,391)	26.33
Forfeited	(96,185)	43.32
Outstanding as of December 31, 2015	1,299,999	$46.21

19.  Statutory Information and Restrictions

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities:  LNL, First Penn-Pacific Life Insurance Company (“FPP”), Lincoln Reinsurance Company of South Carolina, Lincoln Life & Annuity Company of New York (“LLANY”), Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont II, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont V and Lincoln Reinsurance Company of Vermont VI.

	As of December 31,
	2015	2014
U.S. capital and surplus	$7,815	$8,200

	For the Years Ended December 31,
	2015	2014	2013
U.S. net gain (loss) from operations, after-tax	$635	$1,225	$494
U.S. net income (loss)	838	1,456	561
U.S. dividends to LNC holding company	1,175	785	725

Comparison of 2015 to 2014

Statutory net income (loss) decreased due primarily to the recapture in 2014 of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer, a change in estimate on reserves for certain products in 2014 and a decrease in favorable tax items.

Comparison of 2014 to 2013

Statutory net income (loss) increased due primarily to the recapture of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer, a change in estimate on reserves for certain products and a lower effective tax rate due to the use of tax credit carryforwards.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York.  The Vermont insurance subsidiaries also have an accounting practice permitted by the state of Vermont that differs from that found in NAIC SAP.  Specifically, the permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2015 and 2014.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2015	2014
Calculation of reserves using the Indiana universal life
method	$109	$140
Calculation of reserves using continuous CARVM	(1)	(1)
Conservative valuation rate on certain annuities	(43)	(39)
Lesser of LOC and XXX additional reserve as surplus	2,835	2,751

During the third quarter of 2013, the New York State Department of Financial Services (“NYDFS”) announced that it would not recognize the NAIC revisions to Actuarial Guideline 38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY.  LLANY discontinued the sale of these products in early 2013, but the change affects those policies sold prior to that time.  We began phasing in the increase in reserves over five years beginning in 2013.  As of December 31, 2015, we have increased reserves by $270 million.  The additional increase in reserves over the next two years is subject to ongoing discussions with the NYDFS.  However, we do not expect the amount for each of the remaining years to exceed $90 million per year.

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.  Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC.  The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake.  As of December 31, 2015, the combined RBC ratio of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC was nearly five times the aforementioned company action level.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York domiciled insurance company, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect our domestic insurance subsidiaries could pay dividends of approximately $900  million in 2016 without prior approval from the respective state commissioner.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

20.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$84,964	$84,964	$86,240	$86,240
VIEs’ fixed maturity securities	598	598	598	598
Equity securities	237	237	231	231
Trading securities	1,854	1,854	2,065	2,065
Mortgage loans on real estate	8,678	8,936	7,574	8,038
Derivative investments (1)	1,537	1,537	1,860	1,860
Other investments	1,778	1,778	1,709	1,709
Cash and invested cash	3,146	3,146	3,919	3,919
Other assets – reinsurance recoverable	268	268	154	154
Separate account assets	123,619	123,619	125,265	125,265

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,100)	(1,100)	(1,170)	(1,170)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(687)	(687)	(699)	(699)
Account values of certain investment contracts	(30,392)	(34,618)	(29,156)	(33,079)
Short-term debt (2)	-	-	(250)	(253)
Long-term debt	(5,582)	(5,505)	(5,270)	(5,707)
Reinsurance related embedded derivatives	(87)	(87)	(150)	(150)
VIEs’ liabilities – derivative instruments	(4)	(4)	(13)	(13)
Other liabilities:
Credit default swaps	(9)	(9)	(3)	(3)
Derivative liabilities (1)	(69)	(69)	(77)	(77)
GLB reserves embedded derivatives (3)	(953)	(953)	(174)	(174)

Benefit Plans’ Assets (4)	1,486	1,486	1,570	1,570

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	The difference between the carrying value and fair value of short-term debt as of December 31, 2014, related to current maturities of long-term debt.
(3)	Portions of our GLB reserves embedded derivatives are ceded to third-party reinsurance counterparties. Refer to Note 6 for additional detail.
(4)	Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for information regarding our benefit plans.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2015 and 2014, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 or 2014, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2015
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$70,878	$1,993	$72,931
ABS	-	1,056	45	1,101
U.S. government bonds	412	17	-	429
Foreign government bonds	-	413	111	524
RMBS	-	3,727	1	3,728
CMBS	-	366	10	376
CLOs	-	38	551	589
State and municipal bonds	-	4,480	-	4,480
Hybrid and redeemable preferred securities	48	664	94	806
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	8	65	164	237
Trading securities	160	1,621	73	1,854
Other investments	148	-	-	148
Derivative investments (1)	-	1,459	853	2,312
Cash and invested cash	-	3,146	-	3,146
Other assets – reinsurance recoverable	-	-	268	268
Separate account assets	1,053	122,566	-	123,619
Total assets	$1,889	$211,094	$4,163	$217,146

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,100)	$(1,100)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(87)	-	(87)
VIEs’ liabilities – derivative instruments	-	-	(4)	(4)
Other liabilities:
Credit default swaps	-	-	(9)	(9)
Derivative liabilities (1)	-	(546)	(298)	(844)
GLB reserves embedded derivatives	-	-	(953)	(953)
Total liabilities	$-	$(1,836)	$(2,364)	$(4,200)

Benefit Plans’ Assets	$156	$1,330	$-	$1,486

	As of December 31, 2014
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$71,400	$1,953	$73,416
ABS	-	1,097	33	1,130
U.S. government bonds	399	36	-	435
Foreign government bonds	-	432	109	541
RMBS	-	4,225	1	4,226
CMBS	-	555	15	570
CLOs	-	7	368	375
State and municipal bonds	-	4,593	-	4,593
Hybrid and redeemable preferred securities	45	854	55	954
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	7	67	157	231
Trading securities	-	1,992	73	2,065
Other investments	150	-	-	150
Derivative investments (1)	-	1,356	1,231	2,587
Cash and invested cash	-	3,919	-	3,919
Other assets – reinsurance recoverable	-	-	154	154
Separate account assets	1,539	123,726	-	125,265
Total assets	$2,203	$214,857	$4,149	$221,209

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,170)	$(1,170)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(150)	-	(150)
VIEs’ liabilities – derivative instruments	-	-	(13)	(13)
Other liabilities:
Credit default swaps	-	-	(3)	(3)
Derivative liabilities (1)	-	(562)	(242)	(804)
GLB reserves embedded derivatives	-	-	(174)	(174)
Total liabilities	$-	$(1,915)	$(1,602)	$(3,517)

Benefit Plans’ Assets	$116	$1,454	$-	$1,570

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2015
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,953	$4	$(140)	$118	$58	$1,993
ABS	33	-	-	12	-	45
Foreign government bonds	109	-	2	-	-	111
RMBS	1	4	-	(4)	-	1
CMBS	15	2	8	(15)	-	10
CLOs	368	-	1	194	(12)	551
Hybrid and redeemable
preferred securities	55	(1)	(3)	-	43	94
Equity AFS securities	157	2	3	3	(1)	164
Trading securities	73	3	(3)	-	-	73
Derivative investments	989	(90)	(41)	(303)	-	555
Other assets – reinsurance recoverable (5)	154	114	-	-	-	268
Future contract benefits – indexed annuity
and universal life contracts embedded
derivatives (5)	(1,170)	(57)	-	127	-	(1,100)
VIEs’ liabilities – derivative instruments (6)	(13)	9	-	-	-	(4)
Other liabilities:
Credit default swaps (7)	(3)	(6)	-	-	-	(9)
GLB reserves embedded derivatives (5)	(174)	(779)	-	-	-	(953)
Total, net	$2,547	$(795)	$(173)	$132	$88	$1,799

	For the Year Ended December 31, 2014
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,701	$9	$27	$197	$19	$1,953
ABS	10	-	1	-	22	33
Foreign government bonds	79	-	5	-	25	109
RMBS	1	-	-	-	-	1
CMBS	20	-	2	(13)	6	15
CLOs	179	(3)	7	136	49	368
State and municipal bonds	28	-	1	-	(29)	-
Hybrid and redeemable
preferred securities	66	-	(1)	(5)	(5)	55
Equity AFS securities	161	4	(3)	(5)	-	157
Trading securities	52	4	8	10	(1)	73
Derivative investments	1,266	72	356	(279)	(426)	989
Other assets – reinsurance recoverable: (5)	27	127	-	-	-	154
Future contract benefits: (5)
Indexed annuity and IUL
contracts embedded derivatives	(1,048)	(210)	-	88	-	(1,170)
GLB reserves embedded derivatives	1,244	-	-	-	(1,244)	-
VIEs’ liabilities – derivative instruments (6)	(27)	14	-	-	-	(13)
Other liabilities:
Credit default swaps (7)	(2)	(1)	-	-	-	(3)
GLB reserves embedded derivatives (5)	(27)	(1,391)	-	-	1,244	(174)
Total, net	$3,730	$(1,375)	$403	$129	$(340)	$2,547

	For the Year Ended December 31, 2013
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,491	$(18)	$(2)	$316	$(86)	$1,701
ABS	14	-	1	29	(34)	10
U.S. government bonds	1	-	-	(1)	-	-
Foreign government bonds	46	-	-	33	-	79
RMBS	3	-	-	(2)	-	1
CMBS	27	1	6	(6)	(8)	20
CLOs	154	(1)	4	50	(28)	179
State and municipal bonds	32	-	(4)	-	-	28
Hybrid and redeemable
preferred securities	118	-	13	(35)	(30)	66
Equity AFS securities	87	(1)	2	73	-	161
Trading securities	56	3	(7)	(6)	6	52
Derivative investments	2,026	(681)	96	(175)	-	1,266
Future contract benefits: (5)
Indexed annuity and IUL
contracts embedded derivatives	(732)	(356)	-	40	-	(1,048)
GLB reserves embedded derivatives	(909)	2,153	-	-	-	1,244
VIEs’ liabilities – derivative instruments (6)	(128)	101	-	-	-	(27)
Other liabilities – credit default swaps (7)	(11)	9	-	-	-	(2)
Total, net	$2,275	$1,210	$109	$316	$(180)	$3,730

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
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

 The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$359	$(38)	$(44)	$(119)	$(40)	$118
ABS	13	-	-	(1)	-	12
RMBS	-	(4)	-	-	-	(4)
CMBS	-	-	-	(14)	(1)	(15)
CLOs	217	-	-	(23)	-	194
Equity AFS securities	43	(40)	-	-	-	3
Derivative investments	179	(162)	(320)	-	-	(303)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(51)	-	-	178	-	127
Total, net	$760	$(244)	$(364)	$21	$(41)	$132

	For the Year Ended December 31, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$600	$(75)	$(115)	$(51)	$(162)	$197
CMBS	-	-	-	(13)	-	(13)
CLOs	187	-	-	(46)	(5)	136
Hybrid and redeemable preferred
securities	-	(5)	-	-	-	(5)
Equity AFS securities	-	(5)	-	-	-	(5)
Trading securities	14	-	-	(4)	-	10
Derivative investments	160	(87)	(352)	-	-	(279)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(69)	-	-	157	-	88
Total, net	$892	$(172)	$(467)	$43	$(167)	$129

	For the Year Ended December 31, 2013
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$533	$(51)	$(47)	$(49)	$(70)	$316
ABS	30	-	-	(1)	-	29
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	50	-	(17)	-	-	33
RMBS	-	-	-	(2)	-	(2)
CMBS	-	-	-	(4)	(2)	(6)
CLOs	74	-	-	(24)	-	50
Hybrid and redeemable preferred
securities	-	(35)	-	-	-	(35)
Equity AFS securities	78	(5)	-	-	-	73
Trading securities	-	(3)	(1)	(2)	-	(6)
Derivative investments	152	(23)	(304)	-	-	(175)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(68)	-	-	108	-	40
Total, net	$849	$(117)	$(369)	$25	$(72)	$316

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Derivative investments (1)	$(102)	$(15)	$(752)
Embedded derivatives: (1)
Indexed annuity and IUL contracts	(84)	(37)	(44)
GLB reserves	(244)	(678)	2,444
VIEs’ liabilities – derivative instruments (2)	9	14	101
Credit default swaps (1)	(6)	(1)	9
Total, net	$(427)	$(717)	$1,758

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2015
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$224	$(166)	$58
Foreign government bonds	4	(4)	-
CLOs	4	(16)	(12)
Hybrid and redeemable preferred
securities	48	(5)	43
Equity AFS securities	-	(1)	(1)
Trading securities	4	(4)	-
Total, net	$284	$(196)	$88

	For the Year Ended December 31, 2014
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$475	$(456)	$19
ABS	26	(4)	22
Foreign government bonds	25	-	25
CMBS	6	-	6
CLOs	53	(4)	49
State and municipal bonds	-	(29)	(29)
Hybrid and redeemable preferred securities	17	(22)	(5)
Trading securities	10	(11)	(1)
Derivative investments	-	(426)	(426)
Future contract benefits – GLB reserves
embedded derivatives	-	(1,244)	(1,244)
Other liabilities – GLB reserves embedded
derivatives	1,244	-	1,244
Total, net	$1,856	$(2,196)	$(340)

	For the Year Ended December 31, 2013
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$373	$(459)	$(86)
ABS	-	(34)	(34)
CMBS	-	(8)	(8)
CLOs	-	(28)	(28)
Hybrid and redeemable preferred securities	20	(50)	(30)
Trading securities	8	(2)	6
Total, net	$401	$(581)	$(180)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the years ended December 31, 2015, 2014 and 2013 transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out for GLB reserves embedded derivatives represent reclassifications between future contract benefits and other assets or other liabilities.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the year ended December 31, 2015, the transfers from Level 2 to Level 1 of the fair value hierarchy were $172 million for our financial instruments carried at fair value which was attributable to quoted market prices becoming available.  For the years ended December 31, 2014 and 2013 the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2015:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,314	Discounted cash flow	Liquidity/duration adjustment (1)	0.1%	-	11.7%
ABS	25	Discounted cash flow	Liquidity/duration adjustment (1)	3.3%	-	3.3%
Foreign government bonds	77	Discounted cash flow	Liquidity/duration adjustment (1)	1.9%	-	4.4%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	2.1%	-	2.1%
Equity AFS and trading securities	27	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	8.8%
Other assets – reinsurance
recoverable	268	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	120%
			NPR (5)	0.02%	-	0.38%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	(1,100)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (6)			(8)
Other liabilities – GLB reserves
embedded derivatives	(953)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	120%
			NPR (5)	0.02%	-	0.38%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

21.  Segment Information

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

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
▪	Sales or disposals and impairments of securities;
▪	Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities;
▪	Changes in the fair value of the derivatives we own to hedge our GDB riders within our variable annuities;
▪	Changes in the fair value of the embedded derivatives of our GLB riders reflected within variable annuity net derivative results accounted for at fair value;
▪	Changes in the fair value of the derivatives we own to hedge our GLB riders reflected within variable annuity net derivative results; and
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

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Operating revenues:
Annuities	$4,120	$3,746	$3,321
Retirement Plan Services	1,101	1,090	1,071
Life Insurance	5,948	6,003	5,170
Group Protection	2,357	2,445	2,260
Other Operations	374	432	417
Excluded realized gain (loss), pre-tax	(329)	(165)	(274)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	3	3	3
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	(2)	-	1
Total revenues	$13,572	$13,554	$11,969

	For the Years Ended December 31,
	2015	2014	2013
Net Income (Loss)
Income (loss) from operations:
Annuities	$996	$925	$750
Retirement Plan Services	140	160	141
Life Insurance	370	612	544
Group Protection	43	23	71
Other Operations	(154)	(109)	(122)
Excluded realized gain (loss), after-tax	(214)	(106)	(178)
Income (loss) from reserve changes (net of related amortization)
on business sold through reinsurance, after-tax	2	2	2
Benefit ratio unlocking, after-tax	(29)	7	36
Income (loss) from continuing operations, after-tax	1,154	1,514	1,244
Income (loss) from discontinued operations, after-tax	-	1	-
Net income (loss)	$1,154	$1,515	$1,244

	For the Years Ended December 31,
	2015	2014	2013
Net Investment Income
Annuities	$1,004	$1,033	$1,044
Retirement Plan Services	846	831	827
Life Insurance	2,541	2,529	2,452
Group Protection	184	180	165
Other Operations	252	286	266
Total net investment income	$4,827	$4,859	$4,754

	For the Years Ended December 31,
	2015	2014	2013
Amortization of DAC and VOBA, Net of Interest
Annuities	$342	$362	$383
Retirement Plan Services	30	37	48
Life Insurance	831	655	447
Group Protection	80	57	53
Total amortization of DAC and VOBA, net of interest	$1,283	$1,111	$931

	For the Years Ended December 31,
	2015	2014	2013
Federal Income Tax Expense (Benefit)
Annuities	$262	$238	$177
Retirement Plan Services	49	51	49
Life Insurance	159	295	268
Group Protection	23	12	38
Other Operations	(86)	(57)	(71)
Excluded realized gain (loss)	(116)	(60)	(95)
Reserve changes (net of related amortization)
on business sold through reinsurance	1	1	1
Benefit ratio unlocking	(16)	3	20
Total federal income tax expense (benefit)	$276	$483	$387

	As of December 31,
	2015	2014
Assets
Annuities	$130,641	$130,316
Retirement Plan Services	32,649	33,678
Life Insurance	71,062	70,493
Group Protection	4,182	4,238
Other Operations	13,403	14,652
Total assets	$251,937	$253,377

22.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Interest paid	$265	$272	$260
Income taxes paid (received)	215	254	10
Significant non-cash investing and financing transactions:
Value of stock received from stock options exercised
through stock swap transactions	-	13	5
Other assets received in our financing transaction	252	-	-
Other investments received in our repurchase program	-	152	-

23.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015
Total revenues	$3,304	$3,381	$3,716	$3,171
Total expenses	2,942	2,932	3,448	2,820
Net income (loss)	300	344	227	283
Earnings (loss) per common share – basic:
Net income (loss)	1.17	1.37	0.91	1.15
Earnings (loss) per common share – diluted:
Net income (loss)	1.15	1.35	0.87	1.14

2014
Total revenues	$3,176	$3,282	$3,411	$3,685
Total expenses	2,749	2,745	2,810	3,253
Income (loss) from continuing operations	329	398	439	348
Income (loss) from discontinued operations,
net of federal income taxes	-	-	-	1
Net income (loss)	329	398	439	349
Earnings (loss) per common share – basic:
Income (loss) from continuing operations	1.25	1.52	1.69	1.35
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	1.25	1.52	1.69	1.35
Earnings (loss) per common share – diluted:
Income (loss) from continuing operations	1.21	1.48	1.65	1.32
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	1.21	1.48	1.65	1.32

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

(b)Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 101 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2013,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING” and “GENERAL – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2016.

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

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION & ANALYSIS,”  “EXECUTIVE COMPENSATION TABLES” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2015, regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 18 to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a brief description of our equity compensation plans.

	Number of		Weighted-	Number of
	securities to be		average	securities remaining
	issued upon		exercise	available for future
	exercise of		price of	issuance under
	outstanding		outstanding	equity compensation
	options,		options,	plans (excluding
	warrants		warrants	securities reflected
	and rights		and rights	in column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by shareholders	7,310,117	(1)(2)	$43.12	(3) 9,439,688 (4)
Equity compensation plans not approved by shareholders	-		-	-
Total	7,310,117		$43.12	9,439,688

(1)	This amount excludes outstanding stock options assumed in connection with our acquisition of Jefferson-Pilot (“JP”) as follows:

•	105,804 shares to be issued upon exercise of outstanding options as of December 31, 2015, under the JP Long-Term Stock Incentive Plan with a weighted-average exercise price of $53.60; and
•	14,313 shares to be issued upon exercise of outstanding options as of December 31, 2015, under the JP Non-Employee Directors Stock Option Plan with a weighted-average exercise price of $53.60.
•	No new awards may be issued under these plans.

(2)	This amount includes the following:

•

1,075,774 representing the number of performance share awards based on the maximum number of shares potentially payable under the awards.  537,887 represents the target number of performance share awards as of December 31, 2015, as set forth in Note 18 of the Notes to the Consolidated Financial Statements, included in Item 8 of the 2015 Form 10-K.  The performance share awards have not been earned as of December 31, 2015.  The number of shares, if any, to be issued pursuant to such awards will be determined based upon performance over the applicable three-year performance period.   The performance share awards are all granted under either the LNC 2009 Amended and Restated Incentive Compensation Plan (the “2009 ICP”) or the LNC 2014 Incentive Compensation Plan (the “2014 ICP”);

•	1,299,999 outstanding restricted stock units, which were granted under the 2009 ICP or the 2014 ICP;
•	2,904,231 outstanding stock options with service conditions granted under the 2009 ICP, the 2014 ICP, or the LNC Stock Option Plan for Non-Employee Directors (the “Directors’ Option Plan”);
•	1,008,080 outstanding options with performance conditions granted under the 2009 ICP; and
•

1,022,033 outstanding deferred stock units under deferred compensation plans for our employees, directors and agents.  These outstanding deferred stock units are vested and are not included in Note 18 of the Notes to the Consolidated Financial Statements, included in Part II – Item 8 of the 2015 Form 10-K.

(3)

The price in column (b) reflects the weighted average price of all outstanding options under any plan that, as of December 31, 2015, had been granted but not forfeited, expired or exercised.  Performance shares, restricted stock units, and deferred stock units are not included in determining the weighted average in column (b) because they have no exercise price.

(4)	Includes up to:

•	1,737,034 securities available for issuance in connection with awards under the 2009 ICP;
•	7,274,425 securities available for issuance in connection with awards under the 2014 ICP;
•	165,153 securities available for issuance in connection with stock options under the Directors’ Option Plan; and
•	263,076 securities available for issuance in connection with deferred stock units under the LNC Deferred Compensation Plan for Non-Employee Directors.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2016.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2016.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2015,  2014 and 2013

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2015,  2014 and 2013

Consolidated Statements of Cash Flows – Years ended December 31, 2015,  2014 and 2013

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

LINCOLN NATIONAL CORPORATION

Dated: February 25, 2016	By:	/s/ Randal J. Freitag
Randal J. Freitag
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

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

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” on page 38 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2015
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$386	$429	$429
Asset-backed securities	1,652	1,688	1,688
States, municipalities and political subdivisions	3,821	4,480	4,480
Mortgage-backed securities	3,930	4,104	4,104
Foreign governments	465	524	524
Public utilities	11,922	12,653	12,653
All other corporate bonds	59,055	60,280	60,280
Hybrid and redeemable preferred securities	762	806	806
Variable interest entities	596	598	598
Total available-for-sale fixed maturity securities	82,589	85,562	85,562

Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	173	171	171
Industrial, miscellaneous and all other	3	2	2
Nonredeemable preferred securities	50	64	64
Total available-for-sale equity securities	226	237	237

Trading securities	1,653	1,854	1,854
Mortgage loans on real estate	8,678	8,936	8,678
Real estate	17	N/A	17
Policy loans	2,545	N/A	2,545
Derivative investments (2)	1,731	1,537	1,537
Other investments	1,778	1,778	1,778
Total investments	$99,217		$102,208

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.
(2)	Derivative investment assets were offset by $69 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As of December 31,
	2015	2014

ASSETS
Investments in subsidiaries (1)	$16,499	$18,488
Derivative investments	253	298
Other investments	40	5
Cash and invested cash	681	666
Loans and accrued interest to subsidiaries (1)	2,522	2,495
Other assets	32	47
Total assets	$20,027	$21,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common dividends payable	$61	$51
Short-term debt	-	250
Long-term debt	5,331	5,021
Loans from subsidiaries (1)	521	453
Payables for collateral on investments	94	96
Other liabilities	403	388
Total liabilities	6,410	6,259

Contingencies and Commitments

Stockholders’ Equity
Common stock – 800,000,000 shares authorized	6,298	6,622
Retained earnings	6,474	6,022
Accumulated other comprehensive income (loss)	845	3,096
Total stockholders’ equity	13,617	15,740
Total liabilities and stockholders’ equity	$20,027	$21,999

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Dividends from subsidiaries (1)	$1,175	$791	$725
Interest from subsidiaries (1)	111	125	128
Net investment income	-	1	-
Realized gain (loss)	-	1	(9)
Other revenues	25	-	5
Total revenues	1,311	918	849
Expenses
Operating and administrative	38	39	46
Interest – subsidiaries (1)	7	6	5
Interest – other	270	280	282
Total expenses	315	325	333
Income (loss) before federal income taxes, equity in income (loss) of
subsidiaries, less dividends	996	593	516
Federal income tax expense (benefit)	(66)	(77)	(73)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	1,062	670	589
Equity in income (loss) of subsidiaries, less dividends	92	845	655
Net income (loss)	1,154	1,515	1,244
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(2,229)	1,591	(2,335)
Foreign currency translation adjustment	(2)	2	(1)
Funded status of employee benefit plans	(20)	(60)	91
Total other comprehensive income (loss), net of tax	(2,251)	1,533	(2,245)
Comprehensive income (loss)	$(1,097)	$3,048	$(1,001)

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$1,154	$1,515	$1,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries greater than distributions (1)	(92)	(845)	(655)
Realized (gain) loss	-	(1)	9
Change in federal income tax accruals	106	(32)	63
Other	(74)	(1)	(10)
Net cash provided by (used in) operating activities	1,094	636	651

Cash Flows from Investing Activities
Sales or maturities of investments	-	50	-
Investment acquisition	-	-	(25)
Capital contribution to subsidiaries (1)	(75)	(5)	(75)
Increase (decrease) in collateral on investments	(38)	(278)	315
Net cash provided by (used in) investing activities	(113)	(233)	215

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(250)	(500)	-
Issuance of long-term debt, net of issuance costs	300	-	400
Increase (decrease) in loans from subsidiaries, net (1)	68	(7)	405
Increase (decrease) in loans to subsidiaries, net (1)	(27)	-	(410)
Common stock issued for benefit plans and excess tax benefits	47	32	32
Repurchase of common stock	(900)	(650)	(450)
Dividends paid to common and preferred stockholders	(204)	(170)	(129)
Net cash provided by (used in) financing activities	(966)	(1,295)	(152)
Net increase (decrease) in cash and invested cash	15	(892)	714
Cash and invested cash as of beginning-of-year	666	1,558	844
Cash and invested cash as of end-of-year	$681	$666	$1,558

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2015
Annuities	$3,558	$2,095	$-	$21,162	$418
Retirement Plan Services	216	4	-	16,583	-
Life Insurance	5,496	10,595	-	38,706	649
Group Protection	240	2,347	-	170	2,163
Other Operations	-	5,667	-	741	16
Total	$9,510	$20,708	$-	$77,362	$3,246

	As of or For the Year Ended December 31, 2014
Annuities	$3,062	$1,569	$-	$21,070	$173
Retirement Plan Services	148	2	-	16,223	-
Life Insurance	4,749	10,347	-	37,280	558
Group Protection	248	2,249	-	183	2,252
Other Operations	-	5,890	-	756	5
Total	$8,207	$20,057	$-	$75,512	$2,988

	As of or For the Year Ended December 31, 2013
Annuities	$2,770	$138	$-	$21,269	$116
Retirement Plan Services	173	-	-	15,310	-
Life Insurance	5,713	9,058	-	36,997	486
Group Protection	230	2,033	-	200	2,084
Other Operations	-	6,022	-	772	1
Total	$8,886	$17,251	$-	$74,548	$2,687

(1)	Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2015
Annuities	$1,004	$1,259	$330	$1,317	$-
Retirement Plan Services	846	497	30	385	-
Life Insurance	2,541	3,938	831	650	-
Group Protection	184	1,638	80	573	-
Other Operations	252	220	-	394	-
Total	$4,827	$7,552	$1,271	$3,319	$-

	As of or For the Year Ended December 31, 2014
Annuities	$1,034	$959	$365	$1,252	$-
Retirement Plan Services	830	474	37	368	-
Life Insurance	2,530	3,783	655	658	-
Group Protection	180	1,778	57	574	-
Other Operations	285	217	-	380	-
Total	$4,859	$7,211	$1,114	$3,232	$-

	As of or For the Year Ended December 31, 2013
Annuities	$1,044	$835	$390	$1,113	$-
Retirement Plan Services	827	470	48	363	-
Life Insurance	2,452	3,283	447	628	-
Group Protection	165	1,562	53	537	-
Other Operations	266	222	-	387	-
Total	$4,754	$6,372	$938	$3,028	$-

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2015
Individual life insurance in force (1)	$1,032,900	287,400	10,400	$755,900	1.4%
Premiums:
Life insurance and annuities (2)	8,112	1,289	58	6,881	0.8%
Accident and health insurance	1,417	22	15	1,410	1.1%
Total premiums	$9,529	$1,311	$73	$8,291

	As of or For the Year Ended December 31, 2014
Individual life insurance in force (1)	$1,034,800	$292,800	$1,500	$743,500	0.2%
Premiums:
Life insurance and annuities (2)	7,579	1,381	7	6,205	0.1%
Accident and health insurance	1,485	29	-	1,456	0.0%
Total premiums	$9,064	$1,410	$7	$7,661

	As of or For the Year Ended December 31, 2013
Individual life insurance in force (1)	$990,600	$313,200	$1,700	$679,100	0.3%
Premiums:
Life insurance and annuities (2)	6,644	1,247	8	5,405	0.1%
Accident and health insurance	1,379	28	-	1,351	0.0%
Total premiums	$8,023	$1,275	$8	$6,756

(1)	Includes Group Protection segment and Other Operations in-force amounts.
(2)	Includes insurance fees on universal life and other interest-sensitive products.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 8, 2013.

3.2	Amended and Restated Bylaws of LNC (effective May 23, 2013) are incorporated by reference to Exhibit 3.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2013.

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

4.9	Form of 7.00% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.10	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.11	Form of 6.15% Senior Notes due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.12	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.13	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.14	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.15	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.

4.16	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.17	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.18	Form of 4.85% Senior Notes due 2021 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.

4.19	Form of 4.20% Senior Notes due 2022 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 29, 2012.

4.20	Form of 4.00% Senior Notes due 2023 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.

4.21	Form of 3.50% Senior Notes due 2025 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 9, 2015.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

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

10.5	2016 Non-Employee Director Fees are filed herewith.*

10.6	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.7	The Severance Plan for Officers of LNC (Amended and Restated effective as of December 31, 2015) is filed herewith.*

10.8	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.9

LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective December 31, 2013, is incorporated by reference to Exhibit 10.13 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2013.*

10.10

Amendment No. 1 to the LNC Deferred Compensation & Supplemental/Excess Retirement Plan, dated December 18, 2014, is incorporated by reference to Exhibit 10.15 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.11	Amendment No. 2 to the LNC Deferred Compensation & Supplemental/Excess Retirement Plan, effective December 31, 2015, is filed herewith.*

10.12	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.13

Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.14	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.15

Amendment No. 1 to the LNC Executives’ Severance Benefit Plan (effective November 9, 2011) is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2011.*

10.16	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.17

LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File NO. 1-6028) for the year ended December 31, 2008.*

10.18

Form of 2008 Non-Qualified Stock Option Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.19	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.20	Form of Restricted Stock Unit Award Agreement is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.21	Form of Non-Qualified Stock Option Award Agreement is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.22

Amendment #1 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.28 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.23

Amendment #2 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.29 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.24

Form of 2014-2016 Performance Cycle Agreement for the Senior Management Committee and the Corporate Leadership Group under the LNC 2009 Amended and Restated Incentive Compensation Plan is incorporated by Reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2014.*

10.25

Form of 2012-2014 Performance Cycle Agreement for the CEO under the LNC 2009 Amended and Restated Incentive Compensation Plan is incorporated by Reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2014.*

10.26

Form of 2012-2014 Performance Cycle Agreement under the LNC 2009 Amended and Restated Incentive Compensation Plan is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.27

Form of Restricted Stock Unit Award Agreement for 2015 under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.28

Form of Nonqualified Stock Option Agreement under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.29

Form of 2015-2017 Performance Cycle Agreement for 2015 under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.30

LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.31

Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.32

Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iv) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.33

Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.34

Jefferson Pilot Corporation forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.2 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.35

Jefferson Pilot Corporation forms of stock option terms for officers are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.1 of  Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.36

Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.55 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.37

Agreement, Waiver and General Release, dated March 3, 2015, between the Company and Charles C. Cornelio is incorporated by reference to Exhibit 10 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 3, 2015.*

10.38

Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

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

10.43

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.44

Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

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
** Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. LNC will furnish supplementally a copy of the schedule to the SEC, upon request.

We will furnish to the SEC, upon request, a copy of any of our long-term debt agreements not otherwise filed with the SEC.