Form 10-Q
period 2016-03-31
LINCOLN NATIONAL CORP
filed 2016-05-05
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 239,007,140 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2016 – $82,623; 2015 – $81,993)	$88,064	$84,964
Variable interest entities’ fixed maturity securities (amortized cost: 2016 – $597; 2015 – $596)	599	598
Equity securities (cost: 2016 – $231; 2015 – $226)	245	237
Trading securities	1,864	1,854
Mortgage loans on real estate	8,916	8,678
Real estate	17	17
Policy loans	2,533	2,545
Derivative investments	2,085	1,537
Other investments	2,048	1,778
Total investments	106,371	102,208
Cash and invested cash	3,177	3,146
Deferred acquisition costs and value of business acquired	8,984	9,510
Premiums and fees receivable	401	376
Accrued investment income	1,108	1,070
Reinsurance recoverables	5,597	5,623
Funds withheld reinsurance assets	630	629
Goodwill	2,273	2,273
Other assets	3,671	3,454
Separate account assets	123,506	123,619
Total assets	$255,718	$251,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$21,438	$20,708
Other contract holder funds	77,475	77,362
Long-term debt	5,650	5,553
Reinsurance related embedded derivatives	111	87
Funds withheld reinsurance liabilities	597	638
Deferred gain on business sold through reinsurance	79	98
Payables for collateral on investments	5,017	4,657
Variable interest entities’ liabilities	-	4
Other liabilities	7,187	5,565
Separate account liabilities	123,506	123,619
Total liabilities	241,060	238,291

Contingencies and Commitments (See Note 8)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 239,005,252 and 243,835,893 shares
issued and outstanding as of March 31, 2016, and December 31, 2015, respectively	6,162	6,298
Retained earnings	6,565	6,474
Accumulated other comprehensive income (loss)	1,931	845
Total stockholders’ equity	14,658	13,617
Total liabilities and stockholders’ equity	$255,718	$251,908

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2016	2015
Revenues
Insurance premiums	$816	$790
Fee income	1,235	1,222
Net investment income	1,172	1,187
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(56)	(20)
Portion of loss recognized in other comprehensive income	20	7
Net other-than-temporary impairment losses on securities recognized in earnings	(36)	(13)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(78)	(35)
Total realized gain (loss)	(114)	(48)
Amortization of deferred gain on business sold through reinsurance	18	18
Other revenues	116	135
Total revenues	3,243	3,304
Expenses
Interest credited	633	625
Benefits	1,331	1,236
Commissions and other expenses	976	1,013
Interest and debt expense	68	68
Total expenses	3,008	2,942
Income (loss) before taxes	235	362
Federal income tax expense (benefit)	27	62
Net income (loss)	208	300
Other comprehensive income (loss), net of tax	1,086	557
Comprehensive income (loss)	$1,294	$857

Net Income (Loss) Per Common Share
Basic	$0.86	$1.17
Diluted	0.82	1.15

Cash Dividends Declared Per Common Share	$0.25	$0.20

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2016	2015

Common Stock
Balance as of beginning-of-year	$6,298	$6,622
Stock compensation/issued for benefit plans	6	27
Retirement of common stock/cancellation of shares	(142)	(156)
Balance as of end-of-period	6,162	6,493

Retained Earnings
Balance as of beginning-of-year	6,474	6,022
Net income (loss)	208	300
Retirement of common stock	(58)	(194)
Common stock dividends declared	(59)	(51)
Balance as of end-of-period	6,565	6,077

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	845	3,096
Other comprehensive income (loss), net of tax	1,086	557
Balance as of end-of-period	1,931	3,653
Total stockholders’ equity as of end-of-period	$14,658	$16,223

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$208	$300
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	5	(42)
Trading securities purchases, sales and maturities, net	28	12
Change in premiums and fees receivable	(25)	21
Change in accrued investment income	(38)	(80)
Change in future contract benefits and other contract holder funds	262	162
Change in reinsurance related assets and liabilities	(286)	(178)
Change in federal income tax accruals	(38)	(28)
Realized (gain) loss	114	48
Amortization of deferred gain on business sold through reinsurance	(18)	(18)
Other	83	99
Net cash provided by (used in) operating activities	295	296

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,291)	(2,629)
Sales of available-for-sale securities	1,502	142
Maturities of available-for-sale securities	1,269	1,041
Purchases of other investments	(5,230)	(3,646)
Sales or maturities of other investments	4,713	3,455
Increase (decrease) in payables for collateral on investments	357	634
Other	(27)	(32)
Net cash provided by (used in) investing activities	(707)	(1,035)

Cash Flows from Financing Activities
Issuance of long-term debt, net of issuance costs	-	298
Deposits of fixed account values, including the fixed portion of variable	2,672	2,464
Withdrawals of fixed account values, including the fixed portion of variable	(1,413)	(1,408)
Transfers to and from separate accounts, net	(549)	(657)
Common stock issued for benefit plans and excess tax benefits	(7)	12
Repurchase of common stock	(200)	(350)
Dividends paid to common stockholders	(60)	(52)
Net cash provided by (used in) financing activities	443	307

Net increase (decrease) in cash and invested cash	31	(432)
Cash and invested cash as of beginning-of-year	3,146	3,919
Cash and invested cash as of end-of-period	$3,177	$3,487

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2015 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.  All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and the impact of the adoption on our financial statements:

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

		January 1, 2016	The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.
ASU 2015-02, Amendments to the Consolidation Analysis

This standard addresses consolidation accounting guidance related to limited partnerships, limited liability companies and securitization structures.  The new standard includes changes to existing consolidation models that eliminates the presumption that a general partner should consolidate a limited partnership, clarifies when fees paid to a decision maker should be a factor in the variable interest entities (“VIEs”) consolidation evaluation and reduces the VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds.

January 1, 2016

The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.  We have provided additional financial statement disclosures related to our limited partnerships in Note 3.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs

Debt issuance costs were previously recognized as a deferred charge in the balance sheet.  This amendment requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of that debt.  This standard does not change the recognition and measurement requirements related to debt issuance costs.  Retrospective application of the amendments in this ASU is required.

January 1, 2016

We have retrospectively reclassified approximately $29 million of our debt issuance costs from other assets to long-term debt on the Consolidated Balance Sheets as of December 31, 2015.  See ASU 2015-15 for debt issuance costs associated with line-of-credit arrangements.

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

This standard clarifies the accounting requirements for recognizing cloud computing arrangements.  Software licenses purchased through cloud computing arrangements should be accounted for in a manner consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract.

		January 1, 2016	The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.
ASU 2015-07, Disclosures for Certain Investments That Calculate Net Asset Value per Share (or its Equivalent)

This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  In addition, the standard removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, and limits those disclosures only to those investments for which the practical expedient has been elected.

		January 1, 2016	The adoption of this ASU did not result in a change to our financial statement disclosures.
ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

Given the absence of authoritative accounting guidance in ASU 2015-03 related to debt issuance costs for line-of-credit arrangements, this standard clarifies that the SEC Staff would not object to an entity deferring and presenting these debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.

		January 1, 2016	The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new accounting standards that may have an impact on our financial statements when adopted:

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers & ASU 2015-14, Revenue from Contracts with Customers; Deferral of the Effective Date

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

		Annual periods beginning January 1, 2016; interim periods within annual periods beginning January 1, 2017	We are currently evaluating these disclosure changes and will provide the additional required disclosures upon adoption.
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
ASU 2016-02, Leases

This standard establishes a new accounting model for leases.  Lessees will recognize most leases on the balance as a right-of-use asset and a related lease liability.  The lease liability is measured as the present value of the lease payments over the lease term with the right-of-use asset measured at the lease liability amount and including adjustments for certain lease incentives and initial direct costs.  Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP.  This ASU permits a modified retrospective adoption approach which includes a number of optional practical expedients that entities may elect upon adoption.  Early adoption is permitted.

		January 1, 2019	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

The amendments clarify that a change in the counterparty to a derivative instrument identified in a hedging relationship in and of itself does not require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The ASU may be adopted prospectively or through a modified retrospective approach.  Early adoption is permitted.

		January 1, 2017	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.
ASU 2016-06, Contingent Put and Call Options in Debt Instruments

The amendments clarify the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Upon adoption of this ASU, entities will be required to assess embedded call and put options solely in accordance with the four-step decision sequence that was developed by the FASB Derivatives Implementation Group.  The ASU should be adopted based on a modified retrospective basis for existing debt instruments.  Early adoption is permitted.

		January 1, 2017	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.
ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

These amendments clarify the implementation guidance on principal versus agent considerations in ASU 2014-09, including how an entity should identify the unit of accounting for the principal versus agent evaluation.  In addition, the amendments clarify how to apply the control principle to certain types of arrangements, such as service transactions by explaining what a principal controls before the good or service is transferred to the customer.  Transition requirements are consistent with ASU 2014-09.

		January 1, 2018	We are currently evaluating the impact of adopting this ASU, in coordination with ASU 2014-09, on our consolidated financial condition and results of operations.
ASU 2016-09, Improvements to Employee Share-based Payment Accounting

These amendments to current accounting guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than through additional paid in capital in the equity section of the balance sheet. The amendments also permit an employer to repurchase an employee’s shares at the maximum statutory tax rate in the employee’s applicable jurisdiction for tax withholding purposes without triggering liability accounting.  Finally, the amendments permit entities to make a one-time accounting policy election to account for forfeitures as they occur.  Specific adoption methods depend on the issue being adopted and range from prospective to retrospective adoption.  Early adoption is permitted, however all amendments must be adopted in the same period.

		January 1, 2017	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.
ASU 2016-10, Identifying Performance Obligations and Licensing

These amendments clarify, among other things, the accounting guidance in ASU 2014-09 regarding how an entity will determine whether promised goods or services are separately identifiable, which is an important consideration in determining whether to account for goods or services as a separate performance obligation.   Transition requirements are consistent with ASU 2014-09.

		January 1, 2018	We are currently evaluating the impact of adopting this ASU, in coordination with ASU 2014-09, on our consolidated financial condition and results of operations.

3.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2015 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of March 31, 2016:

	Amount and
	Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.21%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	A-	BB
Current rating of underlying reference obligations	AA - B	AAA - CCC
Number of defaults in underlying reference obligations	3	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying reference obligations by industry and rating as of March 31, 2016:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	5.4%	3.0%	0.0%	0.0%	0.0%	10.5%
Telecommunications	0.0%	0.0%	2.4%	7.2%	0.9%	0.5%	0.0%	11.0%
Oil and gas	0.3%	1.0%	1.4%	4.1%	1.2%	0.0%	0.0%	8.0%
Utilities	0.0%	0.0%	1.6%	3.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.6%	0.9%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	1.6%	1.8%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	1.6%	1.4%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.1%	0.7%	0.0%	0.0%	0.0%	2.8%
Sovereign	0.0%	1.2%	1.0%	0.7%	0.3%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.0%	1.2%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.5%	1.1%	1.5%	0.0%	0.0%	3.1%
Other	0.0%	4.1%	14.4%	17.6%	5.4%	0.7%	0.4%	42.6%
Total	0.6%	12.0%	36.0%	39.7%	10.1%	1.2%	0.4%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2016			As of December 31, 2015
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans (1)	N/A	$-	$599	N/A	$-	$598
Total return swap	1	476	-	1	479	-
Credit default swaps (2)	2	600	2	-	-	-
Total assets	3	$1,076	$601	1	$479	$598

Liabilities
Non-qualifying hedges:
Credit default swaps	-	$-	$-	2	$600	$4
Contingent forwards	2	-	-	2	-	-
Total liabilities (3)	2	$-	$-	4	$600	$4

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in other investments on our Consolidated Balance Sheets.
(3)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities underlying these VIEs, see Note 4.

As described more fully in Note 1 of our 2015 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of March 31, 2016.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Non-Qualifying Hedges
Credit default swaps	$6	$8
Contingent forwards	-	-
Total non-qualifying hedges (1)	$6	$8

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2015 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”), including qualified affordable housing projects, that we have concluded are VIEs.  We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs.  Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs.

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.2 billion as of March 31, 2016, and December 31, 2015.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $45 million and $47 million as of March 31, 2016, and December 31, 2015, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were less than $1 million for the three months ended March 31, 2016 and 2015.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of March 31, 2016.

4.  Investments

AFS Securities

See Note 1 in our 2015 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains and losses, OTTI and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2016
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$71,706	$5,516	$1,304	$21	$75,897
Asset-backed securities ("ABS")	1,029	44	21	(7)	1,059
U.S. government bonds	387	64	1	-	450
Foreign government bonds	463	69	-	-	532
Residential mortgage-backed securities ("RMBS")	3,505	208	35	(1)	3,679
Commercial mortgage-backed securities ("CMBS")	336	10	-	(3)	349
Collateralized loan obligations ("CLOs")	627	3	3	(1)	628
State and municipal bonds	3,873	881	9	1	4,744
Hybrid and redeemable preferred securities	697	81	52	-	726
VIEs’ fixed maturity securities	597	2	-	-	599
Total fixed maturity securities	83,220	6,878	1,425	10	88,663
Equity securities	231	20	6	-	245
Total AFS securities	$83,451	$6,898	$1,431	$10	$88,908

	As of December 31, 2015
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$70,993	$3,924	$1,984	$2	$72,931
ABS	1,064	41	17	(13)	1,101
U.S. government bonds	386	45	2	-	429
Foreign government bonds	464	61	1	-	524
RMBS	3,566	186	36	(12)	3,728
CMBS	364	10	2	(4)	376
CLOs	588	1	3	(3)	589
State and municipal bonds	3,806	686	12	-	4,480
Hybrid and redeemable preferred securities	762	88	44	-	806
VIEs’ fixed maturity securities	596	2	-	-	598
Total fixed maturity securities	82,589	5,044	2,101	(30)	85,562
Equity securities	226	17	6	-	237
Total AFS securities	$82,815	$5,061	$2,107	$(30)	$85,799

(1)	Includes unrealized gains and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2016, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,683	$2,690
Due after one year through five years	18,384	19,380
Due after five years through ten years	19,069	19,560
Due after ten years	36,990	40,719
Subtotal	77,126	82,349
Structured securities (ABS, MBS, CLOs)	6,094	6,314
Total fixed maturity AFS securities	$83,220	$88,663

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2016
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$8,275	$507	$4,466	$820	$12,741	$1,327
ABS	225	9	268	33	493	42
U.S. government bonds	-	-	17	1	17	1
RMBS	337	15	578	34	915	49
CMBS	12	1	10	1	22	2
CLOs	194	2	43	-	237	2
State and municipal bonds	40	2	55	7	95	9
Hybrid and redeemable
preferred securities	38	1	141	51	179	52
Total fixed maturity securities	9,121	537	5,578	947	14,699	1,484
Equity securities	49	6	-	-	49	6
Total AFS securities	$9,170	$543	$5,578	$947	$14,748	$1,490

Total number of AFS securities in an unrealized loss position						1,362

	As of December 31, 2015
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$20,380	$1,364	$2,383	$623	$22,763	$1,987
ABS	213	4	274	29	487	33
U.S. government bonds	15	2	-	-	15	2
Foreign government bonds	37	1	-	-	37	1
RMBS	627	21	371	22	998	43
CMBS	116	2	11	2	127	4
CLOs	271	2	49	1	320	3
State and municipal bonds	129	8	27	4	156	12
Hybrid and redeemable
preferred securities	38	1	148	43	186	44
Total fixed maturity securities	21,826	1,405	3,263	724	25,089	2,129
Equity securities	47	6	-	-	47	6
Total AFS securities	$21,873	$1,411	$3,263	$724	$25,136	$2,135

Total number of AFS securities in an unrealized loss position						2,007

For information regarding our investments in VIEs, see Note 3.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2016
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$917	$355	$5	94
Six months or greater, but less than nine months	377	227	1	36
Nine months or greater, but less than twelve months	60	51	-	17
Twelve months or greater	184	128	17	58
Total	$1,538	$761	$23	205

	As of December 31, 2015
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1,584	$701	$2	138
Six months or greater, but less than nine months	76	85	-	19
Nine months or greater, but less than twelve months	39	38	-	2
Twelve months or greater	153	83	15	60
Total	$1,852	$907	$17	219

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased by $645 million for the three months ended March 31, 2016.  As discussed further below, we believe the unrealized loss position as of March 31, 2016, did not represent OTTI as (i) we did not intend to sell the fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost; (iii) the estimated future cash flows were equal to or greater than the amortized cost of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of March 31, 2016, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2016, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of March 31, 2016,  the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to credit spreads.  We assessed credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of March 31, 2016, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Balance as of beginning-of-year	$382	$380
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	35	13
Credit losses on securities for which an OTTI was previously recognized	5	2
Decreases attributable to:
Securities sold, paid down or matured	(9)	(13)
Balance as of end-of-period	$413	$382

During the three months ended March 31, 2016 and 2015, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of March 31, 2016
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$85	$(21)	$64	$63
ABS	200	7	207	108
RMBS	372	1	373	194
CMBS	33	3	36	42
CLOs	12	1	13	5
State and municipal bonds	4	(1)	3	1
Total	$706	$(10)	$696	$413

	As of December 31, 2015
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$31	$(2)	$29	$28
ABS	199	13	212	108
RMBS	365	12	377	193
CMBS	34	4	38	48
CLOs	11	3	14	5
Total	$640	$30	$670	$382

Mortgage Loans on Real Estate

See Note 1 in our 2015 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 21% and 10%, respectively, of mortgage loans on real estate as of March 31, 2016, and December 31, 2015.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	March 31,	December 31,
	2016	2015
Current	$8,916	$8,677
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Unamortized premium (discount)	2	3
Total carrying value	$8,916	$8,678

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2016	2015
Number of impaired mortgage loans on real estate	2	2

Principal balance of impaired mortgage loans on real estate	$8	$8
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Carrying value of impaired mortgage loans on real estate	$6	$6

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Balance as of beginning-of-year	$2	$3
Additions	-	-
Charge-offs, net of recoveries	-	-
Balance as of end-of-period	$2	$3

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Average carrying value for impaired mortgage loans on real estate	$6	$23
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

As described in Note 1 in our 2015 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of March 31, 2016			As of December 31, 2015
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$7,896	88.5%	2.06	$7,718	88.9%	2.06
65% to 74%	715	8.0%	1.68	653	7.5%	1.60
75% to 100%	300	3.4%	0.84	301	3.5%	0.83
Greater than 100%	5	0.1%	1.05	6	0.1%	1.05
Total mortgage loans on real estate	$8,916	100.0%		$8,678	100.0%

Alternative Investments

As of March 31, 2016, and December 31, 2015, alternative investments included investments in 192 and 190 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Fixed maturity AFS securities: (1)
Gross gains	$54	$2
Gross losses	(98)	(16)
Equity AFS securities:
Gross gains	-	-
Gross losses	-	-
Gain (loss) on other investments	(60)	(7)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(3)	(6)
Total realized gain (loss) related to certain investments, pre-tax	$(107)	$(27)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(36)	$(11)
ABS	(2)	(2)
RMBS	(2)	(2)
Gross OTTI recognized in net income (loss)	(40)	(15)
Associated amortization of DAC, VOBA, DSI and DFEL	4	2
Net OTTI recognized in net income (loss), pre-tax	$(36)	$(13)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$26	$9
Change in DAC, VOBA, DSI and DFEL	(6)	(2)
Net portion of OTTI recognized in OCI, pre-tax	$20	$7

Determination of Credit Losses on Corporate Bonds and ABS

As of March 31, 2016, and December 31, 2015, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2016, and December 31, 2015, 95% and 96%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2016, and December 31, 2015, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of  $4.1 billion and $3.6 billion, respectively, and a fair value of $3.5 billion and $3.3 billion, respectively.  As of March 31, 2016, and December 31, 2015,  96% of the fair value of our ABS portfolio was rated investment grade.  As of March 31, 2016, and December 31, 2015, the portion of our ABS portfolio rated below investment grade had an amortized cost of  $106 million and $107 million, respectively, and a  fair value of $89 million and $92 million, respectively.  Based upon the analysis discussed above, we believe as of March 31, 2016, and December 31, 2015, that we would recover the amortized cost of each fixed maturity security.

Determination of Credit Losses on MBS

As of March 31, 2016, and December 31, 2015, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between approximately 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of March 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$2,159	$2,159	$1,387	$1,387
Securities pledged under securities lending agreements (2)	246	237	242	231
Securities pledged under repurchase agreements (3)	507	562	673	739
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,105	2,978	2,355	3,391
Total payables for collateral on investments	$5,017	$5,936	$4,657	$5,748

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

(4)

Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets.  The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value of mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2016	2015
Collateral payable for derivative investments	$772	$378
Securities pledged under securities lending agreements	4	-
Securities pledged under repurchase agreements	(166)	9
Investments pledged for FHLBI	(250)	250
Total increase (decrease) in payables for collateral on investments	$360	$637

The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of March 31, 2016
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
RMBS	$-	$-	$-	$250	$250
Corporate bonds	-	-	100	152	252
Total	-	-	100	402	502
Securities Lending
Corporate bonds	246	-	-	-	246
Total	246	-	-	-	246
Total secured borrowings	$246	$-	$100	$402	$748

Gross amount of recognized liabilities for repurchase
agreements and securities lending					$748

Amounts related to agreements not included
in offsetting disclosures					$-

	As of December 31, 2015
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
RMBS	$-	$-	$-	$250	$250
Corporate bonds	-	-	275	148	423
Total	-	-	275	398	673
Securities Lending
Corporate bonds	242	-	-	-	242
Total	242	-	-	-	242
Total secured borrowings	$242	$-	$275	$398	$915

Gross amount of recognized liabilities for repurchase
agreements and securities lending					$914

Amounts related to agreements not included
in offsetting disclosures					$-

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we record the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge.  As of March 31, 2016, the fair value of all collateral received that we are permitted to sell or re-pledge was $178 million.  We have not sold or re-pledged this collateral.

Investment Commitments

As of March 31, 2016, our investment commitments were $1.4 billion, which included $732 million of LPs, $480 million of mortgage loans on real estate and $205 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2016, and December 31, 2015, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.8 billion, or 2% of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $1.2 billion, or 1% of our invested assets portfolio.

As of March 31, 2016, and December 31, 2015, our most significant investments in one industry were our investments in securities in the utilities industry with a fair value of $13.3 billion and $12.8 billion, respectively, or 13% of our invested assets portfolio, and our investments in securities in the consumer non-cyclical industry with a fair value of $13.3 billion and  $12.0 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio.  These concentrations include both AFS and trading securities.

5.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  See Note 1 in our 2015 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2015 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy, which information is incorporated herein by reference.  See Note 12 for additional disclosures related to the fair value of our derivative instruments and Note 3 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2016			As of December 31, 2015
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,873	$215	$210	$2,937	$192	$46
Foreign currency contracts (1)	942	90	14	910	84	2
Total cash flow hedges	3,815	305	224	3,847	276	48
Fair value hedges:
Interest rate contracts (1)	1,517	365	251	1,529	269	198
Non-Qualifying Hedges
Interest rate contracts (1)	80,003	2,179	504	71,898	1,088	330
Foreign currency contracts (1)	74	-	-	74	-	-
Equity market contracts (1)	30,044	626	627	27,882	680	269
Credit contracts (2)	103	-	12	103	-	9
Embedded derivatives:
GLB reserves (2)	-	-	1,916	-	-	953
Reinsurance related (3)	-	-	111	-	-	87
Indexed annuity and IUL contracts (4)	-	-	1,088	-	-	1,100
Total derivative instruments	$115,556	$3,475	$4,733	$105,333	$2,313	$2,994

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2016
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$10,685	$33,426	$23,461	$15,608	$1,213	$84,393
Foreign currency contracts (2)	120	120	327	449	-	1,016
Equity market contracts	19,766	7,880	2,097	17	284	30,044
Credit contracts	103	-	-	-	-	103
Total derivative instruments
with notional amounts	$30,674	$41,426	$25,885	$16,074	$1,497	$115,556

(1)	As of March 31, 2016, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of March 31, 2016, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2045.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$132	$139
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(144)	(150)
Foreign currency contracts	15	42
Change in foreign currency exchange rate adjustment	(11)	37
Change in DAC, VOBA, DSI and DFEL	(4)	-
Income tax benefit (expense)	50	25
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	(197)
Interest rate contracts (2)	-	1
Foreign currency contracts (1)	2	2
Foreign currency contracts (3)	4	-
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	1
Income tax benefit (expense)	(2)	68
Balance as of end-of-period	$34	$218

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$-
Foreign currency contracts (1)	2	2
Foreign currency contracts (2)	4	-
Total cash flow hedges	7	2
Fair value hedges:
Interest rate contracts (1)	(8)	(7)
Interest rate contracts (3)	8	9
Interest rate contracts (2)	(53)	(230)
Total fair value hedges	(53)	(228)
Non-Qualifying Hedges
Interest rate contracts (2)	975	441
Foreign currency contracts (2)	4	(1)
Equity market contracts (2)	(330)	(231)
Equity market contracts (4)	(1)	5
Credit contracts (2)	(3)	-
Embedded derivatives:
GLB reserves (2)	(963)	(378)
Reinsurance related (2)	(24)	(15)
Indexed annuity and IUL contracts (2)	6	(38)
Total derivative instruments	$(382)	$(443)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Offset to net investment income	$3	$3
Offset to realized gain (loss)	4	-
Offset to interest and debt expense	-	1

As of March 31, 2016, $15 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2016 and 2015, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our open credit default swaps for which we are the seller (dollars in millions) was as follows:

As of March 31, 2016
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BB+	2	$(1)	$45
3/20/2017 (3)	(4)	(5)	BB	3	(11)	58
				5	$(12)	$103

As of December 31, 2015
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	2	$(2)	$45
3/20/2017 (3)	(4)	(5)	BBB-	3	(7)	58
				5	$(9)	$103

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of these credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2015 Form 10-K.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2016	2015
Maximum potential payout	$103	$103
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$103	$103

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $12 million as of March 31, 2016.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2016, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2016, our exposure was $14 million.

The amounts recognized (in millions) by S&P credit rating of counterparty for which we had the right to reclaim cash collateral or were obligated to return cash collateral were as follows:

	As of March 31, 2016		As of December 31, 2015
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$295	$-	$92	$-
A+	56	(24)	67	-
A	1,377	(296)	866	(143)
A-	7	-	11	-
BBB+	424	(26)	351	-
	$2,159	$(346)	$1,387	$(143)

Balance Sheet Offsetting

Information related to our derivative instruments and the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2016
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$3,214	$-	$3,214
Gross amounts offset	(1,129)	-	(1,129)
Net amount of assets	2,085	-	2,085
Gross amounts not offset:
Cash collateral	(2,159)	-	(2,159)
Net amount	$(74)	$-	$(74)

Financial Liabilities
Gross amount of recognized liabilities	$489	$3,115	$3,604
Gross amounts offset	(261)	-	(261)
Net amount of liabilities	228	3,115	3,343
Gross amounts not offset:
Cash collateral	(346)	-	(346)
Net amount	$(118)	$3,115	$2,997

	As of December 31, 2015
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,250	$-	$2,250
Gross amounts offset	(713)	-	(713)
Net amount of assets	1,537	-	1,537
Gross amounts not offset:
Cash collateral	(1,387)	-	(1,387)
Net amount	$150	$-	$150

Financial Liabilities
Gross amount of recognized liabilities	$139	$2,140	$2,279
Gross amounts offset	(61)	-	(61)
Net amount of liabilities	78	2,140	2,218
Gross amounts not offset:
Cash collateral	(143)	-	(143)
Net amount	$(65)	$2,140	$2,075

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 12% and 17% for the three months ended March 31, 2016 and 2015, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deductions, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2016 (1)	2015 (1)
Return of Net Deposits
Total account value	$85,270	$85,345
Net amount at risk (2)	1,269	1,201
Average attained age of contract holders	63 years	63 years

Minimum Return
Total account value	$106	$111
Net amount at risk (2)	24	24
Average attained age of contract holders	75 years	75 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,397	$24,659
Net amount at risk (2)	1,359	1,345
Average attained age of contract holders	69 years	69 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Three
	Months Ended
	March 31,
	2016	2015
Balance as of beginning-of-year	$115	$89
Changes in reserves	15	6
Benefits paid	(14)	(6)
Balance as of end-of-period	$116	$89

Variable Annuity Contracts

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2016	2015
Asset Type
Domestic equity	$48,364	$48,362
International equity	18,060	18,382
Bonds	26,485	26,492
Money market	13,155	13,057
Total	$106,064	$106,293

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of March 31, 2016,  and 29% of total sales for the three months ended March 31, 2016.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2016.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of March 31, 2016, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $50 million.

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

On July 23, 2012, The Lincoln National Life Insurance Company was added as a noteholder defendant to a putative class action adversary proceeding (“adversary proceeding”) captioned Lehman Brothers Special Financing, Inc. v. Bank of America, N.A. et al., Adv. Pro. No. 10-03547 (JMP) and instituted under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York.  Plaintiff Lehman Brothers Special Financing Inc. sought to recover funds paid out to noteholders in accordance with the note agreements related to certain collateralized debt obligation transactions.  To avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, we have reached a confidential agreement to settle this matter.  We expect the case to be dismissed on the filing of a Stipulation of Dismissal with Prejudice.

See Note 13 in our 2015 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Common Stock
Balance as of beginning-of-year	243,835,893	256,551,440
Stock issued for exercise of warrants	24,813	946,926
Stock compensation/issued for benefit plans	660,605	1,473,401
Retirement/cancellation of shares	(5,516,059)	(6,043,265)
Balance as of end-of-period	239,005,252	252,928,502

Common Stock as of End-of-Period
Basic basis	239,005,252	252,928,502
Diluted basis	242,238,533	257,232,725

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Weighted-average shares, as used in basic calculation	241,676,363	255,495,650
Shares to cover exercise of outstanding warrants	1,101,947	1,852,122
Shares to cover non-vested stock	1,121,727	1,493,614
Average stock options outstanding during the period	1,806,644	3,842,146
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(291,520)	(350,927)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,332,808)	(2,747,382)
Shares repurchasable from measured but
unrecognized stock option expense	(1,103)	(60,519)
Average deferred compensation shares	1,039,929	1,037,000
Weighted-average shares, as used in diluted calculation	245,121,179	260,561,704

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the three months ended March 31, 2016 and 2015, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added the shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $7 million and $1 million for the three months ended March 31, 2016 and 2015, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2016	2015
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$991	$3,213
Unrealized holding gains (losses) arising during the period	2,469	1,150
Change in foreign currency exchange rate adjustment	7	(34)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(661)	(200)
Income tax benefit (expense)	(641)	(322)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(44)	184
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(7)
Income tax benefit (expense)	16	(62)
Balance as of end-of-period	$2,195	$3,692
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$26	$26
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(26)	(9)
Change in DAC, VOBA, DSI and DFEL	6	2
Income tax benefit (expense)	7	3
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	(14)	(3)
Change in DAC, VOBA, DSI and DFEL	4	(2)
Income tax benefit (expense)	3	2
Balance as of end-of-period	$6	$19
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$132	$139
Unrealized holding gains (losses) arising during the period	(129)	(108)
Change in foreign currency exchange rate adjustment	(11)	37
Change in DAC, VOBA, DSI and DFEL	(4)	-
Income tax benefit (expense)	50	25
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	7	(194)
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	1
Income tax benefit (expense)	(2)	68
Balance as of end-of-period	$34	$218
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(5)	$(3)
Foreign currency translation adjustment arising during the period	(2)	(1)
Balance as of end-of-period	$(7)	$(4)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(299)	$(279)
Adjustment arising during the period	2	8
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(297)	$(272)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2016	2015
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(44)	$184	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(2)	(7)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(46)	177	operations before taxes
Income tax benefit (expense)	16	(62)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(30)	$115	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$(3)	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	(2)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	(5)	operations before taxes
Income tax benefit (expense)	-	2	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$(3)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$(197)	Net investment income
Interest rate contracts	-	1	Interest and debt expense
Foreign currency contracts	6	2	Net investment income
Total gross reclassifications	7	(194)
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	1	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	6	(193)	operations before taxes
Income tax benefit (expense)	(2)	68	Federal income tax expense (benefit)
Reclassification, net of income tax	$4	$(125)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Total realized gain (loss) related to certain investments (1)	$(107)	$(27)
Realized gain (loss) on the mark-to-market on certain instruments (2)	8	12
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(23)	(26)
Associated amortization of DAC, VOBA, DSI and DFEL	1	5
Variable annuity net derivatives results: (4)
Gross gain (loss)	11	(15)
Associated amortization of DAC, VOBA, DSI and DFEL	(4)	4
Realized gain (loss) on sale of subsidiaries/businesses (5)	-	(1)
Total realized gain (loss)	$(114)	$(48)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

(4)

Includes the net difference in the change in embedded derivative reserves of our guaranteed living benefits (“GLB”) riders and the change in the fair value of the derivative investments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GLB and GDB riders, including the cost of purchasing the hedging instruments.

(5)	See Note 3 in our 2015 Form 10-K for more information.

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

LNC stock-based awards granted were as follows:

For the
Three
Months
Ended
March 31,
2016
10-year LNC stock options	776,895
Performance shares	291,298
RSUs	755,642
Non-employee:
SARs	63,807
Agent stock options	92,150
Director DSUs	10,526

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$88,064	$88,064	$84,964	$84,964
VIEs’ fixed maturity securities	599	599	598	598
Equity securities	245	245	237	237
Trading securities	1,864	1,864	1,854	1,854
Mortgage loans on real estate	8,916	9,350	8,678	8,936
Derivative investments (1)	2,085	2,085	1,537	1,537
Other investments (2)	2,048	2,048	1,778	1,778
Cash and invested cash	3,177	3,177	3,146	3,146
Other assets – reinsurance recoverable	433	433	268	268
Separate account assets	123,506	123,506	123,619	123,619

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,088)	(1,088)	(1,100)	(1,100)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(678)	(678)	(687)	(687)
Account values of certain investment contracts	(30,771)	(35,831)	(30,392)	(34,618)
Long-term debt	(5,650)	(5,350)	(5,553)	(5,505)
Reinsurance related embedded derivatives	(111)	(111)	(87)	(87)
VIEs’ liabilities – derivative instruments	-	-	(4)	(4)
Other liabilities:
Credit default swaps	(12)	(12)	(9)	(9)
Derivative liabilities (1)	(216)	(216)	(69)	(69)
GLB reserves embedded derivatives (3)	(1,916)	(1,916)	(953)	(953)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Includes credit default swaps in an asset position associated with consolidated VIEs.
(3)	Portions of our GLB reserves embedded derivatives are ceded to third-party reinsurance counterparties. Refer to Note 5 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2016, and December 31, 2015, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2016, or December 31, 2015, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2015 Form 10-K:

	As of March 31, 2016
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$73,712	$2,185	$75,897
ABS	-	1,015	44	1,059
U.S. government bonds	436	14	-	450
Foreign government bonds	-	421	111	532
RMBS	-	3,678	1	3,679
CMBS	-	340	9	349
CLOs	-	37	591	628
State and municipal bonds	-	4,744	-	4,744
Hybrid and redeemable preferred securities	48	586	92	726
VIEs’ fixed maturity securities	-	599	-	599
Equity AFS securities	9	69	167	245
Trading securities	162	1,628	74	1,864
Derivative investments (1)	-	2,657	818	3,475
Other investments (2)	151	-	2	153
Cash and invested cash	-	3,177	-	3,177
Other assets – reinsurance recoverable	-	-	433	433
Separate account assets	996	122,510	-	123,506
Total assets	$1,802	$215,187	$4,527	$221,516

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,088)	$(1,088)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(111)	-	(111)
Other liabilities:
Credit default swaps	-	-	(12)	(12)
Derivative liabilities (1)	-	(978)	(628)	(1,606)
GLB reserves embedded derivatives	-	-	(1,916)	(1,916)
Total liabilities	$-	$(2,292)	$(3,644)	$(5,936)

	As of December 31, 2015
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$70,878	$1,993	$72,931
ABS	-	1,056	45	1,101
U.S. government bonds	412	17	-	429
Foreign government bonds	-	413	111	524
RMBS	-	3,727	1	3,728
CMBS	-	366	10	376
CLOs	-	38	551	589
State and municipal bonds	-	4,480	-	4,480
Hybrid and redeemable preferred securities	48	664	94	806
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	8	65	164	237
Trading securities	160	1,621	73	1,854
Other investments	148	-	-	148
Derivative investments (1)	-	1,459	853	2,312
Cash and invested cash	-	3,146	-	3,146
Other assets – reinsurance recoverable	-	-	268	268
Separate account assets	1,053	122,566	-	123,619
Total assets	$1,889	$211,094	$4,163	$217,146

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,100)	$(1,100)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(87)	-	(87)
VIEs’ liabilities – derivative instruments	-	-	(4)	(4)
Other liabilities:
Credit default swaps	-	-	(9)	(9)
Derivative liabilities (1)	-	(546)	(298)	(844)
GLB reserves embedded derivatives	-	-	(953)	(953)
Total liabilities	$-	$(1,836)	$(2,364)	$(4,200)

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.
(2)	Includes credit default swaps in an asset position associated with consolidated VIEs.

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

	For the Three Months Ended March 31, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,993	$6	$18	$28	$140	$2,185
ABS	45	-	(1)	-	-	44
Foreign government bonds	111	-	-	-	-	111
RMBS	1	-	-	-	-	1
CMBS	10	-	-	(1)	-	9
CLOs	551	-	2	38	-	591
Hybrid and redeemable
preferred securities	94	-	(2)	-	-	92
Equity AFS securities	164	-	(1)	4	-	167
Trading securities	73	1	2	(1)	(1)	74
Derivative investments	555	(440)	92	(17)	-	190
Other investments (4)	-	2	-	-	-	2
Other assets – reinsurance recoverable (5)	268	165	-	-	-	433
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,100)	7	-	5	-	(1,088)
VIEs’ liabilities – derivative instruments (4)	(4)	4	-	-	-	-
Other liabilities:
Credit default swaps (4)	(9)	(3)	-	-	-	(12)
GLB reserves embedded derivatives (5)	(953)	(963)	-	-	-	(1,916)
Total, net	$1,799	$(1,221)	$110	$56	$139	$883

	For the Three Months Ended March 31, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,953	$3	$(31)	$29	$79	$2,033
ABS	33	-	-	-	-	33
Foreign government bonds	109	-	4	-	-	113
RMBS	1	-	-	-	-	1
CMBS	15	1	2	(3)	-	15
CLOs	368	-	3	45	-	416
Hybrid and redeemable
preferred securities	55	-	-	-	20	75
Equity AFS securities	157	-	2	(24)	-	135
Trading securities	73	1	2	(1)	-	75
Derivative investments	989	(94)	48	(94)	-	849
Other assets – reinsurance recoverable (5)	154	50	-	-	-	204
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,170)	(38)	-	28	-	(1,180)
VIEs’ liabilities – derivative instruments (4)	(13)	8	-	-	-	(5)
Other liabilities:
Credit default swaps (4)	(3)	-	-	-	-	(3)
GLB reserves embedded derivatives (5)	(174)	(378)	-	-	-	(552)
Total, net	$2,547	$(447)	$30	$(20)	$99	$2,209

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

(4)	The changes in fair value of the credit default swaps and contingency forwards are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(5)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$116	$9	$(4)	$(36)	$(57)	$28
CMBS	-	(1)	-	-	-	(1)
CLOs	40	-	-	(2)	-	38
Equity AFS securities	4	-	-	-	-	4
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	40	(43)	(14)	-	-	(17)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(26)	-	-	31	-	5
Total, net	$174	$(35)	$(18)	$(8)	$(57)	$56

	For the Three Months Ended March 31, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$(1)	$-	$(26)	$(7)	$29
CMBS	-	-	-	(2)	(1)	(3)
CLOs	47	-	-	(2)	-	45
Equity AFS securities	-	(24)	-	-	-	(24)
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	40	(47)	(87)	-	-	(94)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(14)	-	-	42	-	28
Total, net	$136	$(72)	$(87)	$11	$(8)	$(20)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2016	2015
Derivative investments	$(393)	$(95)
Other investments	2	-
Embedded derivatives:
Indexed annuity and IUL contracts	(23)	(26)
GLB reserves	(824)	(161)
VIEs’ liabilities – derivative instruments	4	8
Credit default swaps	(3)	-
Total, net (1)	$(1,237)	$(274)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2016			March 31, 2015
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$164	$(24)	$140	$80	$(1)	$79
Hybrid and redeemable preferred
securities	-	-	-	25	(5)	20
Trading securities	-	(1)	(1)	-	-	-
Total, net	$164	$(25)	$139	$105	$(6)	$99

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2016 and 2015, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three months ended March 31, 2016 and 2015, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2016:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,517	Discounted cash flow	Liquidity/duration adjustment (1)	0.7%		19.1%
ABS	25	Discounted cash flow	Liquidity/duration adjustment (1)	3.3%	-	3.3%
Foreign government bonds	77	Discounted cash flow	Liquidity/duration adjustment (1)	2.1%	-	4.4%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	2.5%	-	2.5%
Equity AFS and trading securities	27	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	5.8%
Other assets – reinsurance
recoverable	433	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	120%
			NPR (5)	0.04%	-	0.51%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,088)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (6)			(8)
Other liabilities – GLB reserves
embedded derivatives	(1,916)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	120%
			NPR (5)	0.04%	-	0.51%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” in Note 1 of our 2015 Form 10-K.

13.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 21 of our 2015 Form 10-K for a brief description of these segments and Other Operations.

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

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Revenues
Operating revenues:
Annuities	$1,039	$989
Retirement Plan Services	267	273
Life Insurance	1,478	1,432
Group Protection	534	605
Other Operations	82	95
Excluded realized gain (loss), pre-tax	(158)	(91)
Amortization of deferred gain arising
from reserve changes on business
sold through reinsurance, pre-tax	1	1
Total revenues	$3,243	$3,304

	For the Three
	Months Ended
	March 31,
	2016	2015
Net Income (Loss)
Income (loss) from operations:
Annuities	$218	$239
Retirement Plan Services	31	35
Life Insurance	75	111
Group Protection	5	(6)
Other Operations	(15)	(27)
Excluded realized gain (loss), after-tax	(102)	(60)
Benefit ratio unlocking, after-tax	(4)	8
Net income (loss)	$208	$300

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2016, compared with December 31, 2015, and the results of operations for the three months ended March 31, 2016, compared with the corresponding period in 2015 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”;  and our current reports on Form 8-K filed in 2016.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Financial information that follows is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  See Note 1 in our 2015 Form 10-K for a discussion of GAAP.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect: the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, our ability to conduct business and our captive reinsurance arrangements as well as restrictions on revenue sharing and 12b‑1 payments, the potential for U.S. federal tax reform and the impact of the Department of Labor’s (“DOL”) regulation defining fiduciary;

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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2015 Form 10-K.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Our current market conditions, significant operational matters, industry trends, issues and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2015 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

Critical Accounting Policies and Estimates

The MD&A included in our 2015 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2015 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2015 Form 10-K.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2015 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2016, we would have recorded a favorable unlocking of approximately $115 million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $15 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2016:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$806	$75,642	$-	$76,448
Priced by independent broker quotations	-	-	1,801	1,801
Priced by matrices	-	12,880	-	12,880
Priced by other methods (1)	-	-	1,665	1,665
Total	$806	$88,522	$3,466	$92,794

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2015 Form 10-K and Note 12 herein.

As of March 31, 2016, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of March 31, 2016,  we used broker quotes for 74 securities as our final price source, representing 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, approximately 67% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of March 31, 2016.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of March 31, 2016 and 2015,  11% and 3%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2016 and 2015, was $679 million and $254 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

For information on our estimates of the potential instantaneous effect to net income, which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Derivatives – GLB” in our 2015 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$218	$239	-9%
Retirement Plan Services	31	35	-11%
Life Insurance	75	111	-32%
Group Protection	5	(6)	183%
Other Operations	(15)	(27)	44%
Excluded realized gain (loss), after-tax	(102)	(60)	-70%
Benefit ratio unlocking, after-tax	(4)	8	NM
Net income (loss)	$208	$300	-31%

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Deposits
Annuities	$2,353	$2,990	-21%
Retirement Plan Services	1,791	1,704	5%
Life Insurance	1,238	1,311	-6%
Total deposits	$5,382	$6,005	-10%

Net Flows
Annuities	$(35)	$196	NM
Retirement Plan Services	78	115	-32%
Life Insurance	830	888	-7%
Total net flows	$873	$1,199	-27%

	As of March 31,
	2016	2015	Change
Account Values
Annuities	$121,731	$124,254	-2%
Retirement Plan Services	54,499	54,632	0%
Life Insurance	43,921	42,724	3%
Total account values	$220,151	$221,610	-1%

Comparison of the Three Months Ended March  31, 2016 to 2015

Net income decreased due primarily to the following:

•	Unfavorable mortality in our Life Insurance segment.
•	Higher legal expenses related to certain investments.
•	Lower prepayment and bond make-whole premiums and less favorable investment income on alternative investments.
•	An increase in other-than-temporary impairment (“OTTI”) attributable to individual credit risks within our corporate bond holdings.
•	Decline in average account values due to lower average equity markets.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in business in force.
•	More favorable total non-medical loss ratio experience in our Group Protection segment.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Operating Revenues
Insurance premiums (1)	$151	$79	91%
Fee income	493	510	-3%
Net investment income	251	247	2%
Operating realized gain (loss) (2)	44	43	2%
Other revenues (3)	100	110	-9%
Total operating revenues	1,039	989	5%
Operating Expenses
Interest credited	140	143	-2%
Benefits (1)	216	129	67%
Commissions and other expenses	411	424	-3%
Total operating expenses	767	696	10%
Income (loss) from operations before taxes	272	293	-7%
Federal income tax expense (benefit)	54	54	0%
Income (loss) from operations	$218	$239	-9%

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Lower fee income driven by lower average daily variable account values as a result of lower average equity markets.
•	Higher benefits attributable to an increase in the growth in benefit reserves due to lower average equity markets.

The decrease in income from operations was partially offset primarily by the following:

•	Lower commissions and other expenses driven by a decrease in amortization expense as a result of lower actual gross profits during 2016.
•

Higher net investment income, net of interest credited, driven by higher average fixed account values as a result of positive net flows, partially offset by lower prepayments and bond make-whole premiums.

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

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  For the three months ended March 31, 2016,  26% of our variable annuity deposits were on products without GLB riders,  compared to 27% for the corresponding period in 2015.  As a result of the more volatile market environment along with uncertainty surrounding the regulatory environment, our variable annuity deposits for the first quarter of 2016 were significantly lower than the corresponding period in 2015 resulting in negative net flows for the quarter.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 6% for the three months ended March 31, 2016, compared to 7% for the corresponding period in 2015.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2015 Form 10-K.

On April 8, 2016, the DOL released the final fiduciary advice regulation that provides for a phased implementation, the first of which will be effective April 10, 2017, with full implementation by January 1, 2018.  For information about regulatory risk including the potential impact of the DOL regulation, see “Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees” in “Item 1A. Risk Factors” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Fee Income
Mortality, expense and other assessments	$489	$503	-3%
Surrender charges	8	7	14%
DFEL:
Deferrals	(10)	(8)	-25%
Amortization, net of interest	6	8	-25%
Total fee income	$493	$510	-3%

	As of or For the Three
	Months Ended
	March 31,
	2016	2015	Change
Variable Account Value Information
Variable annuity deposits (1)	$1,074	$1,887	-43%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(840)	(388)	NM
Change in market value (1)	18	1,820	-99%
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	718	719	0%
Variable annuity account values (1)	99,804	102,976	-3%
Average daily variable annuity account
values (1)	96,440	101,970	-5%
Average daily S&P 500	1,952	2,064	-5%

(1)	Excludes the fixed portion of variable.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and variable fund returns.  Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2015 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$215	$206	4%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	3	10	-70%
Surplus investments (2)	33	31	6%
Total net investment income	$251	$247	2%

Interest Credited
Amount provided to contract holders	$139	$139	0%
DSI deferrals	(7)	(5)	-40%
Interest credited before DSI amortization	132	134	-1%
DSI amortization	8	9	-11%
Total interest credited	$140	$143	-2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2016	2015	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.12%	4.24%	(12)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.06%	0.20%	(14)
Net investment income yield on reserves	4.18%	4.44%	(26)
Interest rate credited to contract holders	2.60%	2.64%	(4)
Interest rate spread	1.58%	1.80%	(22)

	As of or For the Three
	Months Ended
	March 31,
	2016	2015	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$1,279	$1,103	16%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	805	584	38%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(718)	(719)	0%
Reinvested interest credited (1)	132	173	-24%
Fixed annuity account values (1)	21,929	21,278	3%
Average fixed account values (1)	21,749	20,907	4%
Average invested assets on reserves	20,956	19,554	7%

(1)	Includes the fixed portion of variable.

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

Benefits

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking on benefit reserves associated with our guaranteed death benefit riders.  For a corresponding offset of changes in income annuity reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Commissions and Other Expenses
Commissions:
Deferrable	$98	$129	-24%
Non-deferrable	120	120	0%
General and administrative expenses	104	103	1%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	2	-50%
Taxes, licenses and fees	11	11	0%
Total expenses incurred, excluding
broker-dealer	334	365	-8%
DAC deferrals	(112)	(147)	24%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	222	218	2%
DAC and VOBA amortization,
net of interest	87	100	-13%
Broker-dealer expenses incurred	102	106	-4%
Total commissions and other
expenses	$411	$424	-3%

DAC Deferrals
As a percentage of sales/deposits	4.8%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Operating Revenues
Fee income	$55	$62	-11%
Net investment income	207	208	0%
Other revenues (1)	5	3	67%
Total operating revenues	267	273	-2%
Operating Expenses
Interest credited	125	123	2%
Commissions and other expenses	101	102	-1%
Total operating expenses	226	225	0%
Income (loss) from operations before taxes	41	48	-15%
Federal income tax expense (benefit)	10	13	-23%
Income (loss) from operations	$31	$35	-11%

(1)	Consists primarily of mutual fund account program revenues for mid to large employers.

Comparison of the Three Months Ended March 31, 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Lower fee income driven by lower average daily variable account values as a result of lower average equity markets.
•

Lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher average fixed account values.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for the business was 13% for the three months ended March 31, 2016, compared to 12% for the corresponding period in 2015.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are also our highest margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 30% and 31% as of March 31, 2016 and 2015, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis.  Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2015 Form 10-K.

On April 8, 2016, the DOL released the final fiduciary advice regulation that provides for a phased implementation, the first of which will be effective April 10, 2017, with full implementation by January 1, 2018.    For information about regulatory risk including the potential impact of the DOL regulation, see “Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees” in “Item 1A. Risk Factors” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

\

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Fee Income
Annuity expense assessments	$41	$48	-15%
Mutual fund fees	13	14	-7%
Total expense assessments	54	62	-13%
Surrender charges	1	-	NM
Total fee income	$55	$62	-11%

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-year	$8,653	$8,574	1%
Gross deposits	458	453	1%
Withdrawals and deaths	(445)	(472)	6%
Net flows	13	(19)	168%
Transfers between fixed and variable accounts	6	2	200%
Change in market value and reinvestment	83	119	-30%
Balance as of end-of-period	$8,755	$8,676	1%

Mid – Large Market:
Balance as of beginning-of-year	$29,279	$28,067	4%
Gross deposits	1,177	1,116	5%
Withdrawals and deaths	(962)	(729)	-32%
Net flows	215	387	-44%
Transfers between fixed and variable accounts	13	(15)	187%
Change in market value and reinvestment	149	601	-75%
Balance as of end-of-period	$29,656	$29,040	2%

Multi-Fund® and Other:
Balance as of beginning-of-year	$16,168	$16,898	-4%
Gross deposits	156	135	16%
Withdrawals and deaths	(306)	(388)	21%
Net flows	(150)	(253)	41%
Change in market value and reinvestment	70	271	-74%
Balance as of end-of-period	$16,088	$16,916	-5%

Total:
Balance as of beginning-of-year	$54,100	$53,539	1%
Gross deposits	1,791	1,704	5%
Withdrawals and deaths	(1,713)	(1,589)	-8%
Net flows	78	115	-32%
Transfers between fixed and variable accounts	19	(13)	246%
Change in market value and reinvestment	302	991	-70%
Balance as of end-of-period	$54,499	$54,632	0%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three
	Months Ended
	March 31,
	2016	2015	Change
Variable Account Value Information
Variable annuity deposits (1)	$353	$351	1%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(112)	(191)	41%
Change in market value (1)	53	292	-82%
Transfers from the variable portion
of variable annuity products
to the fixed portion of
variable annuity products	(90)	(61)	-48%
Variable annuity account values (1)	13,944	15,316	-9%
Average daily variable annuity account
values (1)	13,386	15,275	-12%
Average daily S&P 500	1,952	2,064	-5%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$191	$187	2%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	2	7	-71%
Surplus investments (2)	14	14	0%
Total net investment income	$207	$208	0%

Interest Credited	$125	$123	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2016	2015	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.58%	4.65%	(7)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.05%	0.18%	(13)
Net investment income yield on reserves	4.63%	4.83%	(20)
Interest rate credited to contract holders	2.98%	3.02%	(4)
Interest rate spread	1.65%	1.81%	(16)

	As of or For the Three
	Months Ended
	March 31,
	2016	2015	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$420	$418	0%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(152)	(123)	-24%
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	90	61	48%
Reinvested interest credited (1)	123	121	2%
Fixed annuity account values (1)	16,727	16,288	3%
Average fixed account values (1)	16,633	16,244	2%
Average invested assets on reserves	16,673	16,121	3%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Commissions and Other Expenses
Commissions:
Deferrable	$3	$4	-25%
Non-deferrable	16	16	0%
General and administrative expenses	76	74	3%
Taxes, licenses and fees	6	6	0%
Total expenses incurred	101	100	1%
DAC deferrals	(6)	(7)	14%
Total expenses recognized before
amortization	95	93	2%
DAC and VOBA amortization,
net of interest	6	9	-33%
Total commissions and other
expenses	$101	$102	-1%

DAC Deferrals
As a percentage of annuity sales/deposits	0.8%	0.9%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Operating Revenues
Insurance premiums (1)	$172	$149	15%
Fee income	687	649	6%
Net investment income	611	626	-2%
Other revenues	8	8	0%
Total operating revenues	1,478	1,432	3%
Operating Expenses
Interest credited	348	338	3%
Benefits	740	650	14%
Commissions and other expenses	287	288	0%
Total operating expenses	1,375	1,276	8%
Income (loss) from operations before taxes	103	156	-34%
Federal income tax expense (benefit)	28	45	-38%
Income (loss) from operations	$75	$111	-32%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits due to unfavorable mortality and growth in business in force.
•	Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments and lower prepayment and bond make-whole premiums.

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

Additional Information

During the first quarter of 2016, we experienced elevated mortality due primarily to claims seasonality and higher claims severity.

For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2015 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force.  Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Fee Income
Cost of insurance assessments	$436	$405	8%
Expense assessments	294	277	6%
Surrender charges	7	11	-36%
DFEL:
Deferrals	(127)	(111)	-14%
Amortization, net of interest	77	67	15%
Total fee income	$687	$649	6%

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Sales by Product
UL	$18	$20	-10%
MoneyGuard®	42	40	5%
IUL	18	15	20%
VUL	29	45	-36%
Term	25	19	32%
Total individual life sales	132	139	-5%
Executive Benefits	7	14	-50%
Total sales	$139	$153	-9%

Net Flows
Deposits	$1,238	$1,311	-6%
Withdrawals and deaths	(408)	(423)	4%
Net flows	$830	$888	-7%

Contract Holder Assessments	$1,003	$944	6%

	As of March 31,
	2016	2015	Change
Account Values
UL	$32,580	$31,681	3%
VUL	9,044	8,753	3%
Interest-sensitive whole life	2,297	2,290	0%
Total account values	$43,921	$42,724	3%

In-Force Face Amount
UL and other	$331,690	$324,815	2%
Term insurance	335,762	318,832	5%
Total in-force face amount	$667,452	$643,647	4%

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

Sales in the table above and as discussed above were reported as follows:

•	MoneyGuard®, our linked-benefit product – 15% of total expected premium deposits;
•	UL, IUL and VUL – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums;
•

Executive Benefits – single premium bank-owned UL and VUL, 15% of single premium deposits, and corporate owned UL and VUL, first year commissionable premiums plus 5% of excess premium received, including an adjustment for internal replacements of approximately 50% of commissionable premiums; and

•	Term – 100% of annualized first year premiums.

We monitor the regulatory environment and make changes to our product offerings as needed to sustain the future profitability of our segment.  We continue to focus on maintaining our diversified balance of life sales across all products, with an emphasis on products without long-term guarantees.  Individual life sales without long-term guarantees were 69% and 58% for the three months ended March 31, 2016 and 2015, respectively.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$579	$570	2%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	7	19	-63%
Alternative investments (2)	(8)	5	NM
Surplus investments (3)	33	32	3%
Total net investment income	$611	$626	-2%

Interest Credited	$348	$338	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2016	2015	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.25%	5.34%	(9)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.07%	0.18%	(11)
Alternative investments	-0.08%	0.05%	(13)
Net investment income yield on reserves	5.24%	5.57%	(33)
Interest rate credited to contract holders	3.92%	3.89%	3
Interest rate spread	1.32%	1.68%	(36)

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.23%	5.24%	(1)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.03%	0.15%	(12)
Net investment income yield on reserves	5.26%	5.39%	(13)

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$39,975	$38,395	4%
Account values – universal and whole life	35,335	34,389	3%

Attributable to traditional products:
Invested assets on reserves	4,141	4,320	-4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Benefits
Death claims direct and assumed	$1,091	$1,001	9%
Death claims ceded	(449)	(415)	-8%
Reserves released on death	(147)	(144)	-2%
Net death benefits	495	442	12%
Change in secondary guarantee life
insurance product reserves	140	142	-1%
Change in linked-benefit product reserves	48	29	66%
Other benefits (1)	57	37	54%
Total benefits	$740	$650	14%

Death claims per $1,000 of in-force	2.98	2.75	8%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits include the change in secondary guarantee and linked-benefit life insurance product reserves.  These reserves are affected by changes in expected future trends of expense assessments and benefits causing unlocking adjustments to these liabilities similar to DAC, VOBA and DFEL.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2015 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Commissions and Other Expenses
Commissions	$147	$162	-9%
General and administrative expenses	125	123	2%
Expenses associated with reserve financing	20	20	0%
Taxes, licenses and fees	39	41	-5%
Total expenses incurred	331	346	-4%
DAC and VOBA deferrals	(165)	(179)	8%
Total expenses recognized before
amortization	166	167	-1%
DAC and VOBA amortization,
net of interest	120	120	0%
Other intangible amortization	1	1	0%
Total commissions and
other expenses	$287	$288	0%

DAC and VOBA Deferrals
As a percentage of sales	118.7%	117.0%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Operating Revenues
Insurance premiums	$489	$561	-13%
Net investment income	42	43	-2%
Other revenues	3	1	200%
Total operating revenues	534	605	-12%
Operating Expenses
Interest credited	1	1	0%
Benefits	340	440	-23%
Commissions and other expenses	185	174	6%
Total operating expenses	526	615	-14%
Income (loss) from operations before taxes	8	(10)	180%
Federal income tax expense (benefit)	3	(4)	175%
Income (loss) from operations	$5	$(6)	183%

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Income (Loss) from Operations by
Product Line
Life	$(3)	$(3)	0%
Disability	9	(4)	NM
Dental	(1)	-	NM
Total non-medical	5	(7)	171%
Medical	-	1	-100%
Income (loss) from operations	$5	$(6)	183%

Comparison of the Three Months Ended March 31, 2016 to 2015

Income from operations for this segment increased due primarily to more favorable total non-medical loss ratio experience driven by higher disability claim recoveries in our long-term disability business, partially offset by higher commissions and other expenses due to higher amortization of DAC driven by higher lapses and re-pricing actions.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time.  We expect normal fluctuations in our total non-medical loss ratio, as claims experience is inherently uncertain.  For every one percent increase in the total non-medical loss ratio, we would expect an approximate annual $12 million to $14 million decrease to income from operations.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2015 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements –

Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Insurance Premiums by Product Line
Life	$211	$230	-8%
Disability	222	247	-10%
Dental	56	58	-3%
Total non-medical	489	535	-9%
Medical	-	26	-100%
Total insurance premiums	$489	$561	-13%

Sales	$59	$56	5%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Benefits and Interest Credited by
Product Line
Life	$150	$179	-16%
Disability	150	196	-23%
Dental	41	42	-2%
Total non-medical	341	417	-18%
Medical	-	24	-100%
Total benefits and interest credited	$341	$441	-23%

Loss Ratios by Product Line
Life	71.1%	77.7%
Disability	67.2%	79.7%
Dental	73.5%	73.0%
Total non-medical	69.6%	78.1%

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Commissions and Other Expenses
Commissions	$62	$66	-6%
General and administrative expenses	78	79	-1%
Taxes, licenses and fees	15	15	0%
Total expenses incurred	155	160	-3%
DAC deferrals	(15)	(17)	12%
Total expenses recognized before
amortization	140	143	-2%
DAC and VOBA amortization, net of
interest	45	31	45%
Total commissions and
other expenses	$185	$174	6%

DAC Deferrals
As a percentage of insurance premiums	3.1%	3.0%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Operating Revenues
Insurance premiums (1)	$3	$-	NM
Net investment income	61	63	-3%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%
Media revenues (net)	-	14	-100%
Total operating revenues	82	95	-14%
Operating Expenses
Interest credited	20	21	-5%
Benefits	29	27	7%
Media expenses	-	14	-100%
Other expenses	(8)	9	NM
Interest and debt expense	68	68	0%
Total operating expenses	109	139	-22%
Income (loss) from operations before taxes	(27)	(44)	39%
Federal income tax expense (benefit)	(12)	(17)	29%
Income (loss) from operations	$(15)	$(27)	44%

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2016 to 2015

Loss from operations for Other Operations decreased due primarily to lower other expenses in 2016 attributable to the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased significantly during 2016 compared to remaining flat during 2015 (see “Other Expenses” below for more information).

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Other Expenses
General and administrative expenses:
Legal	$1	$2	-50%
Branding	7	5	40%
Other (1)	(8)	7	NM
Total general and administrative
expenses	-	14	-100%
Taxes, licenses and fees	(6)	(2)	NM
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (2)	(2)	(3)	33%
Total other expenses	$(8)	$9	NM

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$44	$43	2%
Total excluded realized gain (loss)	(158)	(91)	-74%
Total realized gain (loss), pre-tax	$(114)	$(48)	NM

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(102)	$(60)	-70%
Benefit ratio unlocking	(4)	8	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(106)	$(52)	NM

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(69)	$(17)	NM
Gain (loss) on the mark-to-market on
certain instruments	5	7	-29%
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(94)	(35)	NM
GLB NPR component	67	7	NM
Total variable annuity net derivatives results	(27)	(28)	4%
Indexed annuity forward-starting option	(15)	(13)	-15%
Realized gain (loss) on sale of subsidiaries/businesses (2)	-	(1)	100%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(106)	$(52)	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See Note 3 in our 2015 Form 10-K for more information.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” below and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended March 31, 2016 to 2015

We had higher realized losses during the three months ended March 31, 2016, as compared to the corresponding period in 2015 due primarily to the following:

•	Higher legal expenses related to certain investments.
•	An increase in OTTI attributable to individual credit risks within our corporate bond holdings that reflects the impact of continued stress in the energy and other commodity sectors.

The higher realized losses were partially offset by lower losses on variable annuity net derivatives results during 2016 as compared to 2015 attributable to a more favorable GLB non-performance risk (“NPR”) component due to widening of our credit spreads,  substantially offset by more volatile capital markets resulting in unfavorable hedge program performance.

The above components of excluded realized gain (loss) are described net of benefit ratio unlocking, after-tax.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2015 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2015 Form 10-K for a discussion of the mark-to-market on certain instruments and Note 3 for information about consolidated variable interest entities (“VIEs”).

Variable Annuity Net Derivatives Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2015 Form 10-K for a discussion of our variable annuity net derivatives results and how our NPR adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Variable annuity hedge program assets (liabilities)	$3,565	$2,631	$3,030	$1,626	$2,124

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(1,599)	$(673)	$(1,062)	$326	$(291)
NPR	116	(12)	70	(72)	(57)
Embedded derivative reserves	(1,483)	(685)	(992)	254	(348)
Insurance benefit reserves	(609)	(564)	(558)	(391)	(355)
Total variable annuity reserves – asset (liability)	$(2,092)	$(1,249)	$(1,550)	$(137)	$(703)

10-year credit default swap ("CDS") spread	2.15%	1.44%	1.85%	1.43%	1.27%
NPR factor related to 10-year CDS spread	0.31%	0.22%	0.31%	0.22%	0.21%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of March 31, 2016:

Hypothetical
Effect
NPR factor:
Down 31 basis points to zero	$(330)
Up 20 basis points	130

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

See “Critical Accounting Policies and Estimates – Derivatives – GLB” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2015 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Investments
AFS securities:
Fixed maturity	$88,064	$84,964	82.7%	83.2%
VIEs’ fixed maturity	599	598	0.6%	0.6%
Total fixed maturity	88,663	85,562	83.3%	83.8%
Equity	245	237	0.2%	0.2%
Trading securities	1,864	1,854	1.8%	1.8%
Mortgage loans on real estate	8,916	8,678	8.3%	8.5%
Real estate	17	17	0.0%	0.0%
Policy loans	2,533	2,545	2.4%	2.5%
Derivative investments	2,085	1,537	2.0%	1.5%
Alternative investments	1,235	1,233	1.2%	1.2%
Other investments	813	545	0.8%	0.5%
Total investments	$106,371	$102,208	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.

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

	As of March 31, 2016
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,552	$817	$94	$11,275	12.7%
Basic industry	4,782	220	225	4,777	5.4%
Capital goods	5,348	486	20	5,814	6.6%
Communications	4,360	386	87	4,659	5.3%
Consumer cyclical	5,314	390	63	5,641	6.4%
Consumer non-cyclical	12,078	1,077	44	13,111	14.8%
Energy	7,993	272	673	7,592	8.6%
Technology	3,152	156	28	3,280	3.7%
Transportation	2,610	179	17	2,772	3.1%
Industrial other	801	53	5	849	1.0%
Utilities	12,031	1,219	43	13,207	15.0%
Government related entities	2,685	261	26	2,920	3.3%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,131	124	1	1,254	1.4%
Non-agency backed	1,193	10	32	1,171	1.3%
Mortgage pass through securities ("MPTS"):
Agency backed	1,181	74	1	1,254	1.4%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	24	1	-	25	0.0%
Non-agency backed	312	9	(3)	324	0.4%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	611	3	2	612	0.7%
Commercial real estate ("CRE") CDOs	16	-	-	16	0.0%
Credit card	687	28	-	715	0.8%
Equipment receivables	44	-	2	42	0.0%
Home equity	653	6	11	648	0.7%
Manufactured housing	31	2	-	33	0.0%
Stranded utility costs	15	-	-	15	0.0%
Other	196	10	1	205	0.2%
Municipals:
Taxable	3,785	875	10	4,650	5.2%
Tax-exempt	88	6	-	94	0.1%
Government:
United States	387	64	1	450	0.5%
Foreign	463	69	-	532	0.6%
Hybrid and redeemable preferred securities	697	81	52	726	0.8%
Total fixed maturity AFS securities	83,220	6,878	1,435	88,663	100.0%
Equity AFS Securities	231	20	6	245
Total AFS securities	83,451	6,898	1,441	88,908
Trading Securities (1)	1,633	249	18	1,864
Total AFS and trading securities	$85,084	$7,147	$1,459	$90,772

	As of December 31, 2015
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,447	$682	$111	$11,018	12.9%
Basic industry	5,011	139	413	4,737	5.5%
Capital goods	5,011	294	46	5,259	6.1%
Communications	4,225	259	122	4,362	5.1%
Consumer cyclical	5,146	262	108	5,300	6.2%
Consumer non-cyclical	11,546	715	142	12,119	14.3%
Energy	8,414	262	745	7,931	9.3%
Technology	3,215	99	67	3,247	3.8%
Transportation	2,571	118	42	2,647	3.1%
Industrial other	815	41	9	847	1.0%
Utilities	11,926	853	127	12,652	14.8%
Government related entities	2,666	200	54	2,812	3.3%
CMOs:
Agency backed	1,122	110	3	1,229	1.4%
Non-agency backed	1,216	13	15	1,214	1.4%
MPTS:
Agency backed	1,228	63	6	1,285	1.5%
CMBS:
Agency backed	24	-	-	24	0.0%
Non-agency backed	340	10	(2)	352	0.4%
ABS:
CLOs	572	1	3	570	0.7%
CRE CDOs	16	-	(3)	19	0.0%
Credit card	686	22	-	708	0.8%
Equipment receivables	59	-	1	58	0.1%
Home equity	655	7	2	660	0.8%
Manufactured housing	44	2	-	46	0.1%
Stranded utility costs	18	-	-	18	0.0%
Other	198	12	1	209	0.2%
Municipals:
Taxable	3,688	680	12	4,356	5.1%
Tax-exempt	118	6	-	124	0.1%
Government:
United States	386	45	2	429	0.5%
Foreign	464	61	1	524	0.6%
Hybrid and redeemable preferred securities	762	88	44	806	0.9%
Total fixed maturity AFS securities	82,589	5,044	2,071	85,562	100.0%
Equity AFS Securities	226	17	6	237
Total AFS securities	82,815	5,061	2,077	85,799
Trading Securities (1)	1,653	222	21	1,854
Total AFS and trading securities	$84,468	$5,283	$2,098	$87,653

(1)

Certain of our trading securities support our modified coinsurance arrangements (“Modco”), and the investment results are passed directly to the reinsurers.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2015 Form 10-K for further details.

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2016			As of December 31, 2015
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$44,503	$49,193	55.5%	$44,614	$47,845	55.9%
2	Baa	34,240	35,564	40.1%	33,918	34,077	39.8%
Total investment grade securities		78,743	84,757	95.6%	78,532	81,922	95.7%

Below Investment Grade Securities
3	Ba	2,662	2,499	2.8%	2,707	2,486	2.9%
4	B	1,454	1,188	1.3%	1,140	988	1.2%
5	Caa and lower	221	149	0.2%	188	146	0.2%
6	In or near default	140	70	0.1%	22	20	0.0%
Total below investment grade securities		4,477	3,906	4.4%	4,057	3,640	4.3%
Total fixed maturity AFS securities		$83,220	$88,663	100.0%	$82,589	$85,562	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.4%	4.4%		4.9%	4.3%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.  The average credit quality was A- as of March 31, 2016.

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

As of March 31, 2016, and December 31, 2015, 85.4% and 91.8%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of March 31, 2016,  decreased by $645 million.  As more fully described in Note 1 in our 2015 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2016, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost; (iii) the estimated future cash flows are equal to or greater than the amortized cost of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

As the energy markets continue to experience distress and future uncertainty, we also consider our related exposure in the context of the following industry categories and associated credit quality:

	As of March 31, 2016
				%
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Gain	Gain	Fair	Fair
	Cost	Cost	(Loss)	(Loss)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Independent	$2,402	30.0%	$(242)	60.4%	$2,160	28.5%
Integrated	1,469	18.4%	20	-5.0%	1,489	19.6%
Midstream	2,478	31.0%	(15)	3.7%	2,463	32.4%
Oil field services	1,448	18.1%	(176)	43.9%	1,272	16.8%
Refining	196	2.5%	12	-3.0%	208	2.7%
Total energy (1)	$7,993	100.0%	$(401)	100.0%	$7,592	100.0%

		As of March 31, 2016
					%
	Rating Agency		%	Unrealized	Unrealized		%
NAIC	Equivalent	Amortized	Amortized	Gain	Gain	Fair	Fair
Designation	Designation	Cost	Cost	(Loss)	(Loss)	Value	Value

Investment Grade Securities
1	Aaa / Aa / A	$2,179	27.3%	$138	-34.4%	$2,317	30.5%
2	Baa	4,693	58.7%	(218)	54.4%	4,475	58.9%
Total investment grade securities		6,872	86.0%	(80)	20.0%	6,792	89.4%

Below Investment Grade Securities
3	Ba	571	7.1%	(114)	28.4%	457	6.0%
4	B	417	5.2%	(139)	34.7%	278	3.7%
5	Caa and lower	37	0.5%	(15)	3.7%	22	0.3%
6	In or near default	96	1.2%	(53)	13.2%	43	0.6%
Total below investment grade securities		1,121	14.0%	(321)	80.0%	800	10.6%
Total energy (1)		$7,993	100.0%	$(401)	100.0%	$7,592	100.0%

(1)	Does not include the amortized cost, unrealized gain (loss) and fair value of trading securities totaling $124 million, $6 million and $130 million, respectively.

	As of December 31, 2015
				%
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Gain	Gain	Fair	Fair
	Cost	Cost	(Loss)	(Loss)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Independent	$2,558	30.4%	$(253)	52.5%	$2,305	29.0%
Integrated	1,521	18.1%	10	-2.1%	1,531	19.3%
Midstream	2,567	30.5%	(86)	17.8%	2,481	31.3%
Oil field services	1,571	18.7%	(163)	33.7%	1,408	17.8%
Refining	197	2.3%	9	-1.9%	206	2.6%
Total energy (2)	$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

		As of December 31, 2015
					%
	Rating Agency		%	Unrealized	Unrealized		%
NAIC	Equivalent	Amortized	Amortized	Gain	Gain	Fair	Fair
Designation	Designation	Cost	Cost	(Loss)	(Loss)	Value	Value

Investment Grade Securities
1	Aaa / Aa / A	$2,667	31.7%	$111	-23.0%	$2,778	35.0%
2	Baa	5,104	60.7%	(435)	90.1%	4,669	58.9%
Total investment grade securities		7,771	92.4%	(324)	67.1%	7,447	93.9%

Below Investment Grade Securities
3	Ba	483	5.7%	(100)	20.7%	383	4.8%
4	B	137	1.6%	(52)	10.8%	85	1.0%
5	Caa and lower	18	0.2%	(6)	1.2%	12	0.2%
6	In or near default	5	0.1%	(1)	0.2%	4	0.1%
Total below investment grade securities		643	7.6%	(159)	32.9%	484	6.1%
Total energy (2)		$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

(2)	Does not include the amortized cost, unrealized gain (loss) and fair value of trading securities totaling $137 million, $6 million and $143 million, respectively.

We concluded: (i) that it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost; (ii) that the estimated future cash flows are equal to or greater than the amortized cost of the debt securities; and (iii) that we have the ability to hold the equity AFS securities for a period of time sufficient for recovery.  This conclusion is consistent with our asset-liability management process.  Management considers the following as part of the evaluation:

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

As reported on our Consolidated Balance Sheets, we had $109.6 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $93.3 billion as of March 31, 2016.  If it were necessary to liquidate investments prior to maturity or call to meet cash flow needs, we would first look to AFS securities that are in an unrealized gain position, which had a fair value of $73.5 billion, excluding consolidated VIEs in the amount of $599 million, as of March 31, 2016, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2015 Form 10-K and Note 4 herein for additional discussion.

As of March 31, 2016, and December 31, 2015, the estimated fair value for all private placement securities was $14.4 billion and $14.0 billion,  respectively, representing 14% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 3 herein and Note 4 in our 2015 Form 10-K.

Mortgage-Backed Securities (Included in AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2015 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

Our ABS home equity and RMBS had a market value of $4.4 billion and an unrealized gain of $176 million, or 4%, as of March 31, 2016.

The market value of AFS securities and trading securities backed by subprime loans was $526  million and represented approximately 1% of our total investment portfolio as of March 31, 2016.   AFS securities represented $517 million, or 98%, and trading securities represented $9 million, or 2%, of the subprime exposure as of March 31, 2016.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2016:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,508	$2,311	$419	$412	$380	$387	$372	$395	$3,679	$3,505
ABS home equity	2	2	-	-	173	177	473	474	648	653
Total by type (2)(3)	$2,510	$2,313	$419	$412	$553	$564	$845	$869	$4,327	$4,158

Rating
AAA	$2,468	$2,273	$1	$1	$-	$-	$14	$14	$2,483	$2,288
AA	34	33	-	-	1	1	2	2	37	36
A	8	7	3	3	10	9	42	42	63	61
BBB	-	-	34	33	30	29	67	67	131	129
BB and below	-	-	381	375	512	525	720	744	1,613	1,644
Total by rating (2)(3)(4)	$2,510	$2,313	$419	$412	$553	$564	$845	$869	$4,327	$4,158

Origination Year
2006 and prior	$703	$630	$260	$257	$466	$475	$674	$691	$2,103	$2,053
2007	253	223	159	155	87	89	169	177	668	644
2008	48	42	-	-	-	-	-	-	48	42
2009	347	318	-	-	-	-	2	1	349	319
2010	384	353	-	-	-	-	-	-	384	353
2011	186	176	-	-	-	-	-	-	186	176
2012	75	74	-	-	-	-	-	-	75	74
2013	304	296	-	-	-	-	-	-	304	296
2014	50	46	-	-	-	-	-	-	50	46
2015	109	105	-	-	-	-	-	-	109	105
2016	51	50	-	-	-	-	-	-	51	50
Total by origination
year (2)(3)	$2,510	$2,313	$419	$412	$553	$564	$845	$869	$4,327	$4,158

Total AFS RMBS as a percentage of total AFS Securities									4.9%	5.0%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									2.0%	2.2%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $328 million and $349 million, respectively.
(2)

Does not include the fair value of trading securities totaling $114 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $114 million in trading securities consisted of $99 million prime, $6 million Alt-A and $9 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $107 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $107 million in trading securities consisted of $92 million prime, $6 million Alt-A and $9 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2016:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$336	$324	$13	$12	$-	$-	$349	$336
CRE CDOs	-	-	-	-	16	16	16	16
Total by type (1)(2)	$336	$324	$13	$12	$16	$16	$365	$352

Rating
AAA	$174	$169	$-	$-	$-	$-	$174	$169
AA	21	21	-	-	-	-	21	21
A	73	69	13	12	-	-	86	81
BBB	22	22	-	-	4	4	26	26
BB and below	46	43	-	-	12	12	58	55
Total by rating (1)(2)(3)	$336	$324	$13	$12	$16	$16	$365	$352

Origination Year
2006 and prior	$114	$113	$13	$12	$16	$16	$143	$141
2007	50	43	-	-	-	-	50	43
2010	51	48	-	-	-	-	51	48
2012	5	5	-	-	-	-	5	5
2013	116	115	-	-	-	-	116	115
Total by origination
year (1)(2)	$336	$324	$13	$12	$16	$16	$365	$352

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.4%	0.4%

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

As of March 31, 2016, the fair value and amortized cost of our AFS exposure to Monoline insurers was $474 million and $445 million, respectively.

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of March 31, 2016, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Independent	$1,309	8.9%	$1,606	9.9%	$297	20.0%
Oil field services	707	4.8%	935	5.7%	228	15.3%
Metals and mining	790	5.3%	972	6.0%	182	12.2%
Midstream	948	6.4%	1,056	6.5%	108	7.2%
Banking	580	3.9%	665	4.1%	85	5.7%
CMOs	881	6.0%	929	5.7%	48	3.2%
ABS	719	4.9%	763	4.7%	44	3.0%
Integrated	429	2.9%	469	2.9%	40	2.7%
Chemicals	754	5.1%	793	4.9%	39	2.6%
Electric	1,125	7.6%	1,160	7.1%	35	2.3%
Wirelines	80	0.5%	114	0.7%	34	2.3%
Property and casualty	343	2.3%	373	2.3%	30	2.0%
Technology	686	4.6%	712	4.4%	26	1.7%
Media – entertainment	313	2.1%	338	2.1%	25	1.7%
Government owned, no guarantee	253	1.7%	276	1.7%	23	1.5%
Retailers	141	1.0%	163	1.0%	22	1.5%
Cable – satellite	207	1.4%	227	1.4%	20	1.3%
Industries with unrealized losses
less than $20 million	4,512	30.6%	4,716	28.9%	204	13.8%
Total by industry	$14,777	100.0%	$16,267	100.0%	$1,490	100.0%

Total by industry as a percentage
of total AFS securities	16.6%		19.5%		100.0%

As of March 31, 2016, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $408 million and $609 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2016		As of December 31, 2015
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$8,908	99.9%	$8,678	100.0%
Delinquent and/or in foreclosure (1)	8	0.1%	-	0.0%
Total mortgage loans on real estate	$8,916	100.0%	$8,678	100.0%

(1)	As of March 31, 2016, and December 31, 2015, there were two and zero mortgage loans on real estate that were delinquent and in foreclosure, respectively.

As of March 31, 2016, and December 31, 2015, there were two impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2016, and December 31, 2015, was zero.  See Note 1 in our 2015 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	March 31,	December 31,
	2016	2015
By Segment
Annuities	$2,192	$2,027
Retirement Plan Services	2,213	2,082
Life Insurance	3,871	3,944
Group Protection	304	294
Other Operations	336	331
Total mortgage loans on real estate	$8,916	$8,678

	As of March 31, 2016			As of March 31, 2016
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$2,871	32.1%	CA	$1,880	21.0%
Office building	2,097	23.5%	TX	919	10.3%
Industrial	1,712	19.2%	MD	455	5.1%
Retail	1,690	19.0%	NY	428	4.8%
Mixed use	272	3.1%	GA	415	4.7%
Other commercial	228	2.6%	OH	398	4.5%
Hotel/motel	46	0.5%	VA	388	4.4%
Total	$8,916	100.0%	FL	374	4.2%
Geographic Region			NC	342	3.8%
Pacific	$2,434	27.3%	TN	337	3.8%
South Atlantic	2,184	24.5%	WA	303	3.4%
East North Central	971	10.9%	OR	252	2.8%
West South Central	957	10.7%	PA	250	2.8%
Middle Atlantic	724	8.1%	AZ	241	2.7%
Mountain	613	6.9%	WI	237	2.7%
East South Central	471	5.3%	MN	201	2.3%
West North Central	401	4.5%	Other states under 2%	1,496	16.7%
New England	161	1.8%	Total	$8,916	100.0%
Total	$8,916	100.0%

	As of March 31, 2016			As of March 31, 2016
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2011 and prior	$3,471	38.9%	2016	$273	3.1%
2012	813	9.1%	2017	508	5.7%
2013	1,033	11.6%	2018	659	7.4%
2014	1,273	14.3%	2019	256	2.9%
2015	1,922	21.6%	2020	172	1.9%
2016	404	4.5%	2021 and thereafter	7,048	79.0%
Total	$8,916	100.0%	Total	$8,916	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Annuities	$(2)	$1
Retirement Plan Services	(1)	1
Life Insurance	(10)	6
Group Protection	(1)	-
Total (1)	$(14)	$8

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2016, and December 31, 2015, alternative investments included investments in 192 and 190 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of March 31, 2016, and December 31, 2015, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $12 million and $13 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Fixed maturity AFS securities	$1,038	$1,015
Equity AFS securities	2	-
Trading securities	26	28
Mortgage loans on real estate	103	95
Real estate	-	1
Policy loans	35	37
Invested cash	3	1
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	13	37
Alternative investments (2)	(14)	8
Consent fees	3	-
Investment income	1,209	1,222
Investment expense	(37)	(35)
Net investment income	$1,172	$1,187

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2016	2015	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.78%	4.84%	(6)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.05%	0.16%	(11)
Alternative investments	-0.06%	0.03%	(9)
Net investment income yield on invested assets	4.77%	5.03%	(26)

	For the Three
	Months Ended
	March 31,
	2016	2015
Average invested assets at amortized cost	$98,258	$94,379

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Fixed maturity AFS securities: (1)
Gross gains	$54	$2
Gross losses	(98)	(16)
Equity AFS securities:
Gross gains	-	-
Gross losses	-	-
Gain (loss) on other investments	(60)	(7)
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(3)	(6)
Total realized gain (loss) related to
certain investments, pre-tax	$(107)	$(27)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2016 and 2015, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Allowance for Losses” in our 2015 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(36)	$(11)	NM
ABS	(2)	(2)	0%
RMBS	(2)	(2)	0%
Gross OTTI recognized in net income (loss)	(40)	(15)	NM
Associated amortization of DAC,
VOBA, DSI and DFEL	4	2	100%
Net OTTI recognized in net income
(loss), pre-tax	$(36)	$(13)	NM

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$26	$9	189%
Change in DAC, VOBA, DSI and DFEL	(6)	(2)	NM
Net portion of OTTI recognized in OCI,
pre-tax	$20	$7	186%

The $66 million of impairments taken during the first three months of 2016 were split between $40 million of credit-related impairments and $26 million of noncredit-related impairments.  The increase in write-downs for OTTI when comparing the first three months of 2016 to the corresponding period in 2015 was primarily attributable to certain corporate bond holdings within the energy and other commodity sectors that experienced deteriorating fundamentals.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $295 million and $296 million for the three months ended March 31, 2016 and 2015, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company	$200	$400	-50%

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	30	29	3%
	$230	$429	-46%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	$11	$10	10%

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below).  Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company.  Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.  For information regarding limits on the dividends that our insurance subsidiaries may pay, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Restrictions on Dividends from Subsidiaries” in our 2015 Form 10-K.

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted the Lincoln Life & Annuity Company of New York (“LLANY”).  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves over five years beginning in 2013.  As of March 31, 2016, we have increased reserves by $270 million.  We do not expect the amount for each of the remaining years to exceed $90 million per year.  We do not expect the total reserve increase to have a material adverse effect on our financial condition.

As discussed in “Part I – Item 1. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of March 31, 2016, was approximately $3.4 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.3 billion of such LOCs were issued to support reinsurance for UL products containing secondary guarantees ($1 million will expire in 2018, $350 million will expire in 2019, and $1.9 billion will expire in 2031), and $1.1 billion of such LOCs that will expire in 2023 were issued to support reinsurance for term business.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  Additionally, our captive reinsurance and reinsurance subsidiaries have issued long-term notes of $1.6 billion as of March 31, 2016, to finance a portion of the excess reserves.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2015 Form 10-K.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

Our captive reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company.  Once transferred to the holding company, it can deploy this capital for a variety of corporate purposes, including potential stock repurchases.  Actuarial Guideline 48 (“AG48”) regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We believe that we will be able to implement these arrangements in compliance with AG48.

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

Details underlying debt and financing activities (in millions) for the three months ended March 31, 2016, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$-	$-	$-	$-	$-	$-

Long-Term Debt
Senior notes	$3,846	$-	$-	$95	$2	$3,943
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis advance	250	-	-	-	-	250
Capital securities	1,207	-	-	-	-	1,207
Total long-term debt	$5,553	$-	$-	$95	$2	$5,650

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

As of March 31, 2016, the holding company had available liquidity of $539 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12 in our 2015 Form 10-K.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 4.

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of March 31, 2016.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2015 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2015 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2015 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of March 31, 2016, the holding company had a net outstanding payable of $117 million to certain subsidiaries resulting from loans made by subsidiaries in excess of amounts borrowed by subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of March 31, 2016, our insurance subsidiaries had investments with a carrying value of $2.9 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  During the three months ended March 31, 2016, our payables for collateral on derivative investments increased by $772 million due primarily to decreasing interest rates that increased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have multiple liquidity sources to leverage that would be eligible for collateral posting.    For additional information, see “Credit Risk” in Note 5.

Divestitures

For a discussion of our divestitures, see Note 3 in our 2015 Form 10-K.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Common dividends to stockholders	$61	$51	20%
Repurchase of common stock	200	350	-43%
Total cash returned to stockholders	$261	$401	-35%

Number of shares repurchased	5.516	6.043	-9%
Average price per share	$36.26	$57.94	-37%

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015	Change
Debt service (interest paid)	$65	$59	10%
Capital contribution to subsidiaries	-	75	-100%
Total	$65	$134	-51%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below and “Forward-Looking Statements – Cautionary Language” above.

Recent Accounting Pronouncements

See Note 2 for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, equity market risk, default risk, credit risk and, to a lesser extent, foreign currency exchange risk.  The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements presented in “Item 1. Financial Statements,” as well as “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

Effect of Interest Rate Sensitivity

For information about the effect of interest rate sensitivity on our income (loss) from operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity”  in our 2015 Form 10-K.

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

Prolonged historically low rates are not healthy for our business fundamentals.  However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment.  For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue.    See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2015 Form 10-K for additional information on interest rate risks.

The following provides detail on the percentage differences between the March 31, 2016, interest rates being credited to contract holders based on the first quarter of 2016 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,000	$10,828	$32,446	$51,274	70.6%
Up to 0.50%	1,616	554	457	2,627	3.6%
0.51% to 1.00%	2,547	406	-	2,953	4.1%
1.01% to 1.50%	2,739	47	121	2,907	4.0%
1.51% to 2.00%	503	-	821	1,324	1.8%
2.01% to 2.50%	71	-	-	71	0.1%
2.51% to 3.00%	106	-	-	106	0.1%
3.01% or greater	43	-	-	43	0.1%
Occurring after the next twelve months (4)	3,890	-	-	3,890	5.4%
Total discretionary rate setting products	19,515	11,835	33,845	65,195	89.8%
Other contracts (5)	2,474	4,893	-	7,367	10.2%
Total account values	$21,989	$16,728	$33,845	$72,562	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	41.0%	91.5%	95.9%	78.6%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were  47 basis points,  4 basis points and 6 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 108 basis points in excess of average minimum guaranteed rates.  Of our account values for these products: 31% are scheduled to reset in more than one year but not more than two years; 20% are scheduled to reset in more than two years but not more than three years; and 49% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were  12 basis points in excess of average minimum guaranteed rates and 77%  of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives.  Due to the use of our RTM process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI, and DFEL.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2015 Form 10-K for further discussion of the effects of equity markets on our RTM.

Effect of Equity Market Sensitivity

For information about the effect of equity market sensitivity on our income (loss) from operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity”  in our 2015 Form 10-K.

Credit Risk

We may use credit-related derivatives to minimize our exposure to credit-related events, and we also sell credit default swaps to offer credit protection to our contract holders and investors.

In addition to the information provided about our counterparty exposure in Note 5, the fair value of our exposure by rating (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2016	2015
A	$5	$5
BBB	9	10
Total	$14	$15

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.

On April 8, 2016, the DOL released the final Definition of Fiduciary; Conflict of Interest Rule and related prohibited transaction exemptions (the “DOL Fiduciary Rule”), which, when effective, will substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  The DOL Fiduciary Rule provides for a phased implementation of the provisions of this new regulation, the first of which will be effective on April 10, 2017, with full implementation by January 1, 2018.  Under the DOL Fiduciary Rule, the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis will be limited beyond what is allowed under the current law.  As a result, changes to the methods that we use to (i) deliver products and services, and (ii) pay and receive compensation for our investment-related products and services may be required, which may impact sales or margins.  In addition, if any of our advisors were to provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could also expose us and our advisors to additional risk of legal liability in connection with that advice.  For additional information regarding the DOL proposed regulation, see “Item 1. Business – Regulatory – Insurance Regulation – Federal Initiatives – Department of Labor Regulation” in our 2015 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2016 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
1/1/16 – 1/31/16	-	$-	-	$568

2/1/16 – 2/29/16	3,992,347	35.52	3,992,347	426

3/1/16 – 3/31/16	1,523,712	38.23	1,523,712	368

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended March 31, 2016, there were 5,516,059 shares purchased as part of publicly announced plans or programs.

(2)

On May 21, 2015, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of March 31, 2016, our remaining security repurchase authorization was $368 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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

LINCOLN NATIONAL CORPORATION

	By:	/s/ RANDAL J. FREITAG
Randal J. Freitag Executive Vice President and Chief Financial Officer

	By:	/s/ CHRISTINE A. JANOFSKY
Christine A. Janofsky Senior Vice President and Chief Accounting Officer
Dated: May 5, 2016

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2016

10.1	Form of Restricted Stock Unit Award Agreement for Senior Management Committee (Other than CEO) is filed herewith.*
10.2	Form of Nonqualified Stock Option Award Agreement for Senior Management Committee (Other than CEO) is filed herewith.*
10.3	Form of 2016-2018 Performance Cycle Agreement for Senior Management Committee (Other than CEO) is filed herewith.*
10.4	The Severance Plan for Officers of LNC (Amended and Restated effective as of February 24, 2016) is filed herewith.*
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* This exhibit is a management contract or compensatory plan or arrangement.

E-1