Form 10-Q
period 2016-06-30
LINCOLN NATIONAL CORP
filed 2016-08-04
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 232,795,337 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2016 – $83,033; 2015 – $81,993)	$91,461	$84,964
Variable interest entities’ fixed maturity securities (amortized cost: 2016 – $598; 2015 – $596)	600	598
Equity securities (cost: 2016 – $259; 2015 – $226)	277	237
Trading securities	1,812	1,854
Mortgage loans on real estate	9,257	8,678
Real estate	21	17
Policy loans	2,507	2,545
Derivative investments	2,613	1,537
Other investments	2,039	1,778
Total investments	110,587	102,208
Cash and invested cash	4,113	3,146
Deferred acquisition costs and value of business acquired	8,280	9,510
Premiums and fees receivable	370	376
Accrued investment income	1,070	1,070
Reinsurance recoverables	5,540	5,623
Funds withheld reinsurance assets	628	629
Goodwill	2,273	2,273
Other assets	5,134	3,454
Separate account assets	125,033	123,619
Total assets	$263,028	$251,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$22,147	$20,708
Other contract holder funds	77,458	77,362
Short-term debt	250	-
Long-term debt	5,460	5,553
Reinsurance related embedded derivatives	134	87
Funds withheld reinsurance liabilities	2,019	638
Deferred gain on business sold through reinsurance	61	98
Payables for collateral on investments	6,297	4,657
Variable interest entities’ liabilities	-	4
Other liabilities	8,249	5,565
Separate account liabilities	125,033	123,619
Total liabilities	247,108	238,291

Contingencies and Commitments (See Note 8)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 232,784,691 and 243,835,893 shares
issued and outstanding as of June 30, 2016, and December 31, 2015, respectively	6,009	6,298
Retained earnings	6,716	6,474
Accumulated other comprehensive income (loss)	3,195	845
Total stockholders’ equity	15,920	13,617
Total liabilities and stockholders’ equity	$263,028	$251,908

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Insurance premiums	$728	$782	$1,544	$1,572
Fee income	1,288	1,239	2,523	2,460
Net investment income	1,199	1,187	2,371	2,374
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(36)	(14)	(92)	(35)
Portion of loss recognized in other comprehensive income	8	7	28	15
Net other-than-temporary impairment losses on securities
recognized in earnings	(28)	(7)	(64)	(20)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(17)	17	(95)	(18)
Total realized gain (loss)	(45)	10	(159)	(38)
Amortization of deferred gain on business sold through reinsurance	18	18	37	37
Other revenues	119	145	235	280
Total revenues	3,307	3,381	6,551	6,685
Expenses
Interest credited	639	629	1,272	1,254
Benefits	1,208	1,220	2,540	2,456
Commissions and other expenses	978	1,014	1,953	2,027
Interest and debt expense	68	69	136	137
Total expenses	2,893	2,932	5,901	5,874
Income (loss) before taxes	414	449	650	811
Federal income tax expense (benefit)	89	105	117	167
Net income (loss)	325	344	533	644
Other comprehensive income (loss), net of tax	1,264	(1,709)	2,350	(1,152)
Comprehensive income (loss)	$1,589	$(1,365)	$2,883	$(508)

Net Income (Loss) Per Common Share
Basic	$1.37	$1.37	$2.23	$2.54
Diluted	1.35	1.35	2.17	2.50

Cash Dividends Declared Per Common Share	$0.25	$0.20	$0.50	$0.40

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2016	2015

Common Stock
Balance as of beginning-of-year	$6,298	$6,622
Stock compensation/issued for benefit plans	14	68
Retirement of common stock/cancellation of shares	(303)	(221)
Balance as of end-of-period	6,009	6,469

Retained Earnings
Balance as of beginning-of-year	6,474	6,022
Net income (loss)	533	644
Retirement of common stock	(172)	(279)
Common stock dividends declared	(119)	(101)
Balance as of end-of-period	6,716	6,286

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	845	3,096
Other comprehensive income (loss), net of tax	2,350	(1,152)
Balance as of end-of-period	3,195	1,944
Total stockholders’ equity as of end-of-period	$15,920	$14,699

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$533	$644
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(17)	(176)
Trading securities purchases, sales and maturities, net	113	86
Change in premiums and fees receivable	6	58
Change in accrued investment income	-	(15)
Change in future contract benefits and other contract holder funds	5	17
Change in reinsurance related assets and liabilities	(347)	(14)
Change in accrued expenses	(180)	(118)
Change in federal income tax accruals	(3)	(54)
Realized (gain) loss	159	38
Amortization of deferred gain on business sold through reinsurance	(37)	(37)
Other	301	153
Net cash provided by (used in) operating activities	533	582

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(5,727)	(4,451)
Sales of available-for-sale securities	2,068	414
Maturities of available-for-sale securities	2,579	2,085
Purchases of other investments	(9,956)	(7,415)
Sales or maturities of other investments	9,211	7,109
Increase (decrease) in payables for collateral on investments	1,640	176
Other	(55)	(52)
Net cash provided by (used in) investing activities	(240)	(2,134)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(250)
Issuance of long-term debt, net of issuance costs	-	298
Deposits of fixed account values, including the fixed portion of variable	5,015	4,966
Withdrawals of fixed account values, including the fixed portion of variable	(2,769)	(3,135)
Transfers to and from separate accounts, net	(967)	(1,361)
Common stock issued for benefit plans and excess tax benefits	(8)	44
Repurchase of common stock	(475)	(500)
Dividends paid to common stockholders	(122)	(102)
Net cash provided by (used in) financing activities	674	(40)

Net increase (decrease) in cash and invested cash	967	(1,592)
Cash and invested cash as of beginning-of-year	3,146	3,919
Cash and invested cash as of end-of-period	$4,113	$2,327

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

		Annual periods beginning January 1, 2016; interim periods within annual periods beginning January 1, 2017	We are currently evaluating these disclosure changes and will provide the additional required disclosures if we determine the disclosures are material to our financial statements.
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
ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

These amendments clarify the implementation guidance on principal versus agent considerations in ASU 2014-09, including how an entity should identify the unit of accounting for the principal versus agent evaluation.  In addition, the amendments clarify how to apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the good or service is transferred to the customer.  Transition requirements are consistent with ASU 2014-09.

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
ASU 2016-12, Narrow Scope Improvements and Practical Expedients

The standard update amends the revenue recognition guidance in ASU 2014-09 related to transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The amendments clarify that, for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under current GAAP. The amendments also clarify how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.  Transition requirements are consistent with ASU 2014-09.

		January 1, 2018	We are currently evaluating the impact of adopting this ASU, in coordination with ASU 2014-09, on our consolidated financial condition and results of operations.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments

These amendments adopt a new model to measure and recognize credit losses for most financial assets.  The method used to measure estimated credit losses for available-for-sale (“AFS”) debt securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those debt securities.  The amendments will permit entities to recognize improvements in credit loss estimates on AFS debt securities by reducing the allowance account immediately through earnings.  The amendments will be adopted through a cumulative effect adjustment to the beginning balance of retained earnings as of the first reporting period in which the amendments are effective. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.

		January 1, 2020	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2015 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of June  30, 2016:

	Amount and
	Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.21%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	A-	BB
Current rating of underlying reference obligations	AA - B	AAA - CCC
Number of defaults in underlying reference obligations	3	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying reference obligations by industry and rating as of June  30, 2016:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	5.4%	3.0%	0.0%	0.0%	0.0%	10.5%
Telecommunications	0.0%	0.3%	1.8%	7.5%	0.9%	0.5%	0.0%	11.0%
Oil and gas	0.3%	1.0%	1.1%	4.4%	0.9%	0.3%	0.0%	8.0%
Utilities	0.0%	0.0%	1.6%	3.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.6%	0.9%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	1.6%	1.8%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	1.6%	1.4%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.1%	0.7%	0.0%	0.0%	0.0%	2.8%
Sovereign	0.0%	1.2%	1.0%	0.7%	0.3%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.3%	0.9%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.5%	1.1%	1.5%	0.0%	0.0%	3.1%
Other	0.0%	4.1%	14.4%	17.6%	5.4%	0.7%	0.4%	42.6%
Total	0.6%	12.6%	34.8%	40.3%	9.8%	1.5%	0.4%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2016			As of December 31, 2015
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans (1)	N/A	$-	$600	N/A	$-	$598
Total return swap	1	494	-	1	479	-
Credit default swaps (2)	2	600	1	-	-	-
Total assets	3	$1,094	$601	1	$479	$598

Liabilities
Non-qualifying hedges:
Credit default swaps	-	$-	$-	2	$600	$4
Contingent forwards	2	-	-	2	-	-
Total liabilities (3)	2	$-	$-	4	$600	$4

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in other investments on our Consolidated Balance Sheets.
(3)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity AFS securities underlying these VIEs, see Note 4.

As described more fully in Note 1 of our 2015 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of June 30, 2016.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Non-Qualifying Hedges
Credit default swaps	$(1)	$2	$5	$10
Contingent forwards	-	-	-	-
Total non-qualifying hedges (1)	$(1)	$2	$5	$10

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.3 billion and $1.2 billion as of June 30, 2016, and December 31, 2015, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $43 million and $47 million as of June 30, 2016, and December 31, 2015, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were $2 million and less than $1 million for the six months ended June 30, 2016 and 2015, respectively.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of June 30, 2016.

4.  Investments

AFS Securities

See Note 1 in our 2015 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains and losses, OTTI and fair value of AFS securities (in millions) were as follows:

	As of June 30, 2016
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$72,157	$7,508	$599	$15	$79,051
Asset-backed securities ("ABS")	1,041	46	17	(8)	1,078
U.S. government bonds	386	78	-	-	464
Foreign government bonds	454	76	-	-	530
Residential mortgage-backed securities ("RMBS")	3,445	224	32	-	3,637
Commercial mortgage-backed securities ("CMBS")	319	16	-	(3)	338
Collateralized loan obligations ("CLOs")	682	2	1	(4)	687
State and municipal bonds	3,872	1,119	5	1	4,985
Hybrid and redeemable preferred securities	677	71	57	-	691
VIEs’ fixed maturity securities	598	2	-	-	600
Total fixed maturity securities	83,631	9,142	711	1	92,061
Equity securities	259	23	5	-	277
Total AFS securities	$83,890	$9,165	$716	$1	$92,338

	As of December 31, 2015
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$70,993	$3,924	$1,984	$2	$72,931
ABS	1,064	41	17	(13)	1,101
U.S. government bonds	386	45	2	-	429
Foreign government bonds	464	61	1	-	524
RMBS	3,566	186	36	(12)	3,728
CMBS	364	10	2	(4)	376
CLOs	588	1	3	(3)	589
State and municipal bonds	3,806	686	12	-	4,480
Hybrid and redeemable preferred securities	762	88	44	-	806
VIEs’ fixed maturity securities	596	2	-	-	598
Total fixed maturity securities	82,589	5,044	2,101	(30)	85,562
Equity securities	226	17	6	-	237
Total AFS securities	$82,815	$5,061	$2,107	$(30)	$85,799

(1)	Includes unrealized gains and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2016, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,779	$2,818
Due after one year through five years	18,683	19,932
Due after five years through ten years	18,391	19,381
Due after ten years	37,693	43,590
Subtotal	77,546	85,721
Structured securities (ABS, MBS, CLOs)	6,085	6,340
Total fixed maturity AFS securities	$83,631	$92,061

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2016
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$1,605	$67	$4,922	$548	$6,527	$615
ABS	144	3	295	34	439	37
RMBS	250	10	466	35	716	45
CMBS	11	1	10	1	21	2
CLOs	283	1	63	-	346	1
State and municipal bonds	1	-	50	6	51	6
Hybrid and redeemable
preferred securities	59	4	167	53	226	57
Total fixed maturity securities	2,353	86	5,973	677	8,326	763
Equity securities	23	3	28	2	51	5
Total AFS securities	$2,376	$89	$6,001	$679	$8,377	$768

Total number of AFS securities in an unrealized loss position						918

	As of December 31, 2015
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$20,380	$1,364	$2,383	$623	$22,763	$1,987
ABS	213	4	274	29	487	33
U.S. government bonds	15	2	-	-	15	2
Foreign government bonds	37	1	-	-	37	1
RMBS	627	21	371	22	998	43
CMBS	116	2	11	2	127	4
CLOs	271	2	49	1	320	3
State and municipal bonds	129	8	27	4	156	12
Hybrid and redeemable
preferred securities	38	1	148	43	186	44
Total fixed maturity securities	21,826	1,405	3,263	724	25,089	2,129
Equity securities	47	6	-	-	47	6
Total AFS securities	$21,873	$1,411	$3,263	$724	$25,136	$2,135

Total number of AFS securities in an unrealized loss position						2,007

For information regarding our investments in VIEs, see Note 3.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2016
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$73	$23	$2	23
Six months or greater, but less than nine months	127	45	-	20
Nine months or greater, but less than twelve months	163	64	5	19
Twelve months or greater	265	161	18	74
Total	$628	$293	$25	136

	As of December 31, 2015
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1,584	$701	$2	138
Six months or greater, but less than nine months	76	85	-	19
Nine months or greater, but less than twelve months	39	38	-	2
Twelve months or greater	153	83	15	60
Total	$1,852	$907	$17	219

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased by $1.4 billion for the six months ended June 30, 2016.  As discussed further below, we believe the unrealized loss position as of June 30, 2016, did not represent OTTI as (i) we did not intend to sell the fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost; (iii) the estimated future cash flows were equal to or greater than the amortized cost of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of June 30, 2016, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2016, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of June 30, 2016,  the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to credit spreads.  We assessed credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of June 30, 2016, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance as of beginning-of-period	$413	$382	$382	$380
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	26	3	61	16
Credit losses on securities for which an
OTTI was previously recognized	2	4	7	6
Decreases attributable to:
Securities sold, paid down or matured	(10)	(15)	(19)	(28)
Balance as of end-of-period	$431	$374	$431	$374

During the six months ended June 30, 2016 and 2015, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of June 30, 2016
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$91	$(15)	$76	$85
ABS	198	8	206	109
RMBS	353	-	353	194
CMBS	32	3	35	37
CLOs	11	4	15	5
State and municipal bonds	4	(1)	3	1
Total	$689	$(1)	$688	$431

	As of December 31, 2015
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$31	$(2)	$29	$28
ABS	199	13	212	108
RMBS	365	12	377	193
CMBS	34	4	38	48
CLOs	11	3	14	5
Total	$640	$30	$670	$382

Mortgage Loans on Real Estate

See Note 1 in our 2015 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 21% of mortgage loans on real estate as of June 30, 2016, and December 31, 2015, and Texas, which accounted for 11% and 10%, respectively.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	June 30,	December 31,
	2016	2015
Current	$9,255	$8,677
60 to 90 days past due	-	-
Greater than 90 days past due	2	-
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Unamortized premium (discount)	2	3
Total carrying value	$9,257	$8,678

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2016	2015
Number of impaired mortgage loans on real estate	2	2

Principal balance of impaired mortgage loans on real estate	$7	$8
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Carrying value of impaired mortgage loans on real estate	$5	$6

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance as of beginning-of-period	$2	$3	$2	$3
Additions	-	-	-	-
Charge-offs, net of recoveries	-	-	-	-
Balance as of end-of-period	$2	$3	$2	$3

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average carrying value for impaired mortgage loans on real estate	$6	$23	$6	$23
Interest income recognized on impaired mortgage loans on real estate	-	-	-	1
Interest income collected on impaired mortgage loans on real estate	-	-	-	1

As described in Note 1 in our 2015 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of June 30, 2016			As of December 31, 2015
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$8,182	88.4%	2.14	$7,718	88.9%	2.06
65% to 74%	814	8.8%	1.82	653	7.5%	1.60
75% to 100%	253	2.7%	0.84	301	3.5%	0.83
Greater than 100%	8	0.1%	1.05	6	0.1%	1.05
Total mortgage loans on real estate	$9,257	100.0%		$8,678	100.0%

Alternative Investments

As of June 30, 2016, and December 31, 2015, alternative investments included investments in 197 and 190 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fixed maturity AFS securities: (1)
Gross gains	$7	$21	$61	$23
Gross losses	(65)	(13)	(163)	(29)
Equity AFS securities:
Gross gains	2	1	2	1
Gross losses	(1)	-	(1)	-
Gain (loss) on other investments	(3)	-	(63)	(8)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(10)	(8)	(15)
Total realized gain (loss) related to certain investments, pre-tax	$(65)	$(1)	$(172)	$(28)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(26)	$(4)	$(62)	$(15)
ABS	(1)	(3)	(3)	(5)
RMBS	(1)	-	(3)	(2)
Total fixed maturity securities	(28)	(7)	(68)	(22)
Equity securities	(1)	-	(1)	-
Gross OTTI recognized in net income (loss)	(29)	(7)	(69)	(22)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	5	2
Net OTTI recognized in net income (loss), pre-tax	$(28)	$(7)	$(64)	$(20)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$10	$9	$36	$18
Change in DAC, VOBA, DSI and DFEL	(2)	(2)	(8)	(3)
Net portion of OTTI recognized in OCI, pre-tax	$8	$7	$28	$15

Determination of Credit Losses on Corporate Bonds and ABS

As of June 30, 2016, and December 31, 2015, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2016, and December 31, 2015, 95% and 96%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of June 30, 2016, and December 31, 2015, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $4.0 billion and $3.6 billion, respectively, and a fair value of $3.7 billion and $3.3 billion, respectively.  As of June 30, 2016, and December 31, 2015, 96% of the fair value of our ABS portfolio was rated investment grade.  As of June 30, 2016, and December 31, 2015, the portion of our ABS portfolio rated below investment grade had an amortized cost of $103 million and $107 million, respectively, and a fair value of $85 million and $92 million, respectively.  Based upon the analysis discussed above, we believe as of June 30, 2016, and December 31, 2015, that we would recover the amortized cost of each fixed maturity security.

Determination of Credit Losses on MBS

As of June 30, 2016, and December 31, 2015, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between approximately 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of June 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,004	$3,004	$1,387	$1,387
Securities pledged under securities lending agreements (2)	249	240	242	231
Securities pledged under repurchase agreements (3)	689	748	673	739
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,355	3,767	2,355	3,391
Total payables for collateral on investments	$6,297	$7,759	$4,657	$5,748

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2016	2015
Collateral payable for derivative investments	$1,617	$(602)
Securities pledged under securities lending agreements	7	28
Securities pledged under repurchase agreements	16	427
Investments pledged for FHLBI	-	325
Total increase (decrease) in payables for collateral on investments	$1,640	$178

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of June 30, 2016
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$290	$149	$439
RMBS	-	-	-	250	250
Total	-	-	290	399	689
Securities Lending
Corporate bonds	249	-	-	-	249
Total	249	-	-	-	249
Total gross secured borrowings	$249	$-	$290	$399	$938

	As of December 31, 2015
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$275	$148	$423
RMBS	-	-	-	250	250
Total	-	-	275	398	673
Securities Lending
Corporate bonds	242	-	-	-	242
Total	242	-	-	-	242
Total gross secured borrowings	$242	$-	$275	$398	$915

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we record the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge.  As of June 30, 2016, the fair value of all collateral received that we are permitted to sell or re-pledge was $176 million.    As of June 30, 2016, we have not sold or re-pledged this collateral.

Investment Commitments

As of June 30, 2016, our investment commitments were $1.4 billion, which included $752 million of LPs, $479 million of mortgage loans on real estate and $146 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2016, and December 31, 2015, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.7 billion and $1.8 billion, respectively, or 2% of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $1.2 billion, or 1% of our invested assets portfolio.

As of June 30, 2016, and December 31, 2015, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $14.0 billion and $12.0 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio, and our investments in securities in the utilities industry with a fair value of $13.8 billion and $12.8 billion, respectively, or 13% of our invested assets portfolio.  These concentrations include both AFS and trading securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2016			As of December 31, 2015
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,860	$259	$350	$2,937	$192	$46
Foreign currency contracts (1)	1,007	144	6	910	84	2
Total cash flow hedges	3,867	403	356	3,847	276	48
Fair value hedges:
Interest rate contracts (1)	1,514	423	284	1,529	269	198
Non-Qualifying Hedges
Interest rate contracts (1)	69,248	2,436	317	71,898	1,088	330
Foreign currency contracts (1)	283	-	-	74	-	-
Equity market contracts (1)	30,450	661	475	27,882	680	269
Credit contracts (2)	103	-	16	103	-	9
Embedded derivatives:
GLB reserves (2)	-	-	2,458	-	-	953
Reinsurance related (3)	-	-	134	-	-	87
Indexed annuity and IUL contracts (4)	-	-	1,102	-	-	1,100
Total derivative instruments	$105,465	$3,923	$5,142	$105,333	$2,313	$2,994

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2016
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$5,230	$33,709	$19,936	$13,109	$1,638	$73,622
Foreign currency contracts (2)	329	120	327	514	-	1,290
Equity market contracts	19,346	8,825	1,972	17	290	30,450
Credit contracts	103	-	-	-	-	103
Total derivative instruments
with notional amounts	$25,008	$42,654	$22,235	$13,640	$1,928	$105,465

(1)	As of June 30, 2016, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of June 30, 2016, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2045.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2016	2015
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$132	$139
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(240)	(121)
Foreign currency contracts	32	25
Change in foreign currency exchange rate adjustment	35	16
Change in DAC, VOBA, DSI and DFEL	(6)	-
Income tax benefit (expense)	62	27
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	4	(194)
Interest rate contracts (2)	(2)	2
Foreign currency contracts (1)	3	3
Foreign currency contracts (3)	4	-
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	-
Income tax benefit (expense)	(3)	66
Balance as of end-of-period	$10	$209

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3	$3	$4	$4
Interest rate contracts (2)	(2)	(1)	(2)	(1)
Foreign currency contracts (1)	1	1	3	3
Foreign currency contracts (3)	-	-	4	-
Total cash flow hedges	2	3	9	6
Fair value hedges:
Interest rate contracts (1)	(7)	(7)	(15)	(15)
Interest rate contracts (2)	8	8	16	16
Interest rate contracts (3)	(32)	60	(86)	(170)
Total fair value hedges	(31)	61	(85)	(169)
Non-Qualifying Hedges
Interest rate contracts (3)	614	(673)	1,590	(231)
Foreign currency contracts (3)	(7)	(4)	(3)	(6)
Equity market contracts (3)	(252)	(53)	(582)	(283)
Equity market contracts (4)	3	-	2	5
Credit contracts (3)	(4)	1	(7)	1
Embedded derivatives:
GLB reserves (3)	(542)	704	(1,505)	326
Reinsurance related (3)	(23)	45	(47)	30
Indexed annuity and IUL contracts (3)	(19)	(9)	(12)	(47)
Total derivative instruments	$(259)	$75	$(640)	$(368)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Offset to net investment income	$4	$4	$7	$7
Offset to realized gain (loss)	-	-	4	-
Offset to interest and debt expense	(2)	1	(2)	1

As of June 30, 2016, $1 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2016 and 2015, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our open credit default swaps for which we are the seller (dollars in millions) was as follows:

As of June 30, 2016
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BB	2	$(1)	$45
3/20/2017 (3)	(4)	(5)	BB-	3	(15)	58
				5	$(16)	$103

As of December 31, 2015
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	2	$(2)	$45
3/20/2017 (3)	(4)	(5)	BBB-	3	(7)	58
				5	$(9)	$103

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of these credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2015 Form 10-K.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2016	2015
Maximum potential payout	$103	$103
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$103	$103

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post $16 million as of June 30, 2016.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2016, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2016, our exposure was $15 million.

The amounts recognized (in millions) by S&P credit rating of counterparty for which we had the right to reclaim cash collateral or were obligated to return cash collateral were as follows:

	As of June 30, 2016		As of December 31, 2015
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$289	$-	$92	$-
A+	136	(2)	67	-
A	1,871	(317)	866	(143)
A-	5	-	11	-
BBB+	703	(72)	351	-
	$3,004	$(391)	$1,387	$(143)

Balance Sheet Offsetting

Information related to our derivative instruments and the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2016
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$3,793	$-	$3,793
Gross amounts offset	(1,180)	-	(1,180)
Net amount of assets	2,613	-	2,613
Gross amounts not offset:
Cash collateral	(3,004)	-	(3,004)
Net amount	$(391)	$-	$(391)

Financial Liabilities
Gross amount of recognized liabilities	$268	$3,694	$3,962
Gross amounts offset	(130)	-	(130)
Net amount of liabilities	138	3,694	3,832
Gross amounts not offset:
Cash collateral	(391)	-	(391)
Net amount	$(253)	$3,694	$3,441

	As of December 31, 2015
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,250	$-	$2,250
Gross amounts offset	(713)	-	(713)
Net amount of assets	1,537	-	1,537
Gross amounts not offset:
Cash collateral	(1,387)	-	(1,387)
Net amount	$150	$-	$150

Financial Liabilities
Gross amount of recognized liabilities	$139	$2,140	$2,279
Gross amounts offset	(61)	-	(61)
Net amount of liabilities	78	2,140	2,218
Gross amounts not offset:
Cash collateral	(143)	-	(143)
Net amount	$(65)	$2,140	$2,075

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 21% and 18% for the three and six months ended June 30, 2016, respectively.  The effective tax rate was 23% and 21% for the three and six months ended June 30, 2015, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deductions, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2016 (1)	2015 (1)
Return of Net Deposits
Total account value	$86,056	$85,345
Net amount at risk (2)	1,211	1,201
Average attained age of contract holders	63 years	63 years

Minimum Return
Total account value	$105	$111
Net amount at risk (2)	23	24
Average attained age of contract holders	75 years	75 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,495	$24,659
Net amount at risk (2)	1,104	1,345
Average attained age of contract holders	69 years	69 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Six
	Months Ended
	June 30,
	2016	2015
Balance as of beginning-of-year	$115	$89
Changes in reserves	22	17
Benefits paid	(24)	(11)
Balance as of end-of-period	$113	$95

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2016	2015
Asset Type
Domestic equity	$49,570	$48,362
International equity	18,552	18,382
Bonds	28,560	26,492
Money market	10,516	13,057
Total	$107,198	$106,293

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of June 30, 2016,  and 31% of total sales for the six months ended June 30, 2016.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2016.

While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of June 30, 2016, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $50 million.

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

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16cv00827, is a putative class action that was served on The Lincoln National Life Insurance Company (“LNL”) on June 8, 2016.  Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for cost of insurance than permitted by the policy.  Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing cost of insurance provisions that are similar to those of Plaintiff’s policy, and seeks damages on behalf of all such policyholders.  We are vigorously defending this matter.

See Note 13 in our 2015 Form 10-K and Note 8 in our Form 10-Q for the quarter ended March 31, 2016, for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Common Stock
Balance as of beginning-of-period	239,005,252	252,928,502	243,835,893	256,551,440
Stock issued for exercise of warrants	13,335	33,510	38,148	980,436
Stock compensation/issued for benefit plans	9,537	515,481	670,142	1,988,882
Retirement/cancellation of shares	(6,243,433)	(2,558,600)	(11,759,492)	(8,601,865)
Balance as of end-of-period	232,784,691	250,918,893	232,784,691	250,918,893

Common Stock as of End-of-Period
Basic basis	232,784,691	250,918,893	232,784,691	250,918,893
Diluted basis	236,268,119	254,126,732	236,268,119	254,126,732

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average shares, as used in basic calculation	236,463,183	251,849,316	239,069,774	253,662,410
Shares to cover exercise of outstanding warrants	1,098,405	1,356,262	1,100,176	1,604,192
Shares to cover non-vested stock	939,526	1,220,690	1,030,627	1,357,152
Average stock options outstanding during the period	2,110,327	3,676,185	1,958,486	3,759,166
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(265,103)	(240,814)	(278,312)	(295,871)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,523,490)	(2,655,466)	(1,428,150)	(2,701,424)
Shares repurchasable from measured but
unrecognized stock option expense	(38,377)	(65,873)	(19,740)	(63,196)
Average deferred compensation shares	1,101,384	-	1,070,657	1,022,523
Weighted-average shares, as used in diluted calculation	239,885,855	255,140,300	242,503,518	258,344,952

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the three and six months ended June 30, 2016, and the six months ended June 30, 2015, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added the shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was less than $1 million and $7 million for the three and six months ended June 30, 2016, respectively, and $(1) million for the six months ended June 30, 2015.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2016	2015
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$991	$3,213
Unrealized holding gains (losses) arising during the period	5,394	(2,492)
Change in foreign currency exchange rate adjustment	(33)	(16)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(1,620)	812
Income tax benefit (expense)	(1,321)	582
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(101)	193
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(15)
Income tax benefit (expense)	38	(62)
Balance as of end-of-period	$3,481	$1,983
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$26	$26
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(36)	(18)
Change in DAC, VOBA, DSI and DFEL	8	3
Income tax benefit (expense)	10	6
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	5	31
Change in DAC, VOBA, DSI and DFEL	(1)	(14)
Income tax benefit (expense)	(2)	(6)
Balance as of end-of-period	$10	$28
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$132	$139
Unrealized holding gains (losses) arising during the period	(208)	(96)
Change in foreign currency exchange rate adjustment	35	16
Change in DAC, VOBA, DSI and DFEL	(6)	-
Income tax benefit (expense)	62	27
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	9	(189)
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	-
Income tax benefit (expense)	(3)	66
Balance as of end-of-period	$10	$209
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(5)	$(3)
Foreign currency translation adjustment arising during the period	(13)	6
Balance as of end-of-period	$(18)	$3
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(299)	$(279)
Adjustment arising during the period	11	1
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(288)	$(279)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2016	2015
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(101)	$193	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(7)	(15)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(108)	178	operations before taxes
Income tax benefit (expense)	38	(62)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(70)	$116	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$1	$31	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	(14)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	1	17	operations before taxes
Income tax benefit (expense)	-	(6)	Federal income tax expense (benefit)
Reclassification, net of income tax	$1	$11	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$4	$(194)	Net investment income
Interest rate contracts	(2)	2	Interest and debt expense
Foreign currency contracts	7	3	Net investment income
Total gross reclassifications	9	(189)
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	-	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	8	(189)	operations before taxes
Income tax benefit (expense)	(3)	66	Federal income tax expense (benefit)
Reclassification, net of income tax	$5	$(123)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total realized gain (loss) related to certain investments (1)	$(65)	$(1)	$(172)	$(28)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(8)	(21)	-	(10)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(9)	(5)	(33)	(31)
Associated amortization of DAC, VOBA, DSI and DFEL	4	1	6	6
Variable annuity net derivatives results: (4)
Gross gain (loss)	37	44	48	30
Associated amortization of DAC, VOBA, DSI and DFEL	(4)	(7)	(8)	(3)
Realized gain (loss) on sale of subsidiaries/businesses (5)	-	(1)	-	(2)
Total realized gain (loss)	$(45)	$10	$(159)	$(38)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2016	2016
10-year LNC stock options	-	776,895
Performance shares	-	291,298
RSUs	8,595	764,237
Non-employee:
SARs	-	63,807
Agent stock options	-	92,150
Director DSUs	11,065	21,591

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$91,461	$91,461	$84,964	$84,964
VIEs’ fixed maturity securities	600	600	598	598
Equity securities	277	277	237	237
Trading securities	1,812	1,812	1,854	1,854
Mortgage loans on real estate	9,257	9,821	8,678	8,936
Derivative investments (1)	2,613	2,613	1,537	1,537
Other investments (2)	2,039	2,039	1,778	1,778
Cash and invested cash	4,113	4,113	3,146	3,146
Other assets – reinsurance recoverable	539	539	268	268
Separate account assets	125,033	125,033	123,619	123,619

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,102)	(1,102)	(1,100)	(1,100)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(660)	(660)	(687)	(687)
Account values of certain investment contracts	(31,068)	(37,486)	(30,392)	(34,618)
Short-term debt (3)	(250)	(249)	-	-
Long-term debt	(5,460)	(5,211)	(5,553)	(5,505)
Reinsurance related embedded derivatives	(134)	(134)	(87)	(87)
VIEs’ liabilities – derivative instruments	-	-	(4)	(4)
Other liabilities:
Credit default swaps	(16)	(16)	(9)	(9)
Derivative liabilities (1)	(122)	(122)	(69)	(69)
GLB reserves embedded derivatives (4)	(2,458)	(2,458)	(953)	(953)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Includes credit default swaps in an asset position associated with consolidated VIEs.
(3)	The difference between the carrying value and fair value of short-term debt as of June 30, 2016, related to current maturities of long-term debt.
(4)	Portions of our GLB reserves embedded derivatives are ceded to third-party reinsurance counterparties. Refer to Note 5 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of June 30, 2016, and December 31, 2015, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2016, or December 31, 2015, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2015 Form 10-K:

	As of June 30, 2016
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	76,626	$2,425	$79,051
ABS	-	1,016	62	1,078
U.S. government bonds	450	4	10	464
Foreign government bonds	-	418	112	530
RMBS	-	3,621	16	3,637
CMBS	-	330	8	338
CLOs	-	642	45	687
State and municipal bonds	-	4,985	-	4,985
Hybrid and redeemable preferred securities	50	552	89	691
VIEs’ fixed maturity securities	-	600	-	600
Equity AFS securities	7	100	170	277
Trading securities	103	1,644	65	1,812
Derivative investments (1)	-	3,026	899	3,925
Other investments (2)	149	-	1	150
Cash and invested cash	-	4,113	-	4,113
Other assets – reinsurance recoverable	-	-	539	539
Separate account assets	1,046	123,987	-	125,033
Total assets	$1,805	$221,664	$4,441	$227,910

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,102)	$(1,102)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(134)	-	(134)
Other liabilities:
Credit default swaps	-	-	(16)	(16)
Derivative liabilities (1)	-	(958)	(476)	(1,434)
GLB reserves embedded derivatives	-	-	(2,458)	(2,458)
Total liabilities	$-	$(2,295)	$(4,052)	$(6,347)

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

	For the Three Months Ended June 30, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,185	$(6)	$46	$118	$82	$2,425
ABS	44	-	-	14	4	62
U.S. government bonds	-	-	-	10	-	10
Foreign government bonds	111	-	1	-	-	112
RMBS	1	-	-	15	-	16
CMBS	9	2	(1)	(2)	-	8
CLOs	591	-	-	40	(586)	45
Hybrid and redeemable
preferred securities	92	-	(3)	-	-	89
Equity AFS securities	167	-	3	-	-	170
Trading securities	74	1	(1)	-	(9)	65
Derivative investments	190	183	79	(29)	-	423
Other investments (4)	2	(1)	-	-	-	1
Other assets – reinsurance recoverable (5)	433	106	-	-	-	539
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,088)	(19)	-	5	-	(1,102)
Other liabilities:
Credit default swaps (4)	(12)	(4)	-	-	-	(16)
GLB reserves embedded derivatives (5)	(1,916)	(542)	-	-	-	(2,458)
Total, net	$883	$(280)	$124	$171	$(509)	$389

	For the Three Months Ended June 30, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,033	$-	$(58)	$61	$3	$2,039
ABS	33	-	-	-	-	33
Foreign government bonds	113	-	1	-	-	114
RMBS	1	-	-	-	-	1
CMBS	15	1	2	(6)	-	12
CLOs	416	-	-	57	(12)	461
Hybrid and redeemable
preferred securities	75	(1)	(1)	-	23	96
Equity AFS securities	135	1	(2)	8	(1)	141
Trading securities	75	-	(4)	1	-	72
Derivative investments	849	122	(123)	(108)	-	740
Other assets: (5)
GLB reserves embedded derivatives	-	254	-	-	-	254
Reinsurance recoverable	204	(102)	-	-	-	102
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,180)	(9)	-	34	-	(1,155)
VIEs’ liabilities – derivative instruments (4)	(5)	2	-	-	-	(3)
Other liabilities:
Credit default swaps (4)	(3)	1	-	-	-	(2)
GLB reserves embedded derivatives (5)	(552)	450	-	-	-	(102)
Total, net	$2,209	$719	$(185)	$47	$13	$2,803

	For the Six Months Ended June 30, 2016
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,993	$-	$64	$146	$222	$2,425
ABS	45	-	(1)	14	4	62
U.S. government bonds	-	-	-	10	-	10
Foreign government bonds	111	-	1	-	-	112
RMBS	1	-	-	15	-	16
CMBS	10	2	(1)	(3)	-	8
CLOs	551	-	2	78	(586)	45
Hybrid and redeemable
preferred securities	94	-	(5)	-	-	89
Equity AFS securities	164	-	2	4	-	170
Trading securities	73	2	1	(1)	(10)	65
Derivative investments	555	(258)	171	(45)	-	423
Other investments (4)	-	1	-	-	-	1
Other assets – reinsurance recoverable (5)	268	271	-	-	-	539
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,100)	(12)	-	10	-	(1,102)
VIEs’ liabilities – derivative instruments (4)	(4)	4	-	-	-	-
Other liabilities:
Credit default swaps (4)	(9)	(7)	-	-	-	(16)
GLB reserves embedded derivatives (5)	(953)	(1,505)	-	-	-	(2,458)
Total, net	$1,799	$(1,502)	$234	$228	$(370)	$389

	For the Six Months Ended June 30, 2015
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,953	$3	$(89)	$90	$82	$2,039
ABS	33	-	-	-	-	33
Foreign government bonds	109	-	5	-	-	114
RMBS	1	-	-	-	-	1
CMBS	15	2	4	(9)	-	12
CLOs	368	-	3	102	(12)	461
Hybrid and redeemable
preferred securities	55	(1)	(1)	-	43	96
Equity AFS securities	157	1	-	(16)	(1)	141
Trading securities	73	1	(2)	-	-	72
Derivative investments	989	28	(76)	(201)	-	740
Other assets: (5)
GLB reserves embedded derivatives	-	254	-	-	-	254
Reinsurance recoverable	154	(52)	-	-	-	102
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,170)	(47)	-	62	-	(1,155)
VIEs’ liabilities – derivative instruments (4)	(13)	10	-	-	-	(3)
Other liabilities:
Credit default swaps (4)	(3)	1	-	-	-	(2)
GLB reserves embedded derivatives (5)	(174)	72	-	-	-	(102)
Total, net	$2,547	$272	$(156)	$28	$112	$2,803

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$172	$(8)	$-	$(46)	$-	$118
ABS	15	-	-	(1)	-	14
U.S. government bonds	-	-	-	10	-	10
RMBS	15	-	-	-	-	15
CMBS	-	(1)	-	(1)	-	(2)
CLOs	40	-	-	-	-	40
Derivative investments	45	(43)	(31)	-	-	(29)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(19)	-	-	24	-	5
Total, net	$268	$(52)	$(31)	$(14)	$-	$171

	For the Three Months Ended June 30, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$131	$(19)	$(15)	$(25)	$(11)	$61
CMBS	-	-	-	(6)	-	(6)
CLOs	62	-	-	(5)	-	57
Equity AFS securities	10	(2)	-	-	-	8
Trading securities	1	-	-	-	-	1
Derivative investments	47	(49)	(106)	-	-	(108)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(16)	-	50	-	-	34
Total, net	$235	$(70)	$(71)	$(36)	$(11)	$47

	For the Six Months Ended June 30, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$289	$-	$(3)	$(83)	$(57)	$146
ABS	15	-	-	(1)	-	14
U.S. government bonds	-	-	-	10	-	10
RMBS	15	-	-	-	-	15
CMBS	-	(1)	-	(2)	-	(3)
CLOs	80	-	-	(2)	-	78
Equity AFS securities	4	-	-	-	-	4
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	85	(85)	(45)	-	-	(45)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(45)	-	-	55	-	10
Total, net	$443	$(86)	$(48)	$(24)	$(57)	$228

	For the Six Months Ended June 30, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$194	$(20)	$(15)	$(51)	$(18)	$90
CMBS	-	-	-	(8)	(1)	(9)
CLOs	109	-	-	(7)	-	102
Equity AFS securities	10	(26)	-	-	-	(16)
Derivative investments	88	(193)	(96)	-	-	(201)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(30)	-	-	92	-	62
Total, net	$371	$(239)	$(111)	$26	$(19)	$28

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Derivative investments	$216	$111	$(177)	$16
Other investments	(1)	-	1	-
Embedded derivatives:
Indexed annuity and IUL contracts	(1)	(8)	(24)	(34)
GLB reserves	(409)	615	(1,233)	454
VIEs’ liabilities – derivative instruments	-	2	4	10
Credit default swaps	(3)	1	(7)	1
Total, net (1)	$(198)	$721	$(1,436)	$447

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2016			June 30, 2015
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$165	$(83)	$82	$79	$(76)	$3
ABS	4	-	4	-	-	-
CLOs	-	(586)	(586)	4	(16)	(12)
Hybrid and redeemable preferred
securities	-	-	-	23	-	23
Equity AFS securities	-	-	-	-	(1)	(1)
Trading securities	1	(10)	(9)	-	-	-
Total, net	$170	$(679)	$(509)	$106	$(93)	$13

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$329	$(107)	$222	$159	$(77)	$82
ABS	4	-	4	-	-	-
CLOs	-	(586)	(586)	4	(16)	(12)
Hybrid and redeemable preferred
securities	-	-	-	48	(5)	43
Equity AFS securities	-	-	-	-	(1)	(1)
Trading securities	1	(11)	(10)	-	-	-
Total, net	$334	$(704)	$(370)	$211	$(99)	$112

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the six months ended June 30, 2016 and 2015, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the six months ended June 30, 2016, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.    For the six months ended June 30, 2015, the transfers between Levels 1 and 2 of the fair value hierarchy were $172 million for our financial instruments carried at fair value, which was attributable to quoted market prices being available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2016:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,723	Discounted cash flow	Liquidity/duration adjustment (1)	0.7%		12.0%
ABS	25	Discounted cash flow	Liquidity/duration adjustment (1)	4.1%	-	4.1%
U.S. government bonds	10	Discounted cash flow	Liquidity/duration adjustment (1)	1.4%	-	1.4%
Foreign government bonds	78	Discounted cash flow	Liquidity/duration adjustment (1)	2.0%	-	4.2%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	2.3%	-	2.3%
Equity AFS securities	27	Discounted cash flow	Liquidity/duration adjustment (1)	4.3%	-	5.5%
Other assets – reinsurance
recoverable	539	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	120%
			NPR (5)	0.05%	-	0.53%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,102)	Discounted cash flow	Lapse rate (2)	1%	-	15%
			Mortality rate (6)			(8)
Other liabilities – GLB reserves
embedded derivatives	(2,458)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	90%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	70%	-	120%
			NPR (5)	0.05%	-	0.53%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Operating revenues:
Annuities	$983	$991	$2,022	$1,981
Retirement Plan Services	270	270	537	543
Life Insurance	1,538	1,443	3,016	2,874
Group Protection	525	617	1,059	1,222
Other Operations	79	96	161	191
Excluded realized gain (loss), pre-tax	(89)	(37)	(245)	(127)
Amortization of deferred gain arising
from reserve changes on business
sold through reinsurance, pre-tax	1	1	1	1
Total revenues	$3,307	$3,381	$6,551	$6,685

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income (Loss)
Income (loss) from operations:
Annuities	$235	$255	$453	$494
Retirement Plan Services	31	30	61	65
Life Insurance	120	105	195	215
Group Protection	15	19	20	13
Other Operations	(28)	(38)	(42)	(63)
Excluded realized gain (loss), after-tax	(57)	(23)	(159)	(83)
Income (loss) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	-	-	1	1
Benefit ratio unlocking, after-tax	9	(4)	4	2
Net income (loss)	$325	$344	$533	$644

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2016, compared with December 31, 2015, and the results of operations for the three and six months ended June 30, 2016, compared with the corresponding periods in 2015 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly report on Form 10-Q filed in 2016; and our current reports on Form 8-K filed in 2016.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Financial information that follows is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated.  See Note 1 in our 2015 Form 10-K for a discussion of GAAP.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect: the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, our ability to conduct business and our captive reinsurance arrangements as well as restrictions on revenue sharing and 12b‑1 payments, the potential for U.S. federal tax reform and the effect of the Department of Labor’s (“DOL”) regulation defining fiduciary;

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2015 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.  The profitability of our business depends, among other things, on assumptions regarding variable fund returns, investment margins, lapse rates and mortality.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2015 Form 10-K.

If we had unlocked our RTM assumption as of June 30, 2016, we would have recorded a favorable unlocking of approximately $105 million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $15 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2016:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$759	$79,808	$-	$80,567
Priced by independent broker quotations	-	-	1,542	1,542
Priced by matrices	-	12,798	-	12,798
Priced by other methods (1)	-	-	1,884	1,884
Total	$759	$92,606	$3,426	$96,791

Percent of total	1%	96%	3%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2015 Form 10-K and Note 12 herein.

As of June 30, 2016, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of June 30, 2016,  we used broker quotes for 30 securities as our final price source, representing less than 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, approximately 66% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of June 30, 2016.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of June 30, 2016 and 2015, 11% and 4%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2016 and 2015,  was $724 million and $287 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$235	$255	-8%	$453	$494	-8%
Retirement Plan Services	31	30	3%	61	65	-6%
Life Insurance	120	105	14%	195	215	-9%
Group Protection	15	19	-21%	20	13	54%
Other Operations	(28)	(38)	26%	(42)	(63)	33%
Excluded realized gain (loss), after-tax	(57)	(23)	NM	(159)	(83)	-92%
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	-	NM	1	1	0%
Benefit ratio unlocking, after-tax	9	(4)	NM	4	2	100%
Net income (loss)	$325	$344	-6%	$533	$644	-17%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Deposits
Annuities	$2,113	$3,380	-37%	$4,466	$6,370	-30%
Retirement Plan Services	1,660	1,862	-11%	3,452	3,567	-3%
Life Insurance	1,391	1,344	3%	2,630	2,655	-1%
Total deposits	$5,164	$6,586	-22%	$10,548	$12,592	-16%

Net Flows
Annuities	$(452)	$397	NM	$(486)	$593	NM
Retirement Plan Services	4	306	-99%	82	422	-81%
Life Insurance	978	929	5%	1,808	1,817	0%
Total net flows	$530	$1,632	-68%	$1,404	$2,832	-50%

	As of June 30,
	2016	2015	Change
Account Values
Annuities	$122,851	$124,535	-1%
Retirement Plan Services	55,430	54,989	1%
Life Insurance	44,402	43,059	3%
Total account values	$222,683	$222,583	0%

Comparison of the Three Months Ended June 30, 2016 to 2015

Net income decreased due primarily to the following:

•	Realized losses driven by asset disposals and an increase in other-than-temporary impairment (“OTTI”) attributable to individual credit risks within our corporate bond holdings.
•	Decline in average account values due to lower average equity markets.
•	Less favorable investment income on alternative investments.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in business in force.
•	Legal accrual releases during 2016 as compared to legal expenses during 2015.
•	Favorable variable annuity net derivatives results.

Comparison of the Six Months Ended June 30, 2016 to 2015

Net income decreased due primarily to the following:

•	Higher legal expenses related to certain investments.
•	Less favorable investment income on alternative investments and lower prepayment and bond make-whole premiums.
•	Higher realized losses driven by asset disposals and an increase in OTTI attributable to individual credit risks within our corporate bond holdings.
•	Decline in average account values due to lower average equity markets.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in business in force.
•	Legal accrual releases during 2016 as compared to legal expenses during 2015.
•	More favorable total non-medical loss ratio experience in our Group Protection segment.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Insurance premiums (1)	$68	$55	24%	$219	$135	62%
Fee income	510	531	-4%	1,003	1,041	-4%
Net investment income	258	247	4%	509	494	3%
Operating realized gain (loss) (2)	44	45	-2%	87	87	0%
Other revenues (3)	103	113	-9%	204	224	-9%
Total operating revenues	983	991	-1%	2,022	1,981	2%
Operating Expenses
Interest credited	144	139	4%	283	283	0%
Benefits (1)	136	90	51%	353	218	62%
Commissions and other expenses	407	434	-6%	818	859	-5%
Total operating expenses	687	663	4%	1,454	1,360	7%
Income (loss) from operations before taxes	296	328	-10%	568	621	-9%
Federal income tax expense (benefit)	61	73	-16%	115	127	-9%
Income (loss) from operations	$235	$255	-8%	$453	$494	-8%

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three and Six Months Ended June 30, 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits attributable to an increase in the growth in benefit reserves due to lower average equity markets.
•	Lower fee income driven by lower average daily variable account values as a result of lower average equity markets.

The decrease in income from operations was partially offset primarily by lower commissions and other expenses driven by a decrease in amortization expense as a result of lower actual gross profits and amortization rates and lower incentive compensation as a result of production performance.

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

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  For the three and six months ended June 30, 2016,  29% and 27% of our variable annuity deposits were on products without GLB riders, respectively, compared to 28% for the corresponding periods in 2015.  As a result of the more volatile market environment, our variable annuity deposits for the three and six months ended June 30, 2016, were significantly lower than the corresponding periods in 2015 resulting in negative net flows.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 6% for the three and six months ended June 30, 2016, compared to 7% for the corresponding periods in 2015.

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

On April 8, 2016, the DOL released the final fiduciary advice regulation that provides for a phased implementation, the first of which will be effective April 10, 2017, with full implementation by January 1, 2018.  For information about regulatory risk including the potential impact of the DOL regulation, see “Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees” in “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Fee Income
Mortality, expense and other assessments	$506	$524	-3%	$994	$1,026	-3%
Surrender charges	8	8	0%	16	15	7%
DFEL:
Deferrals	(10)	(10)	0%	(19)	(18)	-6%
Amortization, net of interest	6	9	-33%	12	18	-33%
Total fee income	$510	$531	-4%	$1,003	$1,041	-4%

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Variable Account Value Information
Variable annuity deposits (1)	$1,217	$2,302	-47%	$2,291	$4,189	-45%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(818)	(75)	NM	(1,658)	(463)	NM
Change in market value (1)	1,389	(283)	NM	1,408	1,537	-8%
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	594	788	-25%	1,312	1,507	-13%
Variable annuity account values (1)	100,968	103,408	-2%	100,968	103,408	-2%
Average daily variable annuity account
values (1)	100,468	104,794	-4%	98,454	103,389	-5%
Average daily S&P 500	2,074	2,102	-1%	2,013	2,083	-3%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$215	$206	4%	$429	$412	4%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	4	3	33%	7	13	-46%
Surplus investments (2)	39	38	3%	73	69	6%
Total net investment income	$258	$247	4%	$509	$494	3%

Interest Credited
Amount provided to contract holders	$142	$138	3%	$281	$278	1%
DSI deferrals	(4)	(7)	43%	(11)	(12)	8%
Interest credited before DSI amortization	138	131	5%	270	266	2%
DSI amortization	6	8	-25%	13	17	-24%
Total interest credited	$144	$139	4%	$283	$283	0%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2016	2015	Change	2016	2015	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.08%	4.20%	(12)	4.10%	4.22%	(12)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.07%	0.06%	1	0.06%	0.13%	(7)
Net investment income yield on reserves	4.15%	4.26%	(11)	4.16%	4.35%	(19)
Interest rate credited to contract holders	2.69%	2.61%	8	2.64%	2.63%	1
Interest rate spread	1.46%	1.65%	(19)	1.52%	1.72%	(20)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$896	$1,078	-17%	$2,175	$2,181	0%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	366	472	-22%	1,172	1,056	11%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(594)	(788)	25%	(1,312)	(1,507)	13%
Reinvested interest credited (1)	168	146	15%	300	319	-6%
Fixed annuity account values (1)	21,883	21,127	4%	21,883	21,127	4%
Average fixed account values (1)	21,915	21,026	4%	21,832	21,114	3%
Average invested assets on reserves	21,126	19,654	7%	21,041	19,604	7%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Commissions and Other Expenses
Commissions:
Deferrable	$92	$145	-37%	$190	$274	-31%
Non-deferrable	124	122	2%	244	242	1%
General and administrative expenses	102	111	-8%	206	214	-4%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	-	1	-100%	1	3	-67%
Taxes, licenses and fees	6	6	0%	17	18	-6%
Total expenses incurred, excluding
broker-dealer	324	385	-16%	658	751	-12%
DAC deferrals	(105)	(165)	36%	(217)	(311)	30%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	219	220	0%	441	440	0%
DAC and VOBA amortization,
net of interest	86	101	-15%	173	201	-14%
Broker-dealer expenses incurred	102	113	-10%	204	218	-6%
Total commissions and other
expenses	$407	$434	-6%	$818	$859	-5%

DAC Deferrals
As a percentage of sales/deposits	5.0%	4.9%		4.9%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Fee income	$57	$61	-7%	$112	$123	-9%
Net investment income	209	206	1%	417	414	1%
Other revenues (1)	4	3	33%	8	6	33%
Total operating revenues	270	270	0%	537	543	-1%
Operating Expenses
Interest credited	127	123	3%	251	245	2%
Benefits	-	1	-100%	1	1	0%
Commissions and other expenses	102	107	-5%	202	209	-3%
Total operating expenses	229	231	-1%	454	455	0%
Income (loss) from operations before taxes	41	39	5%	83	88	-6%
Federal income tax expense (benefit)	10	9	11%	22	23	-4%
Income (loss) from operations	$31	$30	3%	$61	$65	-6%

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended June 30, 2016 to 2015

Income from operations for this segment increased due primarily to lower commissions and other expenses driven by a decrease in amortization expense as a result of lower actual gross profits and amortization rates, partially offset by lower fee income driven by lower average daily variable account values as a result of lower average equity markets.

Comparison of the Six Months Ended June 30, 2016 to 2015

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

The decrease in income from operations was partially offset by lower commissions and other expenses driven by a decrease in amortization expense as a result of lower actual gross profits and amortization rates.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for the business was 12% for the three and six months ended June 30, 2016, compared to 11% for the corresponding periods in 2015.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are also our highest margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 29% and 30% as of June 30, 2016 and 2015, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

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

On April 8, 2016, the DOL released the final fiduciary advice regulation that provides for a phased implementation, the first of which will be effective April 10, 2017, with full implementation by January 1, 2018.    For information about regulatory risk including the potential impact of the DOL regulation, see “Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees” in “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

\

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Fee Income
Annuity expense assessments	$42	$47	-11%	$84	$96	-13%
Mutual fund fees	14	14	0%	27	27	0%
Total expense assessments	56	61	-8%	111	123	-10%
Surrender charges	1	-	NM	1	-	NM
Total fee income	$57	$61	-7%	$112	$123	-9%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-period	$8,755	$8,676	1%	$8,653	$8,574	1%
Gross deposits	489	451	8%	946	904	5%
Withdrawals and deaths	(511)	(449)	-14%	(955)	(921)	-4%
Net flows	(22)	2	NM	(9)	(17)	47%
Transfers between fixed and variable
accounts	3	(10)	130%	9	(8)	213%
Change in market value and reinvestment	154	(25)	NM	237	94	152%
Balance as of end-of-period	$8,890	$8,643	3%	$8,890	$8,643	3%

Mid – Large Market:
Balance as of beginning-of-period	$29,656	$29,040	2%	$29,279	$28,067	4%
Gross deposits	1,031	1,279	-19%	2,208	2,396	-8%
Withdrawals and deaths	(840)	(724)	-16%	(1,802)	(1,453)	-24%
Net flows	191	555	-66%	406	943	-57%
Transfers between fixed and variable
accounts	19	13	46%	32	(2)	NM
Change in market value and reinvestment	515	14	NM	664	614	8%
Balance as of end-of-period	$30,381	$29,622	3%	$30,381	$29,622	3%

Multi-Fund® and Other:
Balance as of beginning-of-period	$16,088	$16,916	-5%	$16,168	$16,898	-4%
Gross deposits	140	132	6%	298	267	12%
Withdrawals and deaths	(305)	(383)	20%	(613)	(771)	20%
Net flows	(165)	(251)	34%	(315)	(504)	38%
Change in market value and reinvestment	236	59	300%	306	330	-7%
Balance as of end-of-period	$16,159	$16,724	-3%	$16,159	$16,724	-3%

Total:
Balance as of beginning-of-period	$54,499	$54,632	0%	$54,100	$53,539	1%
Gross deposits	1,660	1,862	-11%	3,452	3,567	-3%
Withdrawals and deaths	(1,656)	(1,556)	-6%	(3,370)	(3,145)	-7%
Net flows	4	306	-99%	82	422	-81%
Transfers between fixed and variable
accounts	22	3	NM	41	(10)	NM
Change in market value and reinvestment	905	48	NM	1,207	1,038	16%
Balance as of end-of-period	$55,430	$54,989	1%	$55,430	$54,989	1%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Variable Account Value Information
Variable annuity deposits (1)	$364	$351	4%	$717	$702	2%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(183)	(222)	18%	(295)	(413)	29%
Change in market value (1)	276	(42)	NM	329	249	32%
Transfers from the variable portion
of variable annuity products
to the fixed portion of
variable annuity products	(79)	(51)	-55%	(169)	(112)	-51%
Variable annuity account values (1)	13,959	15,001	-7%	13,959	15,001	-7%
Average daily variable annuity account
values (1)	13,923	15,391	-10%	13,655	15,333	-11%
Average daily S&P 500	2,074	2,102	-1%	2,013	2,083	-3%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$189	$189	0%	$381	$375	2%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	2	1	100%	4	9	-56%
Surplus investments (2)	18	16	13%	32	30	7%
Total net investment income	$209	$206	1%	$417	$414	1%

Interest Credited	$127	$123	3%	$251	$245	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2016	2015	Change	2016	2015	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.52%	4.61%	(9)	4.55%	4.63%	(8)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.06%	0.03%	3	0.05%	0.10%	(5)
Net investment income yield on reserves	4.58%	4.64%	(6)	4.60%	4.73%	(13)
Interest rate credited to contract holders	3.01%	3.01%	-	3.00%	3.01%	(1)
Interest rate spread	1.57%	1.63%	(6)	1.60%	1.72%	(12)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$448	$452	-1%	$869	$870	0%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(35)	(26)	-35%	(187)	(149)	-26%
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	79	51	55%	169	112	51%
Reinvested interest credited (1)	126	123	2%	250	244	2%
Fixed annuity account values (1)	16,996	16,469	3%	16,996	16,469	3%
Average fixed account values (1)	16,865	16,368	3%	16,717	16,305	3%
Average invested assets on reserves	16,754	16,280	3%	16,714	16,201	3%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Commissions and Other Expenses
Commissions:
Deferrable	$3	$4	-25%	$7	$7	0%
Non-deferrable	16	16	0%	32	33	-3%
General and administrative expenses	80	81	-1%	155	155	0%
Taxes, licenses and fees	4	4	0%	10	10	0%
Total expenses incurred	103	105	-2%	204	205	0%
DAC deferrals	(6)	(7)	14%	(13)	(14)	7%
Total expenses recognized before
amortization	97	98	-1%	191	191	0%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	6	9	-33%	12	18	-33%
Unlocking	(1)	-	NM	(1)	-	NM
Total commissions and other
expenses	$102	$107	-5%	$202	$209	-3%

DAC Deferrals
As a percentage of annuity sales/deposits	0.7%	0.9%		0.8%	0.9%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Insurance premiums (1)	$177	$160	11%	$350	$309	13%
Fee income	721	647	11%	1,408	1,297	9%
Net investment income	633	626	1%	1,244	1,251	-1%
Operating realized gain (loss) (2)	-	2	-100%	(1)	2	NM
Other revenues	7	8	-13%	15	15	0%
Total operating revenues	1,538	1,443	7%	3,016	2,874	5%
Operating Expenses
Interest credited	349	345	1%	697	683	2%
Benefits	708	673	5%	1,448	1,323	9%
Commissions and other expenses	306	273	12%	593	560	6%
Total operating expenses	1,363	1,291	6%	2,738	2,566	7%
Income (loss) from operations before taxes	175	152	15%	278	308	-10%
Federal income tax expense (benefit)	55	47	17%	83	93	-11%
Income (loss) from operations	$120	$105	14%	$195	$215	-9%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended June 30, 2016 to 2015

Income from operations for this segment increased due primarily to higher fee income attributable to growth in business in force.

The increase in income from operations was partially offset primarily by the following:

•	Higher commissions and other expenses driven by higher margins and amortization rates.
•	Higher benefits due to growth in business in force.

Comparison of the Six Months Ended June 30, 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits due to growth in business in force.
•	Higher commissions and other expenses driven by higher margins and amortization rates.
•	Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments and lower prepayment and bond make-whole premiums.

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

Additional Information

After experiencing elevated mortality due primarily to claims seasonality and higher claims severity during the first quarter of 2016, mortality was in line with our expectations during the second quarter of 2016.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force.  Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Fee Income
Cost of insurance assessments	$445	$406	10%	$881	$812	8%
Expense assessments	315	286	10%	609	562	8%
Surrender charges	14	10	40%	22	21	5%
DFEL:
Deferrals	(139)	(119)	-17%	(267)	(230)	-16%
Amortization, net of interest	86	64	34%	163	132	23%
Total fee income	$721	$647	11%	$1,408	$1,297	9%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Sales by Product
UL	$24	$22	9%	$43	$42	2%
Linked-benefit	51	46	11%	94	86	9%
IUL	18	23	-22%	36	38	-5%
VUL	41	43	-5%	70	88	-20%
Term	30	21	43%	54	40	35%
Total individual life sales	164	155	6%	297	294	1%
Executive Benefits	9	46	-80%	16	60	-73%
Total sales	$173	$201	-14%	$313	$354	-12%

Net Flows
Deposits	$1,391	$1,344	3%	$2,630	$2,655	-1%
Withdrawals and deaths	(413)	(415)	0%	(822)	(838)	2%
Net flows	$978	$929	5%	$1,808	$1,817	0%

Contract Holder Assessments	$1,041	$957	9%	$2,045	$1,902	8%

	As of June 30,
	2016	2015	Change
Account Values
UL	$32,730	$31,880	3%
VUL	9,387	8,902	5%
Interest-sensitive whole life	2,285	2,277	0%
Total account values	$44,402	$43,059	3%

In-Force Face Amount
UL and other	$333,006	$326,026	2%
Term insurance	342,366	322,848	6%
Total in-force face amount	$675,372	$648,874	4%

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

Sales in the table above and as discussed above were reported as follows:

•	Linked-benefit – 15% of total expected premium deposits;
•	UL, IUL and VUL – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums;
•

Executive Benefits – single premium bank-owned UL and VUL, 15% of single premium deposits, and corporate owned UL and VUL, first year commissionable premiums plus 5% of excess premium received, including an adjustment for internal replacements of approximately 50% of commissionable premiums; and

•	Term – 100% of annualized first year premiums.

We monitor the business environment, including but not limited to the regulatory and interest rate environments, and make changes to our product offerings and inforce products as needed, and as permitted under the policies, to sustain the future profitability of our segment.  We continue to focus on maintaining our diversified balance of life sales across all products, with an emphasis on products without long-term guarantees.  Individual life sales without long-term guarantees were 66% and 67% for the three and six months ended June 30, 2016, compared to 66% and 62% for the corresponding periods in 2015.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$578	$567	2%	$1,159	$1,137	2%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	6	4	50%	13	22	-41%
Alternative investments (2)	11	17	-35%	2	22	-91%
Surplus investments (3)	38	38	0%	70	70	0%
Total net investment income	$633	$626	1%	$1,244	$1,251	-1%

Interest Credited	$349	$345	1%	$697	$683	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2016	2015	Change	2016	2015	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.22%	5.33%	(11)	5.25%	5.34%	(9)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.06%	0.03%	3	0.06%	0.11%	(5)
Alternative investments	0.11%	0.18%	(7)	0.01%	0.11%	(10)
Net investment income yield on reserves	5.39%	5.54%	(15)	5.32%	5.56%	(24)
Interest rate credited to contract holders	3.92%	3.97%	(5)	3.92%	3.93%	(1)
Interest rate spread	1.47%	1.57%	(10)	1.40%	1.63%	(23)

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.14%	5.08%	6	5.18%	5.15%	3
Commercial mortgage loan prepayment and
bond make-whole premiums	0.00%	0.04%	(4)	0.02%	0.10%	(8)
Net investment income yield on reserves	5.14%	5.12%	2	5.20%	5.25%	(5)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$40,195	$38,372	5%	$40,085	$38,384	4%
Account values – universal and whole life	35,442	34,566	3%	35,388	34,477	3%

Attributable to traditional products:
Invested assets on reserves	4,219	4,385	-4%	4,180	4,352	-4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Benefits
Death claims direct and assumed	$1,049	$1,050	0%	$2,140	$2,050	4%
Death claims ceded	(438)	(464)	6%	(888)	(879)	-1%
Reserves released on death	(171)	(149)	-15%	(318)	(293)	-9%
Net death benefits	440	437	1%	934	878	6%
Change in secondary guarantee life
insurance product reserves	150	142	6%	291	284	2%
Change in linked-benefit product reserves	51	31	65%	99	60	65%
Other benefits (1)	67	63	6%	124	101	23%
Total benefits	$708	$673	5%	$1,448	$1,323	9%

Death claims per $1,000 of in-force	2.62	2.70	-3%	2.80	2.73	3%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits include the change in secondary guarantee and linked-benefit life insurance product reserves.  These reserves are affected by changes in expected future trends of assessments and benefits causing unlocking adjustments to these liabilities similar to DAC, VOBA and DFEL.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2015 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Commissions and Other Expenses
Commissions	$174	$160	9%	$321	$322	0%
General and administrative expenses	130	130	0%	255	252	1%
Expenses associated with reserve financing	21	19	11%	41	39	5%
Taxes, licenses and fees	41	33	24%	80	75	7%
Total expenses incurred	366	342	7%	697	688	1%
DAC and VOBA deferrals	(198)	(182)	-9%	(363)	(362)	0%
Total expenses recognized before
amortization	168	160	5%	334	326	2%
DAC and VOBA amortization,
net of interest	137	112	22%	257	232	11%
Other intangible amortization	1	1	0%	2	2	0%
Total commissions and
other expenses	$306	$273	12%	$593	$560	6%

DAC and VOBA Deferrals
As a percentage of sales	114.5%	90.5%		116.0%	102.3%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2016, to the corresponding periods in 2015, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Insurance premiums	$478	$567	-16%	$967	$1,128	-14%
Net investment income	43	47	-9%	86	90	-4%
Other revenues	4	3	33%	6	4	50%
Total operating revenues	525	617	-15%	1,059	1,222	-13%
Operating Expenses
Interest credited	1	1	0%	1	1	0%
Benefits	345	421	-18%	685	862	-21%
Commissions and other expenses	156	165	-5%	342	339	1%
Total operating expenses	502	587	-14%	1,028	1,202	-14%
Income (loss) from operations before taxes	23	30	-23%	31	20	55%
Federal income tax expense (benefit)	8	11	-27%	11	7	57%
Income (loss) from operations	$15	$19	-21%	$20	$13	54%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Income (Loss) from Operations by
Product Line
Life	$8	$9	-11%	$5	$6	-17%
Disability	7	9	-22%	15	5	200%
Dental	-	-	NM	(1)	-	NM
Total non-medical	15	18	-17%	19	11	73%
Medical	-	1	-100%	1	2	-50%
Income (loss) from operations	$15	$19	-21%	$20	$13	54%

Comparison of the Three Months Ended June 30, 2016 to 2015

Income from operations for this segment decreased due primarily to lower insurance premiums driven by re-pricing actions on our employer-paid life and disability business, partially offset by lower benefits due primarily to favorable mortality in our life business and higher disability claim recoveries in our long-term disability business.

Comparison of the Six Months Ended June 30, 2016 to 2015

Income from operations for this segment increased due primarily to lower benefits driven by favorable mortality in our life business and higher disability claim recoveries in our long-term disability business.

The increase in income from operations was partially offset primarily by the following:

•	Lower insurance premiums driven by re-pricing actions on our employer-paid life and disability business.
•	Higher commissions and other expenses due to higher amortization of DAC driven by higher lapses and re-pricing actions.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements –

Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Insurance Premiums by Product Line
Life	$201	$231	-13%	$412	$460	-10%
Disability	220	246	-11%	442	494	-11%
Dental	57	58	-2%	113	116	-3%
Total non-medical	478	535	-11%	967	1,070	-10%
Medical	-	32	-100%	-	58	-100%
Total insurance premiums	$478	$567	-16%	$967	$1,128	-14%

Sales	$71	$62	15%	$130	$118	10%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Benefits and Interest Credited by
Product Line
Life	$141	$166	-15%	$291	$345	-16%
Disability	165	186	-11%	314	383	-18%
Dental	40	42	-5%	81	84	-4%
Total non-medical	346	394	-12%	686	812	-16%
Medical	-	28	-100%	-	51	-100%
Total benefits and interest credited	$346	$422	-18%	$686	$863	-21%

Loss Ratios by Product Line
Life	70.4%	72.0%		70.8%	74.8%
Disability	74.8%	75.4%		71.0%	77.5%
Dental	70.4%	72.3%		71.9%	72.6%
Total non-medical	72.5%	73.6%		71.0%	75.8%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Commissions and Other Expenses
Commissions	$61	$69	-12%	$124	$135	-8%
General and administrative expenses	83	80	4%	161	158	2%
Taxes, licenses and fees	14	13	8%	28	29	-3%
Total expenses incurred	158	162	-2%	313	322	-3%
DAC deferrals	(17)	(12)	-42%	(31)	(30)	-3%
Total expenses recognized before
amortization	141	150	-6%	282	292	-3%
DAC and VOBA amortization, net of
interest	15	15	0%	60	47	28%
Total commissions and
other expenses	$156	$165	-5%	$342	$339	1%

DAC Deferrals
As a percentage of insurance premiums	3.6%	2.1%		3.2%	2.7%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Insurance premiums (1)	$4	$1	300%	$9	$1	NM
Net investment income	56	61	-8%	115	125	-8%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%	35	35	0%
Media revenues (net)	-	16	-100%	-	31	-100%
Other revenues	1	-	NM	2	(1)	300%
Total operating revenues	79	96	-18%	161	191	-16%
Operating Expenses
Interest credited	19	20	-5%	39	41	-5%
Benefits	32	30	7%	59	57	4%
Media expenses	-	14	-100%	-	28	-100%
Other expenses	6	22	-73%	(1)	31	NM
Interest and debt expense	68	69	-1%	136	137	-1%
Total operating expenses	125	155	-19%	233	294	-21%
Income (loss) from operations before taxes	(46)	(59)	22%	(72)	(103)	30%
Federal income tax expense (benefit)	(18)	(21)	14%	(30)	(40)	25%
Income (loss) from operations	$(28)	$(38)	26%	$(42)	$(63)	33%

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended June 30, 2016 to 2015

Loss from operations for Other Operations decreased due primarily to lower other expenses attributable to legal accrual releases in 2016 as compared to legal expenses in 2015.

Comparison of the Six Months Ended June 30, 2016 to 2015

Loss from operations for Other Operations decreased due primarily to lower other expenses attributable to the following:

•	Legal accrual releases in 2016 as compared to legal expenses in 2015.
•

The effect of changes in our stock price on our deferred compensation plans, as our stock price decreased significantly during 2016 compared to a modest increase during 2015 (see “Other Expenses” below for more information).

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Other Expenses
General and administrative expenses:
Legal	$(9)	$12	NM	$(9)	$14	NM
Branding	11	7	57%	18	12	50%
Other (1)	8	8	0%	2	14	-86%
Total general and administrative
expenses	10	27	-63%	11	40	-73%
Taxes, licenses and fees	(1)	(2)	50%	(7)	(4)	-75%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (2)	(3)	(3)	0%	(5)	(5)	0%
Total other expenses	$6	$22	-73%	$(1)	$31	NM

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$44	$47	-6%	$86	$89	-3%
Total excluded realized gain (loss)	(89)	(37)	NM	(245)	(127)	-93%
Total realized gain (loss), pre-tax	$(45)	$10	NM	$(159)	$(38)	NM

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(57)	$(23)	NM	$(159)	$(83)	-92%
Benefit ratio unlocking	9	(4)	NM	4	2	100%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(48)	$(27)	-78%	$(155)	$(81)	-91%

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(42)	$(1)	NM	$(112)	$(18)	NM
Gain (loss) on the mark-to-market on
certain instruments	(5)	(13)	62%	-	(6)	100%
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(23)	-	NM	(117)	(35)	NM
GLB NPR component	24	(8)	NM	91	(1)	NM
Total variable annuity net derivatives results	1	(8)	113%	(26)	(36)	28%
Indexed annuity forward-starting option	(2)	(4)	50%	(17)	(19)	11%
Realized gain (loss) on sale of
subsidiaries/businesses (2)	-	(1)	100%	-	(2)	100%
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(48)	$(27)	-78%	$(155)	$(81)	-91%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See Note 3 in our 2015 Form 10-K for more information.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” below and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” below.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended June 30, 2016 to 2015

We had realized losses during 2016 as compared to gains during 2015 due primarily to the following:

•	Higher realized losses on certain investments originating from asset sales to reposition the investment portfolio.
•	An increase in OTTI attributable to individual credit risks within our corporate bond holdings.

The realized losses were partially offset by gains on variable annuity net derivatives results during 2016 as compared to losses during 2015 attributable to a more favorable GLB non-performance risk (“NPR”) component due to our associated reserves increasing, partially offset by more volatile capital markets resulting in unfavorable hedge program performance.

Comparison of the Six Months Ended June 30, 2016 to 2015

We had higher realized losses for 2016 as compared to 2015 due primarily to the following:

•	An increase in OTTI attributable to the impact of continued stress in the energy and other commodity sectors and other individual credit risks within our corporate bond holdings.
•	Higher legal expenses related to certain investments.

The higher realized losses were partially offset by lower losses on variable annuity net derivatives results during 2016 as compared to 2015 attributable to a more favorable GLB NPR component due to associated reserves increasing, partially offset by more volatile capital markets resulting in unfavorable hedge program performance.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
Variable annuity hedge program assets (liabilities)	$4,123	$3,565	$2,631	$3,030	$1,626

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(2,078)	$(1,599)	$(673)	$(1,062)	$326
NPR	159	116	(12)	70	(72)
Embedded derivative reserves	(1,919)	(1,483)	(685)	(992)	254
Insurance benefit reserves	(634)	(609)	(564)	(558)	(391)
Total variable annuity reserves – asset (liability)	$(2,553)	$(2,092)	$(1,249)	$(1,550)	$(137)

10-year credit default swap ("CDS") spread	2.12%	2.15%	1.44%	1.85%	1.43%
NPR factor related to 10-year CDS spread	0.32%	0.31%	0.22%	0.31%	0.22%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of June 30, 2016:

Hypothetical
Effect
NPR factor:
Down 32 basis points to zero	$(375)
Up 20 basis points	145

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Investments
AFS securities:
Fixed maturity	$91,461	$84,964	82.7%	83.2%
VIEs’ fixed maturity	600	598	0.5%	0.6%
Total fixed maturity	92,061	85,562	83.2%	83.8%
Equity	277	237	0.3%	0.2%
Trading securities	1,812	1,854	1.6%	1.8%
Mortgage loans on real estate	9,257	8,678	8.4%	8.5%
Real estate	21	17	0.0%	0.0%
Policy loans	2,507	2,545	2.3%	2.5%
Derivative investments	2,613	1,537	2.4%	1.5%
Alternative investments	1,234	1,233	1.1%	1.2%
Other investments	805	545	0.7%	0.5%
Total investments	$110,587	$102,208	100.0%	100.0%

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

	As of June 30, 2016
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,728	$1,039	$60	$11,707	12.7%
Basic industry	4,644	347	87	4,904	5.3%
Capital goods	5,481	664	9	6,136	6.7%
Communications	4,268	471	45	4,694	5.1%
Consumer cyclical	5,401	520	47	5,874	6.4%
Consumer non-cyclical	12,437	1,416	20	13,833	15.0%
Energy	7,634	487	301	7,820	8.5%
Technology	3,245	220	18	3,447	3.8%
Transportation	2,717	259	5	2,971	3.2%
Industrial other	834	71	2	903	1.0%
Utilities	12,048	1,689	7	13,730	14.9%
Government related entities	2,720	325	13	3,032	3.3%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,180	134	-	1,314	1.4%
Non-agency backed	1,143	11	32	1,122	1.2%
Mortgage pass through securities ("MPTS"):
Agency backed	1,122	79	-	1,201	1.3%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	23	2	-	25	0.0%
Non-agency backed	296	14	(3)	313	0.4%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	666	2	1	667	0.7%
Commercial real estate ("CRE") CDOs	16	-	(4)	20	0.0%
Credit card	688	28	-	716	0.8%
Equipment receivables	43	-	1	42	0.0%
Home equity	658	7	8	657	0.7%
Manufactured housing	30	2	-	32	0.0%
Stranded utility costs	12	-	-	12	0.0%
Other	208	11	-	219	0.3%
Municipals:
Taxable	3,800	1,110	6	4,904	5.3%
Tax-exempt	72	9	-	81	0.1%
Government:
United States	386	78	-	464	0.5%
Foreign	454	76	-	530	0.6%
Hybrid and redeemable preferred securities	677	71	57	691	0.8%
Total fixed maturity AFS securities	83,631	9,142	712	92,061	100.0%
Equity AFS Securities	259	23	5	277
Total AFS securities	83,890	9,165	717	92,338
Trading Securities (1)	1,557	269	14	1,812
Total AFS and trading securities	$85,447	$9,434	$731	$94,150

	As of December 31, 2015
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,447	$682	$111	$11,018	12.9%
Basic industry	5,011	139	413	4,737	5.5%
Capital goods	5,011	294	46	5,259	6.1%
Communications	4,225	259	122	4,362	5.1%
Consumer cyclical	5,146	262	108	5,300	6.2%
Consumer non-cyclical	11,546	715	142	12,119	14.3%
Energy	8,414	262	745	7,931	9.3%
Technology	3,215	99	67	3,247	3.8%
Transportation	2,571	118	42	2,647	3.1%
Industrial other	815	41	9	847	1.0%
Utilities	11,926	853	127	12,652	14.8%
Government related entities	2,666	200	54	2,812	3.3%
CMOs:
Agency backed	1,122	110	3	1,229	1.4%
Non-agency backed	1,216	13	15	1,214	1.4%
MPTS:
Agency backed	1,228	63	6	1,285	1.5%
CMBS:
Agency backed	24	-	-	24	0.0%
Non-agency backed	340	10	(2)	352	0.4%
ABS:
CLOs	572	1	3	570	0.7%
CRE CDOs	16	-	(3)	19	0.0%
Credit card	686	22	-	708	0.8%
Equipment receivables	59	-	1	58	0.1%
Home equity	655	7	2	660	0.8%
Manufactured housing	44	2	-	46	0.1%
Stranded utility costs	18	-	-	18	0.0%
Other	198	12	1	209	0.2%
Municipals:
Taxable	3,688	680	12	4,356	5.1%
Tax-exempt	118	6	-	124	0.1%
Government:
United States	386	45	2	429	0.5%
Foreign	464	61	1	524	0.6%
Hybrid and redeemable preferred securities	762	88	44	806	0.9%
Total fixed maturity AFS securities	82,589	5,044	2,071	85,562	100.0%
Equity AFS Securities	226	17	6	237
Total AFS securities	82,815	5,061	2,077	85,799
Trading Securities (1)	1,653	222	21	1,854
Total AFS and trading securities	$84,468	$5,283	$2,098	$87,653

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2016			As of December 31, 2015
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$45,199	$51,358	55.8%	$44,614	$47,845	55.9%
2	Baa	34,026	36,603	39.7%	33,918	34,077	39.8%
Total investment grade securities		79,225	87,961	95.5%	78,532	81,922	95.7%

Below Investment Grade Securities
3	Ba	2,697	2,622	2.9%	2,707	2,486	2.9%
4	B	1,309	1,150	1.3%	1,140	988	1.2%
5	Caa and lower	243	191	0.2%	188	146	0.2%
6	In or near default	157	137	0.1%	22	20	0.0%
Total below investment grade securities		4,406	4,100	4.5%	4,057	3,640	4.3%
Total fixed maturity AFS securities		$83,631	$92,061	100.0%	$82,589	$85,562	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.3%	4.5%		4.9%	4.3%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of June 30, 2016.

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

As of June 30, 2016, and December 31, 2015, 73.6% and 91.8%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of June 30, 2016,  decreased by $1.4 billion since December 31, 2015.  As more fully described in Note 1 in our 2015 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of June 30, 2016, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost; (iii) the estimated future cash flows are equal to or greater than the amortized cost of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

As the energy markets continue to experience distress and future uncertainty, we also consider our related exposure in the context of the following industry categories and associated credit quality:

	As of June 30, 2016
				%
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Gain	Gain	Fair	Fair
	Cost	Cost	(Loss)	(Loss)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Independent	$2,438	31.9%	$(5)	-2.7%	$2,433	31.1%
Integrated	1,322	17.3%	88	47.3%	1,410	18.0%
Midstream	2,413	31.6%	136	73.1%	2,549	32.6%
Oil field services	1,280	16.8%	(46)	-24.7%	1,234	15.8%
Refining	181	2.4%	13	7.0%	194	2.5%
Total energy (1)	$7,634	100.0%	$186	100.0%	$7,820	100.0%

		As of June 30, 2016
					%
	Rating Agency		%	Unrealized	Unrealized		%
NAIC	Equivalent	Amortized	Amortized	Gain	Gain	Fair	Fair
Designation	Designation	Cost	Cost	(Loss)	(Loss)	Value	Value

Investment Grade Securities
1	Aaa / Aa / A	$2,049	26.8%	$237	127.4%	$2,286	29.2%
2	Baa	4,493	58.9%	129	69.4%	4,622	59.1%
Total investment grade securities		6,542	85.7%	366	196.8%	6,908	88.3%

Below Investment Grade Securities
3	Ba	540	7.1%	(61)	-32.8%	479	6.1%
4	B	370	4.8%	(90)	-48.4%	280	3.7%
5	Caa and lower	86	1.1%	(20)	-10.8%	66	0.8%
6	In or near default	96	1.3%	(9)	-4.8%	87	1.1%
Total below investment grade securities		1,092	14.3%	(180)	-96.8%	912	11.7%
Total energy (1)		$7,634	100.0%	$186	100.0%	$7,820	100.0%

(1)	Does not include the amortized cost, unrealized gain (loss) and fair value of trading securities totaling $124 million, $15 million and $139 million, respectively.

	As of December 31, 2015
				%
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Gain	Gain	Fair	Fair
	Cost	Cost	(Loss)	(Loss)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Independent	$2,558	30.4%	$(253)	52.5%	$2,305	29.0%
Integrated	1,521	18.1%	10	-2.1%	1,531	19.3%
Midstream	2,567	30.5%	(86)	17.8%	2,481	31.3%
Oil field services	1,571	18.7%	(163)	33.7%	1,408	17.8%
Refining	197	2.3%	9	-1.9%	206	2.6%
Total energy (2)	$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

		As of December 31, 2015
					%
	Rating Agency		%	Unrealized	Unrealized		%
NAIC	Equivalent	Amortized	Amortized	Gain	Gain	Fair	Fair
Designation	Designation	Cost	Cost	(Loss)	(Loss)	Value	Value

Investment Grade Securities
1	Aaa / Aa / A	$2,667	31.7%	$111	-23.0%	$2,778	35.0%
2	Baa	5,104	60.7%	(435)	90.1%	4,669	58.9%
Total investment grade securities		7,771	92.4%	(324)	67.1%	7,447	93.9%

Below Investment Grade Securities
3	Ba	483	5.7%	(100)	20.7%	383	4.8%
4	B	137	1.6%	(52)	10.8%	85	1.0%
5	Caa and lower	18	0.2%	(6)	1.2%	12	0.2%
6	In or near default	5	0.1%	(1)	0.2%	4	0.1%
Total below investment grade securities		643	7.6%	(159)	32.9%	484	6.1%
Total energy (2)		$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

(2)	Does not include the amortized cost, unrealized gain (loss) and fair value of trading securities totaling $137 million, $6 million and $143 million, respectively.

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

As reported on our Consolidated Balance Sheets, we had $114.7 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $94.1 billion as of June 30, 2016.  If it were necessary to liquidate investments prior to maturity or call to meet cash flow needs, we would first look to AFS securities that are in an unrealized gain position, which had a fair value of $83.4 billion, excluding consolidated VIEs in the amount of $600 million, as of June 30, 2016, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2015 Form 10-K and Note 4 herein for additional discussion.

As of June 30, 2016, and December 31, 2015, the estimated fair value for all private placement securities was $14.5 billion and $14.0 billion, respectively, representing 14% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 4 in our 2015 Form 10-K and Note 3 herein.

Mortgage-Backed Securities (Included in AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2015 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

Our ABS home equity and RMBS had a market value of $4.4 billion and an unrealized gain of $199 million, or 5%, as of June 30, 2016.

The market value of AFS securities and trading securities backed by subprime loans was $541 million and represented approximately 1% of our total investment portfolio as of June 30, 2016.  AFS securities represented $532 million, or 98%, and trading securities represented $9 million, or 2%, of the subprime exposure as of June 30, 2016.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2016:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,516	$2,302	$396	$388	$367	$376	$358	$379	$3,637	$3,445
ABS home equity	2	2	-	-	167	171	488	485	657	658
Total by type (2)(3)	$2,518	$2,304	$396	$388	$534	$547	$846	$864	$4,294	$4,103

Rating
AAA	$2,467	$2,255	$1	$1	$-	$-	$14	$14	$2,482	$2,270
AA	33	32	3	3	1	1	2	2	39	38
A	18	17	-	-	8	8	46	45	72	70
BBB	-	-	32	31	29	28	59	59	120	118
BB and below	-	-	360	353	496	510	725	744	1,581	1,607
Total by rating (2)(3)(4)	$2,518	$2,304	$396	$388	$534	$547	$846	$864	$4,294	$4,103

Origination Year
2006 and prior	$659	$587	$245	$242	$449	$459	$676	$689	$2,029	$1,977
2007	235	206	151	146	85	88	168	174	639	614
2008	45	40	-	-	-	-	-	-	45	40
2009	329	299	-	-	-	-	2	1	331	300
2010	368	335	-	-	-	-	-	-	368	335
2011	179	167	-	-	-	-	-	-	179	167
2012	72	71	-	-	-	-	-	-	72	71
2013	304	290	-	-	-	-	-	-	304	290
2014	54	48	-	-	-	-	-	-	54	48
2015	126	119	-	-	-	-	-	-	126	119
2016	147	142	-	-	-	-	-	-	147	142
Total by origination
year (2)(3)	$2,518	$2,304	$396	$388	$534	$547	$846	$864	$4,294	$4,103

Total AFS RMBS as a percentage of total AFS Securities									4.7%	4.9%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									1.9%	2.1%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $314 million and $333 million, respectively.
(2)

Does not include the fair value of trading securities totaling $107 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $107 million in trading securities consisted of $93 million prime, $5 million Alt-A and $9 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $100 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $100 million in trading securities consisted of $86 million prime, $5 million Alt-A and $9 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2016:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$322	$307	$16	$12	$-	$-	$338	$319
CRE CDOs	-	-	-	-	20	16	20	16
Total by type (1)(2)	$322	$307	$16	$12	$20	$16	$358	$335

Rating
AAA	$163	$156	$-	$-	$-	$-	$163	$156
AA	19	19	-	-	-	-	19	19
A	73	68	16	12	-	-	89	80
BBB	22	22	-	-	4	4	26	26
BB and below	45	42	-	-	16	12	61	54
Total by rating (1)(2)(3)	$322	$307	$16	$12	$20	$16	$358	$335

Origination Year
2006 and prior	$99	$98	$16	$12	$20	$16	$135	$126
2007	49	43	-	-	-	-	49	43
2010	50	46	-	-	-	-	50	46
2012	5	5	-	-	-	-	5	5
2013	119	115	-	-	-	-	119	115
Total by origination
year (1)(2)	$322	$307	$16	$12	$20	$16	$358	$335

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.4%	0.4%

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

As of June 30, 2016, the fair value and amortized cost of our AFS exposure to Monoline insurers was $516 million and $468 million, respectively.

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of June 30, 2016, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Oil field services	$487	5.8%	$617	6.7%	$130	16.9%
Independent	1,031	12.3%	1,148	12.6%	117	15.2%
Banking	412	4.9%	492	5.4%	80	10.4%
Metals and mining	589	7.0%	662	7.3%	73	9.5%
CMOs	696	8.3%	740	8.1%	44	5.7%
ABS	801	9.6%	841	9.2%	40	5.2%
Midstream	570	6.8%	602	6.6%	32	4.2%
Retailers	61	0.7%	84	0.9%	23	3.0%
Property and casualty	116	1.4%	138	1.5%	22	2.9%
Integrated	157	1.9%	178	1.9%	21	2.7%
Technology	340	4.1%	356	3.9%	16	2.1%
Media – entertainment	257	3.0%	272	3.0%	15	2.0%
Cable – satellite	154	1.9%	168	1.8%	14	1.8%
Wirelines	48	0.6%	59	0.6%	11	1.4%
Chemicals	310	3.7%	320	3.5%	10	1.3%
Government owned, no guarantee	102	1.2%	112	1.2%	10	1.3%
Industries with unrealized losses
less than $10 million	2,246	26.8%	2,356	25.8%	110	14.4%
Total by industry	$8,377	100.0%	$9,145	100.0%	$768	100.0%

Total by industry as a percentage
of total AFS securities	9.1%		10.9%		100.0%

As of June 30, 2016, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $441 million and $521 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2016		As of December 31, 2015
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$9,253	100.0%	$8,678	100.0%
Delinquent and/or in foreclosure (1)	4	0.0%	-	0.0%
Total mortgage loans on real estate	$9,257	100.0%	$8,678	100.0%

(1)	As of June 30, 2016, and December 31, 2015, there were two and zero mortgage loans on real estate that were delinquent and in foreclosure, respectively.

As of June 30, 2016, and December 31, 2015, there were two impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2016, and December 31, 2015, was $2 million and $0, respectively.  See Note 1 in our 2015 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	June 30,	December 31,
	2016	2015
By Segment
Annuities	$2,375	$2,027
Retirement Plan Services	2,343	2,082
Life Insurance	3,862	3,944
Group Protection	307	294
Other Operations	370	331
Total mortgage loans on real estate	$9,257	$8,678

	As of June 30, 2016			As of June 30, 2016
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$3,024	32.7%	CA	$1,894	20.5%
Office building	2,196	23.7%	TX	1,043	11.3%
Industrial	1,747	18.9%	MD	528	5.7%
Retail	1,727	18.7%	NY	447	4.8%
Mixed use	282	3.0%	GA	425	4.6%
Other commercial	236	2.5%	OH	438	4.7%
Hotel/motel	45	0.5%	VA	418	4.5%
Total	$9,257	100.0%	FL	332	3.6%
Geographic Region			NC	322	3.5%
Pacific	$2,468	26.6%	TN	351	3.8%
South Atlantic	2,289	24.7%	WA	390	4.2%
East North Central	1,017	11.0%	OR	230	2.5%
West South Central	1,081	11.7%	PA	251	2.7%
Middle Atlantic	719	7.8%	AZ	258	2.8%
Mountain	657	7.1%	WI	199	2.1%
East South Central	484	5.2%	MN	249	2.7%
West North Central	377	4.1%	Other states under 2%	1,482	16.0%
New England	165	1.8%	Total	$9,257	100.0%
Total	$9,257	100.0%

	As of June 30, 2016			As of June 30, 2016
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2011 and prior	$3,325	35.9%	2016	$204	2.2%
2012	804	8.7%	2017	487	5.3%
2013	1,014	11.0%	2018	633	6.8%
2014	1,267	13.7%	2019	250	2.7%
2015	1,915	20.7%	2020	168	1.8%
2016	932	10.0%	2021 and thereafter	7,515	81.2%
Total	$9,257	100.0%	Total	$9,257	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Annuities	$3	$4	-25%	$1	$5	-80%
Retirement Plan Services	1	2	-50%	-	3	-100%
Life Insurance	13	20	-35%	3	26	-88%
Group Protection	1	1	0%	-	1	-100%
Other Operations	-	1	-100%	-	1	-100%
Total (1)	$18	$28	-36%	$4	$36	-89%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2016, and December 31, 2015, alternative investments included investments in 197 and 190 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of June 30, 2016, and December 31, 2015, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $13 million.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Fixed maturity AFS securities	$1,035	$1,005	3%	$2,084	$2,018	3%
Equity AFS securities	4	4	0%	6	4	50%
Trading securities	25	27	-7%	51	55	-7%
Mortgage loans on real estate	105	98	7%	197	193	2%
Real estate	-	-	NM	1	1	0%
Policy loans	35	38	-8%	70	75	-7%
Invested cash	3	1	200%	6	2	200%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	13	11	18%	25	48	-48%
Alternative investments (2)	18	28	-36%	4	36	-89%
Consent fees	1	1	0%	4	1	300%
Other investments	1	3	-67%	-	4	-100%
Investment income	1,240	1,216	2%	2,448	2,437	0%
Investment expense	(41)	(29)	-41%	(77)	(63)	-22%
Net investment income	$1,199	$1,187	1%	$2,371	$2,374	0%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2016	2015	Change	2016	2015	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment
expenses	4.72%	4.80%	(8)	4.74%	4.82%	(8)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.05%	0.05%	-	0.05%	0.10%	(5)
Alternative investments	0.07%	0.12%	(5)	0.01%	0.08%	(7)
Net investment income yield on invested
assets	4.84%	4.97%	(13)	4.80%	5.00%	(20)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Average invested assets at amortized cost	$99,177	$95,496	4%	$98,718	$94,938	4%

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Fixed maturity AFS securities: (1)
Gross gains	$7	$21	-67%	$61	$23	165%
Gross losses	(65)	(13)	NM	(163)	(29)	NM
Equity AFS securities:
Gross gains	2	1	100%	2	1	100%
Gross losses	(1)	-	NM	(1)	-	NM
Gain (loss) on other investments	(3)	-	NM	(63)	(8)	NM
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(5)	(10)	50%	(8)	(15)	47%
Total realized gain (loss) related to
certain investments, pre-tax	$(65)	$(1)	NM	$(172)	$(28)	NM

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2016 and 2015, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(26)	$(4)	NM	$(62)	$(15)	NM
ABS	(1)	(3)	67%	(3)	(5)	40%
RMBS	(1)	-	NM	(3)	(2)	-50%
Total fixed maturity securities	(28)	(7)	NM	(68)	(22)	NM
Equity securities	(1)	-	NM	(1)	-	NM
Gross OTTI recognized in net income (loss)	(29)	(7)	NM	(69)	(22)	NM
Associated amortization of DAC,
VOBA, DSI and DFEL	1	-	NM	5	2	150%
Net OTTI recognized in net income
(loss), pre-tax	$(28)	$(7)	NM	$(64)	$(20)	NM

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$10	$9	11%	$36	$18	100%
Change in DAC, VOBA, DSI and DFEL	(2)	(2)	0%	(8)	(3)	NM
Net portion of OTTI recognized in OCI,
pre-tax	$8	$7	14%	$28	$15	87%

The $105 million of impairments taken during the first six months of 2016 were split between $68 million of credit-related impairments and $37 million of noncredit-related impairments. The increase in write-downs for OTTI when comparing the first six months of 2016 to the corresponding period in 2015 was primarily attributable to certain corporate bond holdings within the energy and other commodity sectors that experienced deteriorating fundamentals. The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $533 million and $582 million for the six months ended June 30, 2016 and 2015, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company	$325	$225	44%	$525	$625	-16%

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	28	26	8%	58	56	4%
	$353	$251	41%	$583	$681	-14%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	$-	$16	-100%	$(11)	$25	NM

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted the Lincoln Life & Annuity Company of New York (“LLANY”).  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves in 2013 at $90 million per year over five years.  As of June 30, 2016, we have increased reserves by $270 million.  In April 2016, LLANY entered into a third-party reinsurance arrangement primarily covering UL policies containing secondary guarantees issued between 2002 through 2014 that mitigates the financial impact of the increase of the aforementioned reserves.

As discussed in “Part I – Item 1. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of June 30, 2016, was approximately $3.4 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.3 billion of such LOCs were issued to support reinsurance for UL products containing secondary guarantees ($350 million will expire in 2019,  $1 million will expire in 2021 and $1.9 billion will expire in 2031), and $1.1 billion of such LOCs that will expire in 2023 were issued to support reinsurance for term business.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  Additionally, our captive reinsurance and reinsurance subsidiaries have issued long-term notes of $1.7 billion as of June 30, 2016, to finance a portion of the excess reserves.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2015 Form 10-K.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

Our captive reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company.  Once transferred to the holding company, it can deploy this capital for a variety of corporate purposes, including potential stock repurchases.  Actuarial Guideline 48 (“AG48”) regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We have implemented and plan to continue to implement these arrangements in compliance with AG48.

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

Details underlying debt and financing activities (in millions) for the six months ended June 30, 2016, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$-	$-	$-	$-	$250	$250

Long-Term Debt
Senior notes	$3,846	$-	$-	$154	$3	$4,003
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis note	250	-	-	-	(250)	-
Capital securities	1,207	-	-	-	-	1,207
Total long-term debt	$5,553	$-	$-	$154	$(247)	$5,460

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums and amortization of debt issuance costs, as applicable.

(2)	As of June 30, 2016, our primary insurance subsidiary, The Lincoln National Life Insurance Company, had short-term debt that consisted of a $250 million floating rate note maturing on June 20, 2017.

As of June 30, 2016, the holding company had available liquidity of $523 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

Effective as of June 30, 2016, we entered into a credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for the issuance of LOCs of up to $2.5 billion and borrowing of up to $2.5 billion, $1.75 billion of which is available only to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of June 30, 2021.  LOCs under the facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business.

The credit facility contains or includes:

•

Customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets;

•

Financial covenants including maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $10.5 billion plus 50% of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00; and

•	Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of June 30, 2016, we were in compliance with all such covenants.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of June 30, 2016.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2015 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2015 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2015 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of June 30, 2016, the holding company had a net outstanding payable of $286 million to certain subsidiaries resulting from loans made by subsidiaries in excess of amounts borrowed by subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of June 30, 2016, our insurance subsidiaries had investments with a carrying value of $3.3 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  During the six months ended June 30,  2016, our payables for collateral on derivative investments increased by $1.6 billion due primarily to decreasing interest rates that increased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have multiple liquidity sources to leverage that would be eligible for collateral posting.    For additional information, see “Credit Risk” in Note 5.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Common dividends to stockholders	$60	$51	18%	$121	$102	19%
Repurchase of common stock	275	150	83%	475	500	-5%
Total cash returned to stockholders	$335	$201	67%	$596	$602	-1%

Number of shares repurchased	6.243	2.559	144%	11.759	8.602	37%
Average price per share	$44.07	$58.64	-25%	$40.41	$58.15	-31%

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Debt service (interest paid)	$74	$77	-4%	$139	$136	2%
Capital contribution to subsidiaries	-	-	NM	-	75	-100%
Total	$74	$77	-4%	$139	$211	-34%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q and “Forward-Looking Statements – Cautionary Language” above.

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

The following provides detail on the percentage differences between the June 30, 2016, interest rates being credited to contract holders based on the second quarter of 2016 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,502	$11,258	$32,384	$52,144	71.0%
Up to 0.50%	1,658	693	454	2,805	3.8%
0.51% to 1.00%	3,226	642	-	3,868	5.3%
1.01% to 1.50%	2,507	-	122	2,629	3.6%
1.51% to 2.00%	428	-	868	1,296	1.8%
2.01% to 2.50%	132	-	-	132	0.2%
2.51% to 3.00%	137	-	-	137	0.2%
3.01% or greater	43	-	-	43	0.1%
Occurring after the next twelve months (4)	3,562	-	-	3,562	4.9%
Total discretionary rate setting products	20,195	12,593	33,828	66,616	90.9%
Other contracts (5)	2,296	4,403	-	6,699	9.1%
Total account values	$22,491	$16,996	$33,828	$73,315	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	42.1%	89.4%	95.7%	78.3%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were  46 basis points,  5 basis points and 6 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 103 basis points in excess of average minimum guaranteed rates.  Of our account values for these products: 27% are scheduled to reset in more than one year but not more than two years; 22% are scheduled to reset in more than two years but not more than three years; and 51% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were  15 basis points in excess of average minimum guaranteed rates and 75%  of account values were already at their minimum guaranteed rates.

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

	As of	As of
	June 30,	December 31,
	2016	2015
A	$5	$5
BBB	10	10
Total	$15	$15

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2016 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
4/1/16 – 4/30/16	-	$-	-	$368

5/1/16 – 5/31/16	4,310,651	43.43	4,310,651	979

6/1/16 – 6/30/16	1,932,782	45.49	1,932,782	891

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended June 30, 2016, there were 6,234,433 shares purchased as part of publicly announced plans or programs.

(2)

On May 26, 2016, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of June 30, 2016, our remaining security repurchase authorization was $891 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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
Dated: August 4, 2016

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2016

10.1

Credit Agreement, dated as of June 30, 2016, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 6, 2016.

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