Form 10-Q
period 2016-09-30
LINCOLN NATIONAL CORP
filed 2016-11-03
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 228,560,352 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2016 – $83,713; 2015 – $81,993)	$92,632	$84,964
Variable interest entities’ fixed maturity securities (amortized cost: 2016 – $599; 2015 – $596)	600	598
Equity securities (cost: 2016 – $259; 2015 – $226)	273	237
Trading securities	1,808	1,854
Mortgage loans on real estate	9,430	8,678
Real estate	23	17
Policy loans	2,471	2,545
Derivative investments	2,170	1,537
Other investments	2,184	1,778
Total investments	111,591	102,208
Cash and invested cash	3,444	3,146
Deferred acquisition costs and value of business acquired	8,020	9,510
Premiums and fees receivable	355	376
Accrued investment income	1,117	1,070
Reinsurance recoverables	5,432	5,623
Funds withheld reinsurance assets	628	629
Goodwill	2,273	2,273
Other assets	5,152	3,454
Separate account assets	128,593	123,619
Total assets	$266,605	$251,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$22,120	$20,708
Other contract holder funds	77,963	77,362
Short-term debt	250	-
Long-term debt	5,457	5,553
Reinsurance related embedded derivatives	137	87
Funds withheld reinsurance liabilities	1,999	638
Deferred gain on business sold through reinsurance	43	98
Payables for collateral on investments	5,654	4,657
Variable interest entities’ liabilities	-	4
Other liabilities	8,066	5,565
Separate account liabilities	128,593	123,619
Total liabilities	250,282	238,291

Contingencies and Commitments (See Note 8)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 228,529,287 and 243,835,893 shares
issued and outstanding as of September 30, 2016, and December 31, 2015, respectively	5,909	6,298
Retained earnings	7,037	6,474
Accumulated other comprehensive income (loss)	3,377	845
Total stockholders’ equity	16,323	13,617
Total liabilities and stockholders’ equity	$266,605	$251,908

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Insurance premiums	$708	$825	$2,252	$2,398
Fee income	1,376	1,469	3,899	3,929
Net investment income	1,259	1,254	3,630	3,627
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(22)	(23)	(113)	(58)
Portion of loss recognized in other comprehensive income	9	5	37	20
Net other-than-temporary impairment losses on securities
recognized in earnings	(13)	(18)	(76)	(38)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	50	45	(45)	27
Total realized gain (loss)	37	27	(121)	(11)
Amortization of deferred gain on business sold through reinsurance	18	18	55	55
Other revenues	127	123	361	402
Total revenues	3,525	3,716	10,076	10,400
Expenses
Interest credited	642	622	1,914	1,876
Benefits	922	1,327	3,462	3,783
Commissions and other expenses	1,283	1,432	3,236	3,459
Interest and debt expense	66	67	202	204
Total expenses	2,913	3,448	8,814	9,322
Income (loss) before taxes	612	268	1,262	1,078
Federal income tax expense (benefit)	145	41	263	207
Net income (loss)	467	227	999	871
Other comprehensive income (loss), net of tax	182	(281)	2,532	(1,433)
Comprehensive income (loss)	$649	$(54)	$3,531	$(562)

Net Income (Loss) Per Common Share
Basic	$2.02	$0.91	$4.23	$3.45
Diluted	2.00	0.87	4.16	3.37

Cash Dividends Declared Per Common Share	$0.25	$0.20	$0.75	$0.60

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Nine
	Months Ended
	September 30,
	2016	2015

Common Stock
Balance as of beginning-of-year	$6,298	$6,622
Stock compensation/issued for benefit plans	26	74
Retirement of common stock/cancellation of shares	(415)	(316)
Balance as of end-of-period	5,909	6,380

Retained Earnings
Balance as of beginning-of-year	6,474	6,022
Net income (loss)	999	871
Retirement of common stock	(260)	(384)
Common stock dividends declared	(176)	(151)
Balance as of end-of-period	7,037	6,358

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	845	3,096
Other comprehensive income (loss), net of tax	2,532	(1,433)
Balance as of end-of-period	3,377	1,663
Total stockholders’ equity as of end-of-period	$16,323	$14,401

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$999	$871
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	183	(52)
Trading securities purchases, sales and maturities, net	128	121
Change in premiums and fees receivable	21	90
Change in accrued investment income	(47)	(67)
Change in future contract benefits and other contract holder funds	(807)	690
Change in reinsurance related assets and liabilities	(276)	(255)
Change in accrued expenses	(124)	-
Change in federal income tax accruals	143	(14)
Realized (gain) loss	121	11
Amortization of deferred gain on business sold through reinsurance	(55)	(55)
Other	391	147
Net cash provided by (used in) operating activities	677	1,487

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(8,278)	(6,122)
Sales of available-for-sale securities	2,411	635
Maturities of available-for-sale securities	4,001	3,137
Purchases of other investments	(14,620)	(11,354)
Sales or maturities of other investments	13,951	10,666
Increase (decrease) in payables for collateral on investments	998	889
Proceeds from sale of subsidiary/business	-	75
Other	(75)	(73)
Net cash provided by (used in) investing activities	(1,612)	(2,147)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(250)
Issuance of long-term debt, net of issuance costs	-	298
Deposits of fixed account values, including the fixed portion of variable	7,432	7,667
Withdrawals of fixed account values, including the fixed portion of variable	(4,138)	(4,534)
Transfers to and from separate accounts, net	(1,200)	(1,859)
Common stock issued for benefit plans and excess tax benefits	(6)	44
Repurchase of common stock	(675)	(700)
Dividends paid to common stockholders	(180)	(153)
Net cash provided by (used in) financing activities	1,233	513

Net increase (decrease) in cash and invested cash	298	(147)
Cash and invested cash as of beginning-of-year	3,146	3,919
Cash and invested cash as of end-of-period	$3,444	$3,772

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the nine month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

January 1, 2018

We will adopt the accounting guidance in this standard for non-insurance related products and services and are currently evaluating the impact of adoption on our consolidated financial condition and results of operations.

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

		Annual periods beginning January 1, 2016; interim periods within annual periods beginning January 1, 2017	We are currently evaluating these disclosure changes and will provide the additional required disclosures if we determine they are material to our financial statements.
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

These amendments require, among other things, the fair value measurement of investments in equity securities and certain other ownership interests that do not result in consolidation and are not accounted for under the equity method of accounting.  The change in fair value of the impacted investments in equity securities must be recognized in net income.  In addition, the amendments include certain enhancements to the presentation and disclosure requirements for financial assets and financial liabilities.  Early adoption of the ASU is generally not permitted, except as defined in the ASU.  The amendments should be adopted in the financial statements through a cumulative effect adjustment to the beginning balance of retained earnings.

		January 1, 2018	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-02, Leases

This standard establishes a new accounting model for leases.  Lessees will recognize most leases on the balance as a right-of-use asset and a related lease liability.  The lease liability is measured as the present value of the lease payments over the lease term with the right-of-use asset measured at the lease liability amount and includes adjustments for certain lease incentives and initial direct costs.  Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP.  This ASU permits a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption.  Early adoption is permitted.

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
ASU 2016-09, Improvements to Employee Share-based Payment Accounting

These amendments will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than through additional paid in capital in the equity section of the balance sheet.  The amendments also permit an employer to repurchase an employee’s shares at the maximum statutory tax rate in the employee’s applicable jurisdiction for tax withholding purposes without triggering liability accounting.  Finally, the amendments permit entities to make a one-time accounting policy election to account for forfeitures as they occur.  Specific adoption methods depend on the issue being adopted and range from prospective to retrospective adoption.  Early adoption is permitted; however, all amendments must be adopted in the same period.

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
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

These amendments clarify the classification of eight specific cash flow issues in an entity’s Statement of Cash Flows where it was determined by the FASB that there is diversity in practice.  Early adoption is permitted, and retrospective transition is required for each period presented in the Statement of Cash Flows.

		January 1, 2018	We are currently evaluating these disclosure requirements and will amend classifications in our Consolidated Statement of Cash Flows upon adoption as applicable.

3.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2015 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of September 30, 2016:

	Amount and
	Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.21%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	A-	BB
Current rating of underlying reference obligations	AA - CCC	AAA - CCC
Number of defaults in underlying reference obligations	3	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying reference obligations by industry and rating as of September 30, 2016:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	2.1%	5.1%	3.4%	0.0%	0.0%	0.0%	10.6%
Telecommunications	0.0%	0.3%	1.8%	7.5%	0.9%	0.5%	0.0%	11.0%
Oil and gas	0.3%	1.0%	1.1%	3.9%	1.4%	0.3%	0.0%	8.0%
Utilities	0.0%	0.0%	1.6%	3.0%	0.0%	0.0%	0.0%	4.6%
Chemicals and plastics	0.0%	0.0%	2.6%	0.9%	0.3%	0.0%	0.0%	3.8%
Drugs	0.3%	1.6%	1.8%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food
and drug)	0.0%	0.0%	1.6%	1.4%	0.5%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	2.1%	0.7%	0.0%	0.0%	0.0%	2.8%
Sovereign	0.0%	1.2%	1.0%	0.7%	0.3%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.0%	1.2%	0.0%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.5%	1.1%	1.5%	0.0%	0.0%	3.1%
Other	0.0%	4.1%	14.4%	17.3%	5.7%	0.7%	0.3%	42.5%
Total	0.6%	12.3%	34.8%	39.9%	10.6%	1.5%	0.3%	100.0%

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2016			As of December 31, 2015
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans (1)	N/A	$-	$600	N/A	$-	$598
Total return swap	1	514	-	1	479	-
Credit default swaps (2)	2	600	1	-	-	-
Total assets	3	$1,114	$601	1	$479	$598

Liabilities
Non-qualifying hedges:
Credit default swaps	-	$-	$-	2	$600	$4
Contingent forwards	2	-	-	2	-	-
Total liabilities (3)	2	$-	$-	4	$600	$4

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in other investments on our Consolidated Balance Sheets.
(3)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity AFS securities underlying these VIEs, see Note 4.

As described more fully in Note 1 of our 2015 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of September 30, 2016.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Non-Qualifying Hedges
Credit default swaps	$-	$1	$5	$11
Contingent forwards	-	-	-	-
Total non-qualifying hedges (1)	$-	$1	$5	$11

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.3 billion and $1.2 billion as of September 30, 2016, and December 31, 2015, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $40 million and $47 million as of September 30, 2016, and December 31, 2015, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were $3 million and less than  $1 million for the nine months ended September 30, 2016 and 2015, respectively.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of September 30, 2016.

4.  Investments

AFS Securities

See Note 1 in our 2015 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains and losses, OTTI and fair value of AFS securities (in millions) were as follows:

	As of September 30, 2016
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$72,863	$7,822	$431	$1	$80,253
Asset-backed securities ("ABS")	1,058	57	11	(12)	1,116
U.S. government bonds	386	72	-	-	458
Foreign government bonds	451	79	-	-	530
Residential mortgage-backed securities ("RMBS")	3,505	214	23	(7)	3,703
Commercial mortgage-backed securities ("CMBS")	298	17	-	(1)	316
Collateralized loan obligations ("CLOs")	682	1	1	(4)	686
State and municipal bonds	3,874	1,070	4	1	4,939
Hybrid and redeemable preferred securities	596	84	49	-	631
VIEs’ fixed maturity securities	599	1	-	-	600
Total fixed maturity securities	84,312	9,417	519	(22)	93,232
Equity securities	259	18	4	-	273
Total AFS securities	$84,571	$9,435	$523	$(22)	$93,505

	As of December 31, 2015
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$70,993	$3,924	$1,984	$2	$72,931
ABS	1,064	41	17	(13)	1,101
U.S. government bonds	386	45	2	-	429
Foreign government bonds	464	61	1	-	524
RMBS	3,566	186	36	(12)	3,728
CMBS	364	10	2	(4)	376
CLOs	588	1	3	(3)	589
State and municipal bonds	3,806	686	12	-	4,480
Hybrid and redeemable preferred securities	762	88	44	-	806
VIEs’ fixed maturity securities	596	2	-	-	598
Total fixed maturity securities	82,589	5,044	2,101	(30)	85,562
Equity securities	226	17	6	-	237
Total AFS securities	$82,815	$5,061	$2,107	$(30)	$85,799

(1)	Includes unrealized gains and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2016, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,600	$2,640
Due after one year through five years	18,821	20,082
Due after five years through ten years	18,024	19,120
Due after ten years	38,725	44,969
Subtotal	78,170	86,811
Structured securities (ABS, MBS, CLOs)	6,142	6,421
Total fixed maturity AFS securities	$84,312	$93,232

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2016
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,089	$40	$3,419	$394	$5,508	$434
ABS	92	1	295	27	387	28
RMBS	265	4	434	26	699	30
CMBS	19	1	17	1	36	2
CLOs	264	1	74	-	338	1
State and municipal bonds	45	1	52	4	97	5
Hybrid and redeemable
preferred securities	12	-	166	49	178	49
Total fixed maturity securities	2,786	48	4,457	501	7,243	549
Equity securities	10	1	49	3	59	4
Total AFS securities	$2,796	$49	$4,506	$504	$7,302	$553

Total number of AFS securities in an unrealized loss position						844

	As of December 31, 2015
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$20,380	$1,364	$2,383	$623	$22,763	$1,987
ABS	213	4	274	29	487	33
U.S. government bonds	15	2	-	-	15	2
Foreign government bonds	37	1	-	-	37	1
RMBS	627	21	371	22	998	43
CMBS	116	2	11	2	127	4
CLOs	271	2	49	1	320	3
State and municipal bonds	129	8	27	4	156	12
Hybrid and redeemable
preferred securities	38	1	148	43	186	44
Total fixed maturity securities	21,826	1,405	3,263	724	25,089	2,129
Equity securities	47	6	-	-	47	6
Total AFS securities	$21,873	$1,411	$3,263	$724	$25,136	$2,135

Total number of AFS securities in an unrealized loss position						2,007

For information regarding our investments in VIEs, see Note 3.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2016
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$93	$29	$2	18
Six months or greater, but less than nine months	4	1	1	4
Nine months or greater, but less than twelve months	92	36	-	13
Twelve months or greater	326	162	12	71
Total	$515	$228	$15	106

	As of December 31, 2015
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1,584	$701	$2	138
Six months or greater, but less than nine months	76	85	-	19
Nine months or greater, but less than twelve months	39	38	-	2
Twelve months or greater	153	83	15	60
Total	$1,852	$907	$17	219

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased by $1.6 billion for the nine months ended September 30, 2016.  As discussed further below, we believe the unrealized loss position as of September 30, 2016, did not represent OTTI as (i) we did not intend to sell the fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost; (iii) the estimated future cash flows were equal to or greater than the amortized cost of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of September 30, 2016, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2016, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of September 30, 2016,  the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to credit spreads.  We assessed credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of September 30, 2016, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance as of beginning-of-period	$431	$374	$382	$380
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	6	-	67	16
Credit losses on securities for which an
OTTI was previously recognized	5	5	12	12
Decreases attributable to:
Securities sold, paid down or matured	(6)	(1)	(25)	(30)
Balance as of end-of-period	$436	$378	$436	$378

During the nine months ended September 30, 2016 and 2015, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of September 30, 2016
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$86	$(1)	$85	$91
ABS	218	12	230	110
RMBS	333	7	340	190
CMBS	31	1	32	39
CLOs	11	4	15	5
State and municipal bonds	4	(1)	3	1
Total	$683	$22	$705	$436

	As of December 31, 2015
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$31	$(2)	$29	$28
ABS	199	13	212	108
RMBS	365	12	377	193
CMBS	34	4	38	48
CLOs	11	3	14	5
Total	$640	$30	$670	$382

Mortgage Loans on Real Estate

See Note 1 in our 2015 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 20% and 21%, respectively, and Texas, which accounted for 11% and 10%, respectively, of mortgage loans on real estate as of September 30, 2016, and December 31, 2015.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	September 30,	December 31,
	2016	2015
Current	$9,423	$8,677
60 to 90 days past due	6	-
Greater than 90 days past due	2	-
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(2)
Unamortized premium (discount)	2	3
Total carrying value	$9,430	$8,678

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2016	2015
Number of impaired mortgage loans on real estate	3	2

Principal balance of impaired mortgage loans on real estate	$13	$8
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(2)
Carrying value of impaired mortgage loans on real estate	$10	$6

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance as of beginning-of-period	$2	$3	$2	$3
Additions	1	-	1	-
Charge-offs, net of recoveries	-	(1)	-	(1)
Balance as of end-of-period	$3	$2	$3	$2

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average carrying value for impaired mortgage loans on real estate	$8	$14	$6	$20
Interest income recognized on impaired mortgage loans on real estate	-	-	-	1
Interest income collected on impaired mortgage loans on real estate	-	-	-	1

As described in Note 1 in our 2015 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of September 30, 2016			As of December 31, 2015
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$8,239	87.4%	2.14	$7,718	88.9%	2.06
65% to 74%	954	10.1%	1.84	653	7.5%	1.60
75% to 100%	227	2.4%	0.93	301	3.5%	0.83
Greater than 100%	10	0.1%	1.10	6	0.1%	1.05
Total mortgage loans on real estate	$9,430	100.0%		$8,678	100.0%

Alternative Investments

As of September 30, 2016, and December 31, 2015, alternative investments included investments in 198 and 190 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fixed maturity AFS securities: (1)
Gross gains	$2	$1	$64	$26
Gross losses	(37)	(23)	(200)	(51)
Equity AFS securities:
Gross gains	4	1	6	2
Gross losses	-	-	(1)	-
Gain (loss) on other investments	(4)	-	(67)	(7)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(7)	(5)	(15)	(21)
Total realized gain (loss) related to certain investments, pre-tax	$(42)	$(26)	$(213)	$(51)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(6)	$(16)	$(68)	$(31)
ABS	(1)	(1)	(4)	(6)
RMBS	(3)	(3)	(6)	(5)
CMBS	(1)	-	(1)	-
Total fixed maturity securities	(11)	(20)	(79)	(42)
Equity securities	-	-	(1)	-
Gross OTTI recognized in net income (loss)	(11)	(20)	(80)	(42)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	2	4	4
Net OTTI recognized in net income (loss), pre-tax	$(13)	$(18)	$(76)	$(38)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$12	$5	$48	$23
Change in DAC, VOBA, DSI and DFEL	(3)	-	(11)	(3)
Net portion of OTTI recognized in OCI, pre-tax	$9	$5	$37	$20

Determination of Credit Losses on Corporate Bonds and ABS

As of September 30, 2016, and December 31, 2015, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2016, and December 31, 2015, 95% and 96%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of September 30, 2016, and December 31, 2015, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $4.0 billion and $3.6 billion, respectively, and a fair value of $3.8 billion and  $3.3 billion, respectively.  As of September 30, 2016, and December 31, 2015, 96% of the fair value of our ABS portfolio was rated investment grade.  As of September 30, 2016, and December 31, 2015, the portion of our ABS portfolio rated below investment grade had an amortized cost of $103 million and $107 million, respectively, and a fair value of $88 million and $92 million, respectively.  Based upon the analysis discussed above, we believe as of September 30, 2016, and December 31, 2015, that we would recover the amortized cost of each fixed maturity security.

Determination of Credit Losses on MBS

As of September 30, 2016, and December 31, 2015, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between approximately 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of September 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$2,382	$2,382	$1,387	$1,387
Securities pledged under securities lending agreements (2)	239	230	242	231
Securities pledged under repurchase agreements (3)	783	848	673	739
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,250	3,615	2,355	3,391
Total payables for collateral on investments	$5,654	$7,075	$4,657	$5,748

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2016	2015
Collateral payable for derivative investments	$995	$364
Securities pledged under securities lending agreements	(3)	25
Securities pledged under repurchase agreements	110	319
Investments pledged for FHLBI	(105)	180
Total increase (decrease) in payables for collateral on investments	$997	$888

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of September 30, 2016
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$385	$148	$533
RMBS	-	250	-	-	250
Total	-	250	385	148	783
Securities Lending
Corporate bonds	239	-	-	-	239
Total	239	-	-	-	239
Total gross secured borrowings	$239	$250	$385	$148	$1,022

	As of December 31, 2015
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$275	$148	$423
RMBS	-	-	-	250	250
Total	-	-	275	398	673
Securities Lending
Corporate bonds	242	-	-	-	242
Total	242	-	-	-	242
Total gross secured borrowings	$242	$-	$275	$398	$915

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we record the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge.  As of September 30, 2016, the fair value of all collateral received that we are permitted to sell or re-pledge was $175 million.  As of September 30, 2016, we have not sold or re-pledged this collateral.

Investment Commitments

As of September 30, 2016, our investment commitments were $1.4 billion, which included $727 million of LPs, $503 million of mortgage loans on real estate and $186 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2016, and December 31, 2015, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.7 billion and $1.8 billion, respectively, or 2% of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $1.2 billion, or 1% of our invested assets portfolio.

As of September 30, 2016, and December 31, 2015, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $14.4 billion and $12.0 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio, and our investments in securities in the utilities industry with a fair value of $14.0 billion and $12.8 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio.  These concentrations include both AFS and trading securities.

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

We have derivative instruments with off-balance sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance sheet risks (in millions) were as follows:

	As of September 30, 2016			As of December 31, 2015
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,694	$206	$377	$2,937	$192	$46
Foreign currency contracts (1)	1,038	140	12	910	84	2
Total cash flow hedges	3,732	346	389	3,847	276	48
Fair value hedges:
Interest rate contracts (1)	1,512	420	279	1,529	269	198
Non-Qualifying Hedges
Interest rate contracts (1)	67,740	2,092	307	71,898	1,088	330
Foreign currency contracts (1)	204	-	-	74	-	-
Equity market contracts (1)	29,637	567	492	27,882	680	269
Credit contracts (2)	91	-	-	103	-	9
Embedded derivatives:
GLB reserves (2)	-	-	1,877	-	-	953
Reinsurance related (3)	-	-	137	-	-	87
Indexed annuity and IUL contracts (4)	-	-	1,125	-	-	1,100
Total derivative instruments	$102,916	$3,425	$4,606	$105,333	$2,313	$2,994

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2016
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$10,629	$25,755	$21,506	$12,843	$1,213	$71,946
Foreign currency contracts (2)	229	120	277	616	-	1,242
Equity market contracts	18,556	8,742	1,872	17	450	29,637
Credit contracts	85	-	6	-	-	91
Total derivative instruments
with notional amounts	$29,499	$34,617	$23,661	$13,476	$1,663	$102,916

(1)	As of September 30, 2016, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of September 30, 2016, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2045.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (“AOCI”) (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2016	2015
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$132	$139
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(319)	(255)
Foreign currency contracts	22	55
Change in foreign currency exchange rate adjustment	42	35
Change in DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	89	57
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	4	(193)
Interest rate contracts (2)	(6)	1
Interest rate contracts (3)	1	-
Foreign currency contracts (1)	7	5
Foreign currency contracts (3)	6	-
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	2
Income tax benefit (expense)	(4)	65
Balance as of end-of-period	$(41)	$152

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$1	$4	$5
Interest rate contracts (2)	(4)	-	(6)	1
Interest rate contracts (3)	1	-	1	-
Foreign currency contracts (1)	4	2	7	5
Foreign currency contracts (3)	3	-	6	-
Total cash flow hedges	5	3	12	11
Fair value hedges:
Interest rate contracts (1)	(8)	(7)	(22)	(22)
Interest rate contracts (2)	8	8	24	24
Interest rate contracts (3)	5	(44)	(81)	(214)
Total fair value hedges	5	(43)	(79)	(212)
Non-Qualifying Hedges
Interest rate contracts (3)	19	625	1,609	435
Foreign currency contracts (3)	(2)	(6)	(5)	(12)
Equity market contracts (3)	(519)	491	(1,100)	201
Equity market contracts (4)	7	(10)	9	(6)
Credit contracts (3)	1	(5)	(6)	(4)
Embedded derivatives:
GLB reserves (3)	581	(1,439)	(924)	(1,113)
Reinsurance related (3)	(3)	4	(50)	34
Indexed annuity and IUL contracts (3)	(64)	86	(76)	39
Total derivative instruments	$30	$(294)	$(610)	$(627)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Offset to net investment income	$5	$3	$11	$10
Offset to realized gain (loss)	4	-	7	-
Offset to interest and debt expense	(4)	-	(6)	1

As of September 30, 2016, $(1) million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2016 and 2015, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our open credit default swaps for which we are the seller (dollars in millions) was as follows:

As of September 30, 2016
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BB	2	$-	$45
3/20/2017 (3)	(4)	(5)	BBB+	2	-	40
				4	$-	$85

As of December 31, 2015
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	2	$(2)	$45
3/20/2017 (3)	(4)	(5)	BBB-	3	(7)	58
				5	$(9)	$103

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of these credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2015 Form 10-K.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2016	2015
Maximum potential payout	$85	$103
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$85	$103

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post less than $1 million as of September 30, 2016.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of September 30, 2016, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of September 30, 2016, our exposure was $4 million.

The amounts recognized (in millions) by S&P credit rating of counterparty for which we had the right to reclaim cash collateral or were obligated to return cash collateral were as follows:

	As of September 30, 2016		As of December 31, 2015
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA-	$145	$-	$92	$-
A+	57	(15)	67	-
A	1,574	(427)	866	(143)
A-	5	-	11	-
BBB+	600	(82)	351	-
	$2,381	$(524)	$1,387	$(143)

Balance Sheet Offsetting

Information related to our derivative instruments and the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2016
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$3,103	$-	$3,103
Gross amounts offset	(933)	-	(933)
Net amount of assets	2,170	-	2,170
Gross amounts not offset:
Cash collateral	(2,381)	-	(2,381)
Net amount	$(211)	$-	$(211)

Financial Liabilities
Gross amount of recognized liabilities	$534	$3,139	$3,673
Gross amounts offset	(322)	-	(322)
Net amount of liabilities	212	3,139	3,351
Gross amounts not offset:
Cash collateral	(524)	-	(524)
Net amount	$(312)	$3,139	$2,827

	As of December 31, 2015
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,250	$-	$2,250
Gross amounts offset	(713)	-	(713)
Net amount of assets	1,537	-	1,537
Gross amounts not offset:
Cash collateral	(1,387)	-	(1,387)
Net amount	$150	$-	$150

Financial Liabilities
Gross amount of recognized liabilities	$139	$2,140	$2,279
Gross amounts offset	(61)	-	(61)
Net amount of liabilities	78	2,140	2,218
Gross amounts not offset:
Cash collateral	(143)	-	(143)
Net amount	$(65)	$2,140	$2,075

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 24% and 21% for the three and nine months ended September 30, 2016, respectively.  The effective tax rate was 15% and 19% for the three and nine months ended September 30, 2015, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deductions, foreign tax credits and other tax preference items.  The effective tax rate on the pre-tax income from continuing operations was higher for the three and nine months ended September 30, 2016, compared to the corresponding periods in 2015.  This increase was due primarily to a higher level of pre-tax income that caused the tax preference items to have a less significant impact in 2016, partially offset by higher tax benefits primarily attributable to the release of reserves associated with prior tax years that closed in the third quarter of 2016.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2016 (1)	2015 (1)
Return of Net Deposits
Total account value	$88,134	$85,345
Net amount at risk (2)	807	1,201
Average attained age of contract holders	63 years	63 years

Minimum Return
Total account value	$107	$111
Net amount at risk (2)	22	24
Average attained age of contract holders	75 years	75 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,969	$24,659
Net amount at risk (2)	745	1,345
Average attained age of contract holders	69 years	69 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Nine
	Months Ended
	September 30,
	2016	2015
Balance as of beginning-of-year	$115	$89
Changes in reserves	22	59
Benefits paid	(31)	(17)
Balance as of end-of-period	$106	$131

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2016	2015
Asset Type
Domestic equity	$50,974	$48,362
International equity	19,155	18,382
Bonds	29,022	26,492
Money market	10,774	13,057
Total	$109,925	$106,293

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of September 30, 2016, and December 31, 2015.  UL and VUL products with secondary guarantees represented 35% and 33% of total sales for the three and nine months ended September 30, 2016, respectively, compared to 33% and 32% for the corresponding periods in 2015.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2016.

While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of September 30, 2016, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Helen Hanks v. The Lincoln Life and Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 16cv6399, is a putative class action that was served on LLANY on August 12, 2016.  Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased cost of insurance (“COI”) rates on plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the COI increase, and was unjustly enriched as a result.  Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to COI rate increases in 2016 and seeks damages on their behalf.  We are vigorously defending this matter.

See Note 13 in our 2015 Form 10-K and Note 8 in our Form 10-Q for the quarters ended March 31, 2016, and June 30, 2016, for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Common Stock
Balance as of beginning-of-period	232,784,691	250,918,893	243,835,893	256,551,440
Stock issued for exercise of warrants	16,767	188,530	54,915	1,168,966
Stock compensation/issued for benefit plans	46,267	40,031	716,409	2,028,913
Retirement/cancellation of shares	(4,318,438)	(3,682,523)	(16,077,930)	(12,284,388)
Balance as of end-of-period	228,529,287	247,464,931	228,529,287	247,464,931

Common Stock as of End-of-Period
Basic basis	228,529,287	247,464,931	228,529,287	247,464,931
Diluted basis	231,277,156	251,220,934	231,277,156	251,220,934

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted-average shares, as used in basic calculation	231,041,085	249,227,641	236,374,010	252,167,909
Shares to cover exercise of outstanding warrants	1,088,717	1,219,729	1,096,356	1,476,038
Shares to cover non-vested stock	1,110,342	1,229,031	1,057,199	1,314,445
Average stock options outstanding during the period	2,405,396	2,646,184	2,107,456	3,388,172
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(247,909)	(236,042)	(268,177)	(275,928)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,721,612)	(1,870,146)	(1,525,970)	(2,424,332)
Shares repurchasable from measured but
unrecognized stock option expense	(87,623)	(33,847)	(42,368)	(53,413)
Average deferred compensation shares	-	1,028,061	1,080,205	1,024,369
Weighted-average shares, as used in diluted calculation	233,588,396	253,210,611	239,878,711	256,617,260

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the nine months ended September 30, 2016, and the three and nine months ended September 30, 2015, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $1 million for the nine months ended September 30, 2016, and $7 million and $6 million for the three and nine months ended September 30, 2015, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2016	2015
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$991	$3,175
Unrealized holding gains (losses) arising during the period	5,827	(2,870)
Change in foreign currency exchange rate adjustment	(47)	(35)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(1,733)	841
Income tax benefit (expense)	(1,429)	713
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(131)	175
Associated amortization of DAC, VOBA, DSI and DFEL	(14)	(23)
Income tax benefit (expense)	51	(53)
Balance as of end-of-period	$3,703	$1,725
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$26	$64
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(48)	(23)
Change in DAC, VOBA, DSI and DFEL	11	3
Income tax benefit (expense)	12	7
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	40	31
Change in DAC, VOBA, DSI and DFEL	(8)	(13)
Income tax benefit (expense)	(11)	(6)
Balance as of end-of-period	$22	$63
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$132	$139
Unrealized holding gains (losses) arising during the period	(297)	(200)
Change in foreign currency exchange rate adjustment	42	35
Change in DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	89	57
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	12	(187)
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	2
Income tax benefit (expense)	(4)	65
Balance as of end-of-period	$(41)	$152
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(5)	$(3)
Foreign currency translation adjustment arising during the period	(15)	1
Balance as of end-of-period	$(20)	$(2)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(299)	$(279)
Adjustment arising during the period	12	5
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(287)	$(275)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2016	2015
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(131)	$175	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(14)	(23)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(145)	152	operations before taxes
Income tax benefit (expense)	51	(53)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(94)	$99	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$1	$31	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	(13)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	1	18	operations before taxes
Income tax benefit (expense)	-	(6)	Federal income tax expense (benefit)
Reclassification, net of income tax	$1	$12	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$4	$(193)	Net investment income
Interest rate contracts	(6)	1	Interest and debt expense
Interest rate contracts	1	-	Total realized gain (loss)
Foreign currency contracts	7	5	Net investment income
Foreign currency contracts	6	-	Total realized gain (loss)
Total gross reclassifications	12	(187)
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	2	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	11	(185)	operations before taxes
Income tax benefit (expense)	(4)	65	Federal income tax expense (benefit)
Reclassification, net of income tax	$7	$(120)	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total realized gain (loss) related to certain investments (1)	$(42)	$(26)	$(213)	$(51)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(2)	(16)	(2)	(27)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	9	(32)	(24)	(64)
Associated amortization of DAC, VOBA, DSI and DFEL	(4)	6	2	12
Variable annuity net derivatives results: (4)
Gross gain (loss)	90	119	138	149
Associated amortization of DAC, VOBA, DSI and DFEL	(14)	(24)	(22)	(27)
Realized gain (loss) on sale of subsidiaries/businesses (5)	-	-	-	(3)
Total realized gain (loss)	$37	$27	$(121)	$(11)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2016	2016
10-year LNC stock options	-	776,895
Performance shares	-	291,298
RSUs	-	764,237
Non-employee:
SARs	-	63,807
Agent stock options	160	92,310
Director DSUs	9,642	31,233

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$92,632	$92,632	$84,964	$84,964
VIEs’ fixed maturity securities	600	600	598	598
Equity securities	273	273	237	237
Trading securities	1,808	1,808	1,854	1,854
Mortgage loans on real estate	9,430	9,889	8,678	8,936
Derivative investments (1)	2,170	2,170	1,537	1,537
Other investments (2)	2,184	2,184	1,778	1,778
Cash and invested cash	3,444	3,444	3,146	3,146
Other assets – reinsurance recoverable	474	474	268	268
Separate account assets	128,593	128,593	123,619	123,619

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,125)	(1,125)	(1,100)	(1,100)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(641)	(641)	(687)	(687)
Account values of certain investment contracts	(31,413)	(38,218)	(30,392)	(34,618)
Short-term debt (3)	(250)	(250)	-	-
Long-term debt	(5,457)	(5,389)	(5,553)	(5,505)
Reinsurance related embedded derivatives	(137)	(137)	(87)	(87)
VIEs’ liabilities – derivative instruments	-	-	(4)	(4)
Other liabilities:
Credit default swaps	-	-	(9)	(9)
Derivative liabilities (1)	(212)	(212)	(69)	(69)
GLB reserves embedded derivatives (4)	(1,877)	(1,877)	(953)	(953)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Includes credit default swaps in an asset position associated with consolidated VIEs.
(3)	The difference between the carrying value and fair value of short-term debt as of September 30, 2016, related to current maturities of long-term debt.
(4)	Portions of our GLB reserves embedded derivatives are ceded to third-party reinsurance counterparties. Refer to Note 5 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of September 30, 2016, and December 31, 2015, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2016, or December 31, 2015, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2015 Form 10-K:

	As of September 30, 2016
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	77,822	$2,431	$80,253
ABS	-	1,081	35	1,116
U.S. government bonds	446	4	8	458
Foreign government bonds	-	417	113	530
RMBS	-	3,649	54	3,703
CMBS	-	278	38	316
CLOs	-	612	74	686
State and municipal bonds	-	4,939	-	4,939
Hybrid and redeemable preferred securities	63	480	88	631
VIEs’ fixed maturity securities	-	600	-	600
Equity AFS securities	13	97	163	273
Trading securities	103	1,629	76	1,808
Derivative investments (1)	-	2,668	758	3,426
Other investments (2)	148	-	1	149
Cash and invested cash	-	3,444	-	3,444
Other assets – reinsurance recoverable	-	-	474	474
Separate account assets	858	127,735	-	128,593
Total assets	$1,631	$225,455	$4,313	$231,399

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,125)	$(1,125)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(137)	-	(137)
Other liabilities:
Derivative liabilities (1)	-	(974)	(494)	(1,468)
GLB reserves embedded derivatives	-	-	(1,877)	(1,877)
Total liabilities	$-	$(2,314)	$(3,496)	$(5,810)

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

	For the Three Months Ended September 30, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,425	$(1)	$15	$(74)	$66	$2,431
ABS	62	-	-	-	(27)	35
U.S. government bonds	10	-	-	(2)	-	8
Foreign government bonds	112	-	1	-	-	113
RMBS	16	-	-	51	(13)	54
CMBS	8	-	-	30	-	38
CLOs	45	-	(1)	35	(5)	74
Hybrid and redeemable
preferred securities	89	-	(1)	-	-	88
Equity AFS securities	170	3	(6)	(4)	-	163
Trading securities	65	1	4	6	-	76
Derivative investments	423	(89)	(1)	(69)	-	264
Other investments (4)	1	-	-	-	-	1
Other assets – reinsurance recoverable (5)	539	(65)	-	-	-	474
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,102)	(64)	-	41	-	(1,125)
Other liabilities:
Credit default swaps (4)	(16)	1	-	15	-	-
GLB reserves embedded derivatives (5)	(2,458)	581	-	-	-	(1,877)
Total, net	$389	$367	$11	$29	$21	$817

	For the Three Months Ended September 30, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,039	$3	$(34)	$60	$(66)	$2,002
ABS	33	-	-	13	-	46
Foreign government bonds	114	-	(3)	-	4	115
RMBS	1	-	-	-	-	1
CMBS	12	1	2	(4)	-	11
CLOs	461	-	1	15	-	477
Hybrid and redeemable
preferred securities	96	-	(2)	-	-	94
Equity AFS securities	141	1	-	19	-	161
Trading securities	72	1	1	-	2	76
Derivative investments	740	158	53	(52)	-	899
Other assets: (5)
GLB reserves embedded derivatives	254	(254)	-	-	-	-
Reinsurance recoverable	102	192	-	-	-	294
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,155)	86	-	26	-	(1,043)
VIEs’ liabilities – derivative instruments (4)	(3)	1	-	-	-	(2)
Other liabilities:
Credit default swaps (4)	(2)	(5)	-	-	-	(7)
GLB reserves embedded derivatives (5)	(102)	(1,185)	-	-	-	(1,287)
Total, net	$2,803	$(1,001)	$18	$77	$(60)	$1,837

	For the Nine Months Ended September 30, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,993	$(1)	$79	$72	$288	$2,431
ABS	45	-	(1)	14	(23)	35
U.S. government bonds	-	-	-	8	-	8
Foreign government bonds	111	-	2	-	-	113
RMBS	1	-	-	66	(13)	54
CMBS	10	2	(1)	27	-	38
CLOs	551	-	1	113	(591)	74
Hybrid and redeemable
preferred securities	94	-	(6)	-	-	88
Equity AFS securities	164	3	(4)	-	-	163
Trading securities	73	3	5	5	(10)	76
Derivative investments	555	(346)	170	(115)	-	264
Other investments (4)	-	1	-	-	-	1
Other assets – reinsurance recoverable (5)	268	206	-	-	-	474
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,100)	(76)	-	51	-	(1,125)
VIEs’ liabilities – derivative instruments (4)	(4)	4	-	-	-	-
Other liabilities:
Credit default swaps (4)	(9)	(6)	-	15	-	-
GLB reserves embedded derivatives (5)	(953)	(924)	-	-	-	(1,877)
Total, net	$1,799	$(1,134)	$245	$256	$(349)	$817

	For the Nine Months Ended September 30, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,953	$6	$(123)	$150	$16	$2,002
ABS	33	-	-	13	-	46
Foreign government bonds	109	-	2	-	4	115
RMBS	1	-	-	-	-	1
CMBS	15	3	6	(13)	-	11
CLOs	368	-	4	117	(12)	477
Hybrid and redeemable
preferred securities	55	(1)	(3)	-	43	94
Equity AFS securities	157	2	-	3	(1)	161
Trading securities	73	2	(1)	-	2	76
Derivative investments	989	185	(22)	(253)	-	899
Other assets – reinsurance recoverable (5)	154	140	-	-	-	294
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,170)	39	-	88	-	(1,043)
VIEs’ liabilities – derivative instruments (4)	(13)	11	-	-	-	(2)
Other liabilities:
Credit default swaps (4)	(3)	(4)	-	-	-	(7)
GLB reserves embedded derivatives (5)	(174)	(1,113)	-	-	-	(1,287)
Total, net	$2,547	$(730)	$(137)	$105	$52	$1,837

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$92	$(20)	$(18)	$(50)	$(78)	$(74)
U.S. government bonds	-	-	-	(2)	-	(2)
RMBS	51	-	-	-	-	51
CMBS	31	-	-	(1)	-	30
CLOs	35	-	-	-	-	35
Equity AFS securities	-	(4)	-	-	-	(4)
Trading securities	7	-	-	(1)	-	6
Derivative investments	47	(46)	(70)	-	-	(69)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(13)	-	-	54	-	41
Other liabilities – credit default swaps	-	15	-	-	-	15
Total, net	$250	$(55)	$(88)	$-	$(78)	$29

	For the Three Months Ended September 30, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$93	$(3)	$-	$(30)	$-	$60
ABS	13	-	-	-	-	13
CMBS	-	-	-	(4)	-	(4)
CLOs	30	-	-	(15)	-	15
Equity AFS securities	33	(14)	-	-	-	19
Derivative investments	52	(28)	(76)	-	-	(52)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(24)	-	-	50	-	26
Total, net	$197	$(45)	$(76)	$1	$-	$77

	For the Nine Months Ended September 30, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$381	$(19)	$(22)	$(133)	$(135)	$72
ABS	15	-	-	(1)	-	14
U.S. government bonds	-	-	-	8	-	8
RMBS	66	-	-	-	-	66
CMBS	31	(2)	-	(2)	-	27
CLOs	115	-	-	(2)	-	113
Equity AFS securities	4	(4)	-	-	-	-
Trading securities	6	-	-	(1)	-	5
Derivative investments	132	(133)	(114)	-	-	(115)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(58)	-	-	109	-	51
Other liabilities – credit default swaps	-	15	-	-	-	15
Total, net	$692	$(143)	$(136)	$(22)	$(135)	$256

	For the Nine Months Ended September 30, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$287	$(24)	$(15)	$(80)	$(18)	$150
ABS	13	-	-	-	-	13
CMBS	-	-	-	(12)	(1)	(13)
CLOs	139	-	-	(22)	-	117
Equity AFS securities	43	(40)	-	-	-	3
Derivative investments	140	(124)	(269)	-	-	(253)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(54)	-	-	142	-	88
Total, net	$568	$(188)	$(284)	$28	$(19)	$105

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Derivative investments	$(94)	$162	$(271)	$177
Other investments	-	-	1	-
Embedded derivatives:
Indexed annuity and IUL contracts	(1)	(35)	(24)	(69)
GLB reserves	712	(1,297)	(521)	(712)
VIEs’ liabilities – derivative instruments	-	1	4	12
Credit default swaps	9	(5)	2	(4)
Total, net (1)	$626	$(1,174)	$(809)	$(596)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2016			September 30, 2015
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$147	$(81)	$66	$-	$(66)	$(66)
ABS	-	(27)	(27)	-	-	-
Foreign government bonds	-	-	-	4	-	4
RMBS	3	(16)	(13)	-	-	-
CLOs	-	(5)	(5)	-	-	-
Trading securities	-	-	-	3	(1)	2
Total, net	$150	$(129)	$21	$7	$(67)	$(60)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2016			September 30, 2015
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$476	$(188)	$288	$159	$(143)	$16
ABS	4	(27)	(23)	-	-	-
Foreign government bonds	-	-	-	4	-	4
RMBS	3	(16)	(13)	-	-	-
CLOs	-	(591)	(591)	4	(16)	(12)
Hybrid and redeemable preferred
securities	-	-	-	48	(5)	43
Equity AFS securities	-	-	-	-	(1)	(1)
Trading securities	1	(11)	(10)	3	(1)	2
Total, net	$484	$(833)	$(349)	$218	$(166)	$52

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the nine months ended September 30, 2016 and 2015, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the nine months ended September 30, 2016, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.  For the nine months ended September 30, 2015, the transfers between Levels 1 and 2 of the fair value hierarchy were $172 million for our financial instruments carried at fair value, which was attributable to quoted market prices being available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2016:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,836	Discounted cash flow	Liquidity/duration adjustment (1)	0.7%	-	29.8%
ABS	25	Discounted cash flow	Liquidity/duration adjustment (1)	3.8%	-	3.8%
U.S. government bonds	8	Discounted cash flow	Liquidity/duration adjustment (1)	0.5%	-	0.5%
Foreign government bonds	79	Discounted cash flow	Liquidity/duration adjustment (1)	1.6%	-	4.1%
Hybrid and redeemable
preferred securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	2.2%	-	2.2%
Equity AFS securities	26	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.1%
Other assets – reinsurance
recoverable	474	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.03%	-	0.51%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,125)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB reserves
embedded derivatives	(1,877)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.03%	-	0.51%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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
•

Reinsurance recoverable asset – An increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement; and an increase in the utilization of guarantee withdrawal or volatility inputs would result in an increase in the fair value measurement.

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

Segment information (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Operating revenues:
Annuities	$1,000	$1,060	$3,023	$3,041
Retirement Plan Services	282	282	819	826
Life Insurance	1,630	1,727	4,646	4,600
Group Protection	534	570	1,593	1,792
Other Operations	84	96	244	287
Excluded realized gain (loss), pre-tax	(7)	(18)	(252)	(146)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	1	1	2	2
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	1	(2)	1	(2)
Total revenues	$3,525	$3,716	$10,076	$10,400

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income (Loss)
Income (loss) from operations:
Annuities	$240	$259	$693	$753
Retirement Plan Services	32	42	94	107
Life Insurance	167	36	361	251
Group Protection	28	17	49	29
Other Operations	(26)	(65)	(69)	(127)
Excluded realized gain (loss), after-tax	(4)	(11)	(164)	(95)
Income (loss) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	-	-	1	1
Benefit ratio unlocking, after-tax	30	(51)	34	(48)
Net income (loss)	$467	$227	$999	$871

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2016, compared with December 31, 2015, and the results of operations for the three and nine months ended September 30, 2016, compared with the corresponding periods in 2015 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2016; and our current reports on Form 8-K filed in 2016.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K as updated by “Item 1A. Risk Factors” in our first quarter 2016 Form 10-Q.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect: the cost of, or demand for, our subsidiaries’ products; the required amount of reserves and/or surplus; our ability to conduct business and our captive reinsurance arrangements as well as restrictions on revenue sharing and 12b‑1 payments; the potential for U.S. federal tax reform; and the effect of the Department of Labor’s (“DOL”) regulation defining fiduciary;

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

•

Uncertainty about the effect of rules and regulations to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act on us and the economy and financial services sector in particular;

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2015 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.  As a result of this review, we recorded unlocking on an annual basis that resulted in increases and decreases to the carrying values of these items.  See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2015 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to income (loss) from continuing operations from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2016	2015	Change
Income (loss) from operations:
Annuities	$(10)	$1	NM
Retirement Plan Services	(2)	2	NM
Life Insurance	14	(117)	112%
Excluded realized gain (loss)	48	33	45%
Income (loss) from continuing
operations	$50	$(81)	162%

Unlocking was driven primarily by the following:

2016

•	For Annuities, we modified our capital markets and interest rate assumptions and other items, partially offset by modifying our policyholder behavior assumptions.
•	For Retirement Plan Services, we modified our policyholder behavior, capital markets and interest rate assumptions, partially offset by modifying other items.
•	For Life Insurance, we modified certain in-force policy charges, expense assumptions and other items, partially offset by updating our interest rate and mortality assumptions.
•	For excluded realized gain (loss), we modified our policyholder behavior and capital markets assumptions, partially offset by modifying other items.

2015

As part of our annual comprehensive review in the third quarter of 2015, we lowered our long-term new money investment yield assumption to reflect the current new money rates and lower anticipated future interest rates.  This reduction in the interest rate assumption resulted in resetting the path of new money investment rates, reflecting a gradual annual recovery over five years to a rate 50 basis points below our prior ultimate long-term assumption.  As a result of lowering the ultimate long-term assumption 50 basis points, we recorded unfavorable unlocking of $118 million, after-tax, for Life Insurance, $2 million, after-tax, for Annuities, and $1 million, after-tax, for Retirement Plan Services.

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

If we had unlocked our RTM assumption as of September 30, 2016, we would have recorded a favorable unlocking of approximately $135 million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $20 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2016:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$773	$80,614	$-	$81,387
Priced by independent broker quotations	-	-	1,351	1,351
Priced by matrices	-	12,688	-	12,688
Priced by other methods (1)	-	-	1,994	1,994
Total	$773	$93,302	$3,345	$97,420

Percent of total	1%	96%	3%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2015 Form 10-K and Note 12 herein.

As of September 30, 2016, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of September 30, 2016,  we used broker quotes for 21 securities as our final price source, representing less than 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, approximately 66% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of September 30, 2016.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of September 30, 2016 and 2015,  9% and 11%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of September 30, 2016 and 2015,  was $624 million and $639 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$240	$259	-7%	$693	$753	-8%
Retirement Plan Services	32	42	-24%	94	107	-12%
Life Insurance	167	36	NM	361	251	44%
Group Protection	28	17	65%	49	29	69%
Other Operations	(26)	(65)	60%	(69)	(127)	46%
Excluded realized gain (loss), after-tax	(4)	(11)	64%	(164)	(95)	-73%
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	-	NM	1	1	0%
Benefit ratio unlocking, after-tax	30	(51)	159%	34	(48)	171%
Net income (loss)	$467	$227	106%	$999	$871	15%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Deposits
Annuities	$1,938	$3,304	-41%	$6,404	$9,675	-34%
Retirement Plan Services	1,799	1,884	-5%	5,251	5,450	-4%
Life Insurance	1,490	1,400	6%	4,120	4,055	2%
Total deposits	$5,227	$6,588	-21%	$15,775	$19,180	-18%

Net Flows
Annuities	$(868)	$536	NM	$(1,354)	$1,129	NM
Retirement Plan Services	97	251	-61%	180	673	-73%
Life Insurance	1,102	1,019	8%	2,910	2,836	3%
Total net flows	$331	$1,806	-82%	$1,736	$4,638	-63%

	As of September 30,
	2016	2015	Change
Account Values
Annuities	$125,510	$118,607	6%
Retirement Plan Services	57,268	52,844	8%
Life Insurance	45,182	42,868	5%
Total account values	$227,960	$214,319	6%

Comparison of the Three Months Ended September 30, 2016 to 2015

Net income increased due primarily to the following:

•	The effect of unlocking.
•	Favorable variable annuity net derivatives results.
•	Increase in average account values due to higher average equity markets.
•	Higher legal expenses in 2015.
•	Growth in business in force.
•	More favorable total non-medical loss ratio experience in our Group Protection segment.
•	Higher tax benefits attributable to the release of reserves associated with prior tax years that closed in the third quarter of 2016.

The increase in net income was partially offset by spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Comparison of the Nine Months Ended September 30, 2016 to 2015

Net income increased due primarily to the following:

•	The effect of unlocking.
•	Favorable variable annuity net derivatives results.
•	Legal accrual releases during 2016 as compared to legal expenses during 2015.
•	Growth in business in force.
•	More favorable total non-medical loss ratio experience in our Group Protection segment.

The increase in net income was partially offset by the following:

•	Higher realized losses driven by asset disposals and an increase in other-than-temporary impairment (“OTTI”) attributable to individual credit risks within our corporate bond holdings.
•	Higher legal expenses related to certain investments.
•	Less favorable investment income on alternative investments.
•	Decline in average account values due to lower average equity markets.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Insurance premiums (1)	$45	$129	-65%	$264	$264	0%
Fee income	535	520	3%	1,539	1,561	-1%
Net investment income	268	257	4%	777	751	3%
Operating realized gain (loss) (2)	45	45	0%	132	133	-1%
Other revenues (3)	107	109	-2%	311	332	-6%
Total operating revenues	1,000	1,060	-6%	3,023	3,041	-1%
Operating Expenses
Interest credited	148	134	10%	432	416	4%
Benefits (1)	112	219	-49%	465	437	6%
Commissions and other expenses	437	379	15%	1,255	1,239	1%
Total operating expenses	697	732	-5%	2,152	2,092	3%
Income (loss) from operations before taxes	303	328	-8%	871	949	-8%
Federal income tax expense (benefit)	63	69	-9%	178	196	-9%
Income (loss) from operations	$240	$259	-7%	$693	$753	-8%

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended September 30, 2016 to 2015

Income from operations for this segment decreased due primarily to higher commissions and other expenses due to the effect of unlocking; and higher account values resulting in higher trail commissions.

The decrease in income from operations was partially offset primarily by the following:

•	Lower benefits due to the effect of unlocking.
•	Higher fee income driven by higher average daily variable account values as a result of higher average equity markets.

Comparison of the Nine Months Ended September 30, 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits attributable to an increase in the growth in benefit reserves due to lower average equity markets, partially offset by the effect of unlocking.
•	Lower fee income driven by lower average daily variable account values as a result of lower average equity markets and negative net flows.
•

Higher commissions and other expenses due to the effect of unlocking; and higher asset-based commission rates resulting in higher trail commissions.  This increase was partially offset by a decrease in amortization expense as a result of lower actual gross profits and amortization rates and lower incentive compensation as a result of production performance.

The decrease in income from operations was partially offset primarily by higher net investment income, net of interest credited, driven by higher average fixed account values as a result of positive net flows.

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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  For the three and nine months ended September 30, 2016,  31% and 28% of our variable annuity deposits were on products without GLB riders, respectively, compared to 27% for the corresponding periods in 2015.  As a result of market uncertainty and low interest rates, our variable annuity deposits for the three and nine months ended September 30, 2016, were significantly lower than the corresponding periods in 2015 resulting in negative net flows.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of full and partial withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% and 6% for the three and nine months ended September 30, 2016, respectively, compared to 7% for the corresponding periods in 2015.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Fee Income
Mortality, expense and other assessments	$523	$514	2%	$1,517	$1,541	-2%
Surrender charges	7	8	-13%	23	22	5%
DFEL:
Deferrals	(10)	(10)	0%	(29)	(28)	-4%
Amortization, net of interest:
Amortization, net of interest,
excluding unlocking	8	4	100%	21	22	-5%
Unlocking	7	4	75%	7	4	75%
Total fee income	$535	$520	3%	$1,539	$1,561	-1%

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Variable Account Value Information
Variable annuity deposits (1)	$1,130	$2,045	-45%	$3,421	$6,236	-45%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(1,081)	(132)	NM	(2,739)	(595)	NM
Change in market value (1)	3,328	(6,540)	151%	4,735	(5,003)	195%
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	396	673	-41%	1,707	2,180	-22%
Variable annuity account values (1)	103,612	97,409	6%	103,612	97,409	6%
Average daily variable annuity account
values (1)	103,088	101,515	2%	100,009	102,758	-3%
Average daily S&P 500	2,161	2,027	7%	2,063	2,064	0%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$215	$207	4%	$645	$619	4%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	12	9	33%	18	22	-18%
Surplus investments (2)	41	41	0%	114	110	4%
Total net investment income	$268	$257	4%	$777	$751	3%

Interest Credited
Amount provided to contract holders	$140	$131	7%	$421	$409	3%
DSI deferrals	(2)	(3)	33%	(13)	(15)	13%
Interest credited before DSI amortization	138	128	8%	408	394	4%
DSI amortization:
Amortization, excluding unlocking	8	7	14%	22	24	-8%
Unlocking	2	(1)	300%	2	(2)	200%
Total interest credited	$148	$134	10%	$432	$416	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2016	2015	Change	2016	2015	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.08%	4.19%	(11)	4.09%	4.21%	(12)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.23%	0.18%	5	0.12%	0.15%	(3)
Net investment income yield on reserves	4.31%	4.37%	(6)	4.21%	4.36%	(15)
Interest rate credited to contract holders	2.70%	2.56%	14	2.66%	2.60%	6
Interest rate spread	1.61%	1.81%	(20)	1.55%	1.76%	(21)

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$808	$1,259	-36%	$2,983	$3,439	-13%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	213	668	-68%	1,385	1,724	-20%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(396)	(673)	41%	(1,707)	(2,180)	22%
Reinvested interest credited (1)	186	57	226%	486	375	30%
Fixed annuity account values (1)	21,898	21,198	3%	21,898	21,198	3%
Average fixed account values (1)	21,935	21,153	4%	21,867	21,210	3%
Average invested assets on reserves	21,064	19,868	6%	21,049	19,692	7%

(1)	Includes the fixed portion of variable.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Benefits
Net death and other benefits, excluding
unlocking	$109	$181	-40%	$462	$399	16%
Unlocking	3	38	-92%	3	38	-92%
Total benefits	$112	$219	-49%	$465	$437	6%

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Commissions and Other Expenses
Commissions:
Deferrable	$87	$142	-39%	$277	$416	-33%
Non-deferrable	127	118	8%	371	360	3%
General and administrative expenses	99	107	-7%	303	321	-6%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	2	1	100%	3	4	-25%
Taxes, licenses and fees	8	8	0%	26	26	0%
Total expenses incurred, excluding
broker-dealer	323	376	-14%	980	1,127	-13%
DAC deferrals	(100)	(160)	38%	(318)	(471)	32%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	223	216	3%	662	656	1%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	92	93	-1%	265	294	-10%
Unlocking	17	(35)	149%	17	(35)	149%
Broker-dealer expenses incurred	105	105	0%	311	324	-4%
Total commissions and other
expenses	$437	$379	15%	$1,255	$1,239	1%

DAC Deferrals
As a percentage of sales/deposits	5.2%	4.8%		5.0%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Fee income	$58	$60	-3%	$170	$182	-7%
Net investment income	220	219	0%	637	634	0%
Other revenues (1)	4	3	33%	12	10	20%
Total operating revenues	282	282	0%	819	826	-1%
Operating Expenses
Interest credited	128	124	3%	379	370	2%
Benefits	-	-	NM	1	1	0%
Commissions and other expenses	109	101	8%	311	310	0%
Total operating expenses	237	225	5%	691	681	1%
Income (loss) from operations before taxes	45	57	-21%	128	145	-12%
Federal income tax expense (benefit)	13	15	-13%	34	38	-11%
Income (loss) from operations	$32	$42	-24%	$94	$107	-12%

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Higher commissions and other expenses due to the effect of unlocking.
•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher average fixed account values and prepayment and bond make-whole premiums.

Comparison of the Nine Months Ended September 30, 2016 to 2015

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of full and partial withdrawals to the average account values.  The overall lapse rate for the business was 12% for the three and nine months ended September 30, 2016, and September 30, 2015.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are also our highest margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 29% and 30% as of September 30, 2016 and 2015, respectively.  Due to this expected overall shift in business mix toward products with lower returns, an increase in new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

\

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Fee Income
Annuity expense assessments	$43	$46	-7%	$126	$140	-10%
Mutual fund fees	15	14	7%	42	41	2%
Total expense assessments	58	60	-3%	168	181	-7%
Surrender charges	-	-	NM	2	1	100%
Total fee income	$58	$60	-3%	$170	$182	-7%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-period	$8,890	$8,643	3%	$8,653	$8,574	1%
Gross deposits	525	530	-1%	1,471	1,433	3%
Withdrawals and deaths	(426)	(442)	4%	(1,381)	(1,362)	-1%
Net flows	99	88	13%	90	71	27%
Transfers between fixed and variable
accounts	-	1	-100%	9	(7)	229%
Change in market value and reinvestment	317	(482)	166%	554	(388)	243%
Balance as of end-of-period	$9,306	$8,250	13%	$9,306	$8,250	13%

Mid – Large Market:
Balance as of beginning-of-period	$30,381	$29,622	3%	$29,279	$28,067	4%
Gross deposits	1,140	1,214	-6%	3,348	3,610	-7%
Withdrawals and deaths	(974)	(855)	-14%	(2,776)	(2,307)	-20%
Net flows	166	359	-54%	572	1,303	-56%
Transfers between fixed and variable
accounts	37	14	164%	69	11	NM
Change in market value and reinvestment	1,012	(1,398)	172%	1,676	(784)	NM
Balance as of end-of-period	$31,596	$28,597	10%	$31,596	$28,597	10%

Multi-Fund® and Other:
Balance as of beginning-of-period	$16,159	$16,724	-3%	$16,168	$16,898	-4%
Gross deposits	134	140	-4%	432	407	6%
Withdrawals and deaths	(302)	(336)	10%	(914)	(1,108)	18%
Net flows	(168)	(196)	14%	(482)	(701)	31%
Change in market value and reinvestment	375	(531)	171%	680	(200)	NM
Balance as of end-of-period	$16,366	$15,997	2%	$16,366	$15,997	2%

Total:
Balance as of beginning-of-period	$55,430	$54,989	1%	$54,100	$53,539	1%
Gross deposits	1,799	1,884	-5%	5,251	5,450	-4%
Withdrawals and deaths	(1,702)	(1,633)	-4%	(5,071)	(4,777)	-6%
Net flows	97	251	-61%	180	673	-73%
Transfers between fixed and variable
accounts	37	15	147%	78	4	NM
Change in market value and reinvestment	1,704	(2,411)	171%	2,910	(1,372)	NM
Balance as of end-of-period	$57,268	$52,844	8%	$57,268	$52,844	8%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Variable Account Value Information
Variable annuity deposits (1)	$381	$342	11%	$1,098	$1,044	5%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(122)	(155)	21%	(417)	(568)	27%
Change in market value (1)	552	(1,028)	154%	881	(779)	213%
Transfers from the variable portion
of variable annuity products
to the fixed portion of
variable annuity products	(79)	(91)	13%	(248)	(203)	-22%
Variable annuity account values (1)	14,310	13,727	4%	14,310	13,727	4%
Average daily variable annuity account
values (1)	14,266	14,529	-2%	13,860	15,062	-8%
Average daily S&P 500	2,161	2,027	7%	2,063	2,064	0%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$190	$194	-2%	$571	$569	0%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	12	8	50%	16	16	0%
Surplus investments (2)	18	17	6%	50	49	2%
Total net investment income	$220	$219	0%	$637	$634	0%

Interest Credited	$128	$124	3%	$379	$370	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2016	2015	Change	2016	2015	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.48%	4.71%	(23)	4.52%	4.66%	(14)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.27%	0.19%	8	0.13%	0.13%	-
Net investment income yield on reserves	4.75%	4.90%	(15)	4.65%	4.79%	(14)
Interest rate credited to contract holders	3.00%	3.01%	(1)	2.99%	3.01%	(2)
Interest rate spread	1.75%	1.89%	(14)	1.66%	1.78%	(12)

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$555	$425	31%	$1,423	$1,295	10%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	99	(121)	182%	(88)	(271)	68%
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	79	91	-13%	248	203	22%
Reinvested interest credited (1)	129	126	2%	379	370	2%
Fixed annuity account values (1)	17,387	16,649	4%	17,387	16,649	4%
Average fixed account values (1)	17,137	16,552	4%	16,882	16,385	3%
Average invested assets on reserves	16,998	16,456	3%	16,808	16,286	3%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Commissions and Other Expenses
Commissions:
Deferrable	$3	$4	-25%	$10	$11	-9%
Non-deferrable	17	15	13%	49	48	2%
General and administrative expenses	81	79	3%	236	235	0%
Taxes, licenses and fees	4	4	0%	14	13	8%
Total expenses incurred	105	102	3%	309	307	1%
DAC deferrals	(6)	(6)	0%	(19)	(20)	5%
Total expenses recognized before
amortization	99	96	3%	290	287	1%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	6	9	-33%	18	27	-33%
Unlocking	4	(4)	200%	3	(4)	175%
Total commissions and other
expenses	$109	$101	8%	$311	$310	0%

DAC Deferrals
As a percentage of annuity sales/deposits	0.6%	0.8%		0.8%	0.9%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Insurance premiums (1)	$174	$166	5%	$524	$475	10%
Fee income	780	890	-12%	2,188	2,187	0%
Net investment income	665	662	0%	1,910	1,913	0%
Operating realized gain (loss) (2)	(1)	-	NM	(1)	2	NM
Other revenues	12	9	33%	25	23	9%
Total operating revenues	1,630	1,727	-6%	4,646	4,600	1%
Operating Expenses
Interest credited	349	344	1%	1,045	1,026	2%
Benefits	522	578	-10%	1,971	1,901	4%
Commissions and other expenses	513	759	-32%	1,106	1,319	-16%
Total operating expenses	1,384	1,681	-18%	4,122	4,246	-3%
Income (loss) from operations before taxes	246	46	NM	524	354	48%
Federal income tax expense (benefit)	79	10	NM	163	103	58%
Income (loss) from operations	$167	$36	NM	$361	$251	44%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended September 30, 2016 to 2015

Income from operations for this segment increased due primarily to the following:

•	Lower commissions and other expenses due to the effect of unlocking.
•	Lower benefits due to the effect of unlocking.

The increase in income from operations was partially offset by lower fee income due to the effect of unlocking.

Comparison of the Nine Months Ended September 30, 2016 to 2015

Income from operations for this segment increased due primarily to lower commissions and other expenses due to the effect of unlocking, partially offset by higher margins and amortization rates.

The increase in income from operations was partially offset by the following:

•	Higher benefits due to growth in business in force, partially offset by the effect of unlocking.
•	Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments.

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

Additional Information

Mortality was in line with our expectations during the third quarter of 2016.    Generally, we see lower claim counts in the second half of the year due to the effects of seasonality.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Fee Income
Cost of insurance assessments	$457	$411	11%	$1,338	$1,224	9%
Expense assessments	333	302	10%	942	864	9%
Surrender charges	8	10	-20%	30	31	-3%
DFEL:
Deferrals	(154)	(131)	-18%	(422)	(361)	-17%
Amortization, net of interest:
Amortization, net of interest,
excluding unlocking	80	70	14%	244	201	21%
Unlocking	56	228	-75%	56	228	-75%
Total fee income	$780	$890	-12%	$2,188	$2,187	0%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Sales by Product
UL	$23	$23	0%	$65	$66	-2%
MoneyGuard®	56	52	8%	150	137	9%
IUL	23	21	10%	59	59	0%
VUL	52	47	11%	123	134	-8%
Term	31	20	55%	85	61	39%
Total individual life sales	185	163	13%	482	457	5%
Executive Benefits	8	10	-20%	24	70	-66%
Total sales	$193	$173	12%	$506	$527	-4%

Net Flows
Deposits	$1,490	$1,400	6%	$4,120	$4,055	2%
Withdrawals and deaths	(388)	(381)	-2%	(1,210)	(1,219)	1%
Net flows	$1,102	$1,019	8%	$2,910	$2,836	3%

Contract Holder Assessments	$1,074	$987	9%	$3,119	$2,889	8%

	As of September 30,
	2016	2015	Change
Account Values
UL	$32,931	$32,154	2%
VUL	9,963	8,425	18%
Interest-sensitive whole life	2,288	2,289	0%
Total account values	$45,182	$42,868	5%

In-Force Face Amount
UL and other	$334,601	$328,115	2%
Term insurance	350,047	325,522	8%
Total in-force face amount	$684,648	$653,637	5%

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

We monitor the business environment, including but not limited to the regulatory and interest rate environments, and make changes to our product offerings and inforce products as needed, and as permitted under the policies, to sustain the future profitability of our segment.  We continue to focus on maintaining our diversified balance of life sales across all products, with an emphasis on products without long-term guarantees.  Individual life sales without long-term guarantees were 63% and 66% for the three and nine months ended September 30, 2016, respectively, compared to 65% and 63% for the corresponding periods in 2015.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$580	$575	1%	$1,739	$1,713	2%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	23	14	64%	36	37	-3%
Alternative investments (2)	23	32	-28%	26	53	-51%
Surplus investments (3)	39	41	-5%	109	110	-1%
Total net investment income	$665	$662	0%	$1,910	$1,913	0%

Interest Credited	$349	$344	1%	$1,045	$1,026	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
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
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.22%	5.33%	(11)	5.23%	5.34%	(11)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.19%	0.14%	5	0.11%	0.12%	(1)
Alternative investments	0.23%	0.33%	(10)	0.08%	0.18%	(10)
Net investment income yield on reserves	5.64%	5.80%	(16)	5.42%	5.64%	(22)
Interest rate credited to contract holders	3.89%	3.92%	(3)	3.91%	3.92%	(1)
Interest rate spread	1.75%	1.88%	(13)	1.51%	1.72%	(21)

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.06%	5.15%	(9)	5.14%	5.15%	(1)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.33%	0.10%	23	0.12%	0.10%	2
Net investment income yield on reserves	5.39%	5.25%	14	5.26%	5.25%	1

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$40,381	$38,832	4%	$40,184	$38,533	4%
Account values – universal and whole life	35,599	34,812	2%	35,459	34,589	3%

Attributable to traditional products:
Invested assets on reserves	4,283	4,442	-4%	4,214	4,382	-4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Benefits
Death claims direct and assumed	$1,086	$935	16%	$3,225	$2,986	8%
Death claims ceded	(523)	(413)	-27%	(1,410)	(1,292)	-9%
Reserves released on death	(142)	(111)	-28%	(460)	(404)	-14%
Net death benefits	421	411	2%	1,355	1,290	5%
Change in secondary guarantee life
insurance product reserves:
Change in reserves, excluding
unlocking	167	147	14%	458	430	7%
Unlocking	(170)	(138)	-23%	(170)	(138)	-23%
Change in MoneyGuard®
reserves:
Change in reserves, excluding
unlocking	59	37	59%	158	97	63%
Unlocking	(15)	56	NM	(15)	56	NM
Other benefits (1)	60	65	-8%	185	166	11%
Total benefits	$522	$578	-10%	$1,971	$1,901	4%

Death claims per $1,000 of in-force	2.48	2.52	-2%	2.69	2.66	1%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Commissions and Other Expenses
Commissions	$190	$175	9%	$512	$497	3%
General and administrative expenses	137	122	12%	392	373	5%
Expenses associated with reserve financing	23	20	15%	64	59	8%
Taxes, licenses and fees	40	39	3%	120	115	4%
Total expenses incurred	390	356	10%	1,088	1,044	4%
DAC and VOBA deferrals	(219)	(193)	-13%	(582)	(555)	-5%
Total expenses recognized before
amortization	171	163	5%	506	489	3%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	121	107	13%	377	339	11%
Unlocking	220	488	-55%	220	488	-55%
Other intangible amortization	1	1	0%	3	3	0%
Total commissions and
other expenses	$513	$759	-32%	$1,106	$1,319	-16%

DAC and VOBA Deferrals
As a percentage of sales	113.5%	111.6%		115.0%	105.3%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2016, to the corresponding periods in 2015, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Insurance premiums	$485	$519	-7%	$1,452	$1,647	-12%
Net investment income	45	48	-6%	131	138	-5%
Other revenues	4	3	33%	10	7	43%
Total operating revenues	534	570	-6%	1,593	1,792	-11%
Operating Expenses
Interest credited	1	-	NM	2	2	0%
Benefits	291	386	-25%	976	1,248	-22%
Commissions and other expenses	198	158	25%	540	497	9%
Total operating expenses	490	544	-10%	1,518	1,747	-13%
Income (loss) from operations before taxes	44	26	69%	75	45	67%
Federal income tax expense (benefit)	16	9	78%	26	16	63%
Income (loss) from operations	$28	$17	65%	$49	$29	69%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Income (Loss) from Operations by
Product Line
Life	$5	$13	-62%	$10	$18	-44%
Disability	22	4	NM	38	9	NM
Dental	1	-	NM	-	-	NM
Total non-medical	28	17	65%	48	27	78%
Medical	-	-	NM	1	2	-50%
Income (loss) from operations	$28	$17	65%	$49	$29	69%

Comparison of the Three and Nine Months Ended September 30, 2016 to 2015

Income from operations for this segment increased due primarily to lower benefits driven by favorable experience in all product lines and favorable reserve refinements in our long-term disability business.

The increase in income from operations was partially offset primarily by the following:

•	Higher commissions and other expenses due to higher amortization of DAC driven by model refinements.
•	Lower insurance premiums driven by re-pricing actions on our employer-paid life and disability business.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time.  We expect normal fluctuations in our total non-medical loss ratio, as claims experience is inherently uncertain.  For every one percent increase in the total non-medical loss ratio, we would expect an approximate annual $12 million to $14 million decrease to income from operations.  For the three and nine months ended September 30, 2016, our total non-medical loss ratio of 60.1% and 67.4%, respectively, decreased from the prior periods due primarily to favorable reserve refinements and higher claim recoveries in our long-term disability business and favorable mortality in our life business.  Excluding the impact of the favorable reserve refinements, our total non-medical loss ratios for the three and nine months ended September 30, 2016, were 70.2% and 70.7%, respectively.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Insurance Premiums by Product Line
Life	$205	$226	-9%	$617	$687	-10%
Disability	222	240	-8%	665	733	-9%
Dental	58	56	4%	170	172	-1%
Total non-medical	485	522	-7%	1,452	1,592	-9%
Medical	-	(3)	100%	-	55	-100%
Total insurance premiums	$485	$519	-7%	$1,452	$1,647	-12%

Sales	$78	$61	28%	$208	$179	16%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Benefits and Interest Credited by
Product Line
Life	$136	$159	-14%	$427	$504	-15%
Disability	118	190	-38%	431	573	-25%
Dental	38	39	-3%	120	124	-3%
Total non-medical	292	388	-25%	978	1,201	-19%
Medical	-	(2)	100%	-	49	-100%
Total benefits and interest credited	$292	$386	-24%	$978	$1,250	-22%

Loss Ratios by Product Line
Life	66.1%	70.5%		69.2%	73.4%
Disability	52.9%	79.3%		65.0%	78.1%
Dental	66.6%	70.3%		70.2%	71.9%
Total non-medical	60.1%	74.5%		67.4%	75.4%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Commissions and Other Expenses
Commissions	$57	$62	-8%	$181	$197	-8%
General and administrative expenses	87	80	9%	249	238	5%
Taxes, licenses and fees	15	15	0%	43	44	-2%
Total expenses incurred	159	157	1%	473	479	-1%
DAC deferrals	(14)	(16)	13%	(46)	(46)	0%
Total expenses recognized before
amortization	145	141	3%	427	433	-1%
DAC and VOBA amortization, net of
interest	53	17	212%	113	64	77%
Total commissions and
other expenses	$198	$158	25%	$540	$497	9%

DAC Deferrals
As a percentage of insurance premiums	2.9%	3.1%		3.2%	2.8%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized in relation to the revenues of the related contracts.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred.  The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.  Generally, we have higher amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.  When comparing DAC and VOBA amortization, net of interest, for the three and nine months ended September 30, 2016, to the corresponding periods in 2015, the increase was due to DAC model refinements.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Operating Revenues
Insurance premiums (1)	$3	$11	-73%	$12	$11	9%
Net investment income	61	67	-9%	175	192	-9%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%	53	53	0%
Media revenues (net)	-	-	NM	-	31	-100%
Other revenues	2	-	NM	4	-	NM
Total operating revenues	84	96	-13%	244	287	-15%
Operating Expenses
Interest credited	17	20	-15%	56	61	-8%
Benefits	49	52	-6%	107	108	-1%
Media expenses	-	-	NM	-	28	-100%
Other expenses	19	50	-62%	17	81	-79%
Interest and debt expense	66	67	-1%	202	204	-1%
Total operating expenses	151	189	-20%	382	482	-21%
Income (loss) from operations before taxes	(67)	(93)	28%	(138)	(195)	29%
Federal income tax expense (benefit)	(41)	(28)	-46%	(69)	(68)	-1%
Income (loss) from operations	$(26)	$(65)	60%	$(69)	$(127)	46%

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended September 30, 2016 to 2015

Loss from operations for Other Operations decreased due primarily to the following:

•

Lower other expenses in 2016 due to lower legal expenses, partially offset by the effect of changes in our stock price on our deferred compensation plans, as our stock price increased significantly during the third quarter of 2016 compared to a significant decrease during the third quarter of 2015 (see “Other Expenses” below for more information).

•	Higher tax benefits attributable to the release of reserves associated with prior tax years that closed in the third quarter of 2016.

Comparison of the Nine Months Ended September 30, 2016 to 2015

Loss from operations for Other Operations decreased due primarily to the following:

•	Legal accrual releases in 2016 as compared to higher legal expenses in 2015.
•

The effect of changes in our stock price on our deferred compensation plans, as our stock price slightly decreased during 2016 compared to a significant decrease during 2015 (see “Other Expenses” below for more information).

•	Higher tax benefits attributable to the release of reserves associated with prior tax years that closed in the third quarter of 2016.

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

Benefits for the three and nine months ended September 30, 2016 and 2015, were elevated due to modifying certain assumptions on the reserves supporting our run-off institutional pension business.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Other Expenses
General and administrative expenses:
Legal	$-	$46	-100%	$(9)	$60	NM
Branding	5	6	-17%	23	18	28%
Other (1)	21	6	250%	22	21	5%
Total general and administrative
expenses	26	58	-55%	36	99	-64%
Taxes, licenses and fees	(3)	(5)	40%	(10)	(10)	0%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (2)	(4)	(3)	-33%	(9)	(8)	-13%
Total other expenses	$19	$50	-62%	$17	$81	-79%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$44	$45	-2%	$131	$135	-3%
Total excluded realized gain (loss)	(7)	(18)	61%	(252)	(146)	-73%
Total realized gain (loss), pre-tax	$37	$27	37%	$(121)	$(11)	NM

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(4)	$(11)	64%	$(164)	$(95)	-73%
Benefit ratio unlocking	30	(51)	159%	34	(48)	171%
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$26	$(62)	142%	$(130)	$(143)	9%

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(27)	$(16)	-69%	$(139)	$(35)	NM
Gain (loss) on the mark-to-market on
certain instruments	(1)	(10)	90%	(1)	(16)	94%
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	82	(102)	180%	(35)	(136)	74%
GLB NPR component	(32)	84	NM	59	83	-29%
Total variable annuity net derivatives results	50	(18)	NM	24	(53)	145%
Indexed annuity forward-starting option	4	(18)	122%	(14)	(37)	62%
Realized gain (loss) on sale of
subsidiaries/businesses (2)	-	-	NM	-	(2)	100%
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$26	$(62)	142%	$(130)	$(143)	9%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See Note 3 in our 2015 Form 10-K for more information.

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

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended September 30, 2016 to 2015

We had realized gains during 2016 as compared to losses during 2015 due primarily to the following:

•

Gains on variable annuity net derivatives results during 2016 as compared to losses during 2015 attributable to the effect of unlocking and favorable hedge program performance due to less volatile capital markets, partially offset by an unfavorable GLB non-performance risk (“NPR”) component due to our associated reserves decreasing and narrowing of our credit spreads.

•	Gains on indexed annuity forward-starting option driven primarily by a decrease in the cost of the options.

Comparison of the Nine Months Ended September 30, 2016 to 2015

We had lower realized losses during 2016 as compared to 2015 due primarily to the following:

•

Gains on variable annuity net derivatives results during 2016 as compared to losses during 2015 attributable to less unfavorable hedge program performance due to less volatile capital markets, partially offset by a less favorable GLB NPR component due to a smaller increase in reserves.

•	Lower losses on indexed annuity forward-starting option primarily driven by a decrease in the cost of the options.
•	Lower losses on the mark-to-market on certain instruments attributable to a decrease in interest rates leading to an increase in the value of our trading securities.

The lower realized losses were partially offset by the following:

•	An increase in OTTI attributable to the impact of continued stress in the energy and other commodity sectors and other individual credit risks within our corporate bond holdings.
•	Higher legal expenses related to certain investments.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
Variable annuity hedge program assets (liabilities)	$3,679	$4,123	$3,565	$2,631	$3,030

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(1,503)	$(2,078)	$(1,599)	$(673)	$(1,062)
NPR	100	159	116	(12)	70
Embedded derivative reserves	(1,403)	(1,919)	(1,483)	(685)	(992)
Insurance benefit reserves	(626)	(634)	(609)	(564)	(558)
Total variable annuity reserves – asset (liability)	$(2,029)	$(2,553)	$(2,092)	$(1,249)	$(1,550)

10-year credit default swap ("CDS") spread	2.03%	2.12%	2.15%	1.44%	1.85%
NPR factor related to 10-year CDS spread	0.30%	0.32%	0.31%	0.22%	0.31%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of September 30, 2016:

Hypothetical
Effect
NPR factor:
Down 30 basis points to zero	$(320)
Up 20 basis points	125

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Investments
AFS securities:
Fixed maturity	$92,632	$84,964	83.0%	83.2%
VIEs’ fixed maturity	600	598	0.5%	0.6%
Total fixed maturity	93,232	85,562	83.5%	83.8%
Equity	273	237	0.2%	0.2%
Trading securities	1,808	1,854	1.6%	1.8%
Mortgage loans on real estate	9,430	8,678	8.5%	8.5%
Real estate	23	17	0.0%	0.0%
Policy loans	2,471	2,545	2.2%	2.5%
Derivative investments	2,170	1,537	2.0%	1.5%
Alternative investments	1,258	1,233	1.1%	1.2%
Other investments	926	545	0.9%	0.5%
Total investments	$111,591	$102,208	100.0%	100.0%

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

	As of September 30, 2016
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,704	$1,082	$46	$11,740	12.6%
Basic industry	4,752	394	37	5,109	5.5%
Capital goods	5,518	666	6	6,178	6.7%
Communications	4,292	504	24	4,772	5.1%
Consumer cyclical	5,490	536	33	5,993	6.4%
Consumer non-cyclical	12,744	1,487	14	14,217	15.2%
Energy	7,436	535	222	7,749	8.3%
Technology	3,347	228	10	3,565	3.8%
Transportation	2,794	269	5	3,058	3.3%
Industrial other	908	73	3	978	1.0%
Utilities	12,150	1,708	12	13,846	14.9%
Government related entities	2,728	340	20	3,048	3.3%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,308	123	2	1,429	1.5%
Non-agency backed	1,109	15	14	1,110	1.2%
Mortgage pass through securities ("MPTS"):
Agency backed	1,088	76	-	1,164	1.2%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	23	2	-	25	0.0%
Non-agency backed	275	15	(1)	291	0.3%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	667	1	1	667	0.8%
Commercial real estate ("CRE") CDOs	15	-	(4)	19	0.0%
Credit card	689	32	-	721	0.8%
Equipment receivables	43	-	1	42	0.0%
Home equity	683	12	(2)	697	0.7%
Manufactured housing	29	1	-	30	0.0%
Stranded utility costs	9	-	-	9	0.0%
Other	204	13	-	217	0.3%
Municipals:
Taxable	3,782	1,059	5	4,836	5.2%
Tax-exempt	92	11	-	103	0.1%
Government:
United States	386	72	-	458	0.5%
Foreign	451	79	-	530	0.6%
Hybrid and redeemable preferred securities	596	84	49	631	0.7%
Total fixed maturity AFS securities	84,312	9,417	497	93,232	100.0%
Equity AFS Securities	259	18	4	273
Total AFS securities	84,571	9,435	501	93,505
Trading Securities (1)	1,549	267	8	1,808
Total AFS and trading securities	$86,120	$9,702	$509	$95,313

	As of December 31, 2015
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,447	$682	$111	$11,018	12.9%
Basic industry	5,011	139	413	4,737	5.5%
Capital goods	5,011	294	46	5,259	6.1%
Communications	4,225	259	122	4,362	5.1%
Consumer cyclical	5,146	262	108	5,300	6.2%
Consumer non-cyclical	11,546	715	142	12,119	14.3%
Energy	8,414	262	745	7,931	9.3%
Technology	3,215	99	67	3,247	3.8%
Transportation	2,571	118	42	2,647	3.1%
Industrial other	815	41	9	847	1.0%
Utilities	11,926	853	127	12,652	14.8%
Government related entities	2,666	200	54	2,812	3.3%
CMOs:
Agency backed	1,122	110	3	1,229	1.4%
Non-agency backed	1,216	13	15	1,214	1.4%
MPTS:
Agency backed	1,228	63	6	1,285	1.5%
CMBS:
Agency backed	24	-	-	24	0.0%
Non-agency backed	340	10	(2)	352	0.4%
ABS:
CLOs	572	1	3	570	0.7%
CRE CDOs	16	-	(3)	19	0.0%
Credit card	686	22	-	708	0.8%
Equipment receivables	59	-	1	58	0.1%
Home equity	655	7	2	660	0.8%
Manufactured housing	44	2	-	46	0.1%
Stranded utility costs	18	-	-	18	0.0%
Other	198	12	1	209	0.2%
Municipals:
Taxable	3,688	680	12	4,356	5.1%
Tax-exempt	118	6	-	124	0.1%
Government:
United States	386	45	2	429	0.5%
Foreign	464	61	1	524	0.6%
Hybrid and redeemable preferred securities	762	88	44	806	0.9%
Total fixed maturity AFS securities	82,589	5,044	2,071	85,562	100.0%
Equity AFS Securities	226	17	6	237
Total AFS securities	82,815	5,061	2,077	85,799
Trading Securities (1)	1,653	222	21	1,854
Total AFS and trading securities	$84,468	$5,283	$2,098	$87,653

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of September 30, 2016			As of December 31, 2015
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$45,552	$51,672	55.4%	$44,614	$47,845	55.9%
2	Baa	34,426	37,396	40.1%	33,918	34,077	39.8%
Total investment grade securities		79,978	89,068	95.5%	78,532	81,922	95.7%

Below Investment Grade Securities
3	Ba	2,786	2,779	3.0%	2,707	2,486	2.9%
4	B	1,161	1,037	1.1%	1,140	988	1.2%
5	Caa and lower	233	202	0.2%	188	146	0.2%
6	In or near default	154	146	0.2%	22	20	0.0%
Total below investment grade securities		4,334	4,164	4.5%	4,057	3,640	4.3%
Total fixed maturity AFS securities		$84,312	$93,232	100.0%	$82,589	$85,562	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.1%	4.5%		4.9%	4.3%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of September 30, 2016.

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

As of September 30, 2016, and December 31, 2015,  71.7% and 91.8%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of September 30, 2016,  decreased by $1.6 billion since December 31, 2015.  As more fully described in Note 1 in our 2015 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of September 30, 2016, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost; (iii) the estimated future cash flows are equal to or greater than the amortized cost of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

As the energy markets continue to experience distress and future uncertainty, we also consider our related exposure in the context of the following industry categories and associated credit quality:

	As of September 30, 2016
				%
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Gain	Gain	Fair	Fair
	Cost	Cost	(Loss)	(Loss)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Independent	$2,379	32.0%	$45	14.3%	$2,424	31.3%
Integrated	1,319	17.7%	101	32.3%	1,420	18.3%
Midstream	2,361	31.8%	193	61.6%	2,554	33.0%
Oil field services	1,205	16.2%	(41)	-13.0%	1,164	15.0%
Refining	172	2.3%	15	4.8%	187	2.4%
Total energy (1)	$7,436	100.0%	$313	100.0%	$7,749	100.0%

		As of September 30, 2016
					%
	Rating Agency		%	Unrealized	Unrealized		%
NAIC	Equivalent	Amortized	Amortized	Gain	Gain	Fair	Fair
Designation	Designation	Cost	Cost	(Loss)	(Loss)	Value	Value

Investment Grade Securities
1	Aaa / Aa / A	$1,841	24.8%	$197	62.9%	$2,038	26.3%
2	Baa	4,629	62.2%	254	81.2%	4,883	63.0%
Total investment grade securities		6,470	87.0%	451	144.1%	6,921	89.3%

Below Investment Grade Securities
3	Ba	496	6.7%	(39)	-12.5%	457	5.9%
4	B	296	4.0%	(79)	-25.2%	217	2.8%
5	Caa and lower	79	1.1%	(17)	-5.4%	62	0.8%
6	In or near default	95	1.2%	(3)	-1.0%	92	1.2%
Total below investment grade securities		966	13.0%	(138)	-44.1%	828	10.7%
Total energy (1)		$7,436	100.0%	$313	100.0%	$7,749	100.0%

(1)	Does not include the amortized cost, unrealized gain (loss) and fair value of trading securities totaling $122 million, $18 million and $140 million, respectively.

	As of December 31, 2015
				%
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Gain	Gain	Fair	Fair
	Cost	Cost	(Loss)	(Loss)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Independent	$2,558	30.4%	$(253)	52.5%	$2,305	29.0%
Integrated	1,521	18.1%	10	-2.1%	1,531	19.3%
Midstream	2,567	30.5%	(86)	17.8%	2,481	31.3%
Oil field services	1,571	18.7%	(163)	33.7%	1,408	17.8%
Refining	197	2.3%	9	-1.9%	206	2.6%
Total energy (2)	$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

		As of December 31, 2015
					%
	Rating Agency		%	Unrealized	Unrealized		%
NAIC	Equivalent	Amortized	Amortized	Gain	Gain	Fair	Fair
Designation	Designation	Cost	Cost	(Loss)	(Loss)	Value	Value

Investment Grade Securities
1	Aaa / Aa / A	$2,667	31.7%	$111	-23.0%	$2,778	35.0%
2	Baa	5,104	60.7%	(435)	90.1%	4,669	58.9%
Total investment grade securities		7,771	92.4%	(324)	67.1%	7,447	93.9%

Below Investment Grade Securities
3	Ba	483	5.7%	(100)	20.7%	383	4.8%
4	B	137	1.6%	(52)	10.8%	85	1.0%
5	Caa and lower	18	0.2%	(6)	1.2%	12	0.2%
6	In or near default	5	0.1%	(1)	0.2%	4	0.1%
Total below investment grade securities		643	7.6%	(159)	32.9%	484	6.1%
Total energy (2)		$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

(2)	Does not include the amortized cost, unrealized gain (loss) and fair value of trading securities totaling $137 million, $6 million and $143 million, respectively.

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

As reported on our Consolidated Balance Sheets, we had $115.0 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $94.7 billion as of September 30, 2016.  If it were necessary to liquidate investments prior to maturity or call to meet cash flow needs, we would first look to AFS securities that are in an unrealized gain position, which had a fair value of $85.6 billion, excluding consolidated VIEs in the amount of $600 million, as of September 30, 2016, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2015 Form 10-K and Note 4 herein for additional discussion.

As of September 30, 2016, and December 31, 2015, the estimated fair value for all private placement securities was $14.6 billion and $14.0 billion, respectively, representing 13% and 14% of total invested assets, respectively.

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

Our ABS home equity and RMBS had a market value of $4.5 billion and an unrealized gain of $219 million, or 5%, as of September 30, 2016.

The market value of AFS securities and trading securities backed by subprime loans was $586 million and represented approximately 1% of our total investment portfolio as of September 30, 2016.  AFS securities represented $578 million, or 99%, and trading securities represented $8 million, or 1%, of the subprime exposure as of September 30, 2016.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2016:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,592	$2,395	$394	$383	$349	$349	$368	$378	$3,703	$3,505
ABS home equity	2	2	-	-	167	166	527	515	696	683
Total by type (2)(3)	$2,594	$2,397	$394	$383	$516	$515	$895	$893	$4,399	$4,188

Rating
AAA	$2,508	$2,313	$1	$1	$-	$-	$13	$13	$2,522	$2,327
AA	69	68	2	2	1	1	1	1	73	72
A	17	16	-	-	8	8	53	53	78	77
BBB	-	-	29	28	36	34	58	57	123	119
BB and below	-	-	362	352	471	472	770	769	1,603	1,593
Total by rating (2)(3)(4)	$2,594	$2,397	$394	$383	$516	$515	$895	$893	$4,399	$4,188

Origination Year
2006 and prior	$612	$547	$244	$238	$429	$430	$717	$715	$2,002	$1,930
2007	218	190	150	145	87	85	176	177	631	597
2008	42	37	-	-	-	-	-	-	42	37
2009	309	280	-	-	-	-	2	1	311	281
2010	347	317	-	-	-	-	-	-	347	317
2011	169	158	-	-	-	-	-	-	169	158
2012	68	67	-	-	-	-	-	-	68	67
2013	299	285	-	-	-	-	-	-	299	285
2014	58	52	-	-	-	-	-	-	58	52
2015	128	123	-	-	-	-	-	-	128	123
2016	344	341	-	-	-	-	-	-	344	341
Total by origination
year (2)(3)	$2,594	$2,397	$394	$383	$516	$515	$895	$893	$4,399	$4,188

Total AFS RMBS as a percentage of total AFS Securities									4.7%	5.0%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									1.9%	2.1%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $317 million and $327 million, respectively.
(2)

Does not include the fair value of trading securities totaling $118 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $118 million in trading securities consisted of $105 million prime, $5 million Alt-A and $8 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $111 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $111 million in trading securities consisted of $98 million prime, $5 million Alt-A and $8 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2016:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$300	$286	$16	$12	$-	$-	$316	$298
CRE CDOs	-	-	-	-	19	15	19	15
Total by type (1)(2)	$300	$286	$16	$12	$19	$15	$335	$313

Rating
AAA	$181	$172	$-	$-	$-	$-	$181	$172
AA	19	19	-	-	-	-	19	19
A	59	54	16	12	-	-	75	66
BBB	7	8	-	-	4	4	11	12
BB and below	34	33	-	-	15	11	49	44
Total by rating (1)(2)(3)	$300	$286	$16	$12	$19	$15	$335	$313

Origination Year
2006 and prior	$52	$51	$16	$12	$19	$15	$87	$78
2007	42	38	-	-	-	-	42	38
2010	50	46	-	-	-	-	50	46
2012	5	5	-	-	-	-	5	5
2013	120	115	-	-	-	-	120	115
2016	31	31	-	-	-	-	31	31
Total by origination
year (1)(2)	$300	$286	$16	$12	$19	$15	$335	$313

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.4%	0.4%

(1)

Does not include the fair value of trading securities totaling $2 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $2 million in trading securities consisted entirely of CMBS.

(2)

Does not include the amortized cost of trading securities totaling $2 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $2 million in trading securities consisted entirely of CMBS.

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

As of September 30, 2016, the fair value and amortized cost of our AFS exposure to Monoline insurers was $506 million and $462 million, respectively.

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of September 30, 2016, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Oil field services	$434	5.9%	$554	7.1%	$120	21.7%
Independent	978	13.4%	1,052	13.4%	74	13.4%
Banking	318	4.4%	380	4.8%	62	11.2%
Metals and mining	290	4.0%	319	4.1%	29	5.2%
CMOs	561	7.7%	590	7.5%	29	5.2%
ABS	725	9.9%	753	9.6%	28	5.1%
Property and casualty	105	1.4%	125	1.6%	20	3.6%
Integrated	100	1.4%	118	1.5%	18	3.3%
Retailers	78	1.1%	95	1.2%	17	3.1%
Government owned, no guarantee	103	1.4%	115	1.5%	12	2.2%
Media – entertainment	224	3.1%	235	3.0%	11	2.0%
Midstream	255	3.5%	265	3.4%	10	1.8%
Industries with unrealized losses
less than $10 million	3,131	42.8%	3,254	41.3%	123	22.2%
Total by industry	$7,302	100.0%	$7,855	100.0%	$553	100.0%

Total by industry as a percentage
of total AFS securities	7.8%		9.3%		100.0%

As of September 30, 2016, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $281 million and $323 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2016		As of December 31, 2015
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$9,423	99.9%	$8,678	100.0%
Delinquent and/or in foreclosure (1)	7	0.1%	-	0.0%
Total mortgage loans on real estate	$9,430	100.0%	$8,678	100.0%

(1)	As of September 30, 2016, and December 31, 2015, there were two and zero mortgage loans on real estate that were delinquent and in foreclosure, respectively.

As of September 30, 2016, and December 31, 2015, there were three impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of September 30, 2016, and December 31, 2015, was $7 million and $0, respectively.  See Note 1 in our 2015 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	September 30,	December 31,
	2016	2015
By Segment
Annuities	$2,478	$2,027
Retirement Plan Services	2,469	2,082
Life Insurance	3,800	3,944
Group Protection	307	294
Other Operations	376	331
Total mortgage loans on real estate	$9,430	$8,678

	As of September 30, 2016			As of September 30, 2016
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$3,110	33.0%	CA	$1,881	19.8%
Office building	2,227	23.6%	TX	1,055	11.2%
Industrial	1,726	18.2%	MD	557	5.9%
Retail	1,744	18.5%	NY	446	4.7%
Mixed use	299	3.2%	GA	421	4.5%
Other commercial	280	3.0%	OH	428	4.5%
Hotel/motel	44	0.5%	VA	413	4.4%
Total	$9,430	100.0%	FL	434	4.6%
Geographic Region			NC	331	3.5%
Pacific	$2,469	26.3%	TN	368	3.9%
South Atlantic	2,352	24.9%	WA	338	3.6%
East North Central	1,032	10.9%	OR	250	2.7%
West South Central	1,104	11.7%	PA	287	3.0%
Middle Atlantic	774	8.2%	AZ	250	2.7%
Mountain	632	6.7%	WI	288	3.1%
East South Central	507	5.4%	MN	196	2.1%
West North Central	397	4.2%	Other states under 2%	1,487	15.8%
New England	163	1.7%	Total	$9,430	100.0%
Total	$9,430	100.0%

	As of September 30, 2016			As of September 30, 2016
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2011 and prior	$3,117	33.1%	2016	$95	1.0%
2012	779	8.3%	2017	470	5.0%
2013	1,000	10.6%	2018	623	6.6%
2014	1,261	13.3%	2019	244	2.6%
2015	1,907	20.2%	2020	164	1.7%
2016	1,367	14.5%	2021 and thereafter	7,835	83.1%
Total	$9,431	100.0%	Total	$9,431	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Annuities	$6	$8	-25%	$6	$13	-54%
Retirement Plan Services	2	3	-33%	3	5	-40%
Life Insurance	28	38	-26%	31	64	-52%
Group Protection	2	3	-33%	2	4	-50%
Other Operations	1	1	0%	1	3	-67%
Total (1)	$39	$53	-26%	$43	$89	-52%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2016, and December 31, 2015, alternative investments included investments in 198 and 190 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of September 30, 2016, and December 31, 2015, were $9 million and $13 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Fixed maturity AFS securities	$1,032	$1,026	1%	$3,137	$3,044	3%
Equity AFS securities	2	-	NM	8	4	100%
Trading securities	24	27	-11%	75	82	-9%
Mortgage loans on real estate	107	100	7%	282	293	-4%
Real estate	-	4	-100%	1	5	-80%
Policy loans	36	39	-8%	106	114	-7%
Invested cash	5	1	NM	11	2	NM
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	50	34	47%	77	82	-6%
Alternative investments (2)	39	53	-26%	43	89	-52%
Consent fees	1	1	0%	4	3	33%
Other investments	1	-	NM	1	4	-75%
Investment income	1,297	1,285	1%	3,745	3,722	1%
Investment expense	(38)	(31)	-23%	(115)	(95)	-21%
Net investment income	$1,259	$1,254	0%	$3,630	$3,627	0%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2016	2015	Change	2016	2015	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment
expenses	4.68%	4.86%	(18)	4.72%	4.84%	(12)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.20%	0.14%	6	0.10%	0.11%	(1)
Alternative investments	0.16%	0.22%	(6)	0.06%	0.12%	(6)
Net investment income yield on invested
assets	5.04%	5.22%	(18)	4.88%	5.07%	(19)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Average invested assets at amortized cost	$100,007	$96,121	4%	$99,147	$95,332	4%

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Fixed maturity AFS securities: (1)
Gross gains	$2	$1	100%	$64	$26	146%
Gross losses	(37)	(23)	-61%	(200)	(51)	NM
Equity AFS securities:
Gross gains	4	1	300%	6	2	200%
Gross losses	-	-	NM	(1)	-	NM
Gain (loss) on other investments	(4)	-	NM	(67)	(7)	NM
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(7)	(5)	-40%	(15)	(21)	29%
Total realized gain (loss) related to
certain investments, pre-tax	$(42)	$(26)	-62%	$(213)	$(51)	NM

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first nine months of 2016 and 2015, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(6)	$(16)	63%	$(68)	$(31)	NM
ABS	(1)	(1)	0%	(4)	(6)	33%
RMBS	(3)	(3)	0%	(6)	(5)	-20%
CMBS	(1)	-	NM	(1)	-	NM
Total fixed maturity securities	(11)	(20)	45%	(79)	(42)	-88%
Equity securities	-	-	NM	(1)	-	NM
Gross OTTI recognized in net income (loss)	(11)	(20)	45%	(80)	(42)	-90%
Associated amortization of DAC,
VOBA, DSI and DFEL	(2)	2	NM	4	4	0%
Net OTTI recognized in net income
(loss), pre-tax	$(13)	$(18)	28%	$(76)	$(38)	-100%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$12	$5	140%	$48	$23	109%
Change in DAC, VOBA, DSI and DFEL	(3)	-	NM	(11)	(3)	NM
Net portion of OTTI recognized in OCI,
pre-tax	$9	$5	80%	$37	$20	85%

The $128 million of impairments taken during the first nine months of 2016 were split between $79 million of credit-related impairments and $49 million of noncredit-related impairments.  The increase in write-downs for OTTI when comparing the first nine months of 2016 to the corresponding period in 2015 was primarily attributable to certain corporate bond holdings within the energy and other commodity sectors that experienced deteriorating fundamentals.  The noncredit-related impairments were due primarily to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $677 million and $1.5 billion for the nine months ended September 30, 2016 and 2015, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company	$225	$225	0%	$750	$850	-12%

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	30	29	3%	88	85	4%
	$255	$254	0%	$838	$935	-10%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	$1	$-	NM	$(10)	$25	NM

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted the Lincoln Life & Annuity Company of New York (“LLANY”).  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves in 2013 at $90 million per year over five years.  As of September 30, 2016, we have increased reserves by $270 million.  In April 2016, LLANY entered into a third-party reinsurance arrangement primarily covering UL policies containing secondary guarantees issued between 2002 through 2014 that mitigates the financial impact of the increase of the aforementioned reserves.

As discussed in “Part I – Item 1. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of September 30, 2016, was approximately $3.4 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.3 billion of such LOCs were issued to support reinsurance for UL products containing secondary guarantees ($350 million will expire in 2019,  $1 million will expire in 2021 and $1.9 billion will expire in 2031), and $1.1 billion of such LOCs that will expire in 2023 were issued to support reinsurance for term business.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  Additionally, our captive reinsurance and reinsurance subsidiaries have issued long-term notes of $1.7 billion as of September 30, 2016, to finance a portion of the excess reserves.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2015 Form 10-K.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

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

Details underlying debt and financing activities (in millions) for the nine months ended September 30, 2016, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$-	$-	$-	$-	$250	$250

Long-Term Debt
Senior notes	$3,846	$-	$-	$151	$3	$4,000
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis note	250	-	-	-	(250)	-
Capital securities	1,207	-	-	-	-	1,207
Total long-term debt	$5,553	$-	$-	$151	$(247)	$5,457

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums and amortization of debt issuance costs, as applicable.

(2)

As of September 30, 2016, our primary insurance subsidiary, The Lincoln National Life Insurance Company, had short-term debt that consisted of a $250 million floating rate note maturing on June 20, 2017.

As of September 30, 2016, the holding company had available liquidity of $546 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

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

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of September 30, 2016, we were in compliance with all such covenants.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of September 30, 2016.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2015 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2015 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2015 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of September 30, 2016, the holding company had a net outstanding payable of $311 million to certain subsidiaries resulting from loans made by subsidiaries in excess of amounts borrowed by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of September 30, 2016, our insurance subsidiaries had investments with a carrying value of $3.3 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  During the nine months ended September 30,  2016, our payables for collateral on derivative investments increased by $994 million due primarily to decreasing interest rates that increased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have multiple liquidity sources to leverage that would be eligible for collateral posting.    For additional information, see “Credit Risk” in Note 5.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Common dividends to stockholders	$58	$50	16%	$179	$152	18%
Repurchase of common stock	200	200	0%	675	700	-4%
Total cash returned to stockholders	$258	$250	3%	$854	$852	0%

Number of shares repurchased	4.318	3.683	17%	16.078	12.284	31%
Average price per share	$46.33	$54.33	-15%	$42.00	$57.00	-26%

On November 1, 2016, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.25 to $0.29 per share.  Additionally, we expect to repurchase additional shares of common stock during the remainder of 2016 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Debt service (interest paid)	$68	$65	5%	$207	$201	3%
Capital contribution to subsidiaries	-	-	NM	-	75	-100%
Total	$68	$65	5%	$207	$276	-25%

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

The following provides detail on the percentage differences between the September 30, 2016, interest rates being credited to contract holders based on the third quarter of 2016 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,207	$11,687	$32,215	$52,109	70.7%
Up to 0.50%	1,956	744	445	3,145	4.3%
0.51% to 1.00%	3,882	666	-	4,548	6.2%
1.01% to 1.50%	1,871	54	124	2,049	2.8%
1.51% to 2.00%	331	-	961	1,292	1.8%
2.01% to 2.50%	243	-	-	243	0.3%
2.51% to 3.00%	95	-	-	95	0.1%
3.01% or greater	43	-	-	43	0.1%
Occurring after the next twelve months (4)	3,611	-	-	3,611	4.9%
Total discretionary rate setting products	20,239	13,151	33,745	67,135	91.2%
Other contracts (5)	2,256	4,236	-	6,492	8.8%
Total account values	$22,495	$17,387	$33,745	$73,627	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	40.6%	88.9%	95.5%	77.6%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were  45 basis points,  6 basis points and 6 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 98 basis points in excess of average minimum guaranteed rates.  Of our account values for these products: 24% are scheduled to reset in more than one year but not more than two years; 21% are scheduled to reset in more than two years but not more than three years; and 55% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were  14 basis points in excess of average minimum guaranteed rates and 76%  of account values were already at their minimum guaranteed rates.

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

	As of	As of
	September 30,	December 31,
	2016	2015
A	$4	$5
BBB	-	10
Total	$4	$15

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the Company during the quarter ended September 30, 2016 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
7/1/16 – 7/31/16	-	$-	-	$891

8/1/16 – 8/31/16	3,301,679	45.91	3,301,679	739

9/1/16 – 9/30/16	1,016,759	47.70	1,016,759	691

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended September 30, 2016, there were 4,318,438 shares purchased as part of publicly announced plans or programs.

(2)

On May 26, 2016, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of September 30, 2016, our remaining security repurchase authorization was $691 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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
Dated: November 3, 2016

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2016

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