Form 10-K
period 2016-12-31
LINCOLN NATIONAL CORP
filed 2017-02-23
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $9.0 billion.

As of February 17, 2017, 225,213,415 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 26, 2017, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1.    Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania.  “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.  As of December 31, 2016, LNC had consolidated assets of $261.6  billion and consolidated stockholders’ equity of $14.5 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third-party administrators (“TPAs”) and other intermediaries.  Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2016, LFD had approximately 550 internal and external wholesalers (including sales and relationship managers).  As of December 31, 2016, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 8,890 active producers who placed business with us within the last 12 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated.  We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 21.  Assets, revenues and earnings attributable to foreign activities were not material in the periods presented.

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

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies, inside the funds themselves.  These funds seek to reduce equity market volatility risk for both the contract holder and us.  As of December 31, 2016 and 2015, the Managed Risk Strategies funds totaled $34.9 billion and $32.2 billion, or 33% and 31% of total variable annuity account values, respectively.

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

The GDB features offered in 2016 included those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or the current contract value plus a specified percentage of contract earnings, not to exceed a covered earnings limit.

In 2016, we offered product riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and Lincoln Market SelectSM Advantage riders, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of up to 5% of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime Income Advantage 2.0 (Managed Risk) and Lincoln Market Select Advantage riders provide higher income if the contract holder delays withdrawals.  Lincoln Lifetime Income Advantage 2.0 (Managed Risks) includes both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value, while Lincoln Market Select Advantage only offers an annual step-up of the guaranteed amount to the current contract value.  Contract holders under Lincoln Lifetime Income Advantage 2.0 (Managed Risk) are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.  Contract holders under Lincoln Market Select Advantage are subject to restrictions on the allocation of their account value within the various investment choices.

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

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product is significant to this segment.  The ALVA product accounted for 21%, 18% and 20% of our variable annuity product deposits in 2016, 2015 and 2014, respectively, and represented 41%, 42% and 44%  of the segment’s total variable annuity product account values as of December 31, 2016, 2015 and 2014, respectively.  In addition, fund choices for certain of our other variable annuity products offered include American Fund Insurance SeriesSM (“AFIS”) funds.  AFIS funds accounted for 23%, 20% and 22% of variable annuity product deposits in 2016, 2015 and 2014, respectively, and represented 47%, 48% and 50%  of the segment’s total variable annuity product account values as of December 31, 2016, 2015 and 2014, respectively.

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value.  Our fixed annuity product offerings as of December 31, 2016, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime incomes.  Fixed annuity contracts are general account obligations.  We bear the investment risk for fixed annuity contracts.  To protect from premature withdrawals, we impose surrender charges.  Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.

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

Defined contribution plans are a popular employee benefit offered by many employers across a wide spectrum of industries and by employers large and small.  Retirement Plan Services primarily focuses on the mid to large market, which accounted for 55% of this segment’s total assets under management as of December 31, 2016.  In addition, Retirement Plan Services focuses on the small market 401(k) business, which accounted for 17% of this segment’s total assets under management as of December 31, 2016.

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market:  LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program and Multi-Fund® variable annuity.  In 2014, we introduced the Lincoln Secured Retirement IncomeSM, a GWB product available through a group variable annuity contract.  Retirement Plan Services also provides a series of IRA products, including the Lincoln Next Step® and the Lincoln Next Step Select® IRA.

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

LINCOLN DIRECTOR group variable annuity is a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $10 million in account values.  The LINCOLN DIRECTOR product offers participants a broad array of investment options from several fund families and a fixed account.  In 2016, several enhancements were introduced to the DIRECTOR product offering including more fund choices, enriched services and additional pricing options. The Retirement Plan Services segment earns revenue through asset charges or separate account charges to collect recordkeeping fees from this product.  We also receive fees from the underlying mutual fund companies for the services we provide, and we earn investment margins on assets in the fixed account.

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at mid to large employers, typically those that have defined contribution plans with $10 million or more in account value.  The target market is primarily healthcare providers, public sector employers, corporations and educational institutions.  The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services.  The program allows the use of any mutual fund.  We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants.  We also earn investment margins on fixed annuities.

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

In addition, the Lincoln  Next  Step® series of products is a suite of mutual fund-based IRAs available exclusively for participants in Lincoln-serviced retirement plans and their spouses.  The products can accept rollovers and transfers from other providers as well as ongoing contributions.  The Lincoln Next Step® IRA product has no annual account charges and offers an array of mutual fund investment options provided by 20 fund families all offered at net asset value. The Lincoln Next Step Select® IRA has an annual record keeping charge and offers an even wider array of mutual fund investment options from 20 families, all at net asset value.  We earn 12b-1 and service fees on the mutual funds within the product.

Distribution

Retirement Plan Services products are primarily distributed in two ways: through our Institutional Retirement Distribution team and by LFD.  Wholesalers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  We expanded the distribution of the segment’s products as of the end of 2016 to 83 by growing the number of wholesalers and by other means, including continuing to increase relationship management expertise and growing the number of broker-dealer relationships.

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

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, both single (including COLI and BOLI) and survivorship versions of universal life insurance (“UL”), variable universal life insurance (“VUL”) and indexed universal life insurance (“IUL”) products, a linked-benefit product (which is UL with riders providing for long-term care costs) and a critical illness rider, which can be attached to UL, VUL or IUL policies.    Some of our products include secondary guarantees, which are discussed more fully below.    Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest.  Mortality margins, morbidity margins, investment margins, expense margins and surrender fees drive life insurance profits.

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

Products

We offer four categories of life insurance products consisting of:

UL

UL insurance products provide life insurance with account values that earn rates of return based on company-declared interest rates.  Contract holder account values are invested in our general account investment portfolio, so we bear the risk of investment performance.    We offer a variety of UL products, such as Lincoln LifeGuarantee® UL, Lincoln LifeCurrent® UL and Lincoln LifeReserve® UL.

In a UL contract, contract holders typically have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for cost of insurance and expenses for the coming period.  Under certain contract holder options and market conditions, the death benefit amount may increase or decrease.  Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account value and accrued with interest.  The client has access to their account value (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders.  Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans.  Our UL contracts assess surrender charges against the policies’ account values for full or partial surrenders and certain policy changes that occur during the contractual surrender charge period.  Depending on the product selected, surrender charge periods can range from 0 to 25 years.

We also offer fixed IUL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account values earn credits based on the performance of indexes such as the S&P 500.  These products include Lincoln WealthAdvantage® IUL and Lincoln LifeReserve® IUL Accumulator.

As mentioned previously, we offer survivorship versions of our individual UL and IUL products.  These products insure two lives with a single policy and pay death benefits upon the second death.  These products include Lincoln LifeGuarantee® SUL and Lincoln WealthPreserve® Survivorship IUL.

A UL policy with a secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.  These products include Lincoln LifeGuarantee® UL and Lincoln LifeGuarantee® SUL.    The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different expense charges, cost of insurance charges and credited interest rates.  The parameters for the secondary guarantee requirement are listed in the contract.  As long as the contract holder pays the minimum premium or funds the policy to a level that keeps this calculated reference value positive, the policy is guaranteed to stay in force.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.

Our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals.  Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited.  The length of the guarantee may be increased at any time through additional excess premium deposits.  Reserves on UL products with secondary guarantees represented approximately 30% of total life reserves for the years ended December 31, 2016 and 2015, respectively.

VUL

VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of variable funds offered through the product.    The value of the variable portion of the contract holder’s account is driven by the performance of the underlying variable funds chosen by the contract holder.  As the return on the investment portfolio increases or decreases, the account value of the VUL policy will increase or decrease.  In addition, VUL products offer a fixed account option that is managed by us.  As with fixed UL products, contract holders have access, within contractual maximums, to account values through loans, withdrawals and surrenders.  Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product.  Our single life VUL products include Lincoln AssetEdge® VUL and Lincoln VULONE.  Our COLI products are also VUL-type products.

We also offer survivorship versions of our individual VUL products, Lincoln SVULONE and Lincoln Preservation Edge® SVUL.  These products insure two lives with a single policy and pay death benefits upon the second death.

We offer guaranteed benefit riders with certain of our VUL products, Lincoln VULONE and Lincoln SVULONE.  The ONE rider features offered in 2016 contractually guarantee to the contract holder that upon death, as long as secondary guarantee requirements have been met, the death benefit will be payable even if the account value equals zero.

Linked-Benefit Life Products and Products with Critical Illness Riders

Our linked-benefit life product,  Lincoln MoneyGuard®, combines UL with long-term care insurance through the use of riders.  One type of rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need, reducing the remaining death benefit.  Another rider extends the long-term care insurance benefits for an additional limited period of time if the death benefit is fully accelerated.  Certain policies also provide a reduced death benefit to the contract holder’s beneficiary if the death benefit has been fully accelerated as long-term care benefits during the contract holder’s life.

Some life products provide for critical illness insurance by the use of riders attached to UL, VUL or IUL policies.  These riders allow the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified critical illness condition.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time.  Some of our term life insurance products give the policyholder the option to reduce the death benefit at a future time.  They usually do not offer cash values.  Scheduled policy premiums are required to be paid at least annually. These products include Lincoln TermAccel® Level Term and Lincoln LifeElements® Level Term.

Distribution

The Life Insurance segment’s products are sold through LFD.  LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels:  wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations.  LFD distributes COLI products and services to small- to mid-sized banks and mid- to large-sized corporations, primarily through intermediaries who specialize in one or both of these markets and who are serviced through a network of internal and external LFD sales professionals.

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products.  According to the American Council of Life Insurers (November 2016), the U.S. life insurance industry is made up of over 800 companies with sales and operations across the country.

The Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $1 million of financial assets.  For those individual policies we sold in 2016, the average face amount (excluding MoneyGuard® products) was approximately $1 million and average first year premiums paid were approximately $24,000.  The Life Insurance segment competes primarily on product design, underwriting and issue process and customer service.  In 2016, the Life Insurance segment introduced LincXpress® that allows for streamlined underwriting and new business capabilities.    With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests.  Further, management tracks the turnaround time and quality for various client services such as processing of applications.  Additional competitive factors relevant to the Life Insurance segment include product breadth, speed to market, underwriting and risk management, financial strength ratings and extent of distribution network.

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

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products, including term life, disability,  dental, vision and accident and critical illness benefits and services to the employer marketplace through various forms of employee-paid and employer-paid plans.  Although we sell to employer groups of all sizes, our target market is to employers with at least 100 employees and fewer than 5,000 employees.

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

Absence Management

We offer to manage employers’ family medical and company leave in conjunction with our disability coverage.  The service provides a simple, compliant way to report and manage both leave and disability through a single source with integrated intake, claims management, communications and reporting, along with state of the art self-service capabilities via a mobile application and web portal.

Dental and Vision

We offer a variety of employer-sponsored group dental insurance plans, which cover a portion of the cost of eligible dental procedures for employees and their dependents.  Products offered include indemnity coverage, which does not distinguish benefits based on a dental provider’s participation in a network arrangement, a Preferred Provider Organization (“PPO”) product that does reflect the dental provider’s participation in the PPO network arrangement, including an agreement with network fee schedules, and a Dental Health Maintenance Organization product that limits benefit coverage to a closed panel of network providers.

We offer comprehensive employer-sponsored fully-insured vision plans with a wide range of benefits for protecting employees’ and their covered dependents’ sight and vision health.  All plans provide access to a national network of providers, with in and out-of-network benefits.

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

We offer employer-sponsored group critical illness insurance to employees and their covered dependents.  This product is predominantly purchased on an employee-paid basis.  The coverage provides for lump sum payouts upon the occurrence of one of the specified critical illness benefit triggers covered within a critical illness insurance policy.  This product also includes Lincoln CareCompass®, a package of benefits and services that assists employees and their family members in prevention, early detection and treatment of critical illness events.

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

Underwriting

The Group Protection segment’s underwriters evaluate the risk characteristics of each employer group.  Generally, the relevant characteristics evaluated include employee census information (such as age, gender, income and occupation), employer industry classification, geographic location, benefit design elements and other factors.  The segment employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks.  The segment uses technology to efficiently review, price and issue smaller cases, utilizing its underwriting staff on larger, more complex cases.  Individual underwriting techniques (including evaluation of individual medical history information) may be used on certain covered individuals selecting larger benefit amounts.  For voluntary and other forms of employee paid coverages, minimum participation requirements are used to obtain a better spread of risk and minimize the risk of anti-selection.

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

OTHER OPERATIONS

Other Operations includes the financial data for operations that are not directly related to the business segments.  Other Operations includes investments related to the excess capital in our insurance subsidiaries; corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale to Swiss Re Life & Health America, Inc. (“Swiss Re”) in 2001; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity and insured funding-type of contracts; debt; and strategic digitization expense.  Other Operations also included our investment in media properties that were sold in July 2015, as described above.  For more information on our strategic digitization initiative, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters.”

REINSURANCE

Our reinsurance strategy is designed to protect our insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss.  Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their contract holders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.  Because we bear the risk of nonpayment by one or more of our reinsurers, we primarily cede reinsurance to well-capitalized, highly rated unaffiliated reinsurers.    We also utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These inter-company agreements do not have an effect on our consolidated financial statements.

As of December 31, 2016,  the policy for our reinsurance program was to retain up to $20 million on a single insured life.  As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2016.  As of December 31, 2016, approximately 41% of our total individual life in-force amount is reinsured.

Portions of our deferred annuity business have been reinsured on a modified coinsurance (“Modco”) basis with other companies to limit our exposure associated with fixed and variable annuities.  In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) based on their respective percentage of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances.  For example, we use reinsurance to cover larger life and disability claims in our Group Protection business.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest reinsurance exposure.  The amounts recoverable from reinsurers were $5.3 billion and $5.6 billion as of December 31, 2016 and 2015, respectively, of which $2.1 billion and $2.4 billion  were recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re for the respective periods.

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

For risks related to reserves, see “Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.”

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

As of February 17, 2017, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate us were as follows:

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

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts and business practices of insurers domiciled in their states.  Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).  State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws.  Our captive reinsurance and reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators.  We have not received any material adverse findings resulting from state insurance department examinations of our insurance, reinsurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2016.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time.  Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.  The NAIC has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by virtually all state insurance departments.  Changes in these statutory accounting principles can significantly affect our capital and surplus.  For more information, see “Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.”

The NAIC’s adoption of the new Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies is effective January 1, 2017.  Principles-based reserving will place a greater weight on our past experience and anticipated future experience as well as consider current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  The framework may be phased in over three years and must be applied for all new life insurance policies issued January 1, 2020, and later.  The new reserving approach will not affect reserves for policies in force prior to January 1, 2017.  We plan to initially adopt the new framework in 2017 for primarily our newly issued term business and will phase in the framework prior to January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business.  Additionally, the NAIC through its various committees, task forces and working groups has been evaluating the adequacy of existing NAIC model regulations with a focus on targeted improvements to the statutory reserving and accounting framework for variable annuities.  For more information, see “Item 1A. Risk Factors – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

For more information on statutory reserving and our use of captive reinsurance structures, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Insurance Subsidiaries’ Statutory Capital and Surplus” in the MD&A.

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

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the lesser of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York-domiciled insurance company, is bound by similar restrictions under New York law, with the applicable statutory limitation on dividends equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Commissioner to bring an action to rescind a dividend that violates these standards.  In the event the Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.  For information regarding dividends paid to us during 2016 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A.

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

Category	Name	Description
Asset risk – affiliates	C-0	Risk of assets' default for certain affiliated investments
Asset risk – others	C-1	Risk of assets' default of principal and interest or fluctuation in fair value
Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest rate risk, health credit	C-3	Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to
risk and market risk		providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees
Business risk	C-4	Risk of general business

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

As of December 31, 2016, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves including the issuing of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

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

Swap documentation and processing requirements will change in light of recently-finalized rules for margining uncleared swaps, and the ultimate impact on our derivatives use remains unclear.  The exchange of variation margin in over-the counter trades is already part of our standard practice, but the requirement to post initial margin beginning in 2020 will require us to manage our derivatives trading and the attendant liquidity requirements in ways we continue to evaluate.  Although the newly-adopted rules provide some flexibility in the categories of eligible collateral, it is still possible that we may be required to hold more of our assets in cash and other low-yielding investments in order to satisfy margin requirements.  Documentation requirements attendant to the new margining regime are potentially burdensome and costly.  The new regulations may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but will increase our exposure to central clearinghouses and clearing members with which we transact.  Central clearinghouses and regulators alike continue to evaluate the appropriate allocation of risk in the event of the failure of a clearing member or clearinghouse, and the results of these deliberations may change our use of derivatives in ways we cannot yet determine.  The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.  As implementation of the new regulatory framework continues and the marketplace continues to evolve, the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain.

In addition, the Dodd-Frank Act requires new regulations governing broker-dealers and investment advisers.  In particular, the fiduciary standard rulemaking could potentially have broad implications for how our products are designed and sold in the future.  In January 2011, the Securities and Exchange Commission (“SEC”) released a study on the obligations and standards of conduct of financial professionals, as required under the Dodd-Frank Act.  The SEC staff recommended establishing a uniform fiduciary standard for investment advisers and broker-dealers when providing investment advice about securities, including guidance for principal trading and definitions of the duties of loyalty and care owed to retail customers that would be consistent with the standard that currently applies to investment advisers.  A more uniform fiduciary standard could potentially affect our business in areas including, but not limited to:  design and availability of proprietary products; commission-based compensation arrangements; advertising and other communications; use of finders or solicitors of clients (i.e., business contacts who provide referrals); and continuing education requirements for advisors.

Additional provisions of the Dodd-Frank Act include, among other things, the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to certain corporate governance rules.  The SEC has postponed rule making on a number of these provisions through 2017.  In December 2013, the new Federal Insurance Office established under the Dodd-Frank Act issued a wide-ranging report on the state of insurance regulation in the U.S., together with a series of recommendations on ways to monitor and improve the regulatory environment.  The ultimate impact of these recommendations on our business is undeterminable at this time.

Department of Labor Regulation

On April 8, 2016, the Department of Labor (the “DOL”) released the final Definition of Fiduciary; Conflict of Interest Rule and related prohibited transaction exemptions (the “DOL Fiduciary Rule”), which, when effective, will substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  The DOL Fiduciary Rule provides for a phased implementation of the provisions of this new regulation, the first of which will be effective on April 10, 2017, with full implementation by January 1, 2018.  Under the DOL Fiduciary Rule, the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis will be limited beyond what is allowed under the current law.  As a result, changes to the methods that we use to (i) deliver products and services, and (ii) pay or receive compensation for our investment-related products and services may be required, which may impact sales or margins.  In addition, to the extent that advisors with our affiliated retail broker-dealers (LFN) provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could expose those broker-dealers and their advisors to additional risk of legal liability in connection with that advice, which ultimately impacts us.

As of the date of this filing, President Trump directed the DOL to prepare an updated economic and legal analysis on whether the DOL Fiduciary Rule (i) has harmed or is likely to harm investors due to a reduction of Americans’ access to certain retirement savings offerings, retirement product structures, retirement savings information or related advice, (ii) has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees and (iii) is likely to cause an increase in litigation and an increase in prices that investors or retirees must pay to gain access to retirement services.  This analysis may result in an implementation delay beyond the April 10, 2017, date.

Federal Tax Legislation

Both President Trump and key members of Congress have indicated that comprehensive tax reform is a high priority for the new Administration.  If comprehensive tax reform legislation moves forward, there may be an impact to the life insurance company tax regime.  Current discussions focus on three major changes:  (i) lowering the corporate and individual tax rates and reducing the number of tax brackets, (ii) moving towards a cash-flow based system of taxation for corporations and other businesses, and (iii) reforming the international tax regime by moving to a territorial system of international taxation.  However, none of the proposals being discussed include sufficient detail to understand their full effect.  At this point, it is impossible to predict the likelihood of tax reform in 2017 or beyond, or the enactment of any of the proposals, whether as part of a comprehensive tax reform act or as discrete legislative changes.  We continue to closely monitor developments related to potential changes in the tax law, and assess, when possible, the potential impact to both our earnings and the products we sell.

The uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market, because SSDI benefits are a direct offset to the cost of group disability benefits.  Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015.  As a result, the Social Security Administration’s 2016 Annual Report projects that the SSDI reserves will not be depleted until the third quarter of 2023.

Health Care Reform Legislation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act.  This legislation, as well as subsequent state and federal laws and regulations, includes provisions that provide for additional taxes to help finance the cost of these reforms and substantive changes and additions to health care and related laws, which could potentially impact some of our lines of businesses.

Patriot Act

The USA PATRIOT Act of 2001 includes anti-money laundering and financial transparency laws as well as various regulations applicable to broker-dealers and other financial services companies, including insurance companies.  Financial institutions are required to collect information regarding the identity of their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.  As a result, we are required to maintain certain internal compliance practices, procedures and controls.

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

EMPLOYEES

As of December 31, 2016, we had a total of 9,057 employees.  In addition, we had a total of 1,225 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

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

State Regulation

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business.  The supervision and regulation relate to numerous aspects of our business and financial condition.  The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.  This system of supervision and regulation covers, among other things:

•	Standards of minimum capital requirements and solvency, including RBC measurements;
•	Restrictions on certain transactions, including, but not limited to, reinsurance between our insurance subsidiaries and their affiliates;
•	Restrictions on the nature, quality and concentration of investments;
•	Restrictions on the receipt of reinsurance credit;
•	Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	Limitations on the amount of dividends that insurance subsidiaries can pay;
•	Licensing status of the company;
•	Certain required methods of accounting pursuant to statutory accounting principles (“SAP”);
•	Reserves for unearned premiums, losses and other purposes;
•	Payment of policy benefits (claims); and
•

Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products.  Changes in these laws and regulations, or in interpretations thereof, sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.  For example, the NAIC is currently considering changes to the accounting and reserve regulations related to variable annuity business.

Although we endeavor to maintain all required licenses and approvals our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2016, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG38”) clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and a portion of our newly issued UL insurance products are affected by XXX and AG38.  The application of both AG38 and XXX involve numerous interpretations.  If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies.  The New York State Department of Financial Services does not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted our New York-domiciled insurance subsidiary, LLANY.  Although

LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves in 2013 at $90 million per year over five years, with the final increase in reserves occurring in 2017.  As of December 31, 2016, we had increased reserves by $360 million.  In April 2016, LLANY entered into a third-party reinsurance arrangement primarily covering UL policies containing secondary guarantees issued between 2002 through 2014 that mitigates the financial impact of the increase of the aforementioned reserves.

We have implemented, and plan to continue to implement, reinsurance and capital management transactions to mitigate the capital impact of XXX and AG38, including the use of captive reinsurance subsidiaries.  The NAIC adopted Actuarial Guideline 48 (“AG48”) regulating the terms of these arrangements that are entered into or amended in certain ways after December 31, 2014.  This guideline imposed restrictions on the types of assets that can be used to support the reinsurance in these kinds of transactions.  While we have executed an AG48 compliant reserve financing transaction, we cannot provide assurance that in light of AG48 and/or future rules and regulations that we will be able to continue to efficiently implement transactions or take other actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products.  If we are unable to continue to efficiently implement such solutions for any reason, we may realize lower than anticipated returns and/or reduced sales on such products.

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

On April 8, 2016, the DOL released the DOL Fiduciary Rule, which, when effective, will substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code.  The DOL Fiduciary Rule provides for a phased implementation of the provisions of this new regulation, the first of which will be effective on April 10, 2017, with full implementation by January 1, 2018.  Under the DOL Fiduciary Rule, the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis will be limited beyond what is allowed under the current law.  As a result, changes to the methods that we use to (i) deliver products and services, and (ii) pay and receive compensation for our investment-related products and services may be required, which may impact sales or margins.  In addition, to the extent that advisors with our affiliated retail broker-dealers (LFN) provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could expose those broker-dealers and their advisors to additional risk of legal liability in connection with that advice, which ultimately impacts us.

As of the date of this filing, President Trump directed the DOL to prepare an updated economic and legal analysis on whether the DOL Fiduciary Rule (i) has harmed or is likely to harm investors due to a reduction of Americans’ access to certain retirement savings offerings, retirement product structures, retirement savings information or related advice, (ii) has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees and (iii) is likely to cause an increase in litigation and an increase in prices that investors or retirees must pay to gain access to retirement services.  This analysis may result in an implementation delay beyond the April 10, 2017, date.

Changes in U.S. federal income tax law could impact our tax costs and the products that we sell.

Changes to the Internal Revenue Code, the issuance of administrative rulings or court decisions could increase our effective tax rate, make our products less desirable and lower our net income on both a statutory accounting and GAAP basis.  For example, the Republican members of the House Ways and Means Committee released “A Better Way, Our Vision for a Confident America” on June 24, 2016, which provides an outline for comprehensive tax reform.  While, at this point, we cannot predict the likelihood of tax reform occurring in 2017 or beyond, both President Trump and key members of Congress have indicated that comprehensive tax reform is a high priority for the new Administration.  If comprehensive tax reform legislation moves forward, there may be an impact to the life insurance company tax regime.

Current discussions focus on three major changes:  (i) lowering the corporate and individual tax rates and reducing the number of tax brackets, (ii) moving towards a cash-flow based system of taxation for corporations and other businesses and (iii) reforming the international tax regime by moving to a territorial system of international taxation.  However, none of the proposals being discussed include sufficient detail to understand their full effect.   Based on the detail that has been provided, these proposals could, among other things, change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends-received deduction.  The dividends-received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%.  Our income tax provision for the year ended December 31, 2016, included a tax benefit for the separate account dividends-received deduction benefit of $182 million relating to the 2016 tax year.

In addition, should the current proposals move forward, they could change the manner in which we deduct policy acquisition expenses, impose limitations on the deductibility of interest expense and the availability of net operating loss deductions and repeal the corporate Alternative Minimum Tax.  These and other changes have been proposed in the context of tax simplification and as part of a plan to reduce the statutory corporate tax rate from a current rate of 35% to a rate of 20%.  At this point, it is impossible to predict the enactment of any of the proposals, whether as part of a comprehensive tax reform act or as discrete legislative changes.  We continue to closely monitor developments related to potential changes in the tax law and assess, when possible, the potential impact to both our earnings and the products we sell.

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

The Dodd-Frank Act requires significant rulemaking across numerous agencies within the federal government, some of which has been implemented.  The implementation of newly-adopted rules will continue throughout 2017, as will the rulemaking process.  The ultimate impact of these provisions on our businesses (including product offerings), results of operations and liquidity and capital resources is currently indeterminable.

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

Specifically, the FASB is working on a project that could result in significant changes to how we account for and report our insurance contracts and deferred acquisition costs (“DAC”).  Depending on the magnitude of the changes ultimately adopted by the FASB, the proposed changes to GAAP may impose special demands on issuers in the areas of employee training, internal controls, contract fulfillment and disclosure and may affect how we manage our business, as it may affect other business processes such as design of compensation plans, product design, etc.  The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively.  In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented.

Our domestic insurance subsidiaries are subject to SAP.  Any changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.

The NAIC continues to review the statutory accounting and capital requirements for variable annuities for potential changes with assistance from Oliver Wyman.  Additional testing of these potential changes is expected to occur during 2017.  Once any changes are finalized by the NAIC, the resulting new variable annuity framework could result in changes in reserve and/or capital requirements and statutory surplus and could impact the volatility of those item(s).

The NAIC is evaluating changes to the C-1 (asset default) capital charges used in the NAIC RBC formula.  Once any changes are finalized by the NAIC, it may impact the level of the C-1 related RBC we are required to hold.

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

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease.  As of December 31, 2016, 41% of our annuities business, 88% of our retirement plan services business and 95% of our life insurance business with guaranteed minimum interest or crediting rates are at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business.  Currently, new money rates continue to be at historically low levels.  The Federal Reserve Board forecasts point toward short-term rates likely moving above 1% at the end of 2017.  For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.  If we had unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2016, we would have recorded favorable unlocking of approximately $110 million, pre-tax, for our Annuities segment and approximately $20 million, pre-tax, for our Retirement Plan Services and Life Insurance segments, respectively.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

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

We are a holding company and we have no direct operations.  Our principal asset is the capital stock of our insurance subsidiaries.  Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders, repurchase our securities and pay corporate expenses depends primarily on the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including LNL, our primary insurance subsidiary, may pay dividends to us without prior approval of the Commissioner up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, exceed the statutory limitation.  The current Indiana statutory limitation is the lesser of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner, or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.

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

We have a $2.5 billion unsecured facility, which expires on June 30, 2021.  We also have other facilities that we enter into in the ordinary course of business.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” in the MD&A and Note 12.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  As of December 31, 2016, we had a total of $2.3 billion of goodwill on our Consolidated Balance Sheets.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, mergers and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  Subsequent reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries.

In January 2017, the FASB issued amendments to the goodwill impairment accounting guidance.  For more information regarding this new accounting standard, see “ASU 2017-04, Simplifying the Test for Goodwill Impairment” in Note 2.

For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 10.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2016, we had a deferred tax asset of $1.8 billion.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding change to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred, and the amortized cost is written down to the estimated recovery value with a corresponding change to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in other comprehensive income (loss) (“OCI”) to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.

In June 2016, the FASB issued amendments to the accounting guidance for measuring credit losses on financial instruments.  For more information regarding the new accounting standard, see “ASU 2016-13, Measurement of Credit Losses on Financial Instruments” in Note 2.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2016, we ceded $288.0 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.  As of December 31, 2016, we had $5.3 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $2.1 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $2.6 billion as of December 31, 2016.  Furthermore, we hold trading securities to support the $495 million of funds withheld liabilities related to the Swiss Re treaties for which we would have the right of offset to the corresponding reinsurance receivables in the event of a default by Swiss Re.

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

Our information systems are critical to the operation of our business.  We collect, process, maintain, retain and distribute large amounts of personal financial and health information and other confidential and sensitive data about our customers in the ordinary course of our business.  Our business therefore depends on our customers’ willingness to entrust us with their personal information.  Any failure, interruption or breach in security could result in disruptions to our critical systems and adversely affect our customer relationships.  Although hackers have attempted and continue to try to infiltrate our computer systems, to date, we have not had a material security breach.  While we employ a robust and tested information security program, given the increasing sophistication of cyberattacks, a cyberattack could occur and persist for an extended period of time without detection.  There can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated.

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.  In addition, in the event that a significant number of our managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised.  These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

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

As of December 31, 2016, we had approximately $1.2 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2016, we held statutory reserves of $5.9 billion.  These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves.  Under the LNL reinsurance arrangement, we held approximately $3.5 billion of statutory reserves.  LNL must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves.  Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.6 billion of statutory reserves as of December 31, 2016.  LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other LLANY arrangements, by which we established $761 million of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves.  As of December 31, 2016, LNL’s and LLANY’s RBC ratios exceeded the required ratio.  See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 25% of the carrying value of our total cash and invested assets as of December 31, 2016.

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

Defaults on our mortgage loans and write-downs of mortgage equity may adversely affect our profitability.

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
•

Fixed maturity and equity securities designated as trading securities are recorded at fair value with subsequent changes in fair value recognized in realized gain (loss).  However, in certain cases, the trading securities support reinsurance arrangements.  In those cases, offsetting the changes to fair value of the trading securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.  In other words, the investment results for the trading securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.  These types of securities represent 46% of our trading securities;

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2016, LNC and our subsidiaries owned or leased approximately 2.7 million square feet of office and other space.  We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania, which includes space for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment.  We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, and 0.1 million square feet of office space in Atlanta, Georgia, primarily for our Group Protection segment.  An additional 0.4 million square feet of office space is owned or leased in other U.S. cities for branch offices.  As provided in Note 13, the rental expense on operating leases for office space and equipment was $44 million for 2016.  This discussion regarding properties does not include information on field offices and investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.   Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 17, 2017, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	67	President, Chief Executive Officer and Director (since July 2007). President, Chief Operating Officer and Director (April 2006 - July 2007).

Lisa M. Buckingham	51	Executive Vice President, Chief Human Resources Officer (since March 2011). Senior Vice President, Chief Human Resources Officer (December 2008 - March 2011).

Ellen Cooper	52	Executive Vice President and Chief Investment Officer (since August 2012). Managing Director, Goldman Sachs Asset Management, an asset management firm (July 2008 - August 2012).

Randal J. Freitag	54

Executive Vice President and Chief Financial Officer (since January 2011).  Senior Vice President, Chief Risk Officer (2007 - December 2010).  Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).

Wilford H. Fuller	46

President, Annuity Solutions (since March 2015).  President, Lincoln Financial Network (2) (since October 2012).  Executive Vice President (since March 2011).  President and CEO, Lincoln Financial Distributors (2) (since February 2009).

Kirkland L. Hicks	45

Executive Vice President and General Counsel (since December 2015).  Vice President, General Counsel and Secretary, Towers Watson (November 2012 - November 2015).  Chair, Diversity and Inclusion Counsel for the Americas, Towers Watson (July 2011 - October 2012).  Managing Counsel-Commercial, Americas, Towers Watson (January 2010 - November 2012).

Mark E. Konen	57	President, Insurance and Retirement Solutions (since July 2008 and February 2009, respectively). Executive Vice President (since March 2011). President, Individual Markets (April 2006 - July 2008).

Kenneth S. Solon	56

Executive Vice President, Chief Information Officer and Head of Administrative Services (since January 2016).  Senior Vice President, Head of Technology (March 2015 - December 2015).  Senior Vice President, Head of Shared Services and Technology (January 2010 - March 2015).

(1)Age shown is based on the officer’s age as of February 17, 2017.

(2)Denotes an affiliate of LNC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC.  As of February 17, 2017, the number of shareholders of record of our common stock was 7,170.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data,” as well as in “Part I – Item 1. Business – Regulatory – Insurance Regulation – Restrictions on Subsidiaries’ Dividends and Other Payments.”  The following presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2016
High	$49.51	$46.69	$48.48	$69.49
Low	30.39	35.27	36.00	46.62
Dividend declared	0.25	0.25	0.25	0.29

2015
High	$60.84	$62.08	$61.20	$57.54
Low	49.83	55.75	45.77	45.56
Dividend declared	0.20	0.20	0.20	0.25

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2016 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
10/1/16 – 10/31/16	-	$-	-	$691

11/1/16 – 11/30/16	2,155,767	61.51	2,155,767	558

12/1/16 – 12/31/16	1,079,300	65.86	1,079,300	78

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended December 31, 2016, there were 3,235,067 shares purchased as part of publicly announced plans or programs.

(2)

On May 26, 2016, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of December 31, 2016, our remaining security repurchase authorization was $78 million, which reflects the purchases of common stock shown in the table above and the repurchase of a portion of our outstanding debt securities pursuant to our debt tender offer commenced on December 5, 2016.  On January 24, 2017, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Total revenues	$13,330	$13,572	$13,554	$11,969	$11,535
Income (loss) from continuing operations	1,192	1,154	1,514	1,244	1,286
Net income (loss)	1,192	1,154	1,515	1,244	1,313
Per share data: (1)(2)
Income (loss) from continuing operations – basic	5.09	4.60	5.81	4.68	4.58
Income (loss) from continuing operations – diluted	5.03	4.51	5.67	4.52	4.47
Net income (loss) – basic	5.09	4.60	5.81	4.68	4.68
Net income (loss) – diluted	5.03	4.51	5.67	4.52	4.56
Common stock dividends	1.040	0.850	0.680	0.520	0.360

	As of December 31,
	2016	2015	2014	2013	2012
Assets (3)	$261,627	$251,908	$253,348	$236,912	$218,837
Long-term debt:
Principal	5,123	5,323	5,023	5,273	5,173
Unamortized premiums (discounts), unamortized
debt issuance costs and fair value hedge
on interest rate swap agreements (3)	222	230	218	14	234
Stockholders’ equity	14,478	13,617	15,740	13,452	14,973
Per common share data: (1)
Stockholders’ equity, including
accumulated other comprehensive income (loss) (4)	63.97	55.84	61.35	51.17	55.14
Stockholders’ equity, excluding
accumulated other comprehensive income (loss) (4)	57.05	52.38	49.29	45.23	41.11
Market value of common stock	66.27	50.26	57.67	51.62	25.90

(1)

Per share amounts were affected by the retirement of 19.3 million, 16.0 million, 12.5 million, 12.0 million and 20.5 million shares of common stock during the years ended December 31, 2016,  2015,  2014,  2013 and 2012, respectively.

(2)

To arrive at diluted earnings per share, if the effect of equity classification would result in a more dilutive earnings per share, we adjust the numerator used in the calculation of our diluted earnings per share to remove the mark-to-market adjustment for deferred units of LNC stock in our deferred compensation plans, which amounted to $4 million and $(4) million for the years ending December 31, 2015 and 2014, respectively.

(3)	Prior year amounts have been restated in accordance with Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. For more information, see Note 2.
(4)	Per share amounts are calculated under the assumption that our prior Series A preferred stock has been converted to common stock. The Series A preferred stock has been redeemed.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2016, compared with December 31, 2015, and the results of operations in 2016 and 2015, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

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

•

Uncertainty about the effect of continuing promulgation and implementation of rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act on us and the economy, and financial services sector in particular;

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

•	The unanticipated loss of key management, financial planners or wholesalers.

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

Although improvements in the labor and inflation market conditions occurred during 2016,  concerns about the tightening of U.S. monetary policy and its impact on growth and credit market fundamentals remain.    The Federal Reserve’s forecast for 2017, as reported in December of 2016, indicated that economic activity will grow at an approximate rate of 2% over the next year, labor market indicators will remain firm and inflation will begin to near its target of 2%.  Additionally, the Federal Reserve increased the Federal Funds Target Rate by 25 basis points in December 2016 for the second time in the past year and indicated that any future rate increases would be gradual and data dependent.

Regulatory Environment

U.S.-domiciled insurance entities are regulated at the state level, while certain products and services are also subject to federal regulation. Regulators may refine capital requirements and introduce new reserving standards for the life insurance industry.  For example, the National Association of Insurance Commissioner’s (“NAIC”) adoption of the new Valuation Manual that defines principles-based reserving for newly issued life insurance policies is effective January 1, 2017.  Principles-based reserving will place a greater weight on our past experience and anticipated future experience as well as consider current economic conditions in calculating life insurance product (i.e., term and UL) reserves in accordance with statutory accounting principles.  Regulations recently adopted or currently under review can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry.  Recently, there has been significant focus on the DOL’s final fiduciary advice regulation released April 8, 2016, which has the potential of requiring us to change the way we deliver products and services and could impact the sales or margins of some of our products, especially variable and fixed indexed annuities.  We believe that we can, if necessary, reallocate capital to share buybacks to blunt the near-term effect on earnings per share if there is a sales disruption.  See “Part I – Item 1. Business – Regulatory” for a discussion of the potential effects of regulatory changes on our industry.

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

Significant Operational Matters

Strategic Digitization Initiative

We continue to make strategic investments in our businesses to grow revenues, further spur productivity and improve our efficiency and service to our customers.  These efforts include an enterprise-wide digitization initiative that intends to significantly enhance our customer experience and provide operational efficiencies over time to meet evolving consumer preferences and marketplace shifts.  We expect to incur annual net costs of approximately $40 million, pre-tax, in Other Operations, during the first two years of this initiative.  We expect our digitization initiative will provide an opportunity for meaningful cost savings over the next four to five years.

Targeted Annual Operating Earnings Per Share Growth

Growth in operating earnings per share (“EPS”) is a key driver of our long-term performance.  We believe that the key drivers to growing our operating EPS over time include:

•	Generating positive net flows through our product development and distribution;
•	Expense discipline, driving improvement in operating margins;
•	Capital markets performing in-line with our expectations; and
•	Capital generation and active capital deployment, consisting of returning capital to common stockholders

Sources of Earnings

We monitor our sources of earnings as a factor in managing our businesses.  This information may be useful in assessing our risk profile and cost of capital.  We continue to focus on achieving our long-term goal of increasing mortality and morbidity margins.  Growth in this source of earnings component could be driven by a number of factors, including, but not limited to, pricing actions on our life and group non-medical products and acquiring blocks of mortality/morbidity business.  The following table presents the sources of earnings components of income (loss) from operations, before income taxes, excluding Other Operations:

	For the Years Ended December 31,
	2016	2015	2014
Investment spread (1)	32.0%	32.1%	33.6%
Mortality/morbidity (2)	23.0%	16.9%	22.8%
Fees on AUM (3)	38.8%	45.3%	36.5%
VA riders (4)	6.2%	5.7%	7.1%
Total	100.0%	100.0%	100.0%

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

Interest Rate Risk

Because the profitability of our business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability.  Changes in interest rates may impact both our profitability from spread businesses and our return on invested capital.  Thus, low interest rates negatively impact margins while rapidly rising interest rates can result in increased surrenders.  Gradually rising interest rates are likely to be beneficial to our profitability.  Some of our products, principally our fixed annuities and UL, including IUL and linked-benefit UL, have interest rate guarantees that expose us to the risk that changes in interest rates or prolonged low interest rates will reduce our spread, or the difference between the interest that we are required to credit to contracts and the yields that we are able to earn on our general account investments supporting our obligations under the contracts.

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

Variable Annuity Hedge Program Performance

We offer variable annuity products with living benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Derivatives – GLB,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the guaranteed living benefit (“GLB”) embedded derivatives and benefit ratio unlocking in certain of our variable annuity products.  The income statement effect due to the change in fair value of these instruments tends to move in the opposite direction of the change in embedded derivative reserves and benefit ratio unlocking.  We also use derivative instruments to hedge the income statement effect in the opposite direction of the GLB benefit ratio unlocking for movements in equity markets.  These results are excluded from the Annuities and Retirement Plan Services segments’ operating revenues and income (loss) from operations (see Note 21).  See “Realized Gain (Loss)

and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below for information on our methodology for calculating the non-performance risk (“NPR”), which affects the discount rate used in the calculation of the GLB embedded derivative reserves.

We also offer variable annuity products with death benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – GDB,” we use derivative instruments to hedge the income statement effect of the guaranteed death benefit (“GDB”) benefit ratio unlocking for movements in equity markets.  These results are excluded from income (loss) from operations (see Note 21).

The costs of derivative instruments that we use to hedge these variable annuity products may increase as a result of the low interest rate environment.

Earnings from Account Values

The Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  Account values increased $9.8 billion during 2016 driven primarily by an increase in equity markets and positive net flows.

Issues and Outlook

Going into 2017, significant issues include:

•

Ongoing actions by government and regulatory authorities to introduce regulations or change existing regulations or guidance, such as the DOL fiduciary advice regulation discussed above, in a manner that could have a significant effect on our capital, earnings and/or business models;

•	Overall market uncertainty and evolving market trends that have impacted sales of variable annuities; and
•	Volatility in the capital markets that could include changes in equity markets and interest rates and/or adverse credit market conditions.

In the face of these uncertainties, we expect to focus on the following:

•	Continuing to make investments in our businesses, primarily in technology/digitization, product innovation and distribution, to grow revenues, drive margin expansion and reduce costs;
•

Utilizing our product development and distribution resources to help us respond to regulatory changes, such as the DOL fiduciary advice regulation discussed above, and to shift our new business mix to focus on products in line with our long-term growth strategies;

•	Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;
•

Closely monitoring our capital and liquidity positions taking into account changing economic conditions and monetary policy, ongoing regulatory activities regarding statutory reserves, including the adoption of principles-based reserving, and captive structures, and our capital deployment strategy;

•

Continuing to explore additional financing strategies addressing the statutory reserve strain related to our term products and UL products containing secondary guarantees in order to manage our capital position effectively;

•	Maintaining the flexibility to adjust the risk profile of assets within our investment portfolio; and
•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations.

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

In addition, the following indirect costs are considered non-deferrable acquisition costs and must be charged to expense in the period incurred:

•	Administrative costs;
•	Rent;
•	Depreciation;
•	Occupancy costs;
•	Equipment costs (including data processing equipment dedicated to acquiring insurance contracts);
•	Trail commissions; and
•	Other general overhead.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2016, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$3,742	$249	$6,505	$191	$10,687
Unrealized (gain) loss	(145)	(48)	(1,360)	-	(1,553)
Carrying value	$3,597	$201	$5,145	$191	$9,134

DSI
Gross	$230	$5	$23	$-	$258
Unrealized (gain) loss	(15)	-	-	-	(15)
Carrying value	$215	$5	$23	$-	$243

DFEL
Gross	$276	$-	$2,305	$-	$2,581
Unrealized (gain) loss	(1)	-	(706)	-	(707)
Carrying value	$275	$-	$1,599	$-	$1,874

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

Amortization

DAC for variable annuity and deferred fixed annuity contracts and UL and VUL policies is amortized over the lives of the contracts in relation to the incidence of EGPs derived from the contracts.  Certain broker commissions or broker-dealer expenses that vary with and are related to sales of mutual fund products, respectively, are expensed as incurred rather than deferred and amortized.  For our traditional products, we amortize deferrable acquisition costs either on a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.

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

For illustrative purposes, the following generally presents the hypothetical effects to net income (loss) attributable to changes in certain assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
Effect to
Change in Assumption	Net Income (Loss)	Description of Expected Effect
Higher equity markets	Favorable	Increase to fee income and decrease to changes in reserves.

Lower equity markets	Unfavorable	Decrease to fee income and increase to changes in reserves.

Higher investment margins	Favorable	Increase to interest rate spread on our fixed product line, including fixed portion of variable.

Lower investment margins	Unfavorable	Decrease to interest rate spread on our fixed product line, including fixed portion of variable.

Higher lapses	Unfavorable	Decrease to fee income, partially offset by decrease to benefits due to shorter contract life.

Lower lapses	Favorable	Increase to fee income, partially offset by increase to benefits due to longer contract life.

Unfavorable mortality	Unfavorable	Decrease to fee income and increase to changes in reserves due to shorter contract life.

Favorable mortality	Favorable	Increase to fee income and decrease to changes in reserves due to longer contract life.

Details underlying the effect to income (loss) from continuing operations from unlocking (in millions) were as follows:

	For the Years Ended December 31,				Change Over Prior Year
	2016	2015	2014		2016	2015
Income (loss) from operations:
Annuities	$(10)	$4		$15	NM	-73%
Retirement Plan Services	(2)	2		1	NM	100%
Life Insurance	14	(117)		(16)	112%	NM
Excluded realized gain (loss)	48	33	58	38	45%	-13%
Income (loss) from continuing operations	$50	$(78)		$38	164%	NM

Unlocking was driven primarily by the following:

2016

•	For Annuities, we modified our capital markets and interest rate assumptions and other items, partially offset by modifying our policyholder behavior assumptions.
•	For Retirement Plan Services, we modified our policyholder behavior, capital markets and interest rate assumptions, partially offset by modifying other items.
•	For Life Insurance, we modified certain in-force policy charges, maintenance expense assumptions and other items, partially offset by updating our interest rate and mortality assumptions.
•	For excluded realized gain (loss), we modified our policyholder behavior and capital markets assumptions, partially offset by modifying other items.

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 2% followed by growth going forward of 6.5% to 8.25% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of December 31, 2016, we would have recorded a favorable unlocking of approximately $110 million, pre-tax, for Annuities and approximately $20 million, pre-tax, for Retirement Plan Services and Life Insurance, respectively.

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

The following summarizes our AFS and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2016:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$733	$75,940	$-	$76,673
Priced by independent broker quotations	-	-	925	925
Priced by matrices	-	12,195	-	12,195
Priced by other methods (1)	-	-	1,927	1,927
Total	$733	$88,135	$2,852	$91,720

Percent of total	1%	96%	3%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our AFS fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2016 and 2015, see Notes 1 and 20.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active.  Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread.  As of December 31, 2016, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of December 31, 2016, we used broker quotes for 24 securities as our final price source, representing less than 1% of total securities owned.

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

GLB

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market-implied volatilities associated with the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature and our i4LIFE® Advantage and 4LATER® Advantage guaranteed income benefit (“GIB”) features that are available in our variable annuity products.  We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER®, Lincoln Lifetime IncomeSM Advantage and Lincoln Market SelectSM Advantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits.

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

Within our individual annuity business, 66% of our variable annuity account values contained GLB features as of December 31, 2016.    Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of December 31, 2016 and 2015, 11% and 10%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2016 and 2015, was $718 million and $603 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $718 million, net of reinsurance.  Our fair value estimates of the GLB embedded derivatives, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GLB embedded derivatives are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 49 million scenarios.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market-consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality, risk margins, maintenance expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.    For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to net income, which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of December 31, 2016, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(113)	$(24)	$(4)	$(10)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(21)	$(7)	$-	$(7)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$4	$1	$-	$1

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In
	Equity	Interest	Market
	Market	Rate	Implied
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(12)
Scenario 2	-10%	-25.0 bps	+2%	(50)
Scenario 3	-20%	-50.0 bps	+4%	(208)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of December 31, 2016, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

Standard & Poor’s 500 Index® Benefits

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”).  Contract holders may elect to rebalance among the various accounts within the product at renewal dates, either annually or biannually.  At the end of each 1-year or 2-year indexed term, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees.  We purchase S&P 500 options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods.  These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates.  Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  For information on our S&P 500 benefits hedging results, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

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

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed at least annually by us as of October 1 for indications of value impairment, with consideration given to financial performance and other relevant factors.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  We perform a two-step test in our evaluation of the carrying value of goodwill for each of our reporting units.  The results of one test on one reporting unit cannot subsidize the results of another reporting unit.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required.  In Step 2, the implied fair value of goodwill is determined for the reporting unit.  The reporting unit’s fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value.

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

Refer to Note 10 of our consolidated financial statements for goodwill and specifically identifiable intangible assets by segment.  All of the discussion that follows represents our analysis as of October 1, 2016.

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

For example, unfavorable changes to assumptions as compared to our October 1, 2016, analysis or factors that could result in impairment include, but are not limited to, the following:

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

In January 2017, the FASB issued amendments to the goodwill impairment accounting guidance.  For more information regarding this new accounting standard, see “ASU 2017-04, Simplifying the Test for Goodwill Impairment” in Note 2.

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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Net Income (Loss)
Income (loss) from operations:
Annuities	$935	$996	$925	-6%	8%
Retirement Plan Services	127	140	160	-9%	-13%
Life Insurance	515	370	612	39%	-40%
Group Protection	65	43	23	51%	87%
Other Operations	(102)	(154)	(109)	34%	-41%
Excluded realized gain (loss), after-tax	(337)	(214)	(106)	-57%	NM
Gain (loss) on early extinguishment of debt, after-tax	(41)	-	-	NM	NM
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	2	2	2	0%	0%
Benefit ratio unlocking, after-tax	28	(29)	7	197%	NM
Income (loss) from continuing operations, after-tax	1,192	1,154	1,514	3%	-24%
Income (loss) from discontinued operations, after-tax	-	-	1	NM	-100%
Net income (loss)	$1,192	$1,154	$1,515	3%	-24%

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Deposits
Annuities	$8,214	$12,693	$13,779	-35%	-8%
Retirement Plan Services	7,657	7,545	7,515	1%	0%
Life Insurance	5,768	5,597	5,332	3%	5%
Total deposits	$21,639	$25,835	$26,626	-16%	-3%

Net Flows
Annuities	$(2,286)	$1,564	$2,645	NM	-41%
Retirement Plan Services	565	452	(881)	25%	151%
Life Insurance	4,119	4,005	3,777	3%	6%
Total net flows	$2,398	$6,021	$5,541	-60%	9%

	As of December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Account Values
Annuities	$124,905	$121,596	$122,041	3%	0%
Retirement Plan Services	58,434	54,100	53,539	8%	1%
Life Insurance	45,789	43,669	42,213	5%	3%
Total account values	$229,128	$219,365	$217,793	4%	1%

Comparison of 2016 to 2015

Net income increased due primarily to the following:

•	Growth in business in force and average account values.
•	The effect of unlocking.
•	Higher legal expenses during 2015.
•	Gains on the mark-to-market on certain investments.
•	More favorable total non-medical loss ratio experience in our Group Protection segment.

The increase in net income was partially offset by the following:

•	Higher realized losses driven by asset disposals and an increase in OTTI attributable to individual credit risks within our corporate bond holdings.
•	Higher losses on variable annuity net derivative results.
•	Loss on early extinguishment of debt.
•	Higher legal expenses related to certain investments.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Comparison of 2015 to 2014

Net income decreased due primarily to the following:

•	The effect of unlocking primarily in the Life Insurance segment.
•	Higher benefits due to unfavorable mortality during the first half of 2015 and growth of business in force in our Life Insurance segment.
•	Realized losses during 2015 due primarily to the impact of volatile capital markets on our hedge program.
•	The recapture of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer during 2014.
•	Higher legal expenses in 2015.
•	Less favorable investment income on alternative investments and lower prepayment and bond make-whole premiums.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in average account values and business in force.
•	Realized loss in 2014 related to the sale of Lincoln Financial Media Company (“LFM”).
•	More favorable total non-medical loss ratio experience in our Group Protection segment.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Operating Revenues
Insurance premiums (1)	$331	$418	$174	-21%	140%
Fee income	2,068	2,077	1,960	0%	6%
Net investment income	1,033	1,004	1,033	3%	-3%
Operating realized gain (loss) (2)	178	176	161	1%	9%
Other revenues (3)	423	445	418	-5%	6%
Total operating revenues	4,033	4,120	3,746	-2%	10%
Operating Expenses
Interest credited	580	551	610	5%	-10%
Benefits (1)	597	652	359	-8%	82%
Commissions and other expenses	1,679	1,659	1,614	1%	3%
Total operating expenses	2,856	2,862	2,583	0%	11%
Income (loss) from operations before taxes	1,177	1,258	1,163	-6%	8%
Federal income tax expense (benefit)	242	262	238	-8%	10%
Income (loss) from operations	$935	$996	$925	-6%	8%

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Higher commissions and other expenses due to the effect of unlocking and higher asset-based commission rates resulting in higher trail commissions, partially offset by lower incentive compensation as a result of production performance.

•	Lower fee income driven by lower average daily variable account values as a result of lower average equity markets and negative net flows, partially offset by the effect of unlocking.

The decrease in income from operations was partially offset primarily by lower benefits attributable to the effect of unlocking, partially offset by an increase in the growth in benefit reserves due to equity market performance.

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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  In 2016, 30% of our variable annuity deposits were on products without GLB riders, compared to 28% and 23% in 2015 and 2014, respectively.  As a result of market uncertainty and evolving market trends, our variable annuity deposits during 2016 were significantly lower compared to 2015 and 2014 resulting in negative net flows.  We expect this trend to continue into 2017.  Our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), entered into a coinsurance treaty covering new sales of its variable annuity GLB product from November 1, 2013, through December 31, 2016.  LNL utilized $8.5 billion of reinsurance capacity and retains 100% of the product cash flows, excluding the living benefit guarantee.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 8%, 9% and 9% in 2016, 2015 and 2014, respectively.

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

On April 8, 2016, the DOL released the final fiduciary advice regulation that provides for a phased implementation, the first of which will be effective April 10, 2017, with full implementation by January 1, 2018.  Recently, President Trump signed an executive order that may result in an implementation delay beyond the April 10, 2017, date.  For information about regulatory risk including the impact of the DOL regulation, see “Part I – Item 1A. Risk Factors – Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Fee Income
Mortality, expense and other assessments	$2,038	$2,055	$1,937	-1%	6%
Surrender charges	31	29	28	7%	4%
DFEL:
Deferrals	(38)	(38)	(34)	0%	-12%
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	30	28	31	7%	-10%
Unlocking	7	3	(2)	133%	250%
Total fee income	$2,068	$2,077	$1,960	0%	6%

	As of or For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Variable Account Value Information
Variable annuity deposits (1)	$4,456	$7,804	$9,775	-43%	-20%
Increases (decreases) in variable annuity account values:
Net flows (1)	(3,927)	(1,089)	755	NM	NM
Change in market value (1)	4,880	(2,698)	3,449	281%	NM
Transfers to the variable portion of variable annuity
products from the fixed portion of variable annuity
products	2,053	2,867	2,796	-28%	3%
Variable annuity account values (1)	102,914	99,908	100,823	3%	-1%
Average daily variable annuity account values (1)	100,636	102,275	97,694	-2%	5%
Average daily S&P 500 (2)	2,094	2,061	1,931	2%	7%

(1)	Excludes the fixed portion of variable.
(2)

We generally use the S&P 500 index as a benchmark for the performance of our variable account values.  The account values of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 index performance.  See Note 11 for additional information.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Net Investment Income
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	$850	$829	$852	3%	-3%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	29	30	32	-3%	-6%
Surplus investments (2)	154	145	149	6%	-3%
Total net investment income	$1,033	$1,004	$1,033	3%	-3%

Interest Credited
Amount provided to contract holders	$562	$543	$581	3%	-7%
DSI deferrals	(14)	(21)	(6)	33%	NM
Interest credited before DSI amortization	548	522	575	5%	-9%
DSI amortization:
Amortization, excluding unlocking	30	31	37	-3%	-16%
Unlocking	2	(2)	(2)	200%	0%
Total interest credited	$580	$551	$610	5%	-10%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2016	2015	2014	2016	2015
Interest Rate Spread
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.03%	4.18%	4.44%	(15)	(26)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.14%	0.15%	0.17%	(1)	(2)
Net investment income yield on reserves	4.17%	4.33%	4.61%	(16)	(28)
Interest rate credited to contract holders	2.68%	2.57%	2.79%	11	(22)
Interest rate spread	1.49%	1.76%	1.82%	(27)	(6)

	As of or For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Fixed Account Value Information
Fixed annuity deposits (1)	$3,758	$4,889	$4,004	-23%	22%
Increases (decreases) in fixed annuity account values:
Net flows (1)	1,641	2,653	1,890	-38%	40%
Transfers from the fixed portion of variable annuity
products to the variable portion of variable annuity
products	(2,053)	(2,867)	(2,796)	28%	-3%
Reinvested interest credited (1)	654	603	782	8%	-23%
Fixed annuity account values (1)	21,991	21,688	21,218	1%	2%
Average fixed account values (1)	21,888	21,295	21,294	3%	0%
Average invested assets on reserves	21,178	19,865	19,198	7%	3%

(1)	Includes the fixed portion of variable.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Benefits
Net death and other benefits, excluding unlocking	$594	$614	$345	-3%	78%
Unlocking	3	38	14	-92%	171%
Total benefits	$597	$652	$359	-8%	82%

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Commissions and Other Expenses
Commissions:
Deferrable	$357	$548	$606	-35%	-10%
Non-deferrable	493	486	451	1%	8%
General and administrative expenses	403	430	432	-6%	0%
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	4	5	2	-20%	150%
Taxes, licenses and fees	31	33	34	-6%	-3%
Total expenses incurred, excluding broker-dealer	1,288	1,502	1,525	-14%	-2%
DAC deferrals	(409)	(617)	(681)	34%	9%
Total pre-broker-dealer expenses incurred, excluding
amortization, net of interest	879	885	844	-1%	5%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	366	382	398	-4%	-4%
Unlocking	17	(40)	(36)	143%	-11%
Broker-dealer expenses incurred	417	432	408	-3%	6%
Total commissions and other expenses	$1,679	$1,659	$1,614	1%	3%

DAC Deferrals
As a percentage of sales/deposits	5.0%	4.9%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Operating Revenues
Fee income	$228	$243	$246	-6%	-1%
Net investment income	859	846	831	2%	2%
Other revenues (1)	16	12	13	33%	-8%
Total operating revenues	1,103	1,101	1,090	0%	1%
Operating Expenses
Interest credited	514	496	473	4%	5%
Benefits	1	1	1	0%	0%
Commissions and other expenses	414	415	405	0%	2%
Total operating expenses	929	912	879	2%	4%
Income (loss) from operations before taxes	174	189	211	-8%	-10%
Federal income tax expense (benefit)	47	49	51	-4%	-4%
Income (loss) from operations	$127	$140	$160	-9%	-13%

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Lower fee income driven by the continued shift in business towards products with lower expense assessment rates.
•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher prepayment and bond make-whole premiums.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 13%, 13% and 16% for 2016, 2015 and 2014, respectively.  During the fourth quarter of 2014, account values were negatively impacted by a large case termination in the mid to large market.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are amongst our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was  28%, 30% and 32% for 2016, 2015 and 2014, respectively.  Due to this expected overall shift in business mix toward products with lower returns, an increase in new deposit production continues to be necessary to maintain earnings at current levels.

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

On April 8, 2016, the DOL released the final fiduciary advice regulation that provides for a phased implementation, the first of which will be effective April 10, 2017, with full implementation by January 1, 2018.  Recently, President Trump signed an executive order that may result in an implementation delay beyond the April 10, 2017, date.  For information about regulatory risk including the impact of the DOL regulation, see “Part I – Item 1A. Risk Factors – Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Fee Income
Annuity expense assessments	$170	$184	$193	-8%	-5%
Mutual fund fees	56	55	52	2%	6%
Total expense assessments	226	239	245	-5%	-2%
Surrender charges	2	4	1	-50%	300%
Total fee income	$228	$243	$246	-6%	-1%

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-year	$8,653	$8,574	$8,203	1%	5%
Gross deposits	2,248	2,132	1,812	5%	18%
Withdrawals	(1,839)	(1,871)	(1,779)	2%	-5%
Net flows	409	261	33	57%	NM
Transfers between fixed and variable accounts	10	(21)	9	148%	NM
Change in market value and reinvestment	663	(161)	329	NM	NM
Balance as of end-of-year	$9,735	$8,653	$8,574	13%	1%

Mid – Large Market:
Balance as of beginning-of-year	$29,279	$28,067	$26,468	4%	6%
Gross deposits	4,846	4,872	5,110	-1%	-5%
Withdrawals	(3,934)	(3,755)	(5,078)	-5%	26%
Net flows	912	1,117	32	-18%	NM
Transfers between fixed and variable accounts	135	34	(4)	297%	NM
Change in market value and reinvestment	2,061	61	1,571	NM	-96%
Balance as of end-of-year	$32,387	$29,279	$28,067	11%	4%

Multi-Fund® and Other:
Balance as of beginning-of-year	$16,168	$16,898	$16,947	-4%	0%
Gross deposits	563	541	593	4%	-9%
Withdrawals	(1,319)	(1,467)	(1,539)	10%	5%
Net flows	(756)	(926)	(946)	18%	2%
Change in market value and reinvestment	900	196	897	NM	-78%
Balance as of end-of-year	$16,312	$16,168	$16,898	1%	-4%

Total:
Balance as of beginning-of-year	$54,100	$53,539	$51,618	1%	4%
Gross deposits	7,657	7,545	7,515	1%	0%
Withdrawals	(7,092)	(7,093)	(8,396)	0%	16%
Net flows	565	452	(881)	25%	151%
Transfers between fixed and variable accounts	144	13	5	NM	160%
Change in market value and reinvestment	3,625	96	2,797	NM	-97%
Balance as of end-of-year	$58,434	$54,100	$53,539	8%	1%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Years Ended
	December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Variable Account Value Information
Variable annuity deposits (1)	$1,693	$1,446	$1,354	17%	7%
Increases (decreases) in variable annuity account values:
Net flows (1)	(358)	(644)	(707)	44%	9%
Change in market value (1)	1,112	(272)	864	NM	NM
Transfers from the variable portion of variable
annuity products to the fixed portion of variable
annuity products	(336)	(267)	(191)	-26%	-40%
Variable annuity account values (1)	14,511	14,094	15,277	3%	-8%
Average daily variable annuity account values (1)	13,950	14,861	15,259	-6%	-3%
Average daily S&P 500	2,094	2,061	1,931	2%	7%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Net Investment Income
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	$762	$761	$736	0%	3%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	28	21	28	33%	-25%
Surplus investments (2)	69	64	67	8%	-4%
Total net investment income	$859	$846	$831	2%	2%

Interest Credited	$514	$496	$473	4%	5%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2016	2015	2014	2016	2015
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.50%	4.65%	4.78%	(15)	(13)
Commercial mortgage loan prepayment and bond
make-whole premiums	0.16%	0.13%	0.18%	3	(5)
Net investment income yield on reserves	4.66%	4.78%	4.96%	(12)	(18)
Interest rate credited to contract holders	3.00%	3.02%	3.04%	(2)	(2)
Interest rate spread	1.66%	1.76%	1.92%	(10)	(16)

	As of or For the Years Ended
	December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Fixed Account Value Information
Fixed annuity deposits (1)	$2,105	$1,858	$2,623	13%	-29%
Increases (decreases) in fixed annuity account values:
Net flows (1)	36	(529)	151	107%	NM
Transfers to the fixed portion of variable annuity
products from the variable portion of variable
annuity products	336	267	191	26%	40%
Reinvested interest credited (1)	513	496	474	3%	5%
Fixed annuity account values (1)	17,883	16,589	16,229	8%	2%
Average fixed account values (1)	17,081	16,446	15,555	4%	6%
Average invested assets on reserves	16,958	16,370	15,381	4%	6%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Commissions and Other Expenses
Commissions:
Deferrable	$14	$15	$14	-7%	7%
Non-deferrable	63	62	58	2%	7%
General and administrative expenses	321	319	309	1%	3%
Taxes, licenses and fees	18	18	17	0%	6%
Total expenses incurred	416	414	398	0%	4%
DAC deferrals	(30)	(29)	(30)	-3%	3%
Total expenses recognized before amortization	386	385	368	0%	5%
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	25	34	38	-26%	-11%
Unlocking	3	(4)	(1)	175%	NM
Total commissions and other expenses	$414	$415	$405	0%	2%

DAC Deferrals
As a percentage of annuity sales/deposits	0.8%	0.9%	0.8%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Operating Revenues
Insurance premiums (1)	$703	$649	$558	8%	16%
Fee income	2,946	2,724	2,466	8%	10%
Net investment income	2,562	2,541	2,529	1%	0%
Operating realized gain (loss) (2)	1	2	3	-50%	-33%
Other revenues	34	32	447	6%	-93%
Total operating revenues	6,246	5,948	6,003	5%	-1%
Operating Expenses
Interest credited	1,394	1,377	1,349	1%	2%
Benefits	2,677	2,561	2,435	5%	5%
Commissions and other expenses	1,422	1,481	1,312	-4%	13%
Total operating expenses	5,493	5,419	5,096	1%	6%
Income (loss) from operations before taxes	753	529	907	42%	-42%
Federal income tax expense (benefit)	238	159	295	50%	-46%
Income (loss) from operations	$515	$370	$612	39%	-40%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of 2016 to 2015

Income from operations for this segment increased due primarily to the following:

•	Higher fee income attributable to growth in business in force.
•	Lower commissions and other expenses due to the effect of unlocking, partially offset by higher margins and amortization rates.

The increase in income from operations was partially offset by higher benefits due to growth in business in force, partially offset by the effect of unlocking.

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

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”).  For information on strategies we use to reduce the statutory reserve strain caused by XXX and AG38, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Insurance Subsidiaries’ Statutory Capital and Surplus” below.

Additional Information

In 2016, we experienced modestly favorable mortality.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Fee Income
Cost of insurance assessments	$1,810	$1,653	$1,446	9%	14%
Expense assessments	1,299	1,185	1,021	10%	16%
Surrender charges	40	40	49	0%	-18%
DFEL:
Deferrals	(593)	(501)	(369)	-18%	-36%
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	334	282	252	18%	12%
Unlocking	56	65	52	-14%	25%
Reinsurance recapture	-	-	15	NM	-100%
Total fee income	$2,946	$2,724	$2,466	8%	10%

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Sales by Product
UL	$95	$91	$97	4%	-6%
MoneyGuard®	214	191	163	12%	17%
IUL	90	86	76	5%	13%
VUL	180	192	198	-6%	-3%
Term	114	86	91	33%	-5%
Total individual life sales	693	646	625	7%	3%
Executive Benefits	44	79	44	-44%	80%
Total sales	$737	$725	$669	2%	8%

Net Flows
Deposits	$5,768	$5,597	$5,332	3%	5%
Withdrawals and deaths	(1,649)	(1,592)	(1,555)	-4%	-2%
Net flows	$4,119	$4,005	$3,777	3%	6%

Contract Holder Assessments	$4,253	$3,914	$3,592	9%	9%

	As of December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Account Values
General account (1)	$35,525	$34,782	$33,828	2%	3%
Separate account	10,264	8,887	8,385	15%	6%
Total account values	$45,789	$43,669	$42,213	5%	3%

In-Force Face Amount
UL and other	$336,851	$331,299	$324,356	2%	2%
Term insurance	356,083	330,755	316,513	8%	4%
Total in-force face amount	$692,934	$662,054	$640,869	5%	3%

(1)	Includes UL and interest-sensitive whole life products.

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

We monitor the business environment, including but not limited to the regulatory and interest rate environments, and make changes to our product offerings and in-force products as needed, and as permitted under the policies, to sustain the future profitability of our segment.  We continue to focus on maintaining our diversified balance of life sales across all products, with an emphasis on products without long-term guarantees.  Individual life sales without long-term guarantees were 65%, 63% and 59%  as of December 31, 2016, 2015 and 2014, respectively.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$2,318	$2,295	$2,257	1%	2%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	51	46	62	11%	-26%
Alternative investments (2)	45	53	62	-15%	-15%
Surplus investments (3)	148	147	148	1%	-1%
Total net investment income	$2,562	$2,541	$2,529	1%	0%

Interest Credited	$1,394	$1,377	$1,349	1%	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2016	2015	2014	2016	2015
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.23%	5.34%	5.41%	(11)	(7)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.11%	0.11%	0.14%	-	(3)
Alternative investments	0.11%	0.14%	0.17%	(3)	(3)
Net investment income yield on reserves	5.45%	5.59%	5.72%	(14)	(13)
Interest rate credited to contract holders	3.89%	3.94%	3.95%	(5)	(1)
Interest rate spread	1.56%	1.65%	1.77%	(9)	(12)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.10%	5.18%	5.53%	(8)	(35)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.12%	0.10%	0.23%	2	(13)
Alternative investments	0.00%	0.00%	-0.01%	-	1
Net investment income yield on reserves	5.22%	5.28%	5.75%	(6)	(47)

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$40,332	$38,754	$37,427	4%	4%
General account values	35,554	34,723	33,857	2%	3%

Attributable to traditional products:
Invested assets on reserves	4,240	4,357	4,239	-3%	3%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Benefits
Death claims direct and assumed	$4,088	$3,902	$3,462	5%	13%
Death claims ceded	(1,750)	(1,649)	(1,598)	-6%	-3%
Reserves released on death	(593)	(535)	(532)	-11%	-1%
Net death benefits	1,745	1,718	1,332	2%	29%
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	619	589	515	5%	14%
Unlocking	(170)	(138)	12	-23%	NM
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	222	142	91	56%	56%
Unlocking	(15)	19	23	NM	-17%
Reinsurance recapture	-	-	226	NM	-100%
Other benefits (1)	276	231	236	19%	-2%
Total benefits	$2,677	$2,561	$2,435	5%	5%

Death claims per $1,000 of in-force	2.58	2.65	2.12	-3%	25%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Commissions and Other Expenses
Commissions	$734	$698	$690	5%	1%
General and administrative expenses	536	507	497	6%	2%
Expenses associated with reserve financing	87	79	78	10%	1%
Taxes, licenses and fees	158	141	148	12%	-5%
Total expenses incurred	1,515	1,425	1,413	6%	1%
DAC and VOBA deferrals	(831)	(779)	(760)	-7%	-3%
Total expenses recognized before amortization	684	646	653	6%	-1%
DAC and VOBA amortization, net of interest
Amortization, net of interest, excluding unlocking	514	468	491	10%	-5%
Unlocking	220	363	41	-39%	NM
Other intangible amortization	4	4	4	0%	0%
Reinsurance recapture	-	-	123	NM	-100%
Total commissions and other expenses	$1,422	$1,481	$1,312	-4%	13%

DAC and VOBA Deferrals
As a percentage of sales	112.8%	107.4%	113.6%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for 2016 and 2015, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Operating Revenues
Insurance premiums	$1,940	$2,163	$2,252	-10%	-4%
Net investment income	176	184	180	-4%	2%
Other revenues	14	10	13	40%	-23%
Total operating revenues	2,130	2,357	2,445	-10%	-4%
Operating Expenses
Interest credited	2	2	4	0%	-50%
Benefits	1,322	1,635	1,774	-19%	-8%
Commissions and other expenses	706	654	632	8%	3%
Total operating expenses	2,030	2,291	2,410	-11%	-5%
Income (loss) from operations before taxes	100	66	35	52%	89%
Federal income tax expense (benefit)	35	23	12	52%	92%
Income (loss) from operations	$65	$43	$23	51%	87%

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Income (Loss) from Operations by Product Line
Life	$25	$29	$18	-14%	61%
Disability	40	12	(1)	233%	NM
Dental	(1)	(1)	2	0%	NM
Total non-medical	64	40	19	60%	111%
Medical	1	3	4	-67%	-25%
Income (loss) from operations	$65	$43	$23	51%	87%

Comparison of 2016 to 2015

Income from operations for this segment increased due primarily to lower benefits driven by favorable experience in all product lines and favorable reserve refinements in our long-term disability business.

The increase in income from operations was partially offset primarily by the following:

•	Lower insurance premiums driven by re-pricing actions on our underperforming employer-paid life and disability business.
•	Higher commissions and other expenses due to higher amortization of DAC driven by model refinements, and higher incentive compensation as a result of production performance.

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

Additional Information

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time.  We expect normal fluctuations in our total non-medical loss ratio, as claims experience is inherently uncertain.  For every one percent increase in the total non-medical loss ratio, we would expect an approximate annual $12 million to $14 million decrease to income from operations.  Our 2016 total non-medical loss ratio of 68.3% decreased from 2015 due primarily to favorable mortality in our life business and higher claim recoveries and favorable reserve refinements in our long-term disability business.    Excluding the impact of the favorable reserve refinements, our total non-medical loss ratio for 2016 was 70.8%.

We expect to approach our normal target margins by the end of 2018.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and

Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.”

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Insurance Premiums by Product Line
Life	$821	$908	$930	-10%	-2%
Disability	890	973	971	-9%	0%
Dental	229	227	228	1%	0%
Total non-medical	1,940	2,108	2,129	-8%	-1%
Medical	-	55	123	-100%	-55%
Total insurance premiums	$1,940	$2,163	$2,252	-10%	-4%

Sales	$470	$402	$479	17%	-16%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.    When comparing sales for 2015 to 2014, the decrease was primarily the result of re-pricing actions on our underperforming employer-paid life and disability business, which was substantially completed during 2016.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Benefits and Interest Credited by Product Line
Life	$562	$664	$715	-15%	-7%
Disability	603	763	792	-21%	-4%
Dental	159	162	162	-2%	0%
Total non-medical	1,324	1,589	1,669	-17%	-5%
Medical	-	48	109	-100%	-56%
Total benefits and interest credited	$1,324	$1,637	$1,778	-19%	-8%

Loss Ratios by Product Line
Life	68.4%	73.1%	76.9%
Disability	67.8%	78.4%	81.6%
Dental	69.3%	71.2%	71.1%
Total non-medical	68.3%	75.4%	78.4%

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Commissions and Other Expenses
Commissions	$248	$260	$273	-5%	-5%
General and administrative expenses	351	331	319	6%	4%
Taxes, licenses and fees	57	55	58	4%	-5%
Total expenses incurred	656	646	650	2%	-1%
DAC deferrals	(76)	(72)	(75)	-6%	4%
Total expenses recognized before amortization	580	574	575	1%	0%
DAC and VOBA amortization, net of interest	126	80	57	58%	40%
Total commissions and other expenses	$706	$654	$632	8%	3%

DAC Deferrals
As a percentage of insurance premiums	3.9%	3.3%	3.3%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized in relation to the revenues of the related contracts.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred.  The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.    Generally, we have higher amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.    When comparing DAC and VOBA amortization, net of interest, for 2016 and 2015, the increase was due to DAC model refinements.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Operating Revenues
Insurance premiums (1)	$14	$18	$5	-22%	260%
Net investment income	244	252	286	-3%	-12%
Amortization of deferred gain on
business sold through reinsurance	71	71	71	0%	0%
Media revenues (net)	-	31	68	-100%	-54%
Other revenues	3	2	2	50%	0%
Total operating revenues	332	374	432	-11%	-13%
Operating Expenses
Interest credited	73	80	96	-9%	-17%
Benefits	143	140	121	2%	16%
Media expenses	-	29	60	-100%	-52%
Other expenses	50	93	53	-46%	75%
Interest and debt expense	269	272	268	-1%	1%
Strategic digitization expense	8	-	-	NM	NM
Total operating expenses	543	614	598	-12%	3%
Income (loss) from operations before taxes	(211)	(240)	(166)	12%	-45%
Federal income tax expense (benefit)	(109)	(86)	(57)	-27%	-51%
Income (loss) from operations	$(102)	$(154)	$(109)	34%	-41%

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2016 to 2015

Loss from operations for Other Operations decreased due primarily to the following:

•	Legal accrual releases in 2016 as compared to legal expenses in 2015.
•

Higher tax benefits attributable to the release of reserves associated with prior tax years that closed in the third quarter of 2016, and the impact of the adoption of Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Shared-Based Payment Accounting.

The decrease in loss from operations was partially offset primarily by the following:

•

The effect of changes in our stock price on our deferred compensation plans, as our stock price significantly increased during 2016 compared to decreasing during 2015 (see “Other Expenses” below for more information).

•	Strategic digitization expense incurred during 2016 as part of our strategic digitization initiative.

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

See Note 2 for more information on the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

Additional Information

We expect to continue making investments over the next two years as part of our strategic digitization initiative as discussed above in “Introduction – Executive Summary – Significant Operational Matters – Strategic Digitization Initiative.”

During 2016 and 2015, benefits were elevated due to modifying certain assumptions on the reserves supporting our run-off institutional pension business.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
General and administrative expenses:
Legal	$(9)	$59	$7	NM	NM
Branding	32	32	31	0%	3%
Other (1)	54	26	47	108%	-45%
Total general and administrative expenses	77	117	85	-34%	38%
Taxes, licenses and fees (2)	(16)	(13)	(20)	-23%	35%
Inter-segment reimbursement associated
with reserve financing and LOC expenses (3)	(11)	(11)	(12)	0%	8%
Total other expenses	$50	$93	$53	-46%	75%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$179	$178	$165	1%	8%
Total excluded realized gain (loss)	(518)	(329)	(165)	-57%	-99%
Total realized gain (loss), pre-tax	$(339)	$(151)	$-	NM	NM

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(337)	$(214)	$(106)	-57%	NM
Benefit ratio unlocking	28	(29)	7	197%	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(309)	$(243)	$(99)	-27%	NM

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(163)	$(57)	$(12)	NM	NM
Gain (loss) on the mark-to-market on certain instruments	13	(29)	(35)	145%	17%
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(122)	(150)	(24)	19%	NM
GLB NPR component	(32)	40	20	NM	100%
Total variable annuity net derivatives results	(154)	(110)	(4)	-40%	NM
Indexed annuity forward-starting option	(5)	(45)	(20)	89%	NM
Realized gain (loss) on sale of subsidiaries/businesses (2)	-	(2)	(28)	100%	93%
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(309)	$(243)	$(99)	-27%	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See LFM in Note 3.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2016 to 2015

We had higher realized losses due primarily to the following:

•	An increase in OTTI attributable to the impact of stress in commodity sectors and other individual credit risks within our corporate bond holdings.
•	Higher realized losses on certain investments originating from asset sales to reposition the investment portfolio.
•	Higher legal expenses related to certain investments.
•

Higher losses on variable annuity net derivatives results attributable to an unfavorable GLB NPR component due to a decrease in our associated reserves, partially offset by improved hedge program performance due to the effect of unlocking and less volatile capital markets.

The higher realized losses were partially offset by gains on the mark-to-market on certain investments attributable to lower trading securities supporting our modified coinsurance arrangements (“Modco”) reinsurance business.

Comparison of 2015 to 2014

We had realized losses during 2015, as compared to zero net realized gains and losses during 2014,  due primarily to the following:

•

Higher losses on variable annuity net derivatives results attributable to more volatile capital markets resulting in unfavorable hedge program performance, partially offset by a more favorable GLB NPR component due to the widening of our credit spread and the effect of unlocking.

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

Operating Realized Gain (Loss)

Operating realized gain (loss) includes indexed annuity and IUL net derivatives results representing the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL products.  The change in the fair value of the embedded derivative liabilities represents the amount that is credited to the indexed annuity and IUL contracts.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2016	2015
Variable annuity hedge program assets (liabilities)	$2,152	$3,679	$4,123	$3,565	$2,631

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$103	$(1,503)	$(2,078)	$(1,599)	$(673)
NPR	(64)	100	159	116	(12)
Embedded derivative reserves	39	(1,403)	(1,919)	(1,483)	(685)
Insurance benefit reserves	(679)	(626)	(634)	(609)	(564)
Total variable annuity reserves – asset (liability)	$(640)	$(2,029)	$(2,553)	$(2,092)	$(1,249)

10-year CDS spread	1.51%	2.03%	2.12%	2.15%	1.44%
NPR factor related to 10-year CDS spread	0.21%	0.30%	0.32%	0.31%	0.22%

(1)	Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of December 31, 2016:

Hypothetical
Effect
NPR factor:
Down 21 basis points to zero	$(145)
Up 20 basis points	80

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Investments
AFS securities:
Fixed maturity	$89,013	$84,964	83.4%	83.2%
VIEs’ fixed maturity	200	598	0.2%	0.6%
Total fixed maturity	89,213	85,562	83.6%	83.8%
Equity	275	237	0.3%	0.2%
Trading securities	1,712	1,854	1.6%	1.8%
Mortgage loans on real estate	9,889	8,678	9.3%	8.5%
Real estate	24	17	0.0%	0.0%
Policy loans	2,451	2,545	2.3%	2.5%
Derivative investments	927	1,537	0.9%	1.5%
Alternative investments	1,269	1,233	1.2%	1.2%
Other investments	961	545	0.8%	0.5%
Total investments	$106,721	$102,208	100.0%	100.0%

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

	As of December 31, 2016
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,769	$697	$108	$11,358	12.8%
Basic industry	4,665	243	79	4,829	5.4%
Capital goods	5,677	399	54	6,022	6.8%
Communications	4,374	331	59	4,646	5.2%
Consumer cyclical	5,459	296	75	5,680	6.4%
Consumer non-cyclical	12,939	816	175	13,580	15.2%
Energy	7,346	439	194	7,591	8.5%
Technology	3,350	129	31	3,448	3.9%
Transportation	2,921	143	41	3,023	3.4%
Industrial other	972	38	27	983	1.1%
Utilities	12,180	1,016	84	13,112	14.7%
Government related entities	2,623	207	38	2,792	3.1%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,444	86	47	1,483	1.7%
Non-agency backed	1,070	15	11	1,074	1.2%
Mortgage pass through securities ("MPTS"):
Agency backed	1,020	46	9	1,057	1.2%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	23	1	-	24	0.0%
Non-agency backed	322	7	3	326	0.4%
ABS:
Collateralized loan obligations ("CLOs")	727	1	3	725	0.8%
Commercial real estate ("CRE") CDOs	15	-	(4)	19	0.0%
Credit card	292	21	1	312	0.3%
Equipment receivables	42	-	1	41	0.0%
Home equity	679	11	(3)	693	0.8%
Manufactured housing	27	1	-	28	0.0%
Stranded utility costs	6	-	-	6	0.0%
Other	201	6	2	205	0.2%
Municipals:
Taxable	3,804	714	19	4,499	5.0%
Tax-exempt	125	4	1	128	0.1%
Government:
United States	384	37	2	419	0.5%
Foreign	449	58	1	506	0.6%
Hybrid and redeemable preferred securities	582	70	48	604	0.7%
Total fixed maturity AFS securities	84,487	5,832	1,106	89,213	100.0%
Equity AFS Securities	260	19	4	275
Total AFS securities	84,747	5,851	1,110	89,488
Trading Securities (1)	1,517	206	11	1,712
Total AFS and trading securities	$86,264	$6,057	$1,121	$91,200

	As of December 31, 2015
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,447	$682	$111	$11,018	12.9%
Basic industry	5,011	139	413	4,737	5.5%
Capital goods	5,011	294	46	5,259	6.1%
Communications	4,225	259	122	4,362	5.1%
Consumer cyclical	5,146	262	108	5,300	6.2%
Consumer non-cyclical	11,546	715	142	12,119	14.3%
Energy	8,414	262	745	7,931	9.3%
Technology	3,215	99	67	3,247	3.8%
Transportation	2,571	118	42	2,647	3.1%
Industrial other	815	41	9	847	1.0%
Utilities	11,926	853	127	12,652	14.8%
Government related entities	2,666	200	54	2,812	3.3%
CMOs:
Agency backed	1,122	110	3	1,229	1.4%
Non-agency backed	1,216	13	15	1,214	1.4%
MPTS:
Agency backed	1,228	63	6	1,285	1.5%
CMBS:
Agency backed	24	-	-	24	0.0%
Non-agency backed	340	10	(2)	352	0.4%
ABS:
CLOs	572	1	3	570	0.7%
CRE CDOs	16	-	(3)	19	0.0%
Credit card	686	22	-	708	0.8%
Equipment receivables	59	-	1	58	0.1%
Home equity	655	7	2	660	0.8%
Manufactured housing	44	2	-	46	0.1%
Stranded utility costs	18	-	-	18	0.0%
Other	198	12	1	209	0.2%
Municipals:
Taxable	3,688	680	12	4,356	5.1%
Tax-exempt	118	6	-	124	0.1%
Government:
United States	386	45	2	429	0.5%
Foreign	464	61	1	524	0.6%
Hybrid and redeemable preferred securities	762	88	44	806	0.9%
Total fixed maturity AFS securities	82,589	5,044	2,071	85,562	100.0%
Equity AFS Securities	226	17	6	237
Total AFS securities	82,815	5,061	2,077	85,799
Trading Securities (1)	1,653	222	21	1,854
Total AFS and trading securities	$84,468	$5,283	$2,098	$87,653

(1)	Certain of our trading securities support Modco and the investment results are passed directly to the reinsurers. See “Trading Securities” below for more information.
(2)	Includes unrealized gains and (losses) on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2016			As of December 31, 2015
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$45,661	$49,061	55.0%	$44,614	$47,845	55.9%
2	Baa	34,643	36,134	40.5%	33,918	34,077	39.8%
Total investment grade securities		80,304	85,195	95.5%	78,532	81,922	95.7%

Below Investment Grade Securities
3	Ba	2,881	2,849	3.2%	2,707	2,486	2.9%
4	B	940	845	1.0%	1,140	988	1.2%
5	Caa and lower	257	223	0.2%	188	146	0.2%
6	In or near default	105	101	0.1%	22	20	0.0%
Total below investment grade securities		4,183	4,018	4.5%	4,057	3,640	4.3%
Total fixed maturity AFS securities		$84,487	$89,213	100.0%	$82,589	$85,562	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.0%	4.5%		4.9%	4.3%

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

As of December 31, 2016 and 2015, 90.8% and 91.8%, respectively, of the total publicly traded and private securities in an unrealized loss position were investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of December 31, 2016, decreased $969 million since December 31, 2015.  As more fully described in Note 1, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2016, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

As the energy markets continue to experience distress and future uncertainty, we also consider our related exposure in the context of the following industry categories and associated credit quality:

	As of December 31, 2016
				%
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Gain	Gain	Fair	Fair
	Cost	Cost	(Loss)	(Loss)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Independent	$2,316	31.5%	$52	21.2%	$2,368	31.2%
Integrated	1,349	18.4%	66	26.9%	1,415	18.6%
Midstream	2,399	32.7%	141	57.6%	2,540	33.5%
Oil field services	1,140	15.5%	(25)	-10.2%	1,115	14.7%
Refining	142	1.9%	11	4.5%	153	2.0%
Total energy (1)	$7,346	100.0%	$245	100.0%	$7,591	100.0%

		As of December 31, 2016
					%
	Rating Agency		%	Unrealized	Unrealized		%
NAIC	Equivalent	Amortized	Amortized	Gain	Gain	Fair	Fair
Designation	Designation	Cost	Cost	(Loss)	(Loss)	Value	Value

Investment Grade Securities
1	Aaa / Aa / A	$1,889	25.7%	$137	55.9%	$2,026	26.7%
2	Baa	4,613	62.8%	209	85.3%	4,822	63.5%
Total investment grade securities		6,502	88.5%	346	141.2%	6,848	90.2%

Below Investment Grade Securities
3	Ba	490	6.7%	(33)	-13.5%	457	6.0%
4	B	195	2.7%	(45)	-18.4%	150	2.0%
5	Caa and lower	99	1.3%	(22)	-8.9%	77	1.0%
6	In or near default	60	0.8%	(1)	-0.4%	59	0.8%
Total below investment grade securities		844	11.5%	(101)	-41.2%	743	9.8%
Total energy (1)		$7,346	100.0%	$245	100.0%	$7,591	100.0%

(1)	Does not include the amortized cost, unrealized gain (loss) and fair value of trading securities totaling $121 million, $16 million and $137 million, respectively.

	As of December 31, 2015
				%
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Gain	Gain	Fair	Fair
	Cost	Cost	(Loss)	(Loss)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Independent	$2,558	30.4%	$(253)	52.5%	$2,305	29.0%
Integrated	1,521	18.1%	10	-2.1%	1,531	19.3%
Midstream	2,567	30.5%	(86)	17.8%	2,481	31.3%
Oil field services	1,571	18.7%	(163)	33.7%	1,408	17.8%
Refining	197	2.3%	9	-1.9%	206	2.6%
Total energy (2)	$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

		As of December 31, 2015
					%
	Rating Agency		%	Unrealized	Unrealized		%
NAIC	Equivalent	Amortized	Amortized	Gain	Gain	Fair	Fair
Designation	Designation	Cost	Cost	(Loss)	(Loss)	Value	Value

Investment Grade Securities
1	Aaa / Aa / A	$2,667	31.7%	$111	-23.0%	$2,778	35.0%
2	Baa	5,104	60.7%	(435)	90.1%	4,669	58.9%
Total investment grade securities		7,771	92.4%	(324)	67.1%	7,447	93.9%

Below Investment Grade Securities
3	Ba	483	5.7%	(100)	20.7%	383	4.8%
4	B	137	1.6%	(52)	10.8%	85	1.0%
5	Caa and lower	18	0.2%	(6)	1.2%	12	0.2%
6	In or near default	5	0.1%	(1)	0.2%	4	0.1%
Total below investment grade securities		643	7.6%	(159)	32.9%	484	6.1%
Total energy (2)		$8,414	100.0%	$(483)	100.0%	$7,931	100.0%

(2)	Does not include the amortized cost, unrealized gain (loss) and fair value of trading securities totaling $137 million, $6 million and $143 million, respectively.

For additional information, see “Part I – Item 1A. Risk Factors – Market Conditions – Weak conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.”

In our evaluation of OTTI, we concluded:  (i) that it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (ii) that the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iii) that we have the ability to hold the equity AFS securities for a period of time sufficient for recovery.  This conclusion is consistent with our asset-liability management process.  Management considers the following as part of the evaluation:

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

As reported on our Consolidated Balance Sheets, we had $109.4 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $95.2 billion as of December 31, 2016.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $67.3 billion, excluding consolidated VIEs in the amount of $200 million, as of December 31, 2016, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2016 and 2015, the estimated fair value for all private placement securities was $14.1 billion and $14.0 billion, respectively, representing 13% and 14% of total invested assets, respectively.

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

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities with improving collateral performance, and by primarily investing in securities that are current pay and senior priority in their trust structure.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises,  supported in the securitization structure by junior securities or purchased at discounted prices significantly lower than their expected recovery value, enabling the assets to achieve high investment grade status.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and, as long as the unemployment rate remains stable to improving, we expect these trends to continue.  We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss.  Our ABS home equity and RMBS had a market value of $4.4 billion and an unrealized gain of $98 million as of December 31, 2016.

The market value of AFS securities and trading securities backed by subprime loans was $589 million and represented approximately 1% of our total investment portfolio as of December 31, 2016.  AFS securities represented $581 million, or 99%, and trading securities represented $8 million, or 1%, of the subprime exposure as of December 31, 2016.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2016:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,541	$2,463	$379	$369	$334	$334	$360	$368	$3,614	$3,534
ABS home equity	2	2	-	-	161	159	530	518	693	679
Total by type (2)(3)	$2,543	$2,465	$379	$369	$495	$493	$890	$886	$4,307	$4,213

Rating
AAA	$2,532	$2,455	$1	$1	$-	$-	$13	$13	$2,546	$2,469
AA	5	5	2	2	1	1	1	1	9	9
A	6	5	-	-	7	7	66	66	79	78
BBB	-	-	27	26	34	33	41	41	102	100
BB and below	-	-	349	340	453	452	769	765	1,571	1,557
Total by rating (2)(3)(4)	$2,543	$2,465	$379	$369	$495	$493	$890	$886	$4,307	$4,213

Origination Year
2006 and prior	$561	$508	$237	$232	$407	$407	$717	$712	$1,922	$1,859
2007	200	176	142	137	87	85	172	173	601	571
2008	38	34	-	-	-	-	-	-	38	34
2009	282	261	-	-	-	-	1	1	283	262
2010	318	298	-	-	-	-	-	-	318	298
2011	151	145	-	-	-	-	-	-	151	145
2012	61	63	-	-	-	-	-	-	61	63
2013	277	281	-	-	-	-	-	-	277	281
2014	65	65	-	-	-	-	-	-	65	65
2015	119	123	-	-	-	-	-	-	119	123
2016	471	511	-	-	1	1	-	-	472	512
Total by origination
year (2)(3)	$2,543	$2,465	$379	$369	$495	$493	$890	$886	$4,307	$4,213

Total AFS RMBS as a percentage of total AFS Securities									4.8%	5.0%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									2.0%	2.1%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $309 million and $317 million, respectively.
(2)

Does not include the fair value of trading securities totaling $108 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $108 million in trading securities consisted of $95 million prime, $5 million Alt-A and $8 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $104 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $104 million in trading securities consisted of $91 million prime, $5 million Alt-A and $8 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2016:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$335	$333	$15	$12	$-	$-	$350	$345
CRE CDOs	-	-	-	-	19	15	19	15
Total by type (1)(2)	$335	$333	$15	$12	$19	$15	$369	$360

Rating
AAA	$231	$232	$-	$-	$-	$-	$231	$232
AA	8	8	7	6	-	-	15	14
A	57	54	8	6	4	4	69	64
BBB	7	8	-	-	-	-	7	8
BB and below	32	31	-	-	15	11	47	42
Total by rating (1)(2)(3)	$335	$333	$15	$12	$19	$15	$369	$360

Origination Year
2006 and prior	$48	$48	$15	$12	$19	$15	$82	$75
2007	35	32	-	-	-	-	35	32
2010	48	46	-	-	-	-	48	46
2012	5	5	-	-	-	-	5	5
2013	115	115	-	-	-	-	115	115
2016	84	87	-	-	-	-	84	87
Total by origination year (1)(2)	$335	$333	$15	$12	$19	$15	$369	$360

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.4%	0.4%

(1)

Does not include the fair value of trading securities totaling $2 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $2 million in trading securities consisted of CMBS.

(2)

Does not include the amortized cost of trading securities totaling $2 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $2 million in trading securities consisted of CMBS.

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

As of December 31, 2016, the fair value and amortized cost of our AFS exposure to Monoline insurers was $485 million and $457 million, respectively.

Composition by Industry Categories of our Unrealized Losses on AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the position of securities at a particular point in time and may not be indicative of the position of our investment portfolios subsequent to the balance sheet date.  Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios.  These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings.

The composition by industry categories of all securities in unrealized loss position (in millions) as of December 31, 2016, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Oil field services	$355	1.6%	$447	1.9%	$92	7.9%
Banking	1,413	6.4%	1,496	6.5%	83	7.1%
Electric	1,643	7.5%	1,707	7.4%	64	5.5%
Pharmaceuticals	1,312	6.0%	1,372	5.9%	60	5.1%
Independent	987	4.5%	1,046	4.5%	59	5.1%
Chemicals	914	4.2%	962	4.2%	48	4.1%
Food and beverage	1,009	4.6%	1,055	4.6%	46	3.9%
Healthcare	1,104	5.0%	1,146	5.0%	42	3.6%
CMOs	861	3.9%	902	3.9%	41	3.6%
Media – entertainment	418	1.9%	451	1.9%	33	2.8%
Property and casualty	514	2.3%	547	2.4%	33	2.8%
ABS	736	3.4%	767	3.3%	31	2.7%
Technology	881	4.0%	910	3.9%	29	2.5%
MBS	280	1.3%	308	1.3%	28	2.4%
Retailers	464	2.1%	492	2.1%	28	2.4%
Metals and mining	408	1.9%	435	1.9%	27	2.3%
Diversified manufacturing	644	2.9%	671	2.9%	27	2.3%
Industrial – other	404	1.8%	431	1.9%	27	2.3%
Government owned, no guarantee	325	1.5%	348	1.5%	23	2.0%
Integrated	297	1.4%	320	1.4%	23	2.0%
Consumer products	332	1.5%	354	1.5%	22	1.9%
Local authorities	277	1.3%	299	1.3%	22	1.9%
Midstream	512	2.3%	533	2.3%	21	1.8%
Transportation services	515	2.3%	535	2.3%	20	1.7%
Industries with unrealized losses
less than $20 million	5,363	24.4%	5,600	24.2%	237	20.3%
Total by industry	$21,968	100.0%	$23,134	100.0%	$1,166	100.0%

Total by industry as a percentage
of total AFS securities	24.5%		27.3%		100.0%

As of December 31, 2016, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $244 million and $287 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2016		As of December 31, 2015
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$9,887	100.0%	$8,678	100.0%
Delinquent and/or in foreclosure (1)	2	0.0%	-	0.0%
Total mortgage loans on real estate	$9,889	100.0%	$8,678	100.0%

(1)	As of December 31, 2016 and 2015, there were one and zero mortgage loans on real estate that were delinquent and in foreclosure, respectively.

As of December 31, 2016 and 2015, there were three and two impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2016 and 2015, was $2 million and $0, respectively.

See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of December 31,
	2016	2015
By Segment
Annuities	$2,699	$2,027
Retirement Plan Services	2,663	2,082
Life Insurance	3,837	3,944
Group Protection	310	294
Other Operations	380	331
Total mortgage loans on real estate	$9,889	$8,678

	As of December 31, 2016			As of December 31, 2016
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$3,378	34.2%	CA	$1,939	19.6%
Office building	2,285	23.1%	TX	1,115	11.3%
Industrial	1,727	17.4%	MD	567	5.7%
Retail	1,819	18.4%	NY	471	4.8%
Mixed use	344	3.5%	OH	454	4.6%
Other commercial	293	3.0%	GA	438	4.4%
Hotel/motel	43	0.4%	FL	433	4.4%
Total	$9,889	100.0%	VA	416	4.2%
Geographic Region			PA	392	4.0%
Pacific	$2,548	25.8%	NC	369	3.7%
South Atlantic	2,426	24.5%	TN	368	3.7%
East North Central	1,109	11.2%	WA	362	3.7%
West South Central	1,175	11.8%	WI	306	3.1%
Middle Atlantic	895	9.1%	AZ	251	2.5%
Mountain	628	6.4%	OR	247	2.5%
East South Central	506	5.1%	MN	210	2.1%
West North Central	419	4.2%	Other states under 2%	1,551	15.7%
New England	183	1.9%	Total	$9,889	100.0%
Total	$9,889	100.0%

	As of December 31, 2016			As of December 31, 2016
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2011 and prior	$2,877	29.1%	2017	$392	4.0%
2012	762	7.7%	2018	615	6.2%
2013	993	10.0%	2019	235	2.4%
2014	1,247	12.6%	2020	159	1.6%
2015	1,899	19.2%	2021	693	7.0%
2016	2,112	21.4%	2022 and thereafter	7,796	78.8%
Total	$9,890	100.0%	Total	$9,890	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Annuities	$11	$12	$25	-8%	-52%
Retirement Plan Services	5	5	11	0%	-55%
Life Insurance	54	63	83	-14%	-24%
Group Protection	3	5	10	-40%	-50%
Other Operations	2	3	1	-33%	200%
Total (1)	$75	$88	$130	-15%	-32%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2016 and 2015,  alternative investments included investments in 202 and 190 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2016 and 2015, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $7 million and $13 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Fixed maturity AFS securities	$4,138	$4,079	$4,041	1%	1%
Equity AFS securities	11	9	9	22%	0%
Trading securities	100	107	125	-7%	-14%
Mortgage loans on real estate	422	395	378	7%	4%
Real estate	2	4	7	-50%	-43%
Policy loans	140	152	155	-8%	-2%
Invested cash	14	3	2	NM	50%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	120	105	138	14%	-24%
Alternative investments (2)	75	88	130	-15%	-32%
Consent fees	5	5	2	0%	150%
Other investments	5	5	(11)	0%	145%
Investment income	5,032	4,952	4,976	2%	0%
Investment expense	(158)	(125)	(117)	-26%	-7%
Net investment income	$4,874	$4,827	$4,859	1%	-1%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2016	2015	2014	2016	2015
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.70%	4.84%	4.98%	(14)	(14)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.12%	0.11%	0.15%	1	(4)
Alternative investments	0.08%	0.09%	0.14%	(1)	(5)
Net investment income yield on invested	4.90%	5.04%	5.27%	(14)	(23)

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Average invested assets at amortized cost	$99,553	$95,780	$92,215	4%	4%

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

The increase in prepayment and make-whole premiums when comparing 2016 to 2015 was attributable primarily to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Fixed maturity AFS securities: (1)
Gross gains	$70	$43	$29	63%	48%
Gross losses	(234)	(99)	(23)	NM	NM
Equity AFS securities:
Gross gains	7	3	5	133%	-40%
Gross losses	(1)	-	-	NM	NM
Gain (loss) on other investments	(68)	(9)	3	NM	NM
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(24)	(26)	(32)	8%	19%
Total realized gain (loss) related to
certain investments, pre-tax	$(250)	$(88)	$(18)	NM	NM

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2016 and 2015, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

We consider economic factors and circumstances within countries and industries where recent write-downs have occurred in our assessment of the position of securities we own of similarly situated issuers.  While it is possible for realized or unrealized losses on a particular investment to affect other investments, our risk management strategy has been designed to identify correlation risks and other risks inherent in managing an investment portfolio.  Once identified, strategies and procedures are developed to effectively monitor and manage these risks.  The areas of risk correlation that we pay particular attention to are risks that may be correlated within specific financial and business markets, risks within specific industries and risks associated with related parties.

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Allowance for Losses” above for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(80)	$(45)	$(1)	-78%	NM
ABS	(5)	(7)	(10)	29%	30%
RMBS	(11)	(7)	(8)	-57%	13%
CMBS	(2)	(1)	(1)	-100%	0%
State and municipal bonds	(3)	-	-	NM	NM
Total fixed maturity securities	(101)	(60)	(20)	-68%	NM
Equity securities	(1)	-	-	NM	NM
Gross OTTI recognized in net income (loss)	(102)	(60)	(20)	-70%	NM
Associated amortization of DAC,
VOBA, DSI and DFEL	-	6	4	-100%	50%
Net OTTI recognized in net income (loss), pre-tax	$(102)	$(54)	$(16)	-89%	NM

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$55	$30	$12	83%	150%
Change in DAC, VOBA, DSI and DFEL	(12)	(4)	(2)	NM	-100%
Net portion of OTTI recognized in OCI, pre-tax	$43	$26	$10	65%	160%

The $157 million of impairments taken during 2016 were split between $101 million of credit-related impairments and $56 million of noncredit-related impairments.  The increase in write-downs for OTTI when comparing 2016 to 2015 was primarily attributable to the impact of stress in commodity sectors and other individual credit risks within our corporate bond holdings.  The noncredit-related impairments were due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REINSURANCE

Our insurance companies cede insurance to other companies.  The portion of our life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek life and annuity reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital and risk management.  We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.  We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  With regard to risk retention from a consolidated basis, these inter-company agreements do not have an effect on our consolidated financial statements.  For information regarding reserve financing and LOC expenses from inter-company reinsurance agreements, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Uses of Capital – Contractual Obligations” below.

We focus on obtaining reinsurance from a diverse group of reinsurers.  We have established standards and criteria for our use and selection of reinsurers.  In order for a new reinsurer to participate in our current program, we require the reinsurer to have an A.M. Best rating of A+ or greater or an S&P rating of AA- or better and a specified RBC percentage.  If the reinsurer does not have these ratings, we generally require them to post collateral as described below; however, we may initially waive the collateral requirements based on the facts and circumstances.  In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk.  Typically, in such cases, the reinsurer must either maintain minimum specified ratings and RBC ratios or establish the specified quality and quantity of collateral.  Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements.

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

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  As of December 31, 2016, approximately 77%, or $4.1 billion, of our total reinsurance recoverable was secured by collateral for our benefit.  Of this amount, $3.5 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $509 million was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets and $69 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

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

 REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $1.3  billion, $2.2 billion and $2.5 billion in 2016,  2015 and 2014, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Dividends from Subsidiaries
LNL	$950	$1,121	$705	-15%	59%
First Penn-Pacific	20	54	80	-63%	-33%
Lincoln Investment Management Company	40	-	-	NM	NM
Lincoln National Management Corporation	25	-	-	NM	NM
Lincoln Reinsurance Company of Bermuda, Limited	-	-	6	NM	-100%
Total dividends from subsidiaries	$1,035	$1,175	$791	-12%	49%

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$96	$112	$126	-14%	-11%

Other Cash Flow Items
Amounts received from (paid for taxes on) stock option
exercises and restricted stock, net	$34	$28	$29	21%	-3%

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

Restrictions on Dividends from Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the lesser of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, the Lincoln Life & Annuity Company of New York (“LLANY”), a New York-domiciled insurance company, is bound by similar restrictions, under New York law, with the applicable statutory limitation on dividends equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

We expect our domestic insurance subsidiaries could pay dividends of approximately $765 million in 2017 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves in 2013 at $90 million per year over five years, with the final increase in reserves occurring in 2017.  As of December 31, 2016, we had increased reserves by $360 million.  In April 2016, LLANY entered into a third-party reinsurance arrangement primarily covering UL policies containing secondary guarantees issued between 2002 through 2014 that mitigates the financial impact of the increase of these reserves.

As discussed in “Part I – Item 1. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of December 31, 2016, and reported in the credit facilities table in Note 12, was approximately $3.7 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.6 billion of such LOCs were issued to support reinsurance for UL products containing secondary guarantees ($350 million will expire in 2019, $320 million will expire in 2021 and $1.9 billion will expire in 2031), and $1.1 billion of such LOCs that will expire in 2023 were issued to support reinsurance for term business.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  Additionally, our captive reinsurance and reinsurance subsidiaries have issued long-term notes of $1.8 billion as of December 31, 2016, to finance a portion of the excess reserves.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

Our captive reinsurance and reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company.  Actuarial Guideline 48 (“AG48”) regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We have implemented and plan to continue to implement these arrangements in compliance with AG48.  The NAIC’s adoption of the new Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies is effective January 1, 2017.  Principles-based reserving will place a greater weight on our past experience and anticipated future experience as well as consider current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We plan to initially adopt the new framework in 2017 for primarily our newly issued term business and will phase in the framework prior to January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business.  For more information on principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation.”

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC through its various committees, task forces and working groups has been evaluating the adequacy of existing NAIC model regulations with a focus on targeted improvements to the statutory reserving and accounting framework for variable annuities.  For more information, see “Part I – Item 1A. Risk Factors – Federal Regulation – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

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

Details underlying debt and financing activities (in millions) for the year ended December 31, 2016, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$-	$-	$(250)	$-	$250	$-

Long-Term Debt
Senior notes	$3,846	$400	$(350)	$(12)	$4	$3,888
Bank borrowing	250	-	-	-	-	250
Federal Home Loan Bank of
Indianapolis loan	250	-	-	-	(250)	-
Capital securities (3)	1,207	-	-	-	-	1,207
Total long-term debt	$5,553	$400	$(350)	$(12)	$(246)	$5,345

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums and amortization of debt issuance costs, as applicable.

(2)	Our primary insurance subsidiary, LNL, prepaid the $250 million Federal Home Loan Bank of Indianapolis (“FHLBI”) floating rate loan due June 20, 2017, in December 2016.
(3)	To hedge the variability in rates, we purchased forward starting swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

On December 12, 2016, we completed the issuance and sale of $400 million aggregate principal amount of our 3.63% senior notes due 2026.  We used these proceeds primarily to repurchase $200 million of our 8.75% senior notes due 2019 and $150 million of our 6.15% senior notes due 2036.  As of December 31, 2016, the holding company had available liquidity of $561 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

On June 30, 2016, we refinanced our existing credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for the issuance of LOCs of up to $2.5 billion and borrowing of up to $2.5 billion, $1.75 billion of which is available only to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of June 30, 2021.  The LOCs under the facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt rating drops below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength rating drops below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of December 31, 2016.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

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

As of February 17, 2017, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa1	A-
(7th of 22)	(8th of 21)	(8th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1 to D

As of February 17, 2017, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit were as follows:

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

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2017, and June 30, 2017.  For more information, see “Part I – Item 1A. Risk Factors – Covenants and Ratings – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.”

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of December 31, 2016, the holding company had a net outstanding payable of $15 million to certain subsidiaries resulting from loans made by subsidiaries in excess of amounts borrowed by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  Our primary insurance subsidiary, LNL, is a member of the FHLBI.  Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  Based on regulatory limitations, LNL had an estimated maximum borrowing capacity of $4.0 billion under the FHLBI facility as of December 31, 2016.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of

December 31, 2016, our insurance subsidiaries had investments with a carrying value of $4.1 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  During 2016, our payables for collateral on derivative investments decreased by $494 million due primarily to increasing interest rates and fluctuations in equity markets that decreased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Common dividends to stockholders	$236	$202	$168	17%	20%
Repurchase of common stock	879	900	650	-2%	38%
Total cash returned to stockholders	$1,115	$1,102	$818	1%	35%

Number of shares repurchased	19.313	15.993	12.472	19%	33%
Average price per share	$45.51	$56.30	$52.14	-18%	8%

On November 1, 2016, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.25 to $0.29 per share.  Additionally, we expect to repurchase additional shares of common stock during 2017 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities.”

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2016	2015	2014	2016	2015
Debt service (interest paid)	$285	$273	$296	4%	-8%
Capital contribution to subsidiaries	-	75	5	-100%	NM
Total	$285	$348	$301	-18%	16%

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

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2016, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$19,419	$33,301	$27,049	$96,231	$176,000
Long-term debt (2)	-	737	600	3,786	5,123
Reserve financing and LOC expenses (3)	74	151	134	480	839
Payables for collateral on investments (4)	3,730	-	-	-	3,730
Operating leases (5)	45	84	51	60	240
Capital leases (5)	5	92	110	27	234
Football stadium naming rights (6)	7	15	16	8	46
Retirement and other plans (7)	106	207	205	502	1,020
Total	$23,386	$34,587	$28,165	$101,094	$187,232

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
(7)

Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2026 and known payments under deferred compensation arrangements.  In addition to these benefit payments, we periodically fund the employees’ defined benefit plans.  The majority of contributions and benefit payments are made by our insurance subsidiaries with little effect on holding company cash flow.  See Note 17 for additional information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $1.2 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2016, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$350	$2,500	$2,965	$5,815
Investment commitments	600	176	329	80	1,185
Total	$600	$526	$2,829	$3,045	$7,000

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap agreements notional amounts are shown by amount outstanding (dollars in millions) as of December 31, 2016:

								Estimated
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$2,920	$3,967	$5,451	$4,790	$5,335	$61,733	$84,196	$89,086
Average interest rate	5.2%	5.2%	5.3%	4.8%	4.4%	4.8%	4.8%
Variable interest rate securities	$47	$48	$100	$44	$40	$1,778	$2,057	$1,839
Average interest rate	6.7%	3.3%	9.2%	4.7%	5.5%	5.2%	5.3%
Mortgage loans on real estate	$392	$596	$235	$178	$693	$7,795	$9,889	$9,853
Average interest rate	6.0%	6.3%	5.7%	6.6%	5.0%	4.1%	4.5%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$2,031	$2,708	$3,124	$2,914	$3,385	$22,508	$36,670	$37,786
Average interest rate (1)	4.9%	4.9%	5.2%	4.5%	4.2%	4.2%	4.4%
Debt	$-	$450	$287	$300	$300	$3,786	$5,123	$5,679
Average interest rate	0.0%	4.3%	8.8%	6.3%	4.9%	4.9%	5.1%
Rate Sensitive Derivative
Financial Instruments
Interest rate and foreign
currency swaps:
Pay variable/receive fixed	$125	$2,080	$40	$-	$370	$16,997	$19,612	$537
Average pay rate	1.3%	0.9%	0.9%	0.0%	0.8%	1.0%	1.0%
Average receive rate	2.7%	0.9%	1.5%	0.0%	2.2%	2.7%	2.5%
Pay fixed/receive variable	$690	$1,137	$2	$326	$550	$6,225	$8,930	$(235)
Average pay rate	5.2%	1.8%	3.9%	3.8%	1.8%	3.1%	3.0%
Average receive rate	1.0%	0.9%	2.0%	1.0%	0.9%	1.4%	1.3%
Interest rate cap agreements:
Contractual notional	$8,625	$3,250	$8,250	$8,750	$8,000	$7,500	$44,375	$22
Average strike rate (2)	7.0%	6.8%	7.0%	7.0%	7.0%	7.0%	7.0%
Forward CMT curve (3)	2.7%	2.9%	3.1%	3.1%	3.3%	3.4%	3.1%
Interest rate futures:
2-year Treasury notes
contractual notional	$79	$-	$-	$-	$-	$-	$79	$-
5-year Treasury notes
contractual notional	203	-	-	-	-	-	203	-
10-year Treasury notes
contractual notional	31	-	-	-	-	-	31	-
Treasury bonds
contractual notional	190	-	-	-	-	-	190	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the 7-year and 10-year constant maturity swap.
(3)	The Constant Maturity Treasury (“CMT”) curve is the 7-year and 10-year CMT forward curve.

The following provides the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2015:

	Principal	Estimated
	Amount	Fair Value
Fixed interest rate securities	$82,207	$85,499
Variable interest rate securities	2,213	1,919
Mortgage loans on real estate	8,677	8,936
Investment type insurance contracts (1)	36,276	37,358
Debt	5,323	5,505
Interest rate and foreign currency swaps	23,844	806
Interest rate cap agreements	49,925	25
Interest rate futures	1,328	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2016:

	1%	1%
	Increase	Decrease
Annuities (1)	$(7)	$6
Retirement Plan Services	2	(9)
Life Insurance	(7)	(22)
Group Protection	-	(1)
Other Operations	-	(3)
Income (loss) from operations	$(12)	$(29)

(1)	Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

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

Prolonged historically low rates are not healthy for our business fundamentals.  However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment.  For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue.    See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” for additional information on interest rate risks.

The following provides detail on the percentage differences between the December 31, 2016, interest rates being credited to contract holders based on the fourth quarter of 2016 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,256	$11,995	$32,776	$53,027	70.9%
Up to 0.50%	1,866	846	444	3,156	4.2%
0.51% to 1.00%	3,539	761	-	4,300	5.7%
1.01% to 1.50%	1,548	82	125	1,755	2.3%
1.51% to 2.00%	246	-	1,078	1,324	1.8%
2.01% to 2.50%	234	-	-	234	0.3%
2.51% to 3.00%	77	-	-	77	0.1%
3.01% or greater	11	-	-	11	0.0%
Occurring after the next twelve months (4)	4,516	-	-	4,516	6.0%
Total discretionary rate setting products	20,293	13,684	34,423	68,400	91.3%
Other contracts (5)	2,283	4,199	-	6,482	8.7%
Total account values	$22,576	$17,883	$34,423	$74,882	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	40.7%	87.7%	95.2%	77.5%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 40  basis points, 6 basis points and 7 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 99 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 18% are scheduled to reset in more than one year but not more than two years; 16% are scheduled to reset in more than two years but not more than three years; and 66% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 16 basis points in excess of average minimum guaranteed rates, and 74% of account values were already at their minimum guaranteed rates.

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

Long-Term New Money Investment Yield Sensitivity

Although the Federal Reserve increased its key interest rate by 25 basis points in December 2016, new money rates continue to be at low levels and, as a result, require careful analysis when forecasting the future direction of changes in rates.  If we change our view of future new money rates and lower our current long-term new money investment yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(125) million to income (loss) from operations due primarily to unlocking our DAC and VOBA assets.  This impact would be most pronounced in our Life Insurance segment.  The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption update, and, therefore, the actual amount of the loss may differ from our current estimate.  In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities.

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

	As of December 31, 2016				As of December 31, 2015
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$266	$266	$27	$(27)	$228	$228
Foreign equities	9	9	1	(1)	9	9
Subtotal	275	275	28	(28)	237	237
Real estate	24	26	3	(3)	17	17
Other equity interests	1,310	1,310	131	(131)	1,285	1,285
Total equity assets	$1,609	$1,611	$162	$(162)	$1,539	$1,539
Equity Derivatives
Equity futures	$1,394	$-	$(127)	$127	$2,297	$-
Total return swaps	173	-	18	(18)	170	-
Put options	8,499	(205)	(74)	104	8,129	156
Call options (based on S&P 500)	8,134	322	219	(268)	7,601	214
Total equity derivatives	$18,200	$117	$36	$(55)	$18,197	$370

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through both our deferred and stock-based incentive compensation plans.  For additional information on our deferred and stock-based incentive compensations plans, see Notes 17 and 18, respectively.

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

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2016, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $9 million.  This estimate excludes any effect related to net flows, unlocking, persistency, hedge program performance or customer behavior caused by the equity market change.  This sensitivity also excludes the impact of any equity market changes that may occur subsequent to the instantaneous 1% movement.

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

Default Risk

Our portfolio of invested assets was $106.7 billion and $102.2 billion as of December 31, 2016 and 2015, respectively.  Of this total, $78.4 billion and $74.3 billion consisted of corporate bonds and $9.9 billion and $8.7 billion consisted of mortgage loans on real estate as of December 31, 2016 and 2015, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

	As of December 31,
	2016	2015
A	$5	$5
BBB	-	10
Total	$5	$15

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

The following provides our principal or notional amount in U.S. dollar equivalents (in millions) as of December 31, 2016, by expected maturity for our foreign currency denominated investments and foreign currency swaps:

								Estimated
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Currencies
British pound	$6	$-	$-	$35	$-	$503	$544	$565
Interest rate	6.8%	0.0%	0.0%	2.4%	0.0%	3.2%	4.0%
Canadian dollar	$-	$-	$-	$-	$-	$15	$15	$15
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	5.1%	5.1%
Euro	$20	$-	$19	$-	$12	$338	$389	$399
Interest rate	4.7%	0.0%	5.7%	0.0%	1.1%	2.2%	2.5%
Australian dollar	$-	$-	$27	$-	$-	$11	$38	$41
Interest rate	0.0%	0.0%	7.4%	0.0%	0.0%	6.3%	7.1%
Swiss franc	$-	$-	$-	$-	$-	$25	$25	$25
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	1.0%	1.0%
Derivatives
Foreign currency swaps	$36	$-	$54	$43	$12	$1,032	$1,177	$144

The following provides our principal or notional amount in U.S. dollar equivalents as of December 31, 2015, of our foreign currency denominated investments and foreign currency swaps (in millions):

	Principal/
	Notional	Estimated
	Amount	Fair Value
Currencies
British pound	$329	$343
Canadian dollar	21	22
Euro	176	187
Australian dollar	39	40
Hong Kong dollar	50	54
Swiss franc	25	26
Total currencies	$640	$672
Derivatives
Foreign currency swaps	$910	$82

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

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lincoln National Corporation

We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016  and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 23, 2017

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2016	2015
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2016 – $84,287; 2015 – $81,993)	$89,013	$84,964
Variable interest entities’ fixed maturity securities (amortized cost: 2016 – $200; 2015 – $596)	200	598
Equity securities (cost: 2016 – $260; 2015 – $226)	275	237
Trading securities	1,712	1,854
Mortgage loans on real estate	9,889	8,678
Real estate	24	17
Policy loans	2,451	2,545
Derivative investments	927	1,537
Other investments	2,230	1,778
Total investments	106,721	102,208
Cash and invested cash	2,722	3,146
Deferred acquisition costs and value of business acquired	9,134	9,510
Premiums and fees receivable	430	376
Accrued investment income	1,062	1,070
Reinsurance recoverables	5,265	5,623
Funds withheld reinsurance assets	617	629
Goodwill	2,273	2,273
Other assets	5,006	3,454
Separate account assets	128,397	123,619
Total assets	$261,627	$251,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$21,576	$20,708
Other contract holder funds	78,903	77,362
Long-term debt	5,345	5,553
Reinsurance related embedded derivatives	53	87
Funds withheld reinsurance liabilities	1,976	638
Deferred gain on business sold through reinsurance	24	98
Payables for collateral on investments	4,995	4,657
Variable interest entities’ liabilities	-	4
Other liabilities	5,880	5,565
Separate account liabilities	128,397	123,619
Total liabilities	247,149	238,291

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 226,335,105 and 243,835,893 shares
issued and outstanding as of December 31, 2016, and December 31, 2015, respectively	5,869	6,298
Retained earnings	7,043	6,474
Accumulated other comprehensive income (loss)	1,566	845
Total stockholders’ equity	14,478	13,617
Total liabilities and stockholders’ equity	$261,627	$251,908

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Insurance premiums	$2,987	$3,246	$2,988
Fee income	5,244	5,045	4,673
Net investment income	4,874	4,827	4,859
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(145)	(80)	(26)
Portion of loss recognized in other comprehensive income	43	26	10
Net other-than-temporary impairment losses on securities recognized in earnings	(102)	(54)	(16)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(237)	(97)	16
Total realized gain (loss)	(339)	(151)	-
Amortization of deferred gain on business sold through reinsurance	73	74	74
Other revenues	491	531	960
Total revenues	13,330	13,572	13,554
Expenses
Interest credited	2,564	2,508	2,532
Benefits	4,692	5,044	4,679
Commissions and other expenses	4,277	4,318	4,079
Interest and debt expense	331	272	267
Strategic digitization expense	8	-	-
Total expenses	11,872	12,142	11,557
Income (loss) from continuing operations before taxes	1,458	1,430	1,997
Federal income tax expense (benefit)	266	276	483
Income (loss) from continuing operations	1,192	1,154	1,514
Income (loss) from discontinued operations, net of federal income taxes	-	-	1
Net income (loss)	1,192	1,154	1,515
Other comprehensive income (loss), net of tax
Comprehensive income (loss)
Unrealized investment gains (losses)	709	(2,229)	1,591
Foreign currency translation adjustment	(22)	(2)	2
Funded status of employee benefit plans	34	(20)	(60)
Total other comprehensive income (loss), net of tax	721	(2,251)	1,533
Comprehensive income (loss)	$1,913	$(1,097)	$3,048

Earnings (Loss) Per Common Share – Basic
Income (loss) from continuing operations	$5.09	$4.60	$5.81
Income (loss) from discontinued operations	-	-	-
Net income (loss)	$5.09	$4.60	$5.81

Earnings (Loss) Per Common Share – Diluted
Income (loss) from continuing operations	$5.03	$4.51	$5.67
Income (loss) from discontinued operations	-	-	-
Net income (loss)	$5.03	$4.51	$5.67

Cash Dividends Declared Per Common Share	$1.04	$0.85	$0.68

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	For the Years Ended December 31,
	2016	2015	2014

Common Stock
Balance as of beginning-of-year	$6,298	$6,622	$6,876
Stock compensation/issued for benefit plans	70	88	69
Retirement of common stock/cancellation of shares	(499)	(412)	(323)
Balance as of end-of-year	5,869	6,298	6,622

Retained Earnings
Balance as of beginning-of-year	6,474	6,022	5,013
Net income (loss)	1,192	1,154	1,515
Retirement of common stock	(380)	(488)	(327)
Common stock dividends declared	(243)	(214)	(179)
Balance as of end-of-year	7,043	6,474	6,022

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	845	3,096	1,563
Other comprehensive income (loss), net of tax	721	(2,251)	1,533
Balance as of end-of-year	1,566	845	3,096
Total stockholders’ equity as of end-of-year	$14,478	$13,617	$15,740

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$1,192	$1,154	$1,515
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	143	(119)	(517)
Trading securities purchases, sales and maturities, net	168	146	309
Change in premiums and fees receivable	(54)	97	(53)
Change in accrued investment income	8	(21)	(20)
Change in future contract benefits and other contract holder funds	(1,024)	991	524
Change in reinsurance related assets and liabilities	226	(252)	(9)
Change in federal income tax accruals	69	61	229
Realized (gain) loss	339	151	-
Amortization of deferred gain on business sold through reinsurance	(73)	(74)	(74)
Proceeds from reinsurance recapture	-	-	422
Other	278	109	200
Net cash provided by (used in) operating activities	1,272	2,243	2,526

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(11,113)	(9,429)	(8,636)
Sales of available-for-sale securities	2,959	1,351	1,118
Maturities of available-for-sale securities	5,364	4,408	5,212
Purchases of alternative investments	(302)	(324)	(370)
Sales and repayments of alternative investments	238	177	238
Issuance of mortgage loans on real estate	(2,155)	(1,959)	(1,374)
Repayment and maturities of mortgage loans on real estate	942	853	1,009
Issuance and repayment of policy loans, net	92	125	8
Net change in collateral on investments and derivatives	415	578	1,052
Proceeds from sale of subsidiary/business	-	75	-
Other	(106)	(78)	(62)
Net cash provided by (used in) investing activities	(3,666)	(4,223)	(1,805)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(600)	(250)	(500)
Issuance of long-term debt, net of issuance costs	395	298	-
Payment related to early extinguishment of debt	(59)	-	-
Proceeds from sales leaseback transaction	85	47	83
Deposits of fixed account values, including the fixed portion of variable	10,053	10,769	10,388
Withdrawals of fixed account values, including the fixed portion of variable	(5,505)	(6,126)	(5,840)
Transfers to and from separate accounts, net	(1,308)	(2,474)	(2,509)
Common stock issued for benefit plans and excess tax benefits	26	47	32
Repurchase of common stock	(879)	(900)	(650)
Dividends paid to common stockholders	(238)	(204)	(170)
Net cash provided by (used in) financing activities	1,970	1,207	834

Net increase (decrease) in cash and invested cash	(424)	(773)	1,555
Cash and invested cash as of beginning-of-year	3,146	3,919	2,364
Cash and invested cash as of end-of-year	$2,722	$3,146	$3,919

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

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  Specifically, we reclassified cash flows from certain investing activities into their own respective line items within the Consolidated Statements of Cash Flows.  Previously, these amounts were reported within purchases of other investments or sales or maturities of other investments line items, as applicable, within cash flows from investing activities.  These reclassifications had no effect on net income (loss), net cash provided by (used in) investing activities, or stockholders’ equity for the prior years.

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

Trading Securities

Trading securities consist of fixed maturity and equity securities in designated portfolios, some of which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements.  Investment results for the portfolios that support Modco and CFW reinsurance arrangements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value, and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements are recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) as they occur.

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

During the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for life insurance and annuity products.  These assumptions include, but are not limited to, capital markets, investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts, and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL included on our Consolidated Balance Sheets are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change related to our expectations of future EGPs (“unlocking”).  We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our annual comprehensive review.  We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of identifiable net assets acquired as goodwill.  Goodwill is not amortized, but is reviewed at least annually for indications of value impairment, with consideration given to financial performance and other relevant factors.  We perform a two-step test in our evaluation of the carrying value of goodwill for each of our reporting units.  The results of one test on one reporting unit cannot subsidize the results of another reporting unit.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required.  In Step 2, the implied fair value of goodwill is determined for the reporting unit.  The reporting unit’s fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value; and a charge is reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss).

Other Assets and Other Liabilities

Other assets consist primarily of DSI, specifically identifiable intangible assets, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, certain reinsurance assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, debt issuance costs associated with line-of-credit arrangements, assets under capital leases and other prepaid expenses.  Other liabilities consist primarily of current and deferred taxes, pension and other employee benefit liabilities, derivative instrument liabilities, certain reinsurance payables, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, interest on borrowed funds, obligations under capital leases and other accrued expenses.

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

We issue variable annuity contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities).  We also issue variable annuity and life contracts through separate accounts that may include various types of guaranteed death benefit (“GDB”), guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features.  The GDB features include those where we contractually guarantee to the contract holder either:  return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”); or the highest contract value on any contract anniversary date through age 80.  The highest contract value is increased by purchase payments and is decreased by withdrawals subsequent to that anniversary date in the same proportion that withdrawals reduce the contract value.

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

The “market consistent scenarios” used in the determination of the fair value of the GLB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 49 million scenarios.  The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality, risk margins, maintenance expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

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

The liabilities for future contract benefits and claim reserves for UL and VUL insurance policies consist of contract account balances that accrue to the benefit of the contract holders, excluding surrender charges.  The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue.  Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.75% depending on the time of contract issue.  The investment yield assumptions for immediate and deferred paid-up annuities range from 1.25% to 12.75%.  These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends.  The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.  As of December 31, 2016 and 2015, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $59 million, $67 million and $64 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2014 through 2016 ranged from 1% to 10%.

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

Strategic Digitization Expense

Strategic digitization expense consists primarily of costs related to our enterprise-wide digitization initiative.

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

Stock-Based Compensation

In general, we expense the fair value of stock awards included in our incentive compensation plans.  As of the date our stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock.  The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in stockholders’ equity.  We classify certain stock awards as liabilities.  For these awards, the settlement value is classified as a liability on our Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period.  In accordance with our early adoption of Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, we have elected to continue applying an estimated forfeiture rate to our accrual of compensation costs.  Stock-based compensation expense is reflected in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the average common shares outstanding.  Diluted EPS is computed assuming the conversion or exercise of dilutive convertible preferred securities, nonvested stock, stock options, performance share units and warrants outstanding during the year.  Effective October 1, 2016, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  We have updated certain previously reported interim results and metrics as of January 1, 2016, in accordance with the new guidance.  The adoption of this ASU did not have a material effect on our diluted EPS calculation.

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

2.    New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new  ASUs issued by the FASB and the impact of the adoption on our financial statements:

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

This standard changed the requirements for reporting discontinued operations.  The disposal of a component of an entity must be reported as a discontinued operation if the disposal represents a strategic shift that has a major effect on an entity’s operations and financial results.  The amendments also require entities to provide new disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.

		October 1, 2014	We applied the guidance in this standard to our sale of Lincoln Financial Media Company (“LFM”) in the fourth quarter of 2014. For more information regarding our sale of LFM, see Note 3.
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
ASU 2015-02, Amendments to the Consolidation Analysis

This standard addresses consolidation accounting guidance related to limited partnerships, limited liability companies and securitization structures.  The new standard includes changes to existing consolidation models that eliminates the presumption that a general partner should consolidate a limited partnership, clarifies when fees paid to a decision maker should be a factor in the VIE consolidation evaluation and reduces the VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds.

January 1, 2016

The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.  We have provided additional financial statement disclosures related to our limited partnerships in Note 4.

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
ASU 2015-09, Disclosures about Short-Duration Contracts

This standard enhances the disclosure requirements related to short-duration insurance contracts.  The new disclosure requirements focus on providing users of financial statements with more transparent information related to short-duration contracts about an insurance entity’s (1) initial claims estimates and subsequent adjustments to those estimates, (2) methodologies and judgments in estimating claims and (3) timing, frequency and severity of claims.  Retrospective application is required for each comparative period presented, except for those requirements that apply only to the current period.

		Annual periods beginning January 1, 2016	The adoption of this ASU did not result in a change to our financial statements as we determined these additional disclosures are not material to our financial statements.
ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

Given the absence of authoritative accounting guidance in ASU 2015-03 related to debt issuance costs for line-of-credit arrangements, this standard clarifies that the Securities and Exchange Commission (SEC) Staff would not object to an entity deferring and presenting these debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.

		January 1, 2016	The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

These amendments require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than through additional paid-in capital in the equity section of the balance sheet.  The amendments also permit an employer to repurchase an employee’s shares at the maximum statutory tax rate in the employee’s applicable jurisdiction for tax withholding purposes without triggering liability accounting.  Finally, the amendments permit entities to make a one-time accounting policy election to account for forfeitures as they occur.  Specific adoption methods depend on the issue being adopted and range from prospective to retrospective adoption.  Early adoption is permitted; however, all amendments must be adopted in the same period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

Early adopted as of October 1, 2016

We recognized an income tax benefit of $8 million in federal income tax expense (benefit) in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016.  The income tax benefit includes a reclassification of $3 million from additional paid-in capital for the nine months ended September 30, 2016, as the transition guidance requires us to reflect any adjustment as of January 1, 2016.  For more information, see “Note 1 – Earnings Per Share.”

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

January 1, 2018

Our primary sources of revenues are recognized in accordance with ASC Topic 944, Financial Services – Insurance (“Topic 944”).  All contracts within the scope of Topic 944 are excluded from the scope of ASU 2014-09.  The initial phase of our adoption project indicates the revenue we report in other revenues in our Consolidated Statements of Comprehensive Income (Loss) is our primary revenue source that is within scope of this ASU.  We continue to evaluate the impact of adopting this ASU on our revenue recognition for contracts within scope.

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

January 1, 2018

We hold equity securities classified as AFS securities that are currently measured at fair value with changes in fair value recognized through OCI.  Upon adoption of this ASU, we will be required to recognize changes in fair value of our equity securities through net income.  See Note 5 for details regarding our equity securities currently classified as AFS securities.

ASU 2016-02, Leases

This standard establishes a new accounting model for leases.  Lessees will recognize most leases on the balance sheet as a right-of-use asset and a related lease liability.  The lease liability is measured as the present value of the lease payments over the lease term with the right-of-use asset measured at the lease liability amount and including adjustments for certain lease incentives and initial direct costs.  Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP.  This ASU permits a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption.  Early adoption is permitted.

January 1, 2019

We are currently identifying all of our leases that will be within the scope of this standard; as such, we continue to evaluate the quantitative impact of adopting this ASU on our Consolidated Balance Sheets. Based on our initial assessment, we do not expect there to be a significant difference in our pattern of lease expense recognition under this ASU.

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

		January 1, 2017	This amendment is not expected to have a material effect on our consolidated financial condition and results of operations.
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

		January 1, 2017	This amendment is not expected to have a material effect on our consolidated financial condition and results of operations.
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

		January 1, 2018	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations. See comments under ASU 2014-09 for more information.
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

		January 1, 2018	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations. See comments under ASU 2014-09 for more information.
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

		January 1, 2018	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations. See comments under ASU 2014-09 for more information.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-13, Measurement of Credit Losses on Financial Instruments

These amendments adopt a new model to measure and recognize credit losses for most financial assets.  The method used to measure estimated credit losses for AFS debt securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those debt securities.  The amendments will permit entities to recognize improvements in credit loss estimates on AFS debt securities by reducing the allowance account immediately through earnings.  The amendments will be adopted through a cumulative effect adjustment to the beginning balance of retained earnings as of the first reporting period in which the amendments are effective.  Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.

January 1, 2020

We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations, with a primary focus on our fixed maturity securities (see Note 5).  We currently reduce the amortized cost of the individual security when recognizing OTTI on these securities.  Upon adoption of ASU 2016-13, we will no longer reduce the amortized cost of each individual security; rather we will establish a valuation allowance, and any declines or improvements in credit quality will be recognized through the valuation allowance.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

These amendments clarify the classification of eight specific cash flow issues in an entity’s statement of cash flows where it was determined by the FASB that there is diversity in practice.  Early adoption of the amendments is permitted, and retrospective transition is required for each period presented in the statement of cash flows.

		January 1, 2018	We are currently evaluating these disclosure requirements and will amend classifications in our Consolidated Statements of Cash Flows upon adoption as applicable.
ASU 2016-16, Intra-Entity Asset Transfers Other Than Inventory

This amendment requires an entity to recognize current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs, thereby eliminating the current GAAP exception that prohibits the recognition of income taxes until the asset has been sold to an outside party.  Early adoption is permitted as of the beginning of the annual reporting period for which financial statements have not been issued.

		January 1, 2018	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.
ASU 2016-18, Restricted Cash

This amendment requires that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  Early adoption is permitted using a retrospective transition method applied to each period presented.

		January 1, 2018	We will provide these additional disclosures in our Consolidated Statements of Cash Flows upon the adoption date as applicable.
ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

These amendments clarify 13 issues related to the adoption of ASU 2014-09.  The most significant issue of these amendments for us is the clarification that all contracts within the scope of Topic 944 are excluded from the scope of ASU 2014-09, rather than just insurance contracts as described in ASU 2014-09.  Transition requirements are consistent with ASU 2014-09.

		January 1, 2018	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations. See comments under ASU 2014-09 for more information.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2017-04, Simplifying the Test for Goodwill Impairment

These amendments eliminate the requirement in current GAAP to perform Step 2 of the goodwill impairment test in favor of only applying Step 1.  Under Step 1, the fair value of the reporting unit is compared with its carrying value, and an impairment charge is recognized when the carrying value exceeds the reporting unit’s fair value.  An entity still has the option to first perform a qualitative assessment of an individual reporting unit to determine if the quantitative assessment in Step 1 is necessary.  ASU 2017-04 should be adopted prospectively, and early adoption is permitted on impairment testing dates after January 1, 2017.

		Impairment tests performed after January 1, 2020	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

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

As a result of consolidating the CLNs, we also consolidate the derivative instruments in the CLN structures.  The credit default swaps create variability in the CLN structures and expose the note holders to the credit risk of the referenced portfolio.  The contingent forward contract transfers a portion of the loss in the underlying fixed maturity corporate asset-backed credit card loan securities back to the counterparty after credit losses reach our attachment point.

The following summarizes information regarding the CLN structures (dollars in millions) as of December 31, 2016:

Amount and
Date of Issuance
$200
April
2007
Original attachment point (subordination)	2.05%
Current attachment point (subordination)	1.48%
Maturity	3/20/2017
Current rating of tranche	BB
Current rating of underlying reference obligations	AAA - CCC
Number of defaults in underlying reference obligations	2
Number of entities	99
Number of countries	21

As of December 2016, our $400 million CLN matured, and we no longer reflect the assets and liabilities associated with the VIE on our Consolidated Balance Sheets or recognize the results of operations of this VIE on our Consolidated Statements of Comprehensive Income (Loss).  We did not incur any principal losses under the CLN structure, and we no longer have any exposure to losses related to this VIE.

There has been no event of default on the remaining CLN.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt instruments, our maximum principal loss is limited to our original investment.

The following summarizes the exposure of the CLN structure’s underlying reference portfolios by industry and rating as of December 31, 2016:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	0.0%	3.0%	7.1%	2.0%	0.0%	0.0%	0.0%	12.1%
Telecommunications	0.0%	1.0%	2.0%	3.1%	1.0%	0.0%	0.0%	7.1%
Oil and gas	1.0%	3.0%	0.0%	5.1%	1.0%	1.0%	0.0%	11.1%
Utilities	0.0%	0.0%	3.0%	4.1%	0.0%	0.0%	0.0%	7.1%
Chemicals and plastics	0.0%	0.0%	3.1%	1.0%	1.0%	0.0%	0.0%	5.1%
Drugs	1.0%	0.0%	2.0%	0.0%	0.0%	0.0%	0.0%	3.0%
Retailers (except food
and drug)	0.0%	0.0%	3.0%	1.0%	0.0%	0.0%	0.0%	4.0%
Industrial equipment	0.0%	0.0%	3.1%	2.0%	0.0%	0.0%	0.0%	5.1%
Sovereign	0.0%	2.1%	3.0%	2.0%	1.0%	0.0%	0.0%	8.1%
Conglomerates	0.0%	1.0%	2.0%	0.0%	0.0%	0.0%	0.0%	3.0%
Forest products	0.0%	0.0%	0.0%	0.0%	1.0%	0.0%	0.0%	1.0%
Other	0.0%	1.0%	9.1%	12.1%	8.1%	2.0%	1.0%	33.3%
Total	2.0%	11.1%	37.4%	32.4%	13.1%	3.0%	1.0%	100.0%

Reinsurance Related Notes

In July 2013, we formed a new limited liability company, Lincoln Financial Limited Liability Company I (“LFLLCI”), and we became the sole equity owner of LFLLCI through our capital contribution.  The activities of LFLLCI relate solely to our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and are primarily to acquire, hold and issue notes with LRCVV as well as pay and collect interest on the notes.  LFLLCI holds a surplus note issued by LRCVV that had an outstanding principal balance of $533 million as of December 31, 2016.  LFLLCI issued a long-term note to LRCVV that has a principal balance that moves concurrently with any variability in the face amount of the surplus note LFLLCI received from LRCVV.  We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2016			As of December 31, 2015
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans (1)	N/A	$-	$200	N/A	$-	$598
Total return swap	1	533	-	1	479	-
Credit default swaps	1	200	-	-	-	-
Total assets	2	$733	$200	1	$479	$598

Liabilities
Non-qualifying hedges:
Credit default swaps	-	$-	$-	2	$600	$4
Contingent forwards	1	-	-	2	-	-
Total liabilities (2)	1	$-	$-	4	$600	$4

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in variable interest entities’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity AFS securities for these VIEs, see Note 5.

As described more fully in Note 1, we regularly review our investment holdings for OTTI.  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of December 31, 2016.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2016	2015
Non-Qualifying Hedges
Credit default swaps	$4	$9
Contingent forwards	-	-
Total non-qualifying hedges (1)	$4	$9

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

Effective September 30, 2014, we terminated our $500 million long-term senior note financing arrangement and entered into a new transaction with the same non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments.  Under this new transaction, we issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries.  The outstanding principal balance of this long-term senior note was $809 million as of December 31, 2016, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.  The

VIE has entered into a total return swap with an unaffiliated third-party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Effective October 1, 2015, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, issued a long-term surplus note for $275 million to a non-affiliated VIE in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note was $474 million as of December 31, 2016, and is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the long-term surplus note provide us with a set-off right with the corporate bond AFS securities we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”), including qualified affordable housing projects, that we have concluded are VIEs.  We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs.  Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs.

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.3 billion and $1.2 billion as of December 31, 2016 and 2015, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $37 million and $47 million as of December 31, 2016 and 2015, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were $3 million and less than $1 million for the years ended December 31, 2016 and 2015, respectively.  Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of December 31, 2016.

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2016
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$73,275	$4,754	$970	$(5)	$77,064
ABS	1,047	39	14	(13)	1,085
U.S. government bonds	384	37	2	-	419
Foreign government bonds	449	58	1	-	506
RMBS	3,534	147	73	(6)	3,614
CMBS	345	8	4	(1)	350
CLOs	742	1	3	(4)	744
State and municipal bonds	3,929	718	20	-	4,627
Hybrid and redeemable preferred securities	582	70	48	-	604
VIEs’ fixed maturity securities	200	-	-	-	200
Total fixed maturity securities	84,487	5,832	1,135	(29)	89,213
Equity securities	260	19	4	-	275
Total AFS securities	$84,747	$5,851	$1,139	$(29)	$89,488

	As of December 31, 2015
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$70,993	$3,924	$1,984	$2	$72,931
ABS	1,064	41	17	(13)	1,101
U.S. government bonds	386	45	2	-	429
Foreign government bonds	464	61	1	-	524
RMBS	3,566	186	36	(12)	3,728
CMBS	364	10	2	(4)	376
CLOs	588	1	3	(3)	589
State and municipal bonds	3,806	686	12	-	4,480
Hybrid and redeemable preferred securities	762	88	44	-	806
VIEs’ fixed maturity securities	596	2	-	-	598
Total fixed maturity securities	82,589	5,044	2,101	(30)	85,562
Equity securities	226	17	6	-	237
Total AFS securities	$82,815	$5,061	$2,107	$(30)	$85,799

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2016, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,862	$2,904
Due after one year through five years	18,598	19,522
Due after five years through ten years	17,655	18,001
Due after ten years	39,504	42,793
Subtotal	78,619	83,220
Structured securities (ABS, MBS, CLOs)	5,868	5,993
Total fixed maturity AFS securities	$84,487	$89,213

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2016
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$15,820	$569	$3,187	$403	$19,007	$972
ABS	201	4	298	25	499	29
U.S. government bonds	18	2	-	-	18	2
Foreign government bonds	29	1	-	-	29	1
RMBS	989	58	392	23	1,381	81
CMBS	190	4	19	2	209	6
CLOs	259	3	25	-	284	3
State and municipal bonds	227	12	47	8	274	20
Hybrid and redeemable
preferred securities	76	4	143	44	219	48
Total fixed maturity securities	17,809	657	4,111	505	21,920	1,162
Equity securities	4	2	44	2	48	4
Total AFS securities	$17,813	$659	$4,155	$507	$21,968	$1,166

Total number of AFS securities in an unrealized loss position						1,744

	As of December 31, 2015
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$20,380	$1,364	$2,383	$623	$22,763	$1,987
ABS	213	4	274	29	487	33
U.S. government bonds	15	2	-	-	15	2
Foreign government bonds	37	1	-	-	37	1
RMBS	627	21	371	22	998	43
CMBS	116	2	11	2	127	4
CLOs	271	2	49	1	320	3
State and municipal bonds	129	8	27	4	156	12
Hybrid and redeemable
preferred securities	38	1	148	43	186	44
Total fixed maturity securities	21,826	1,405	3,263	724	25,089	2,129
Equity securities	47	6	-	-	47	6
Total AFS securities	$21,873	$1,411	$3,263	$724	$25,136	$2,135

Total number of AFS securities in an unrealized loss position						2,007

For information regarding our investments in VIEs, see Note 4.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2016
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$174	$52	$2	19
Nine months or greater, but less than twelve months	1	1	-	2
Twelve months or greater	364	167	10	62
Total	$539	$220	$12	83

	As of December 31, 2015
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1,584	$701	$2	138
Six months or greater, but less than nine months	76	85	-	19
Nine months or greater, but less than twelve months	39	38	-	2
Twelve months or greater	153	83	15	60
Total	$1,852	$907	$17	219

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased $969  million for the year ended December 31, 2016.  As discussed further below, we believe the unrealized loss position as of December 31, 2016, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2016, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2016, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each security.

As of December 31, 2016, the unrealized losses associated with our MBS and ABS were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of December 31, 2016, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Balance as of beginning-of-year	$382	$380	$404
Increases attributable to:
Credit losses on securities for which an OTTI
was not previously recognized	84	19	4
Credit losses on securities for which an OTTI
was previously recognized	17	16	16
Decreases attributable to:
Securities sold, paid down or matured	(53)	(33)	(44)
Balance as of end-of-year	$430	$382	$380

During 2016, 2015 and 2014, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of December 31, 2016
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$80	$5	$85	$77
ABS	212	13	225	112
RMBS	332	6	338	194
CMBS	29	1	30	39
CLOs	11	4	15	5
State and municipal bonds	2	-	2	3
Total	$666	$29	$695	$430

	As of December 31, 2015
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$31	$(2)	$29	$28
ABS	199	13	212	108
RMBS	365	12	377	193
CMBS	34	4	38	48
CLOs	11	3	14	5
Total	$640	$30	$670	$382

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2016	2015
Fixed maturity securities:
Corporate bonds	$1,360	$1,416
ABS	19	25
U.S. government bonds	164	221
Foreign government bonds	23	25
RMBS	97	104
CMBS	2	4
CLOs	6	10
State and municipal bonds	18	18
Hybrid and redeemable preferred securities	23	31
Total trading securities	$1,712	$1,854

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2016, 2015 and 2014, was $(3) million, $(100) million and $45 million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 20% and 21%, respectively, and Texas, which accounted for 11% and 10%, respectively, of mortgage loans on real estate as of December 31, 2016 and 2015.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31,
	2016	2015
Current	$9,888	$8,677
60 to 90 days past due	-	-
Greater than 90 days past due	2	-
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Unamortized premium (discount)	1	3
Total carrying value	$9,889	$8,678

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of December 31,
	2016	2015
Number of impaired mortgage loans on real estate	2	2

Principal balance of impaired mortgage loans on real estate	$7	$8
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Carrying value of impaired mortgage loans on real estate	$5	$6

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	As of December 31,
	2016	2015	2014
Balance as of beginning-of-year	$2	$3	$3
Additions	1	-	-
Charge-offs, net of recoveries	(1)	(1)	-
Balance as of end-of-year	$2	$2	$3

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Average carrying value for impaired mortgage loans on real estate	$7	$17	$24
Interest income recognized on impaired mortgage loans on real estate	-	1	2
Interest income collected on impaired mortgage loans on real estate	-	1	2

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of December 31, 2016			As of December 31, 2015
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$8,709	88.0%	2.16	$7,718	88.9%	2.06
65% to 74%	1,009	10.2%	1.87	653	7.5%	1.60
75% to 100%	166	1.7%	0.82	301	3.5%	0.83
Greater than 100%	5	0.1%	1.04	6	0.1%	1.05
Total mortgage loans on real estate	$9,889	100.0%		$8,678	100.0%

Alternative Investments

As of December 31, 2016 and 2015, alternative investments included investments in 202 and 190 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Fixed maturity AFS securities	$4,138	$4,079	$4,041
Equity AFS securities	11	9	9
Trading securities	100	107	125
Mortgage loans on real estate	422	395	378
Real estate	2	4	7
Policy loans	140	152	155
Invested cash	14	3	2
Commercial mortgage loan prepayment
and bond make-whole premiums	120	105	138
Alternative investments	75	88	130
Consent fees	5	5	2
Other investments	5	5	(11)
Investment income	5,032	4,952	4,976
Investment expense	(158)	(125)	(117)
Net investment income	$4,874	$4,827	$4,859

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For The Years Ended December 31,
	2016	2015	2014
Fixed maturity AFS securities: (1)
Gross gains	$70	$43	$29
Gross losses	(234)	(99)	(23)
Equity AFS securities:
Gross gains	7	3	5
Gross losses	(1)	-	-
Gain (loss) on other investments	(68)	(9)	3
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(24)	(26)	(32)
Total realized gain (loss) related to certain investments, pre-tax	$(250)	$(88)	$(18)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(80)	$(45)	$(1)
ABS	(5)	(7)	(10)
RMBS	(11)	(7)	(8)
CMBS	(2)	(1)	(1)
State and municipal bonds	(3)	-	-
Total fixed maturity securities	(101)	(60)	(20)
Equity securities	(1)	-	-
Gross OTTI recognized in net income (loss)	(102)	(60)	(20)
Associated amortization of DAC, VOBA, DSI and DFEL	-	6	4
Net OTTI recognized in net income (loss), pre-tax	$(102)	$(54)	$(16)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$55	$30	$12
Change in DAC, VOBA, DSI and DFEL	(12)	(4)	(2)
Net portion of OTTI recognized in OCI, pre-tax	$43	$26	$10

Determination of Credit Losses on Corporate Bonds and ABS

As of December 31, 2016 and 2015, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2016 and 2015, 95% and 96%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2016 and 2015, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.8 billion and $3.6 billion, respectively, and a fair value of $3.7 billion and $3.3 billion, respectively.  As of December 31, 2016 and 2015, 96% of the fair value of our ABS portfolio was rated investment grade.  As of December 31, 2016 and 2015, the portion of our ABS portfolio rated below investment grade had an amortized cost of $91 million and $107 million, respectively, and a fair value of $75 million and $92 million, respectively.  Based upon the analysis discussed above, we believed as of December 31, 2016 and 2015, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of December 31, 2016 and 2015, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of December 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$894	$894	$1,387	$1,387
Securities pledged under securities lending agreements (2)	216	209	242	231
Securities pledged under repurchase agreements (3)	535	589	673	739
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,350	4,947	2,355	3,391
Total payables for collateral on investments	$4,995	$6,639	$4,657	$5,748

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
Collateral payable for derivative investments	$(493)	$(286)	$1,035
Securities pledged under securities lending agreements	(26)	38	20
Securities pledged under repurchase agreements	(138)	66	77
Securities pledged for Term Asset-Backed Securities Loan Facility	-	-	(36)
Investments pledged for FHLBI	995	430	75
Total increase (decrease) in payables for collateral on investments	$338	$248	$1,171

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of December 31, 2016
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$389	$146	$535
Total	-	-	389	146	535
Securities Lending
Corporate bonds	212	-	-	-	212
Foreign government bonds	4	-	-	-	4
Total	216	-	-	-	216
Total gross secured borrowings	$216	$-	$389	$146	$751

	As of December 31, 2015
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$275	$148	$423
RMBS	-	-	-	250	250
Total	-	-	275	398	673
Securities Lending
Corporate bonds	242	-	-	-	242
Total	242	-	-	-	242
Total gross secured borrowings	$242	$-	$275	$398	$915

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge.  As of December 31, 2016, the fair value of all collateral received that we are permitted to sell or re-pledge was $171 million.  As of December 31, 2016, we have not sold or re-pledged this collateral.

Investment Commitments

As of December 31, 2016, our investment commitments were $1.2 billion, which included $741 million of LPs, $183 million of private placement securities and $261 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2016 and 2015, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.5 billion and $1.8 billion, respectively, or 1% and 2%, respectively, of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $1.1 billion and $1.2 billion, respectively, or 1% of our invested assets portfolio.    These concentrations include both AFS and trading securities.

As of December 31, 2016 and 2015, our most significant investments in one industry were our investment securities in the consumer non-cyclical industry with a fair value of $13.7 billion and $12.0 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio, and our investment securities in the utilities industry with a fair value of $13.2 billion and $12.8 billion, respectively, or 12% and 13%, respectively, of our invested assets portfolio.  These concentrations include both AFS and trading securities.

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

Credit Contracts

We use derivative instruments as part of our credit risk management strategy that are economic hedges and include:

Credit Default Swaps – Buying Protection

We use credit default swaps to hedge the liability exposure on certain options in variable annuity products.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2016			As of December 31, 2015
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,552	$68	$122	$2,937	$192	$46
Foreign currency contracts (1)	1,177	153	10	910	84	2
Total cash flow hedges	4,729	221	132	3,847	276	48
Fair value hedges:
Interest rate contracts (1)	1,512	258	182	1,529	269	198
Non-Qualifying Hedges
Interest rate contracts (1)	70,290	985	701	71,898	1,088	330
Foreign currency contracts (1)	14	-	-	74	-	-
Equity market contracts (1)	28,315	541	616	27,882	680	269
Credit contracts (2)	66	-	-	103	-	9
Embedded derivatives:
GLB reserves (2)	-	-	371	-	-	953
Reinsurance related (3)	-	-	53	-	-	87
Indexed annuity and IUL contracts (4)	-	-	1,139	-	-	1,100
Total derivative instruments	$104,926	$2,005	$3,194	$105,333	$2,313	$2,994

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2016
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$11,102	$25,530	$23,164	$14,345	$1,213	$75,354
Foreign currency contracts (2)	50	109	346	686	-	1,191
Equity market contracts	15,924	9,369	1,872	17	1,133	28,315
Credit contracts	50	16	-	-	-	66
Total derivative instruments
with notional amounts	$27,126	$35,024	$25,382	$15,048	$2,346	$104,926

(1)	As of December 31, 2016, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of December 31, 2016, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2045.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$132	$139	$256
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(205)	(258)	(286)
Foreign currency contracts	(10)	17	36
Change in foreign currency exchange rate adjustment	96	48	50
Change in DAC, VOBA, DSI and DFEL	3	2	2
Income tax benefit (expense)	41	66	69
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	5	(190)	(22)
Interest rate contracts (2)	(10)	1	3
Interest rate contracts (3)	1	-	-
Foreign currency contracts (1)	11	6	-
Foreign currency contracts (3)	7	-	-
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	1	1
Income tax benefit (expense)	(5)	64	6
Balance as of end-of-year	$49	$132	$139

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$5	$8	$(22)
Interest rate contracts (2)	(10)	1	-
Interest rate contracts (3)	1	-	-
Foreign currency contracts (1)	11	6	-
Foreign currency contracts (3)	7	-	-
Total cash flow hedges	14	15	(22)
Fair value hedges:
Interest rate contracts (1)	(28)	(30)	-
Interest rate contracts (2)	32	32	35
Interest rate contracts (3)	16	(198)	-
Total fair value hedges	20	(196)	35
Non-Qualifying Hedges
Interest rate contracts (3)	181	304	1,303
Foreign currency contracts (3)	(14)	(11)	(8)
Equity market contracts (3)	(1,253)	(118)	(215)
Equity market contracts (4)	12	1	11
Credit contracts (3)	(5)	(6)	(1)
Embedded derivatives:
GLB reserves (3)	582	(779)	(1,391)
Reinsurance related (3)	34	63	(42)
Indexed annuity and IUL contracts (3)	(120)	(57)	(210)
Total derivative instruments	$(549)	$(784)	$(540)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Offset to net investment income	$16	$14	$(22)
Offset to realized gain (loss)	8	-	-
Offset to interest and debt expense	(10)	1	4

As of December 31, 2016,  $7 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2016 and 2015, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of December 31, 2016
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
3/20/2017 (3)	(4)	(5)	BBB+	2	$-	$40
				2	$-	$40

As of December 31, 2015
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	2	$(2)	$45
3/20/2017 (3)	(4)	(5)	BBB-	3	(7)	58
				5	$(9)	$103

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody's, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of our credit default swaps.
(3)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	December 31,	December 31,
	2016	2015
Maximum potential payout	$40	$103
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$40	$103

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post less than $1 million of collateral as of December 31, 2016.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR.  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held.  As of December 31, 2016, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December 31, 2016, our exposure was $5 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2016		As of December 31, 2015
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$53	$(32)	$92	$-
A+	10	(217)	67	-
A	466	(381)	866	(143)
A-	67	-	11	-
BBB+	298	-	351	-
	$894	$(630)	$1,387	$(143)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2016
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,470	$-	$1,470
Gross amounts offset	(543)	-	(543)
Net amount of assets	927	-	927
Gross amounts not offset:
Cash collateral	(894)	-	(894)
Net amount	$33	$-	$33

Financial Liabilities
Gross amount of recognized liabilities	$1,089	$1,563	$2,652
Gross amounts offset	(536)	-	(536)
Net amount of liabilities	553	1,563	2,116
Gross amounts not offset:
Cash collateral	(630)	-	(630)
Net amount	$(77)	$1,563	$1,486

	As of December 31, 2015
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,250	$-	$2,250
Gross amounts offset	(713)	-	(713)
Net amount of assets	1,537	-	1,537
Gross amounts not offset:
Cash collateral	(1,387)	-	(1,387)
Net amount	$150	$-	$150

Financial Liabilities
Gross amount of recognized liabilities	$139	$2,140	$2,279
Gross amounts offset	(61)	-	(61)
Net amount of liabilities	78	2,140	2,218
Gross amounts not offset:
Cash collateral	(143)	-	(143)
Net amount	$(65)	$2,140	$2,075

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Current	$88	$212	$220
Deferred	178	64	263
Federal income tax expense (benefit)	$266	$276	$483

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Tax rate times pre-tax income	$510	$501	$700
Effect of:
Tax-preferred investment income	(196)	(197)	(185)
Tax credits	(28)	(26)	(27)
Change in uncertain tax positions	(14)	(2)	(16)
Excess tax benefits from share-based
compensation	(8)	-	-
Other items	2	-	11
Federal income tax expense (benefit)	$266	$276	$483
Effective tax rate	18%	19%	24%

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss).  The tax-preferred investment income relates primarily to the separate account dividends-received deduction.  The separate account dividends-received deduction benefit was $182 million,  $192 million and $163 million for the years ended December 31, 2016,  2015 and 2014.    Tax benefits for uncertain tax positions for the year ended December 31, 2016, were primarily attributable to the release of reserves associated with prior tax years that closed during 2016.  A tax benefit was also recorded for the year ended December 31, 2016, in association with the early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  For more information, see Note 2.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2016	2015
Current	$4	$(136)
Deferred	(2,463)	(1,867)
Total federal income tax asset (liability)	$(2,459)	$(2,003)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2016	2015
Deferred Tax Assets
Future contract benefits and other contract holder funds	$1,286	$1,494
Deferred gain on business sold through reinsurance	8	35
Reinsurance related embedded derivative asset	19	31
Compensation and benefit plans	309	265
Net operating loss carryforwards	-	12
Tax credits	85	33
Other	133	205
Total deferred tax assets	$1,840	$2,075
Deferred Tax Liabilities
DAC	$1,986	$2,064
VOBA	312	313
Net unrealized gain on AFS securities	1,646	1,116
Net unrealized gain on trading securities	68	70
Intangibles	20	117
Investment activity	108	105
Other	163	157
Total deferred tax liabilities	$4,303	$3,942
Net deferred tax asset (liability)	$(2,463)	$(1,867)

As of December 31, 2016,  we had $85 million of alternative minimum tax credits that are not subject to expiration.  Although realization is not assured, management believes that it is more likely than not that we will realize the benefits of our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

As of December 31, 2016 and 2015,  $1 million and $13 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our income tax expense and our effective tax rate.  We are not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2016	2015
Balance as of beginning-of-year	$13	$15
Increases for prior year tax positions	-	-
Decreases for prior year tax positions	-	(2)
Increases for current year tax positions	1	-
Decreases for settlements with taxing authorities	(1)	-
Decreases for expiring statutes	(12)	-
Balance as of end-of-year	$1	$13

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2016,  2015 and 2014, we recognized interest and penalty expense (benefit) related to uncertain tax positions of $(3) million, zero and $(10) million, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of zero and $3 million as of December 31, 2016 and 2015, respectively.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities.  We are currently not under examination by the Internal Revenue Service; however, tax years 2013 and forward remain open.  We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Balance as of beginning-of-year	$8,617	$7,558	$7,695
Business acquired (sold) through reinsurance	-	38	-
Deferrals	1,344	1,490	1,537
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(981)	(879)	(988)
Unlocking	(276)	(238)	17
Adjustment related to realized (gains) losses	22	(15)	(31)
Adjustment related to unrealized (gains) losses	(483)	663	(672)
Balance as of end-of-year	$8,243	$8,617	$7,558

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Balance as of beginning-of-year	$893	$649	$1,191
Business acquired (sold) through reinsurance	-	(22)	2
Deferrals	3	8	9
Amortization:
Amortization, excluding unlocking	(108)	(129)	(186)
Unlocking	36	(82)	(21)
Accretion of interest (1)	52	56	64
Adjustment related to realized (gains) losses	(2)	(1)	(1)
Adjustment related to unrealized (gains) losses	17	414	(409)
Balance as of end-of-year	$891	$893	$649

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2016, was as follows:

2017	$60
2018	59
2019	69
2020	73
2021	73

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Balance as of beginning-of-year	$256	$240	$267
Deferrals	24	29	13
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(32)	(33)	(38)
Unlocking	(2)	2	2
Adjustment related to realized (gains) losses	(1)	(1)	(4)
Adjustment related to unrealized (gains) losses	(2)	19	-
Balance as of end-of-year	$243	$256	$240

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Balance as of beginning-of-year	$1,952	$1,401	$1,938
Deferrals	631	539	402
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(365)	(308)	(335)
Unlocking	(63)	(68)	(50)
Adjustment related to realized (gains) losses	(3)	(4)	(6)
Adjustment related to unrealized (gains) losses	(278)	392	(548)
Balance as of end-of-year	$1,874	$1,952	$1,401

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2016	2015	2014
Direct insurance premiums and fee income	$9,551	$9,529	$9,064
Reinsurance assumed	93	73	7
Reinsurance ceded	(1,413)	(1,311)	(1,410)
Total insurance premiums and fee income	$8,231	$8,291	$7,661

Direct insurance benefits	$6,195	$6,420	$6,127
Reinsurance recoveries netted against benefits	(1,503)	(1,376)	(1,448)
Total benefits	$4,692	$5,044	$4,679

Our insurance companies cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management.

As of December 31, 2016, the policy for our reinsurance program was to retain up to $20 million on a single insured life.  As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2016.  As of December 31, 2016, approximately 41% of our total individual life in-force amount is reinsured.  Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2016, the reserves associated with these reinsurance arrangements totaled $571 million.

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers.  Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $5.3 billion and $5.6 billion as of December 31, 2016 and 2015, respectively.  Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions.  As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements and thereby represents our largest reinsurance exposure.  As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.1 billion and $2.4 billion as of December 31, 2016 and 2015, respectively.  Swiss Re has funded a trust, with a balance of $2.6 billion as of December 31, 2016, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2016, included $495 million and $47 million, respectively, related to the business sold to Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions with Swiss Re as a deferred gain on business sold through reinsurance on our Consolidated Balance Sheets.  The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years from the date of sale.  We amortized $48 million, after-tax, of deferred gain on business sold through reinsurance during 2016,  2015 and 2014, respectively.

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

	For the Year Ended December 31, 2016
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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2016		As of December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$43	$100	$39
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	5	-
Total	$105	$43	$105	$39

(1)	No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2016, was as follows:

2017	$4
2018	4
2019	4
2020	4
2021	4
Thereafter	37

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2016 (1)	2015 (1)
Return of Net Deposits
Total account value	$87,707	$85,345
Net amount at risk (2)	824	1,201
Average attained age of contract holders	63 years	63 years

Minimum Return
Total account value	$105	$111
Net amount at risk (2)	22	24
Average attained age of contract holders	75 years	75 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,605	$24,659
Net amount at risk (2)	782	1,345
Average attained age of contract holders	69 years	69 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Years Ended December 31,
	2016	2015	2014
Balance as of beginning-of-year	$115	$89	$73
Changes in reserves	34	52	34
Benefits paid	(39)	(26)	(18)
Balance as of end-of-year	$110	$115	$89

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2016	2015
Asset Type
Domestic equity	$52,244	$48,362
International equity	17,396	18,382
Bonds	27,532	26,492
Money market	12,010	13,057
Total	$109,182	$106,293

Percent of total variable annuity separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of December 31, 2016 and 2015.  UL and VUL products with secondary guarantees represented 33% of total sales for the years ended December 31, 2016 and 2015, and 39% for the year ended December 31, 2014.

12.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2016	2015
Long-Term Debt, Excluding Current Portion
Senior notes:
LIBOR + 3 bps notes, due 2017 (1)	$-	$250
7.00% notes, due 2018	200	200
LIBOR + 110 bps loan, due 2018	250	250
8.75% notes, due 2019 (2)	287	487
6.25% notes, due 2020 (2)	300	300
4.85% notes, due 2021 (2)	300	300
4.20% notes, due 2022 (2)	300	300
4.00% notes, due 2023 (2)	350	350
3.35% notes, due 2025 (2)	300	300
3.63% notes, due 2026 (2)	400	-
6.15% notes, due 2036 (2)	348	498
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
Total senior notes	3,910	4,110

Capital securities:
7.00%, due 2066	722	722
6.05%, due 2067	491	491
Total capital securities	1,213	1,213
Unamortized premiums (discounts)	(9)	(12)
Unamortized debt issuance costs	(27)	(29)
Fair value hedge – interest rate swap agreements	258	271
Total unamortized premiums (discounts), unamortized debt
issuance costs and fair value hedge on interest rate swap agreements	222	230
Total long-term debt	$5,345	$5,553

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

Details underlying the recognition of a gain (loss) on the extinguishment of debt (in millions) reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Principal balance outstanding prior to payoff (1)	$350	$-	$-
Unamortized debt issuance costs and discounts prior to payoff	(3)	-	-
Amount paid to retire debt	(410)	-	-
Gain (loss) on extinguishment of debt, pre-tax	$(63)	$-	$-

(1)	During the fourth quarter of 2016, we repurchased $200 million of our 8.75% senior notes due 2019 and $150 million of our 6.15% senior notes due 2036.

Future principal payments due on long-term debt (in millions) as of December 31, 2016, were as follows:

2018	$450
2019	287
2020	300
2021	300
Thereafter	3,786
Total	$5,123

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed-rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), and LOCs (in millions) were as follows:

		As of December 31, 2016
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	Jun-2021	$2,500	$342
LOC facility (1)	Dec-2019	350	350
LOC facility (2)	Mar-2023	110	110
LOC facility (1)	Mar-2023	924	924
LOC facility (1)	Aug-2031	990	907
LOC facility (1)	Oct-2031	1,029	1,023
Total		$5,903	$3,656

(1)	Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.
(2)

We entered into an irrevocable LOC facility agreement with a third-party lender supporting certain fees owed to another third-party lender that automatically renews on an annual basis, unless not extended by the third-party upon 30 days’ notice.

On June 30, 2016, we refinanced our existing credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for the issuance of LOCs of up to $2.5 billion and borrowing of up to $2.5 billion, $1.75 billion of which is available only to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of June 30, 2021.  The LOCs under the facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business.

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

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2016, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid.  Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of December 31, 2016, we were in compliance with all such covenants.

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

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events no longer existed.  Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities nor will a nonpayment of interest unless it lasts for 10 consecutive years, although such breaches may result in monetary damages to the holders of the capital securities.  As of December 31, 2016, we were in compliance with all such covenants.

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

LNC is involved in various pending or threatened legal or regulatory proceedings, including purported class actions, arising from the conduct of business both in the ordinary course and otherwise.  In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought.  Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief.  Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court.  In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding verdicts obtained in the jurisdiction for similar matters.  This variability in pleadings, together with the actual experiences of LNC in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2016.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of December 31, 2016, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16cv00827, is a putative class action that was served on LNL on June 8, 2016.  Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for cost of insurance than permitted by the policy.  Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders.  We are vigorously defending this matter.

Helen Hanks v. The Lincoln Life and Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 16cv6399, is a putative class action that was served on LLANY on August 12, 2016.  Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result.  Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to cost of insurance rate increases in 2016 and seeks damages on their behalf.  We are vigorously defending this matter.

Bharwani, et al. v. Lincoln National Corporation and Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 16-cv-06605, is a putative class action filed on December 23, 2016.  Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now Lincoln).  Plaintiffs allege that Lincoln and LNL breached the terms of policyholders’ contracts when they increased cost of insurance rates beginning in September 2016.  Plaintiffs seek to represent three classes of policyowners and seek damages on their behalf.  We are vigorously defending this matter.

Mukamal, et al. v. Lincoln National Life Insurance Company and Lincoln National Corporation, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 17-cv-00234, is a putative class action filed on January 17, 2017.  This action is substantially similar to a lawsuit filed in the U.S. District Court for the Southern District of Florida in December 2016 that was subsequently dismissed.  Plaintiffs, Barry Mukamal, as Trustee for the Mutual Benefits Keep Policy Trust, and Milgram Investments, LP, own universal life insurance policies originally issued by Jefferson-Pilot (now Lincoln).  Plaintiffs allege that Lincoln and LNL breached the terms of policyholders’ contracts when they increased cost of insurance rates beginning in September 2016.  Plaintiffs seek to represent three classes of policyowners and seek damages on their behalf.  We are vigorously defending this matter.

US Life 1 Renditefonds GmbH & Co. Kg and US Life 2 Renditefonds GmbH & Co. Kg v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:17-cv-00307, is a putative class action filed on January 20, 2017.  Plaintiffs own Legend Series universal life insurance policies originally issued by Jefferson-Pilot (now Lincoln).  Plaintiffs allege that Lincoln breached the terms of policyholders’ contracts when it increased cost of insurance rates beginning in 2016.  Plaintiffs seek to represent two classes of policyowners and seek damages on their behalf.  We are vigorously defending this matter.

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Central District of California, No. 2:17-cv-00817, is a civil action filed on February 1, 2017.  Plaintiffs own Legend Series universal life insurance policies originally issued by Jefferson-Pilot (now Lincoln).  Plaintiffs allege that Lincoln breached the terms of policyholders’ contracts when it increased cost of insurance rates beginning in 2016.  We are vigorously defending this matter.

Swenson, et al. v. The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Lincoln National Corporation, Voya Retirement Insurance and Annuity Company, and Voya Financial, Inc., pending in the U.S. District Court for the Eastern District of Washington, No. 2:17-cv-00048, is a putative class action filed on February 1, 2017.  Plaintiffs own universal life insurance policies originally issued by Aetna (now Voya).  Plaintiffs allege that Lincoln breached the terms of policyholders’ contracts when it increased cost of insurance rates beginning in 2016.  Plaintiffs seek to represent multiple subclasses of policy owners and seek damages on their behalf.  We are vigorously defending this matter.

Commitments

Operating Leases

Certain subsidiaries of ours lease their home office properties.  In 2006, we exercised the right and option to extend the Fort Wayne lease for two extended terms such that the lease shall expire in 2019.  We retain our right and option to exercise the remaining four extended terms of five years each in accordance with the lease agreement.  These agreements also provide us with the right of first refusal to purchase the properties at a price defined in the agreements and the option to purchase the leased properties at fair market value on the last day of any renewal period.  In 2012, we exercised the right and option to extend the Hartford lease for one extended term such that the lease shall expire in 2018.  In 2016, we renegotiated this lease with a new term expiring in 2028.  During 2007, we moved our corporate headquarters to Radnor, Pennsylvania from Philadelphia, Pennsylvania and entered into a new 13-year lease for office space.  During 2016, a lease commenced in Atlanta, Georgia at our RiverEdge Summit location and the lease shall expire in 2027.

Total rental expense on operating leases for the years ended December 31, 2016,  2015 and 2014, was $44 million, $42 million and $44 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2016, were as follows:

2017	$45
2018	44
2019	40
2020	31
2021	20
Thereafter	60
Total	$240

Capital Leases

In December 2016 and 2015, we entered into sale-leaseback transactions on $85 million and $47 million, respectively, (net of amortization) of assets.  These transactions have been classified as capital leases on our Consolidated Balance Sheets.  These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives.  Total accumulated amortization related to these leased assets as of December 31, 2016 and 2015, was $92 million and $64 million, respectively.  Future minimum lease payments under capital leases (in millions) as of December 31, 2016, were as follows:

2017	$5
2018	5
2019	87
2020	50
2021	60
Thereafter	27
Total minimum lease payments	234
Less: Amount representing interest	20
Present value of minimum lease payments	$214

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

Vulnerability from Concentrations

As of December 31, 2016, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Annuities segment is significant to this segment.  The ALVA product accounted for 21%,  18% and 20% of Annuities’ variable annuity product deposits in 2016,  2015 and 2014, respectively, and represented approximately 41%,  42% and 44% of the segment’s total variable annuity product account values as of December 31, 2016,  2015 and 2014, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Annuities segment, AFIS funds accounted for 23%,  20% and 22% of variable annuity product deposits in 2016,  2015 and 2014, respectively, and represented 47%,  48% and 50% of the segment’s total variable annuity product account values as of December 31, 2016,  2015 and 2014, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(9) million and $(16) million as of December 31, 2016 and 2015, respectively.

14.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Common Stock
Balance as of beginning-of-year	243,835,893	256,551,440	262,896,701
Stock issued for exercise of warrants	79,397	1,168,966	4,356,385
Stock compensation/issued for benefit plans	1,732,812	2,108,155	1,770,430
Retirement/cancellation of shares	(19,312,997)	(15,992,668)	(12,472,076)
Balance as of end-of-year	226,335,105	243,835,893	256,551,440

Common Stock as of End-of-Year
Basic basis	226,335,105	243,835,893	256,551,440
Diluted basis (1)	230,126,820	247,732,609	261,538,593

(1)Effective October 1, 2016, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  We have updated certain previously reported interim results and metrics as of January 1, 2016, in accordance with the new guidance.  For more information, see “Note 1 – Earnings Per Share”.

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Weighted-average shares, as used in basic calculation	234,181,717	250,629,243	260,877,533
Shares to cover exercise of outstanding warrants	1,089,221	1,389,768	4,342,860
Shares to cover non-vested stock	1,109,490	1,302,859	1,522,737
Average stock options outstanding during the year	2,256,720	3,162,508	3,828,292
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(248,402)	(262,709)	(894,175)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(1,508,620)	(2,258,658)	(2,679,571)
Shares repurchasable from measured but
unrecognized stock option expense	(49,839)	(45,958)	(75,268)
Average deferred compensation shares	-	1,021,059	1,041,587
Weighted-average shares, as used in diluted calculation	236,830,287	254,938,112	267,963,995

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

As of December 31, 2016, we had 973,383 outstanding warrants.  The warrants, each representing the right to purchase one share of our common stock had an exercise price of $10.08 as of December 31, 2016, subject to adjustment.  The warrants expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$991	$3,213	$1,538
Unrealized holding gains (losses) arising during the year	1,600	(4,541)	3,855
Change in foreign currency exchange rate adjustment	(99)	(45)	(47)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(456)	1,294	(1,252)
Income tax benefit (expense)	(370)	1,147	(895)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(158)	145	10
Associated amortization of DAC, VOBA, DSI and DFEL	(23)	(27)	(32)
Income tax benefit (expense)	63	(41)	8
Balance as of end-of-year	$1,784	$991	$3,213
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$26	$26	$(7)
(Increases) attributable to:
Gross OTTI recognized in OCI during the year	(55)	(30)	(12)
Change in DAC, VOBA, DSI and DFEL	12	4	2
Income tax benefit (expense)	15	9	4
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	54	43	65
Change in DAC, VOBA, DSI and DFEL	(12)	(17)	(5)
Income tax benefit (expense)	(15)	(9)	(21)
Balance as of end-of-year	$25	$26	$26
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$132	$139	$256
Unrealized holding gains (losses) arising during the year	(215)	(241)	(250)
Change in foreign currency exchange rate adjustment	96	48	50
Change in DAC, VOBA, DSI and DFEL	3	2	2
Income tax benefit (expense)	41	66	69
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	14	(183)	(19)
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	1	1
Income tax benefit (expense)	(5)	64	6
Balance as of end-of-year	$49	$132	$139
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(5)	$(3)	$(5)
Foreign currency translation adjustment arising during the year	(22)	(2)	2
Balance as of end-of-year	$(27)	$(5)	$(3)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(299)	$(279)	$(219)
Adjustment arising during the year	43	(21)	(96)
Income tax benefit (expense)	(9)	1	36
Balance as of end-of-year	$(265)	$(299)	$(279)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2016	2015	2014
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(158)	$145	$10	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(23)	(27)	(32)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	(181)	118	(22)	operations before taxes
Income tax benefit (expense)	63	(41)	8	Federal income tax expense (benefit)
Reclassification, net of income tax	$(118)	$77	$(14)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$3	$2	$65	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	(5)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	3	2	60	operations before taxes
Income tax benefit (expense)	-	-	(21)	Federal income tax expense (benefit)
Reclassification, net of income tax	$3	$2	$39	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$5	$(190)	$(22)	Net investment income
Interest rate contracts	(10)	1	3	Interest and debt expense
Interest rate contracts	1	-	-	Total realized gain (loss)
Foreign currency contracts	11	6	-	Net investment income
Foreign currency contracts	7	-	-	Total realized gain (loss)
Total gross reclassifications	14	(183)	(19)
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	1	1	Commissions and other expenses
Reclassifications before income				Income (loss) from continuing
tax benefit (expense)	13	(182)	(18)	operations before taxes
Income tax benefit (expense)	(5)	64	6	Federal income tax expense (benefit)
Reclassifications, net of income tax	$8	$(118)	$(12)	Net income (loss)

15.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Total realized gain (loss) related to certain investments (1)	$(250)	$(88)	$(18)
Realized gain (loss) on the mark-to-market on certain instruments (2)	20	(45)	(54)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(1)	(77)	(35)
Associated amortization of DAC, VOBA, DSI and DFEL	(4)	14	6
Variable annuity net derivatives results: (4)
Gross gain (loss)	(138)	56	159
Associated amortization of DAC, VOBA, DSI and DFEL	34	(8)	(12)
Realized gain (loss) on sale of subsidiaries/businesses (5)	-	(3)	(46)
Total realized gain (loss)	$(339)	$(151)	$-

(1)	See “Realized Gain (Loss) Related to Certain Investments” in Note 5.
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

(5)	See LFM in Note 3.

16.  Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Commissions	$1,910	$2,071	$2,092
General and administrative expenses	1,687	1,701	1,640
Expenses associated with reserve financing and unrelated LOCs	80	73	68
DAC and VOBA deferrals and interest, net of amortization	(70)	(226)	(432)
Broker-dealer expenses	418	432	408
Specifically identifiable intangible asset amortization	4	4	4
Media expenses	-	29	60
Taxes, licenses and fees	248	234	239
Total	$4,277	$4,318	$4,079

17.  Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain U.S. defined benefit pension plans in which certain U.S. employees and agents are participants, and a U.K. plan we retained after the sale of the Lincoln UK business.  Our defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits.  We comply with the minimum funding requirements in both the U.S. and the U.K.  In accordance with such practice, we were required to contribute zero and $11 million for the years ended December 31, 2016 and 2015, respectively.  We elected to contribute $4 million and $25 million for the years ended December 31, 2016 and 2015, respectively.  We do not expect to be required to make any contributions to these pension plans in 2017.  We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired employees and agents.  Total net periodic cost (recovery) for these plans was $5 million, $(6) million and $(4) million during 2016, 2015 and 2014, respectively.  In 2017, we expect to make benefit payments of approximately $106 million for these plans.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2016	2015	2016	2015

			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$1,433	$1,434	$56	$52
Projected benefit obligation	1,593	1,607	84	97
Funded status of plan	$(160)	$(173)	$(28)	$(45)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$26	$28	$-	$2
Other liabilities	(186)	(201)	(28)	(47)
Net amount recognized	$(160)	$(173)	$(28)	$(45)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	4.03%	4.29%	4.50%	4.50%
Net periodic benefit cost:
Weighted-average discount rate	4.29%	3.88%	4.50%	4.00%
Expected return on plan assets	6.99%	6.87%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2016, and projected benefit obligation cash flows.  The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2016	2015

Fixed maturity securities:
Corporate bonds	$322	$355
U.S. government bonds	235	207
Foreign government bonds	167	145
State and municipal bonds	31	32
Common and preferred stock	556	542
Cash and invested cash	120	151
Other investments	58	54
Total	$1,489	$1,486

See “Fair Value Measurement” in Note 1 for discussion on how we categorize our pension plans’ assets into the three-level fair value hierarchy.  See “Financial Instruments Carried at Fair Value” in Note 20 for a summary of our fair value measurement of our pension plans’ assets by the three-level fair value hierarchy.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible employees and agents.  We administer these plans in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986.  For the years ended December 31, 2016, 2015 and 2014, expenses for these plans were $86 million, $82 million and $78 million, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former employees, agents and non-employee directors.  The results of certain notional investment options within some of the plans are hedged by total return swaps.  Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options.  Participants of certain plans are able to select our stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans.  For further discussion of total return swaps related to our deferred compensation plans, see Note 6.  For the years ended December 31, 2016, 2015 and 2014, expenses for these plans were $33 million, $10 million and $23 million, respectively.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2016	2015
Total liabilities (1)	$514	$483
Investments dedicated to fund liabilities (2)	159	151

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

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

Total compensation expense (in millions) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Stock options	$9	$7	$9
Performance shares	11	12	12
SARs	3	-	2
RSUs	23	22	15
Total	$46	$41	$38

Recognized tax benefit	$16	$14	$13

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$8	1.4	$8	1.4	$8	1.5
Performance shares	12	1.4	11	1.0	9	1.5
SARs	2	3.6	1	3.0	3	3.2
RSUs	25	1.2	24	1.0	21	1.0
Total unrecognized stock-based
incentive compensation expense	$47		$44		$41

In the first quarter of 2016, a performance period from 2016-2018 was approved for our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 40%, LNC stock options representing approximately 24% and LNC performance shares representing approximately 36% of the total award.  LNC RSUs granted for this period cliff-vest on the third anniversary of the grant date, based solely on a service condition.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero to 200% of the target award.  For the 2016-2018 performance period, a total of 767,733 LNC RSUs, 776,895 LNC stock options and 291,298 LNC performance shares were granted.

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

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Weighted-average fair value per option granted	$9.32	$13.00	$12.95
Assumptions:
Dividend yield	2.8%	1.9%	2.2%
Expected volatility	35.9%	28.0%	33.2%
Risk-free interest rate	1.0-1.6%	1.4-1.7%	0.9-1.8%
Expected life (in years)	5.7	5.5	5.4

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

Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2015	1,008,080	$50.05
Granted – original	92,310	40.07
Exercised (includes shares tendered)	(297,858)	47.66
Forfeited or expired	(22,716)	48.17
Outstanding as of December 31, 2016	779,816	$49.83	1.72	$13

Vested or expected to vest as of December 31, 2016 (1)	734,680	$49.85	1.61	$12

Exercisable as of December 31, 2016	689,544	$49.87	1.50	$11

(1)	Includes estimated forfeitures.

The total fair value of options with performance conditions vested during each of the years ended December 31, 2016, 2015 and 2014, was $1 million.  The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, was $3 million,  $2 million and $2 million, respectively.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2015	3,024,348	$41.23
Granted – original	776,895	35.51
Exercised (includes shares tendered)	(826,542)	30.00
Forfeited or expired	(261,643)	52.03
Outstanding as of December 31, 2016	2,713,058	$41.97	6.53	$67

Vested or expected to vest as of December 31, 2016 (1)	2,482,191	$41.69	6.35	$62

Exercisable as of December 31, 2016	1,562,171	$41.40	4.93	$40

(1)	Includes estimated forfeitures.

The total fair value of options with service conditions vested during the years ended December 31, 2016, 2015 and 2014, was $6 million, $7 million and $7 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, was $22 million, $25 million and $18 million, respectively.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2015	537,887	$49.52
Granted	291,298	38.59
Vested	(227,367)	33.60
Forfeited	(23,883)	50.80
Nonvested as of December 31, 2016	577,935	$50.23

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

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  The SARs liability as of December 31, 2016 and 2015, was $4 million and $3 million, respectively, and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Weighted-average fair value per SAR granted	$10.25	$14.22	$13.64
Assumptions:
Dividend yield	2.9%	1.6%	1.5%
Expected volatility	35.8%	29.8%	32.7%
Risk-free interest rate	1.4%	1.8%	1.7%
Expected life (in years)	5.0	5.0	5.0

The assumptions above are the same as those discussed for options above, except the dividend yield is based on the current dividend rate at the date of grant, expected volatility is based on the implied volatility of exchange-traded securities and the expected life represents the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2015	264,871	$39.61
Granted – original	63,807	40.06
Exercised (includes shares tendered)	(87,147)	31.36
Forfeited or expired	(4,259)	49.01
Outstanding as of December 31, 2016	237,272	$42.59	2.48	$6

Vested or expected to vest as of December 31, 2016 (1)	226,463	$42.66	2.45	$5

Exercisable as of December 31, 2016	138,343	$40.42	1.81	$4

(1)	Includes estimated forfeitures.

The payment for SARs exercised was $2 million during the years ended December 31, 2016,  2015  and 2014, respectively.

RSUs

We award RSUs under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our RSUs was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2015	1,299,999	$46.21
Granted	767,733	35.72
Vested	(481,760)	31.37
Forfeited	(77,605)	46.17
Outstanding as of December 31, 2016	1,508,367	$45.61

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities:  LNL, First Penn-Pacific Life Insurance Company (“FPP”), Lincoln Reinsurance Company of South Carolina, LLANY, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont V and Lincoln Reinsurance Company of Vermont VI.

	As of December 31,
	2016	2015
U.S. capital and surplus	$8,218	$7,815

	For the Years Ended December 31,
	2016	2015	2014
U.S. net gain (loss) from operations, after-tax	$1,111	$635	$1,225
U.S. net income (loss)	1,002	838	1,456
U.S. dividends to LNC holding company	970	1,175	785

Comparison of 2016 to 2015

Statutory net income (loss) increased due primarily to changes in estimate on reserves for certain products and gains related to reinsurance transactions, partially offset by lower realized gains on investments.

Comparison of 2015 to 2014

Statutory net income (loss) decreased due primarily to the recapture in 2014 of certain traditional and interest sensitive business under several yearly renewable term reinsurance treaties that were originally ceded to a reinsurer, a change in estimate on reserves for certain products in 2014 and a decrease in favorable tax items.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York.  The Vermont insurance subsidiaries also have an accounting practice permitted by the state of Vermont that differs from that found in NAIC SAP.  Specifically, the permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2016 and 2015.  The permitted practice is related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”).

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2016	2015

State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$79	$109
Calculation of reserves using continuous CARVM	-	(1)
Conservative valuation rate on certain annuities	(49)	(43)
Vermont Subsidiaries Permitted Practice
Lesser of LOC and XXX additional reserve as surplus (1)	2,855	2,835

(1)	The permitted practice is related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of AG48.

During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to Actuarial Guideline 38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves in 2013 at $90 million per year over five years.  As of December 31, 2016, we had increased reserves by $360 million.

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.  Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC.  The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake.  As of December 31, 2016, the combined RBC ratio of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC was nearly five times the aforementioned company action level.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the lesser of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York domiciled insurance company, is bound by similar restrictions, under New York law, with the applicable statutory limitation on dividends equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect our domestic insurance subsidiaries could pay dividends of approximately $765  million in 2017 without prior approval from the respective state commissioner.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

20.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$89,013	$89,013	$84,964	$84,964
VIEs’ fixed maturity securities	200	200	598	598
Equity securities	275	275	237	237
Trading securities	1,712	1,712	1,854	1,854
Mortgage loans on real estate	9,889	9,853	8,678	8,936
Derivative investments (1)	927	927	1,537	1,537
Other investments	2,230	2,230	1,778	1,778
Cash and invested cash	2,722	2,722	3,146	3,146
Other assets – reinsurance recoverable	203	203	268	268
Separate account assets	128,397	128,397	123,619	123,619

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,139)	(1,139)	(1,100)	(1,100)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(629)	(629)	(687)	(687)
Account values of certain investment contracts	(31,516)	(35,647)	(30,392)	(34,618)
Long-term debt	(5,345)	(5,679)	(5,553)	(5,505)
Reinsurance related embedded derivatives	(53)	(53)	(87)	(87)
VIEs’ liabilities – derivative instruments	-	-	(4)	(4)
Other liabilities:
Credit default swaps	-	-	(9)	(9)
Derivative liabilities (1)	(553)	(553)	(69)	(69)
GLB reserves embedded derivatives (2)	(371)	(371)	(953)	(953)

Benefit Plans’ Assets (3)	1,489	1,489	1,486	1,486

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Portions of our GLB reserves embedded derivatives are ceded to third-party reinsurance counterparties. Refer to Note 6 for additional detail.
(3)	Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for information regarding our benefit plans.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2016 and 2015, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 or 2015, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2016
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$74,659	$2,405	$77,064
ABS	-	1,052	33	1,085
U.S. government bonds	408	11	-	419
Foreign government bonds	-	395	111	506
RMBS	-	3,611	3	3,614
CMBS	-	343	7	350
CLOs	-	676	68	744
State and municipal bonds	-	4,627	-	4,627
Hybrid and redeemable preferred securities	60	468	76	604
VIEs’ fixed maturity securities	-	200	-	200
Equity AFS securities	17	81	177	275
Trading securities	102	1,545	65	1,712
Derivative investments (1)	-	1,406	599	2,005
Other investments	146	-	-	146
Cash and invested cash	-	2,722	-	2,722
Other assets – reinsurance recoverable	-	-	203	203
Separate account assets	863	127,534	-	128,397
Total assets	$1,596	$219,330	$3,747	$224,673

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,139)	$(1,139)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(53)	-	(53)
Other liabilities:
Derivative liabilities (1)	-	(939)	(692)	(1,631)
GLB reserves embedded derivatives	-	-	(371)	(371)
Total liabilities	$-	$(2,195)	$(2,202)	$(4,397)

Benefit Plans’ Assets	$190	$1,299	$-	$1,489

	As of December 31, 2015
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$70,878	$1,993	$72,931
ABS	-	1,056	45	1,101
U.S. government bonds	412	17	-	429
Foreign government bonds	-	413	111	524
RMBS	-	3,727	1	3,728
CMBS	-	366	10	376
CLOs	-	38	551	589
State and municipal bonds	-	4,480	-	4,480
Hybrid and redeemable preferred securities	48	664	94	806
VIEs’ fixed maturity securities	-	598	-	598
Equity AFS securities	8	65	164	237
Trading securities	160	1,621	73	1,854
Derivative investments (1)	-	1,459	853	2,312
Other investments	148	-	-	148
Cash and invested cash	-	3,146	-	3,146
Other assets – reinsurance recoverable	-	-	268	268
Separate account assets	1,053	122,566	-	123,619
Total assets	$1,889	$211,094	$4,163	$217,146

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,100)	$(1,100)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(87)	-	(87)
VIEs’ liabilities – derivative instruments	-	-	(4)	(4)
Other liabilities:
Credit default swaps	-	-	(9)	(9)
Derivative liabilities (1)	-	(546)	(298)	(844)
GLB reserves embedded derivatives	-	-	(953)	(953)
Total liabilities	$-	$(1,836)	$(2,364)	$(4,200)

Benefit Plans’ Assets	$156	$1,330	$-	$1,486

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,993	$4	$(31)	$58	$381	$2,405
ABS	45	-	(2)	14	(24)	33
U.S. government bonds	-	-	-	8	(8)	-
Foreign government bonds	111	-	-	-	-	111
RMBS	1	-	-	66	(64)	3
CMBS	10	2	(1)	27	(31)	7
CLOs	551	-	-	138	(621)	68
Hybrid and redeemable
preferred securities	94	-	(3)	(15)	-	76
Equity AFS securities	164	5	(4)	12	-	177
Trading securities	73	4	-	5	(17)	65
Derivative investments	555	(483)	(1)	(164)	-	(93)
Other assets – reinsurance recoverable (5)	268	(65)	-	-	-	203
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,100)	(120)	-	81	-	(1,139)
VIEs’ liabilities – derivative instruments (6)	(4)	4	-	-	-	-
Other liabilities:
Credit default swaps (6)	(9)	(6)	-	15	-	-
GLB reserves embedded derivatives (5)	(953)	582	-	-	-	(371)
Total, net	$1,799	$(73)	$(42)	$245	$(384)	$1,545

	For the Year Ended December 31, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,953	$4	$(140)	$118	$58	$1,993
ABS	33	-	-	12	-	45
Foreign government bonds	109	-	2	-	-	111
RMBS	1	4	-	(4)	-	1
CMBS	15	2	8	(15)	-	10
CLOs	368	-	1	194	(12)	551
Hybrid and redeemable
preferred securities	55	(1)	(3)	-	43	94
Equity AFS securities	157	2	3	3	(1)	164
Trading securities	73	3	(3)	-	-	73
Derivative investments	989	(90)	(41)	(303)	-	555
Other assets – reinsurance recoverable (5)	154	114	-	-	-	268
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,170)	(57)	-	127	-	(1,100)
VIEs’ liabilities – derivative instruments (6)	(13)	9	-	-	-	(4)
Other liabilities:
Credit default swaps (6)	(3)	(6)	-	-	-	(9)
GLB reserves embedded derivatives (5)	(174)	(779)	-	-	-	(953)
Total, net	$2,547	$(795)	$(173)	$132	$88	$1,799

	For the Year Ended December 31, 2014
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$1,701	$9	$27	$197	$19	$1,953
ABS	10	-	1	-	22	33
Foreign government bonds	79	-	5	-	25	109
RMBS	1	-	-	-	-	1
CMBS	20	-	2	(13)	6	15
CLOs	179	(3)	7	136	49	368
State and municipal bonds	28	-	1	-	(29)	-
Hybrid and redeemable
preferred securities	66	-	(1)	(5)	(5)	55
Equity AFS securities	161	4	(3)	(5)	-	157
Trading securities	52	4	8	10	(1)	73
Derivative investments	1,266	72	356	(279)	(426)	989
Other assets – reinsurance recoverable (5)	27	127	-	-	-	154
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,048)	(210)	-	88	-	(1,170)
GLB reserves embedded derivatives	1,244	-	-	-	(1,244)	-
VIEs’ liabilities – derivative instruments (6)	(27)	14	-	-	-	(13)
Other liabilities:
Credit default swaps (6)	(2)	(1)	-	-	-	(3)
GLB reserves embedded derivatives (5)	(27)	(1,391)	-	-	1,244	(174)
Total, net	$3,730	$(1,375)	$403	$129	$(340)	$2,547

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
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

(5)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(6)	The changes in fair value of the credit default swaps and contingency forwards are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$460	$(62)	$(23)	$(177)	$(140)	$58
ABS	15	-	-	(1)	-	14
U.S. government bonds	-	-	-	8	-	8
RMBS	67	-	-	(1)	-	66
CMBS	31	(1)	-	(3)	-	27
CLOs	140	-	-	(2)	-	138
Hybrid and redeemable
preferred securities	-	(15)	-	-	-	(15)
Equity AFS securities	18	(6)	-	-	-	12
Trading securities	6	-	-	(1)	-	5
Derivative investments	176	(169)	(171)	-	-	(164)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(70)	-	-	151	-	81
Other liabilities – credit default swaps	-	15	-	-	-	15
Total, net	$843	$(238)	$(194)	$(26)	$(140)	$245

	For the Year Ended December 31, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$359	$(38)	$(44)	$(119)	$(40)	$118
ABS	13	-	-	(1)	-	12
RMBS	-	(4)	-	-	-	(4)
CMBS	-	-	-	(14)	(1)	(15)
CLOs	217	-	-	(23)	-	194
Equity AFS securities	43	(40)	-	-	-	3
Derivative investments	179	(162)	(320)	-	-	(303)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(51)	-	-	178	-	127
Total, net	$760	$(244)	$(364)	$21	$(41)	$132

	For the Year Ended December 31, 2014
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$600	$(75)	$(115)	$(51)	$(162)	$197
CMBS	-	-	-	(13)	-	(13)
CLOs	187	-	-	(46)	(5)	136
Hybrid and redeemable
preferred securities	-	(5)	-	-	-	(5)
Equity AFS securities	-	(5)	-	-	-	(5)
Trading securities	14	-	-	(4)	-	10
Derivative investments	160	(87)	(352)	-	-	(279)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(69)	-	-	157	-	88
Total, net	$892	$(172)	$(467)	$43	$(167)	$129

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Derivative investments	$(431)	$(102)	$(15)
Embedded derivatives:
Indexed annuity and IUL contracts	(16)	(84)	(37)
GLB reserves	1,122	(244)	(678)
VIEs’ liabilities – derivative instruments	4	9	14
Credit default swaps	-	(6)	(1)
Total, net (1)	$679	$(427)	$(717)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2016
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$605	$(224)	$381
ABS	4	(28)	(24)
U.S. government bonds	-	(8)	(8)
RMBS	3	(67)	(64)
CMBS	-	(31)	(31)
CLOs	-	(621)	(621)
Trading securities	1	(18)	(17)
Total, net	$613	$(997)	$(384)

	For the Year Ended December 31, 2015
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$224	$(166)	$58
Foreign government bonds	4	(4)	-
CLOs	4	(16)	(12)
Hybrid and redeemable preferred securities	48	(5)	43
Equity AFS securities	-	(1)	(1)
Trading securities	4	(4)	-
Total, net	$284	$(196)	$88

	For the Year Ended December 31, 2014
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$475	$(456)	$19
ABS	26	(4)	22
Foreign government bonds	25	-	25
CMBS	6	-	6
CLOs	53	(4)	49
State and municipal bonds	-	(29)	(29)
Hybrid and redeemable preferred securities	17	(22)	(5)
Trading securities	10	(11)	(1)
Derivative investments	-	(426)	(426)
Future contract benefits – GLB reserves embedded derivatives	-	(1,244)	(1,244)
Other liabilities – GLB reserves embedded derivatives	1,244	-	1,244
Total, net	$1,856	$(2,196)	$(340)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the years ended December 31, 2016, 2015 and 2014, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers in and out for GLB reserves embedded derivatives represent reclassifications between future contract benefits and other assets or other liabilities.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the years ended December 31, 2016 and 2014, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.    For the year ended December 31, 2015, the transfers from Level 2 to Level 1 of the fair value hierarchy were $172 million for our financial instruments carried at fair value which was attributable to quoted market prices becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2016:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,797	Discounted cash flow	Liquidity/duration adjustment (1)	0.9%	-	20.4%
ABS	24	Discounted cash flow	Liquidity/duration adjustment (1)	3.5%	-	3.5%
Foreign government bonds	76	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	5.0%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	2.1%	-	2.1%
Equity AFS securities	26	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.1%
Other assets – reinsurance
recoverable	203	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.35%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,139)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB reserves
embedded derivatives	(371)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.35%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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
•

Reinsurance recoverable asset – An increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement; and an increase in the utilization of guaranteed withdrawal or volatility inputs would result in an increase in the fair value measurement.

•	Indexed annuity and IUL contracts embedded derivatives – An increase in the lapse rate or mortality rate inputs would result in a decrease in the fair value measurement.
•

GLB reserves embedded derivatives – Assuming our GLB reserves embedded derivatives are in a liability position:  an increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement; and an increase in the utilization of guaranteed withdrawal or volatility inputs would result in an increase in the fair value measurement.

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

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Operating revenues:
Annuities	$4,033	$4,120	$3,746
Retirement Plan Services	1,103	1,101	1,090
Life Insurance	6,246	5,948	6,003
Group Protection	2,130	2,357	2,445
Other Operations	332	374	432
Excluded realized gain (loss), pre-tax	(518)	(329)	(165)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	3	3	3
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	1	(2)	-
Total revenues	$13,330	$13,572	$13,554

	For the Years Ended December 31,
	2016	2015	2014
Net Income (Loss)
Income (loss) from operations:
Annuities	$935	$996	$925
Retirement Plan Services	127	140	160
Life Insurance	515	370	612
Group Protection	65	43	23
Other Operations	(102)	(154)	(109)
Excluded realized gain (loss), after-tax	(337)	(214)	(106)
Gain (loss) on early extinguishment of debt, after-tax	(41)	-	-
Income (loss) from reserve changes (net of related amortization)
on business sold through reinsurance, after-tax	2	2	2
Benefit ratio unlocking, after-tax	28	(29)	7
Income (loss) from continuing operations, after-tax	1,192	1,154	1,514
Income (loss) from discontinued operations, after-tax	-	-	1
Net income (loss)	$1,192	$1,154	$1,515

	For the Years Ended December 31,
	2016	2015	2014
Net Investment Income
Annuities	$1,033	$1,004	$1,033
Retirement Plan Services	859	846	831
Life Insurance	2,562	2,541	2,529
Group Protection	176	184	180
Other Operations	244	252	286
Total net investment income	$4,874	$4,827	$4,859

	For the Years Ended December 31,
	2016	2015	2014
Amortization of DAC and VOBA, Net of Interest
Annuities	$383	$342	$362
Retirement Plan Services	28	30	37
Life Insurance	734	831	655
Group Protection	126	80	57
Total amortization of DAC and VOBA, net of interest	$1,271	$1,283	$1,111

	For the Years Ended December 31,
	2016	2015	2014
Federal Income Tax Expense (Benefit)
Annuities	$242	$262	$238
Retirement Plan Services	47	49	51
Life Insurance	238	159	295
Group Protection	35	23	12
Other Operations	(109)	(86)	(57)
Excluded realized gain (loss)	(181)	(116)	(60)
Gain (loss) on early extinguishment of debt	(22)	-	-
Reserve changes (net of related amortization)
on business sold through reinsurance	1	1	1
Benefit ratio unlocking	15	(16)	3
Total federal income tax expense (benefit)	$266	$276	$483

	As of December 31,
	2016	2015
Assets
Annuities	$133,817	$130,641
Retirement Plan Services	34,344	32,649
Life Insurance	76,083	71,062
Group Protection	4,007	4,182
Other Operations	13,376	13,374
Total assets	$261,627	$251,908

22.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Interest paid	$274	$265	$272
Income taxes paid (received)	197	215	254
Significant non-cash investing and financing transactions:
Value of stock received from stock options exercised
through stock swap transactions	-	-	13
Other assets received in our financing transaction	-	252	-
Other investments received in our repurchase program	-	-	152

23.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016
Total revenues	$3,243	$3,307	$3,525	$3,255
Total expenses	3,008	2,893	2,913	3,058
Net income (loss) (1)	211	325	467	189
Earnings (loss) per common share – basic:
Net income (loss) (1)	0.87	1.37	2.02	0.83
Earnings (loss) per common share – diluted:
Net income (loss) (1)	0.83	1.35	2.00	0.82

2015
Total revenues	$3,304	$3,381	$3,716	$3,171
Total expenses	2,942	2,932	3,448	2,820
Net income (loss)	300	344	227	283
Earnings (loss) per common share – basic:
Net income (loss)	1.17	1.37	0.91	1.15
Earnings (loss) per common share – diluted:
Net income (loss)	1.15	1.35	0.87	1.14

(1)  Effective October 1, 2016, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  We have updated certain previously reported interim results and metrics as of January 1, 2016, in accordance with the new guidance.  For more information, see Note 2.

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

(b)Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 102 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2013,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING” and “GENERAL – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2017.

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

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION & ANALYSIS,”  “EXECUTIVE COMPENSATION TABLES” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2016, regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 18 to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a brief description of our equity compensation plans.

	Number of		Weighted-	Number of
	Securities To Be		Average	Securities Remaining
	Issued Upon		Exercise	Available For Future
	Exercise of		Price of	Issuance Under
	Outstanding		Outstanding	Equity Compensation
	Options,		Options,	Plans (Excluding
	Warrants		Warrants	Securities Reflected
	and Rights		and Rights	in Column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by shareholders	7,121,042	(1)	$43.72	(2) 7,087,791 (3)
Equity compensation plans not approved by shareholders	-		-	-
Total	7,121,042		$43.72	7,087,791

(1)	This amount includes the following:

•

1,155,870 representing the number of performance share awards based on the maximum number of shares potentially payable under the awards.  577,935 represents the target number of performance share awards as of December 31, 2016, as set forth in Note 18 of the Notes to the Consolidated Financial Statements, included in Item 8 of the 2016 Form 10-K.  The performance share awards have not been earned as of December 31, 2016.  The number of shares, if any, to be issued pursuant to such awards will be determined based upon performance over the applicable three-year performance period.   The performance share awards are all granted under either the LNC 2009 Amended and Restated Incentive Compensation Plan (the “2009 ICP”) or the LNC 2014 Incentive Compensation Plan (the “2014 ICP”);

•	1,508,367 outstanding restricted stock units, which were granted under the 2009 ICP or the 2014 ICP;
•	2,713,058 outstanding stock options with service conditions granted under the 2009 ICP, the 2014 ICP, or the LNC Stock Option Plan for Non-Employee Directors (the “Directors’ Option Plan”);
•	779,816 outstanding options with performance conditions granted under the 2009 ICP; and
•

963,931 outstanding deferred stock units under deferred compensation plans for our employees, directors and agents.  These outstanding deferred stock units are vested and are not included in Note 18 of the Notes to the Consolidated Financial Statements, included in Part II – Item 8 of the 2016 Form 10-K.

(2)

The price in column (b) reflects the weighted average price of all outstanding options under any plan that, as of December 31, 2016, had been granted but not forfeited, expired or exercised.  Performance shares, restricted stock units, and deferred stock units are not included in determining the weighted average in column (b) because they have no exercise price.

(3)	Includes up to:

•	744,238 securities available for issuance in connection with awards under the 2009 ICP;
•	5,963,580 securities available for issuance in connection with awards under the 2014 ICP;
•	165,153 securities available for issuance in connection with stock options under the Directors’ Option Plan; and
•	214,820 securities available for issuance in connection with deferred stock units under the LNC Deferred Compensation Plan for Non-Employee Directors.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2017.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2017.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2016,  2015 and 2014

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2016,  2015 and 2014

Consolidated Statements of Cash Flows – Years ended December 31, 2016,  2015 and 2014

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

LINCOLN NATIONAL CORPORATION

Dated: February 23, 2017	By:	/s/ Randal J. Freitag
Randal J. Freitag
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

Signature	Title

/s/ Dennis R. Glass	President, Chief Executive Officer and Director
Dennis R. Glass	(Principal Executive Officer)

/s/ Randal J. Freitag	Executive Vice President and Chief Financial Officer
Randal J. Freitag	(Principal Financial Officer)

/s/ Christine A. Janofsky	Senior Vice President and Chief Accounting Officer
Christine A. Janofsky	(Principal Accounting Officer)

/s/ Deirdre P. Connelly	Director
Deirdre P. Connelly

/s/ William H. Cunningham	Director
William H. Cunningham

/s/ George W. Henderson, III	Director
George W. Henderson, III

/s/ Eric G. Johnson	Director
Eric G. Johnson

/s/ Gary C. Kelly	Director
Gary C. Kelly

/s/ M. Leanne Lachman	Director
M. Leanne Lachman

/s/ Michael F. Mee	Director
Michael F. Mee

/s/ William Porter Payne	Director
William Porter Payne

/s/ Patrick S. Pittard	Director
Patrick S. Pittard

/s/ Isaiah Tidwell	Director
Isaiah Tidwell

Index to Financial Statement Schedules

I	– Summary of Investments – Other than Investments in Related Parties	FS-2
II	– Condensed Financial Information of Registrant	FS-3
III	– Supplementary Insurance Information	FS-6
IV	– Reinsurance	FS-8

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

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2016
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$384	$419	$419
Asset-backed securities	1,789	1,829	1,829
States, municipalities and political subdivisions	3,929	4,627	4,627
Mortgage-backed securities	3,879	3,964	3,964
Foreign governments	449	506	506
Public utilities	12,179	13,111	13,111
All other corporate bonds	61,096	63,953	63,953
Hybrid and redeemable preferred securities	582	604	604
Variable interest entities	200	200	200
Total available-for-sale fixed maturity securities	84,487	89,213	89,213

Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	195	195	195
Industrial, miscellaneous and all other	17	24	24
Nonredeemable preferred securities	48	56	56
Total available-for-sale equity securities	260	275	275

Trading securities	1,517	1,712	1,712
Mortgage loans on real estate	9,889	9,853	9,889
Real estate	24	N/A	24
Policy loans	2,451	N/A	2,451
Derivative investments (2)	1,564	927	927
Other investments	2,230	2,229	2,230
Total investments	$102,422		$106,721

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.
(2)	Derivative investment assets were offset by $552 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As of December 31,
	2016	2015

ASSETS
Investments in subsidiaries (1)	$17,576	$16,499
Derivative investments	213	253
Other investments	51	40
Cash and invested cash	611	681
Loans and accrued interest to subsidiaries (1)	2,542	2,522
Other assets	27	3
Total assets	$21,020	$19,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common dividends payable	$66	$61
Long-term debt	5,343	5,302
Loans from subsidiaries (1)	625	521
Payables for collateral on investments	81	94
Other liabilities	427	403
Total liabilities	6,542	6,381

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized	5,869	6,298
Retained earnings	7,043	6,474
Accumulated other comprehensive income (loss)	1,566	845
Total stockholders’ equity	14,478	13,617
Total liabilities and stockholders’ equity	$21,020	$19,998

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Dividends from subsidiaries (1)	$1,035	$1,175	$791
Interest from subsidiaries (1)	123	111	125
Net investment income	3	-	1
Realized gain (loss)	-	-	1
Other revenues	-	25	-
Total revenues	1,161	1,311	918
Expenses
Operating and administrative expenses	46	38	39
Interest – subsidiaries (1)	16	7	6
Interest – other	327	270	280
Total expenses	389	315	325
Income (loss) before federal income taxes, equity in income (loss) of
subsidiaries, less dividends	772	996	593
Federal income tax expense (benefit)	(95)	(66)	(77)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	867	1,062	670
Equity in income (loss) of subsidiaries, less dividends	325	92	845
Net income (loss)	1,192	1,154	1,515
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	709	(2,229)	1,591
Foreign currency translation adjustment	(22)	(2)	2
Funded status of employee benefit plans	34	(20)	(60)
Total other comprehensive income (loss), net of tax	721	(2,251)	1,533
Comprehensive income (loss)	$1,913	$(1,097)	$3,048

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$1,192	$1,154	$1,515
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries greater than distributions (1)	(325)	(92)	(845)
Realized (gain) loss	-	-	(1)
Change in federal income tax accruals	120	106	(32)
Other	54	(74)	(1)
Net cash provided by (used in) operating activities	1,041	1,094	636

Cash Flows from Investing Activities
Sales or maturities of investments	-	-	50
Capital contribution to subsidiaries (1)	-	(75)	(5)
Increase (decrease) in collateral on investments	(23)	(38)	(278)
Net cash provided by (used in) investing activities	(23)	(113)	(233)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(350)	(250)	(500)
Issuance of long-term debt, net of issuance costs	395	300	-
Payment related to early extinguishment of debt	(59)	-	-
Increase (decrease) in loans from subsidiaries, net (1)	37	68	(7)
Increase (decrease) in loans to subsidiaries, net (1)	(20)	(27)	-
Common stock issued for benefit plans and excess tax benefits	26	47	32
Repurchase of common stock	(879)	(900)	(650)
Dividends paid to common stockholders	(238)	(204)	(170)
Net cash provided by (used in) financing activities	(1,088)	(966)	(1,295)
Net increase (decrease) in cash and invested cash	(70)	15	(892)
Cash and invested cash as of beginning-of-year	681	666	1,558
Cash and invested cash as of end-of-year	$611	$681	$666

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2016
Annuities	$3,597	$2,485	$-	$21,202	$331
Retirement Plan Services	201	4	-	17,878	-
Life Insurance	5,145	11,400	-	39,332	703
Group Protection	191	2,280	-	168	1,939
Other Operations	-	5,407	-	323	14
Total	$9,134	$21,576	$-	$78,903	$2,987

	As of or For the Year Ended December 31, 2015
Annuities	$3,558	$2,095	$-	$21,162	$418
Retirement Plan Services	216	4	-	16,583	-
Life Insurance	5,496	10,595	-	38,706	649
Group Protection	240	2,347	-	170	2,163
Other Operations	-	5,667	-	741	16
Total	$9,510	$20,708	$-	$77,362	$3,246

	As of or For the Year Ended December 31, 2014
Annuities	$3,062	$1,569	$-	$21,070	$173
Retirement Plan Services	148	2	-	16,223	-
Life Insurance	4,749	10,347	-	37,280	558
Group Protection	248	2,249	-	183	2,252
Other Operations	-	5,890	-	756	5
Total	$8,207	$20,057	$-	$75,512	$2,988

(1)	Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2016
Annuities	$1,033	$1,130	$388	$1,296	$-
Retirement Plan Services	859	515	28	386	-
Life Insurance	2,562	4,071	734	688	-
Group Protection	176	1,324	126	580	-
Other Operations	244	216	-	453	-
Total	$4,874	$7,256	$1,276	$3,403	$-

	As of or For the Year Ended December 31, 2015
Annuities	$1,004	$1,259	$330	$1,317	$-
Retirement Plan Services	846	497	30	385	-
Life Insurance	2,541	3,938	831	650	-
Group Protection	184	1,638	80	573	-
Other Operations	252	220	-	394	-
Total	$4,827	$7,552	$1,271	$3,319	$-

	As of or For the Year Ended December 31, 2014
Annuities	$1,034	$959	$365	$1,252	$-
Retirement Plan Services	830	474	37	368	-
Life Insurance	2,530	3,783	655	658	-
Group Protection	180	1,778	57	574	-
Other Operations	285	217	-	380	-
Total	$4,859	$7,211	$1,114	$3,232	$-

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2016
Individual life insurance in-force (1)	$1,035,600	$288,000	$10,200	$757,800	1.3%
Premiums:
Life insurance and annuities (2)	8,277	1,392	80	6,965	1.1%
Accident and health insurance	1,274	21	13	1,266	1.0%
Total premiums	$9,551	$1,413	$93	$8,231

	As of or For the Year Ended December 31, 2015
Individual life insurance in-force (1)	$1,032,900	$287,400	$10,400	$755,900	1.4%
Premiums:
Life insurance and annuities (2)	8,112	1,289	58	6,881	0.8%
Accident and health insurance	1,417	22	15	1,410	1.1%
Total premiums	$9,529	$1,311	$73	$8,291

	As of or For the Year Ended December 31, 2014
Individual life insurance in-force (1)	$1,034,800	$292,800	$1,500	$743,500	0.2%
Premiums:
Life insurance and annuities (2)	7,579	1,381	7	6,205	0.1%
Accident and health insurance	1,485	29	-	1,456	0.0%
Total premiums	$9,064	$1,410	$7	$7,661

(1)	Includes Group Protection segment and Other Operations in-force amounts.
(2)	Includes insurance fees on universal life and other interest-sensitive products.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 8, 2013.

3.2	Amended and Restated Bylaws of LNC (effective January 24, 2017) are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed on January 30, 2017.

4.1

Indenture of LNC, dated as of September 15, 1994, between LNC and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4(c) to LNC’s Registration Statement on Form S-3/A (File No. 33-55379) filed with the SEC on September 15, 1994.

4.2

First Supplemental Indenture, dated as of November 1, 2006, to Indenture dated as of September 15, 1994, is incorporated by reference to Exhibit 4.4 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2006.

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

4.9	Form of 7.00% Notes due March 15, 2018, incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.10	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.11	Form of 6.15% Senior Notes due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.12	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.13	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.14	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.15	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.

4.16	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.17	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.18	Form of 4.85% Senior Notes due 2021 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.

4.19	Form of 4.20% Senior Notes due 2022 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 29, 2012.

4.20	Form of 4.00% Senior Notes due 2023 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.

4.21	Form of 3.50% Senior Notes due 2025 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 9, 2015.

4.22	Form of 3.625% Senior Notes due 2026 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 12, 2016.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

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

10.5	2017 Non-Employee Director Fees are filed herewith.*

10.6	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.7

The Severance Plan for Officers of LNC (Amended and Restated effective as of February 24, 2016) is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No.1-6028) for the quarter ended March 31, 2016.*

10.8	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.9

LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective December 31, 2013, is incorporated by reference to Exhibit 10.13 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2013.*

10.10

Amendment No. 1 to the LNC Deferred Compensation & Supplemental/Excess Retirement Plan, dated December 18, 2014, is incorporated by reference to Exhibit 10.15 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.11

Amendment No. 2 to the LNC Deferred Compensation & Supplemental/Excess Retirement Plan, effective December 31, 2015, is incorporated by reference to Exhibit 10.11 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2015.*

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

10.17

LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008, is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.18

Form of 2008 Non-Qualified Stock Option Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.19	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.20	Form of Non-Qualified Stock Option Award Agreement is incorporated by Reference to Exhibit 10.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.21

Amendment #1 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.28 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.22

Amendment #2 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.29 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.23

Form of 2014-2016 Performance Cycle Agreement for the Senior Management Committee and the Corporate Leadership Group under the LNC 2009 Amended and Restated Incentive Compensation Plan is incorporated by Reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2014.*

10.24

Form of Restricted Stock Unit Award Agreement for 2015 under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.25

Form of Nonqualified Stock Option Agreement under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.26

Form of 2015-2017 Performance Cycle Agreement for 2015 under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.27

Form of Restricted Stock Unit Award Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2016.*

10.28

Form of Nonqualified Stock Option Award Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2016.*

10.29

Form of 2016-2018 Performance Cycle Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2016.*

10.30

LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.31

Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.32

Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iv) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.33

Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.34

Jefferson Pilot Corporation forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.2 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.35

Jefferson Pilot Corporation forms of stock option terms for officers are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.1 of  Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.36

Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.55 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.37

Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

10.38

First Amendment of Lease, dated as of June 16, 2006, between Trona Cogeneration Corporation and The Lincoln National Life Insurance Company, is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

10.39

Agreement of Lease dated February 17, 1998, with respect to LNL’s offices located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1997.

10.40

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

10.41

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.42

Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.43

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