Form 10-Q
period 2017-03-31
LINCOLN NATIONAL CORP
filed 2017-05-04
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of May 1, 2017, there were 224,278,433 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2017 – $85,834; 2016 – $84,287)	$91,102	$89,013
Variable interest entities’ fixed maturity securities (amortized cost: 2017 – $0; 2016 – $200)	-	200
Equity securities (cost: 2017 – $263; 2016 – $260)	276	275
Trading securities	1,703	1,712
Mortgage loans on real estate	10,001	9,889
Real estate	24	24
Policy loans	2,432	2,451
Derivative investments	991	927
Other investments	2,104	2,230
Total investments	108,633	106,721
Cash and invested cash	1,923	2,722
Deferred acquisition costs and value of business acquired	9,030	9,134
Premiums and fees receivable	465	430
Accrued investment income	1,124	1,062
Reinsurance recoverables	5,333	5,265
Funds withheld reinsurance assets	610	617
Goodwill	2,273	2,273
Other assets	5,119	5,006
Separate account assets	132,958	128,397
Total assets	$267,468	$261,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$22,202	$21,576
Other contract holder funds	79,078	78,903
Short-term debt	200	-
Long-term debt	5,133	5,345
Reinsurance related embedded derivatives	50	53
Funds withheld reinsurance liabilities	1,961	1,976
Deferred gain on business sold through reinsurance	6	24
Payables for collateral on investments	5,086	4,995
Other liabilities	5,821	5,880
Separate account liabilities	132,958	128,397
Total liabilities	252,495	247,149

Contingencies and Commitments (See Note 8)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 224,888,259 and 226,335,105 shares
issued and outstanding as of March 31, 2017, and December 31, 2016, respectively	5,839	5,869
Retained earnings	7,287	7,043
Accumulated other comprehensive income (loss)	1,847	1,566
Total stockholders’ equity	14,973	14,478
Total liabilities and stockholders’ equity	$267,468	$261,627

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2017	2016
Revenues
Insurance premiums	$807	$816
Fee income	1,354	1,235
Net investment income	1,238	1,172
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(4)	(56)
Portion of loss recognized in other comprehensive income	-	20
Net other-than-temporary impairment losses on securities recognized in earnings	(4)	(36)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(35)	(78)
Total realized gain (loss)	(39)	(114)
Amortization of deferred gain on business sold through reinsurance	18	18
Other revenues	122	116
Total revenues	3,500	3,243
Expenses
Interest credited	647	633
Benefits	1,290	1,331
Commissions and other expenses	1,015	976
Interest and debt expense	64	68
Strategic digitization expense	9	-
Total expenses	3,025	3,008
Income (loss) before taxes	475	235
Federal income tax expense (benefit)	40	24
Net income (loss)	435	211
Other comprehensive income (loss), net of tax	281	1,086
Comprehensive income (loss)	$716	$1,297

Net Income (Loss) Per Common Share
Basic	$1.93	$0.87
Diluted	1.89	0.83

Cash Dividends Declared Per Common Share	$0.29	$0.25

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2017	2016

Common Stock
Balance as of beginning-of-year	$5,869	$6,298
Stock compensation/issued for benefit plans	44	3
Retirement of common stock/cancellation of shares	(74)	(142)
Balance as of end-of-period	5,839	6,159

Retained Earnings
Balance as of beginning-of-year	7,043	6,474
Net income (loss)	435	211
Retirement of common stock	(126)	(58)
Common stock dividends declared	(65)	(59)
Balance as of end-of-period	7,287	6,568

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	1,566	845
Other comprehensive income (loss), net of tax	281	1,086
Balance as of end-of-period	1,847	1,931
Total stockholders’ equity as of end-of-period	$14,973	$14,658

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$435	$211
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	15	5
Trading securities purchases, sales and maturities, net	23	28
Change in premiums and fees receivable	(35)	(25)
Change in accrued investment income	(62)	(38)
Change in future contract benefits and other contract holder funds	(281)	262
Change in reinsurance related assets and liabilities	(13)	(286)
Change in federal income tax accruals	40	(38)
Realized (gain) loss	39	114
Amortization of deferred gain on business sold through reinsurance	(18)	(18)
Other	(34)	83
Net cash provided by (used in) operating activities	109	298

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,158)	(3,291)
Sales of available-for-sale securities	503	1,502
Maturities of available-for-sale securities	1,298	1,269
Purchases of alternative investments	(53)	(71)
Sales and repayments of alternative investments	53	32
Issuance of mortgage loans on real estate	(341)	(421)
Repayment and maturities of mortgage loans on real estate	229	182
Issuance and repayment of policy loans, net	18	11
Net change in collateral on investments and derivatives	(32)	106
Other	(16)	(26)
Net cash provided by (used in) investing activities	(1,499)	(707)

Cash Flows from Financing Activities
Deposits of fixed account values, including the fixed portion of variable	2,713	2,672
Withdrawals of fixed account values, including the fixed portion of variable	(1,530)	(1,413)
Transfers to and from separate accounts, net	(356)	(549)
Common stock issued for benefit plans	29	(10)
Repurchase of common stock	(200)	(200)
Dividends paid to common stockholders	(65)	(60)
Net cash provided by (used in) financing activities	591	440

Net increase (decrease) in cash and invested cash	(799)	31
Cash and invested cash as of beginning-of-year	2,722	3,146
Cash and invested cash as of end-of-period	$1,923	$3,177

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2016 Form 10-K.

Certain amounts reported in prior year's consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  Specifically, we reclassified cash flows from certain investing activities into their own respective line items within the Consolidated Statements of Cash Flows.  Previously, these amounts were reported within purchases of other investments or sales or maturities of other investments line items, as applicable, within cash flows from investing activities.  These reclassifications had no effect on net income (loss), net cash provided by (used in) investing activities, or stockholders’ equity for the prior year.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.  All material inter-company accounts and transactions have been eliminated in consolidation.

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
ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

The amendments clarify that a change in the counterparty to a derivative instrument identified in a hedging relationship in and of itself does not require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  We adopted the guidance in this ASU prospectively.

		January 1, 2017	The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.
ASU 2016-06, Contingent Put and Call Options in Debt Instruments

The amendments clarify the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  Upon adoption of this ASU, entities will be required to assess embedded call and put options solely in accordance with the four-step decision sequence that was developed by the FASB Derivatives Implementation Group.  We adopted this ASU using a modified retrospective basis applied to existing debt instruments.

		January 1, 2017	The adoption of this ASU did not have an effect on our consolidated financial condition or results of operations.

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

January 1, 2018

Our primary revenue sources will continue to be recognized in accordance with ASC Topic 944, Financial Services – Insurance.  Our analysis indicates that approximately $1 billion of our revenue reported in fee income and other revenue in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016, is within the scope of this ASU.  We continue to evaluate the impact of adopting this ASU on our consolidated financial condition and results of operations.

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

January 1, 2018

We hold equity securities classified as available-for-sale (“AFS”) securities that are currently measured at fair value with changes in fair value recognized through other comprehensive income (loss) (“OCI”).  Upon adoption of this ASU, we will be required to recognize changes in fair value of our equity securities through net income.  See Note 4 for details regarding our equity securities currently classified as AFS securities.

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

January 1, 2020

We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations, with a primary focus on our fixed maturity securities (see Note 4).  We currently reduce the amortized cost of the individual security when recognizing other-than-temporary impairment (“OTTI”) on these securities.  Upon adoption of ASU 2016-13, we will no longer reduce the amortized cost of each individual security; rather we will establish a valuation allowance, and any declines or improvements in credit quality will be recognized through the valuation allowance.

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
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

These amendments require that an entity report the service cost component of employee pension and postretirement benefit plans in the same line item as other compensation costs from services rendered by the applicable employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  ASU 2017-07 requires retrospective adoption related to the presentation of net periodic pension costs and postretirement benefit cost.

		January 1, 2018	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities

These amendments require an entity to shorten the amortization period for certain callable debt securities held at a premium so that the premium is amortized to the earliest call date.  Early adoption is permitted, and the ASU requires adoption under a modified retrospective basis through a cumulative-effect adjustment to the beginning balance of retained earnings.

		January 1, 2019	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

See Note 4 in our 2016 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

As of March 2017 and December 2016, our $200 million and $400 million credit-linked notes (“CLNs”) matured, respectively, and we no longer reflect the assets and liabilities associated with these VIEs on our Consolidated Balance Sheets or recognize the results of operations of these VIEs on our Consolidated Statements of Comprehensive Income (Loss).  We no longer have any exposure related to these VIEs.

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2017			As of December 31, 2016
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans (1)	N/A	$-	$-	N/A	$-	$200
Total return swap	1	527	-	1	533	-
Credit default swaps	-	-	-	1	200	-
Total assets	1	$527	$-	2	$733	$200

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.

As of March 31, 2017, and December 31, 2016, we did not recognize any liabilities from consolidated VIEs on our Consolidated Balance Sheets.  We did hold one contingent forward instrument as of December 31, 2016; however, the instrument had a zero notional and carrying value.

For details related to the fixed maturity AFS securities underlying these VIEs, see Note 4.

As described more fully in Note 1 of our 2016 Form 10-K, we regularly review our investment holdings for OTTI.  Based upon this review, we believe that the AFS fixed maturity securities were not other-than-temporarily impaired as of March 31, 2017.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Non-Qualifying Hedges
Credit default swaps	$-	$6
Contingent forwards	-	-
Total non-qualifying hedges (1)	$-	$6

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2016 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.3 billion as of March 31, 2017, and December 31, 2016.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $35 million and $37 million as of March 31, 2017, and December 31, 2016, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were less than $1 million for the three months ended March 31, 2017 and 2016.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of March 31, 2017.

4.  Investments

AFS Securities

See Note 1 in our 2016 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$74,509	$5,036	$771	$(5)	$78,779
Asset-backed securities (“ABS”)	1,017	40	12	(17)	1,062
U.S. government bonds	540	38	2	-	576
Foreign government bonds	398	58	-	-	456
Residential mortgage-backed securities (“RMBS”)	3,490	144	62	(9)	3,581
Commercial mortgage-backed securities (“CMBS”)	423	7	4	(1)	427
Collateralized loan obligations (“CLOs”)	772	3	3	(4)	776
State and municipal bonds	4,101	743	18	-	4,826
Hybrid and redeemable preferred securities	584	75	40	-	619
Total fixed maturity securities	85,834	6,144	912	(36)	91,102
Equity securities	263	16	3	-	276
Total AFS securities	$86,097	$6,160	$915	$(36)	$91,378

	As of December 31, 2016
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$73,275	$4,754	$970	$(5)	$77,064
ABS	1,047	39	14	(13)	1,085
U.S. government bonds	384	37	2	-	419
Foreign government bonds	449	58	1	-	506
RMBS	3,534	147	73	(6)	3,614
CMBS	345	8	4	(1)	350
CLOs	742	1	3	(4)	744
State and municipal bonds	3,929	718	20	-	4,627
Hybrid and redeemable preferred securities	582	70	48	-	604
VIEs’ fixed maturity securities	200	-	-	-	200
Total fixed maturity securities	84,487	5,832	1,135	(29)	89,213
Equity securities	260	19	4	-	275
Total AFS securities	$84,747	$5,851	$1,139	$(29)	$89,488

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2017, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,090	$3,131
Due after one year through five years	18,673	19,611
Due after five years through ten years	17,275	17,719
Due after ten years	41,094	44,795
Subtotal	80,132	85,256
Structured securities (ABS, MBS, CLOs)	5,702	5,846
Total fixed maturity AFS securities	$85,834	$91,102

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$14,068	$471	$2,790	$302	$16,858	$773
ABS	121	4	270	22	391	26
U.S. government bonds	170	2	-	-	170	2
RMBS	996	52	325	15	1,321	67
CMBS	210	4	18	2	228	6
CLOs	277	3	21	-	298	3
State and municipal bonds	231	12	46	6	277	18
Hybrid and redeemable
preferred securities	56	3	141	37	197	40
Total fixed maturity securities	16,129	551	3,611	384	19,740	935
Equity securities	13	2	40	1	53	3
Total AFS securities	$16,142	$553	$3,651	$385	$19,793	$938

Total number of AFS securities in an unrealized loss position						1,584

	As of December 31, 2016
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$15,820	$569	$3,187	$403	$19,007	$972
ABS	201	4	298	25	499	29
U.S. government bonds	18	2	-	-	18	2
Foreign government bonds	29	1	-	-	29	1
RMBS	989	58	392	23	1,381	81
CMBS	190	4	19	2	209	6
CLOs	259	3	25	-	284	3
State and municipal bonds	227	12	47	8	274	20
Hybrid and redeemable
preferred securities	76	4	143	44	219	48
Total fixed maturity securities	17,809	657	4,111	505	21,920	1,162
Equity securities	4	2	44	2	48	4
Total AFS securities	$17,813	$659	$4,155	$507	$21,968	$1,166

Total number of AFS securities in an unrealized loss position						1,744

For information regarding our investments in VIEs, see Note 3.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$92	$31	$-	18
Six months or greater, but less than nine months	25	7	1	4
Twelve months or greater	265	105	9	52
Total	$382	$143	$10	74

	As of December 31, 2016
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$174	$52	$2	19
Nine months or greater, but less than twelve months	1	1	-	2
Twelve months or greater	364	167	10	62
Total	$539	$220	$12	83

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased by $228 million for the three months ended March 31, 2017.  As discussed further below, we believe the unrealized loss position as of March 31, 2017, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell these fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of March 31, 2017, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2017, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of March 31, 2017, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of March 31, 2017, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Balance as of beginning-of-year	$430	$382
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	1	35
Credit losses on securities for which an OTTI was previously recognized	3	5
Decreases attributable to:
Securities sold, paid down or matured	(41)	(9)
Balance as of end-of-period	$393	$413

During the three months ended March 31, 2017 and 2016, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of March 31, 2017
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$20	$5	$25	$39
ABS	205	17	222	112
RMBS	312	9	321	195
CMBS	22	1	23	39
CLOs	11	4	15	5
State and municipal bonds	1	-	1	3
Total	$571	$36	$607	$393

	As of December 31, 2016
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$80	$5	$85	$77
ABS	212	13	225	112
RMBS	332	6	338	194
CMBS	29	1	30	39
CLOs	11	4	15	5
State and municipal bonds	2	-	2	3
Total	$666	$29	$695	$430

Mortgage Loans on Real Estate

See Note 1 in our 2016 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 20% and 11%, respectively, of mortgage loans on real estate as of March 31, 2017, and December 31, 2016.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	March 31,	December 31,
	2017	2016
Current	$10,000	$9,888
60 to 90 days past due	-	-
Greater than 90 days past due	2	2
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Unamortized premium (discount)	1	1
Total carrying value	$10,001	$9,889

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2017	2016
Number of impaired mortgage loans on real estate	2	2

Principal balance of impaired mortgage loans on real estate	$7	$7
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Carrying value of impaired mortgage loans on real estate	$5	$5

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Balance as of beginning-of-year	$2	$2
Additions	-	-
Charge-offs, net of recoveries	-	-
Balance as of end-of-period	$2	$2

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Average carrying value for impaired mortgage loans on real estate	$5	$6
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

As described in Note 1 in our 2016 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of March 31, 2017			As of December 31, 2016
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$8,873	88.7%	2.16	$8,709	88.0%	2.16
65% to 74%	968	9.7%	1.89	1,009	10.2%	1.87
75% to 100%	155	1.5%	0.82	166	1.7%	0.82
Greater than 100%	5	0.1%	1.04	5	0.1%	1.04
Total mortgage loans on real estate	$10,001	100.0%		$9,889	100.0%

Alternative Investments

As of March 31, 2017, and December 31, 2016, alternative investments included investments in 199 and 202 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Fixed maturity AFS securities: (1)
Gross gains	$8	$54
Gross losses	(12)	(98)
Equity AFS securities:
Gross gains	1	-
Gross losses	-	-
Gain (loss) on other investments	(3)	(60)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(7)	(3)
Total realized gain (loss) related to certain investments, pre-tax	$(13)	$(107)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(2)	$(36)
ABS	(1)	(2)
RMBS	(1)	(2)
Gross OTTI recognized in net income (loss)	(4)	(40)
Associated amortization of DAC, VOBA, DSI and DFEL	-	4
Net OTTI recognized in net income (loss), pre-tax	$(4)	$(36)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$26
Change in DAC, VOBA, DSI and DFEL	-	(6)
Net portion of OTTI recognized in OCI, pre-tax	$-	$20

Determination of Credit Losses on Corporate Bonds and ABS

As of March 31, 2017, and December 31, 2016, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2017, and December 31, 2016, 96% and 95%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2017, and December 31, 2016, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.6 billion and $3.8 billion, respectively, and a fair value of $3.5 billion and $3.7 billion, respectively.  As of March 31, 2017, and December 31, 2016, 96% of the fair value of our ABS portfolio was rated investment grade.  As of March 31, 2017, and December 31, 2016, the portion of our ABS portfolio rated below investment grade had an amortized cost of $87 million and $91 million, respectively, and a fair value of $74 million and $75 million, respectively.  Based upon the analysis discussed above, we believe as of March 31, 2017, and December 31, 2016, that we would recover the amortized cost of each fixed maturity security.

Determination of Credit Losses on MBS

As of March 31, 2017, and December 31, 2016, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of March 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$923	$923	$894	$894
Securities pledged under securities lending agreements (2)	127	123	216	209
Securities pledged under repurchase agreements (3)	536	588	535	589
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,500	5,205	3,350	4,947
Total payables for collateral on investments	$5,086	$6,839	$4,995	$6,639

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2017	2016
Collateral payable for derivative investments	$29	$772
Securities pledged under securities lending agreements	(89)	4
Securities pledged under repurchase agreements	1	(166)
Investments pledged for FHLBI	150	(250)
Total increase (decrease) in payables for collateral on investments	$91	$360

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of March 31, 2017
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$386	$150	$536
Total	-	-	386	150	536
Securities Lending
Corporate bonds	127	-	-	-	127
Total	127	-	-	-	127
Total gross secured borrowings	$127	$-	$386	$150	$663

	As of December 31, 2016
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$389	$146	$535
Total	-	-	389	146	535
Securities Lending
Corporate bonds	212	-	-	-	212
Foreign government bonds	4	-	-	-	4
Total	216	-	-	-	216
Total gross secured borrowings	$216	$-	$389	$146	$751

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements, which we are permitted to sell or re-pledge.  As of March 31, 2017, the fair value of all collateral received that we are permitted to sell or re-pledge was $176 million.  As of March 31, 2017, we have not sold or re-pledged this collateral.

Investment Commitments

As of March 31, 2017, our investment commitments were $1.3 billion, which included $735 million of LPs, $340 million of mortgage loans on real estate and $228 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2017, and December 31, 2016, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.4 billion and $1.5 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by Federal National Mortgage Association with a fair value of $1.1 billion, or 1% of our invested assets portfolio.  These concentrations include both AFS and trading securities.

As of March 31, 2017, and December 31, 2016, our most significant investments in one industry were our investment securities in the consumer non-cyclical industry with a fair value of $14.2 billion and $13.7 billion, respectively, or 13% of our invested assets portfolio, and our investment securities in the utilities industry with a fair value of $13.4 billion and $13.2 billion, respectively, or 12% of our invested assets portfolio.  These concentrations include both AFS and trading securities.

5.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  See Note 1 in our 2016 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2016 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy, which information is incorporated herein by reference.  See Note 12 for additional disclosures related to the fair value of our derivative instruments and Note 3 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2017			As of December 31, 2016
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,574	$39	$80	$3,552	$68	$122
Foreign currency contracts (1)	1,213	131	10	1,177	153	10
Total cash flow hedges	4,787	170	90	4,729	221	132
Fair value hedges:
Interest rate contracts (1)	1,493	246	174	1,512	258	182
Non-Qualifying Hedges
Interest rate contracts (1)	77,202	695	160	70,290	985	701
Foreign currency contracts (1)	25	-	-	14	-	-
Equity market contracts (1)	29,063	526	393	28,315	541	616
Credit contracts (1)	56	-	-	66	-	-
Embedded derivatives:
Guaranteed living benefit ("GLB") (2)	-	226	-	-	-	-
GLB (3)	-	-	-	-	-	371
Reinsurance related (4)	-	-	50	-	-	53
Indexed annuity and IUL contracts (5)	-	-	1,238	-	-	1,139
Total derivative instruments	$112,626	$1,863	$2,105	$104,926	$2,005	$3,194

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

Beginning in the first quarter 2017, consistent with changes enacted by the Chicago Mercantile Exchange (“CME”), the Company offset the variation margin payments with the derivative balances that are cleared through CME.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2017
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$12,032	$25,178	$29,368	$14,478	$1,213	$82,269
Foreign currency contracts (2)	37	151	355	695	-	1,238
Equity market contracts	17,297	8,832	1,645	15	1,274	29,063
Credit contracts	-	-	56	-	-	56
Total derivative instruments
with notional amounts	$29,366	$34,161	$31,424	$15,188	$2,487	$112,626

(1)	As of March 31, 2017, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of March 31, 2017, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was December 2045.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$49	$132
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	9	(144)
Foreign currency contracts	11	15
Change in foreign currency exchange rate adjustment	(20)	(11)
Change in DAC, VOBA, DSI and DFEL	(2)	(4)
Income tax benefit (expense)	1	50
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	1
Interest rate contracts (2)	(4)	-
Foreign currency contracts (1)	4	2
Foreign currency contracts (3)	5	4
Associated amortization of DAC, VOBA, DSI and DFEL	-	(1)
Income tax benefit (expense)	(2)	(2)
Balance as of end-of-year	$43	$34

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2	$1
Interest rate contracts (2)	(4)	-
Foreign currency contracts (1)	4	2
Foreign currency contracts (3)	5	4
Total cash flow hedges	7	7
Fair value hedges:
Interest rate contracts (1)	(7)	(8)
Interest rate contracts (2)	8	8
Interest rate contracts (3)	8	(53)
Total fair value hedges	9	(53)
Non-Qualifying Hedges
Interest rate contracts (3)	(50)	975
Foreign currency contracts (3)	3	4
Equity market contracts (3)	(528)	(330)
Equity market contracts (4)	10	(1)
Credit contracts (3)	-	(3)
Embedded derivatives:
GLB (3)	597	(963)
Reinsurance related (3)	3	(24)
Indexed annuity and IUL contracts (3)	(120)	6
Total derivative instruments	$(69)	$(382)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Offset to net investment income	$6	$3
Offset to realized gain (loss)	5	4
Offset to interest and debt expense	(4)	-

As of March 31, 2017,  $8 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2017 and 2016, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of March 31, 2017
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	6/20/2022	(3)	(4)	BBB+	1	$1	$56
					1	$1	$56

As of December 31, 2016
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Single name credit default swaps	3/20/2017 (5)	(6)	(4)	BBB+	2	$-	$40
					2	$-	$40

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of our credit default swaps.
(3)	Credit default swaps were entered into in order to hedge the liability exposure on certain variable annuity products.
(4)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.
(5)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2016 Form 10-K.
(6)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2017	2016
Maximum potential payout	$56	$40
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$56	$40

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post less than $1 million of collateral as of March 31, 2017.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2017, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2017, our exposure was $4 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2017		As of December 31, 2016
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$74	$-	$53	$(32)
A+	32	(212)	10	(217)
A	495	(277)	466	(381)
A-	59	-	67	-
BBB+	262	-	298	-
	$922	$(489)	$894	$(630)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,532	$226	$1,758
Gross amounts offset	(541)	-	(541)
Net amount of assets	991	226	1,217
Gross amounts not offset:
Cash collateral	(922)	-	(922)
Net amount	$69	$226	$295

Financial Liabilities
Gross amount of recognized liabilities	$589	$1,288	$1,877
Gross amounts offset	(105)	-	(105)
Net amount of liabilities	484	1,288	1,772
Gross amounts not offset:
Cash collateral	(489)	-	(489)
Net amount	$(5)	$1,288	$1,283

	As of December 31, 2016
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,470	$-	$1,470
Gross amounts offset	(543)	-	(543)
Net amount of assets	927	-	927
Gross amounts not offset:
Cash collateral	(894)	-	(894)
Net amount	$33	$-	$33

Financial Liabilities
Gross amount of recognized liabilities	$1,089	$1,563	$2,652
Gross amounts offset	(536)	-	(536)
Net amount of liabilities	553	1,563	2,116
Gross amounts not offset:
Cash collateral	(630)	-	(630)
Net amount	$(77)	$1,563	$1,486

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 8% and 10% for the three months ended March 31, 2017 and 2016, respectively.  The amount previously reported for the three months ended March 31, 2016, was updated due to the October 1, 2016, adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  For more information, see Note 2 in our 2016 Form 10-K.  The effective tax rate on pre-tax income from continuing operations was significantly lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of the separate accounts dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2017 (1)	2016 (1)
Return of Net Deposits
Total account value	$90,582	$87,707
Net amount at risk (2)	348	824
Average attained age of contract holders	63 years	63 years

Minimum Return
Total account value	$106	$105
Net amount at risk (2)	20	22
Average attained age of contract holders	75 years	75 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,359	$24,605
Net amount at risk (2)	553	782
Average attained age of contract holders	70 years	69 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Three
	Months Ended
	March 31,
	2017	2016
Balance as of beginning-of-year	$110	$115
Changes in reserves	(5)	15
Benefits paid	(6)	(14)
Balance as of end-of-period	$99	$116

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2017	2016
Asset Type
Domestic equity	$54,433	$52,244
International equity	18,131	17,396
Bonds	27,564	27,532
Money market	12,992	12,010
Total	$113,120	$109,182

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 34% and 35% of total life insurance in-force reserves as of March 31, 2017, and December 31, 2016, respectively.  UL and VUL products with secondary guarantees represented 26% and 29% of total sales for the three months ended March 31, 2017 and 2016, respectively.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2017.

While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of March  31, 2017, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Cost of Insurance Litigation

In re:  Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Master File No. 16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action filings that were consolidated by an order dated March 20, 2017.  In addition to consolidating a number of existing matters, the order also covers any future filed cases in the same district related to the same subject matter.  Plaintiffs own universal life insurance policies originally issued by Jefferson Pilot (now Lincoln).  Plaintiffs allege that The Lincoln National Life Insurance Company breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016.  Plaintiffs seek to represent classes of policyowners and seek damages on their behalf.  We are vigorously defending this matter.

See Note 13 in our 2016 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Common Stock
Balance as of beginning-of-year	226,335,105	243,835,893
Stock issued for exercise of warrants	45,294	24,813
Stock compensation/issued for benefit plans	1,371,831	660,605
Retirement/cancellation of shares	(2,863,971)	(5,516,059)
Balance as of end-of-period	224,888,259	239,005,252

Common Stock as of End-of-Period
Basic basis	224,888,259	239,005,252
Diluted basis (1)	228,934,631	242,176,232

(1)

Effective October 1, 2016, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  We have updated certain previously reported interim results and metrics as of January 1, 2016, in accordance with the new guidance.  For more information, see Note 1 – Earnings Per Share in our 2016 Form 10-K.

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Weighted-average shares, as used in basic calculation	225,619,803	241,676,363
Shares to cover exercise of outstanding warrants	1,023,429	1,101,947
Shares to cover non-vested stock (1)	1,675,799	1,063,150
Average stock options outstanding during the period	2,681,129	1,806,644
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(150,236)	(291,520)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period) (1)	(1,619,156)	(1,299,510)
Shares repurchasable from measured but
unrecognized stock option expense	(77,078)	(1,103)
Average deferred compensation shares	949,815	1,039,929
Weighted-average shares, as used in diluted calculation (1)	230,103,505	245,095,900

(1)

Effective October 1, 2016, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  We have updated certain previously reported interim results and metrics as of January 1, 2016, in accordance with the new guidance.  For more information, see Note 1 – Earnings Per Share in our 2016 Form 10-K.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the three months ended March 31, 2017 and 2016, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was less than $1 million and $7 million for the three months ended March 31, 2017, and 2016, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2017	2016
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,784	$991
Unrealized holding gains (losses) arising during the period	530	2,469
Change in foreign currency exchange rate adjustment	19	7
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(121)	(661)
Income tax benefit (expense)	(151)	(641)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(3)	(44)
Associated amortization of DAC, VOBA, DSI and DFEL	(7)	(2)
Income tax benefit (expense)	4	16
Balance as of end-of-period	$2,067	$2,195
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$25	$26
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	-	(26)
Change in DAC, VOBA, DSI and DFEL	-	6
Income tax benefit (expense)	-	7
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	7	(14)
Change in DAC, VOBA, DSI and DFEL	(1)	4
Income tax benefit (expense)	(2)	3
Balance as of end-of-period	$29	$6
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$49	$132
Unrealized holding gains (losses) arising during the period	20	(129)
Change in foreign currency exchange rate adjustment	(20)	(11)
Change in DAC, VOBA, DSI and DFEL	(2)	(4)
Income tax benefit (expense)	1	50
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	7	7
Associated amortization of DAC, VOBA, DSI and DFEL	-	(1)
Income tax benefit (expense)	(2)	(2)
Balance as of end-of-period	$43	$34
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(27)	$(5)
Foreign currency translation adjustment arising during the period	2	(2)
Balance as of end-of-period	$(25)	$(7)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(265)	$(299)
Adjustment arising during the period	(2)	2
Balance as of end-of-period	$(267)	$(297)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2017	2016
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(3)	$(44)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(7)	(2)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(10)	(46)	operations before taxes
Income tax benefit (expense)	4	16	Federal income tax expense (benefit)
Reclassification, net of income tax	$(6)	$(30)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$-	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	-	operations before taxes
Income tax benefit (expense)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$-	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$1	Net investment income
Interest rate contracts	(4)	-	Interest and debt expense
Foreign currency contracts	4	6	Net investment income
Foreign currency contracts	5	-	Total realized gain (loss)
Total gross reclassifications	7	7
Associated amortization of DAC,
VOBA, DSI and DFEL	-	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	7	6	operations before taxes
Income tax benefit (expense)	(2)	(2)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$5	$4	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Total realized gain (loss) related to certain investments (1)	$(13)	$(107)
Realized gain (loss) on the mark-to-market on certain instruments (2)	11	8
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(10)	(23)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	1
Variable annuity net derivatives results: (4)
Gross gain (loss)	(28)	11
Associated amortization of DAC, VOBA, DSI and DFEL	3	(4)
Total realized gain (loss)	$(39)	$(114)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

LNC stock-based awards granted were as follows:

For the
Three
Months
Ended
March 31,
2017
10-year LNC stock options	392,367
Performance shares	149,225
RSUs	398,500
Non-employee:
SARs	26,494
Agent stock options	102,638
Director DSUs	7,475

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$91,102	$91,102	$89,013	$89,013
VIEs’ fixed maturity securities	-	-	200	200
Equity securities	276	276	275	275
Trading securities	1,703	1,703	1,712	1,712
Mortgage loans on real estate	10,001	10,033	9,889	9,853
Derivative investments (1)	991	991	927	927
Other investments	2,104	2,104	2,230	2,230
Cash and invested cash	1,923	1,923	2,722	2,722
Other assets:
GLB direct embedded derivatives (2)	226	226	-	-
GLB ceded embedded derivatives	116	116	203	203
Separate account assets	132,958	132,958	128,397	128,397

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,238)	(1,238)	(1,139)	(1,139)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(629)	(629)	(629)	(629)
Account values of certain investment contracts	(31,832)	(35,540)	(31,516)	(35,647)
Short-term debt	(200)	(210)	-	-
Long-term debt	(5,133)	(5,573)	(5,345)	(5,679)
Reinsurance related embedded derivatives	(50)	(50)	(53)	(53)
Other liabilities:
Derivative liabilities (1)	(171)	(171)	(553)	(553)
GLB direct embedded derivatives (2)	-	-	(371)	(371)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Portions of our GLB direct embedded derivatives are ceded to third-party reinsurance counterparties. Refer to Note 5 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2017, and December 31, 2016, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2017, or December 31, 2016, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2016 Form 10-K:

	As of March 31, 2017
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,376	$2,403	$78,779
ABS	-	1,033	29	1,062
U.S. government bonds	562	9	5	576
Foreign government bonds	-	346	110	456
RMBS	-	3,574	7	3,581
CMBS	-	383	44	427
CLOs	-	688	88	776
State and municipal bonds	-	4,825	1	4,826
Hybrid and redeemable preferred securities	66	474	79	619
Equity AFS securities	16	78	182	276
Trading securities	102	1,541	60	1,703
Derivative investments (1)	-	1,077	560	1,637
Other investments	150	-	-	150
Cash and invested cash	-	1,923	-	1,923
Other assets:
GLB direct embedded derivatives	-	-	226	226
GLB ceded embedded derivatives	-	-	116	116
Separate account assets	834	132,124	-	132,958
Total assets	$1,730	$224,451	$3,910	$230,091

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,238)	$(1,238)
Long-term debt	-	(1,118)	-	(1,118)
Reinsurance related embedded derivatives	-	(50)	-	(50)
Other liabilities:
Derivative liabilities (1)	-	(369)	(448)	(817)
Total liabilities	$-	$(1,537)	$(1,686)	$(3,223)

	As of December 31, 2016
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$74,659	$2,405	$77,064
ABS	-	1,052	33	1,085
U.S. government bonds	408	11	-	419
Foreign government bonds	-	395	111	506
RMBS	-	3,611	3	3,614
CMBS	-	343	7	350
CLOs	-	676	68	744
State and municipal bonds	-	4,627	-	4,627
Hybrid and redeemable preferred securities	60	468	76	604
VIEs’ fixed maturity securities	-	200	-	200
Equity AFS securities	17	81	177	275
Trading securities	102	1,545	65	1,712
Derivative investments (1)	-	1,406	599	2,005
Other investments	146	-	-	146
Cash and invested cash	-	2,722	-	2,722
Other assets – GLB ceded embedded derivatives	-	-	203	203
Separate account assets	863	127,534	-	128,397
Total assets	$1,596	$219,330	$3,747	$224,673

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,139)	$(1,139)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(53)	-	(53)
Other liabilities:
Derivative liabilities (1)	-	(939)	(692)	(1,631)
GLB direct embedded derivatives	-	-	(371)	(371)
Total liabilities	$-	$(2,195)	$(2,202)	$(4,397)

(1)	Derivative investment assets and liabilities presented within the fair value hierarchy are presented on a gross basis by derivative type and not on a master netting basis by counterparty.

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

	For the Three Months Ended March 31, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,405	$6	$65	$(204)	$131	$2,403
ABS	33	-	1	-	(5)	29
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	4	-	7
CMBS	7	-	-	41	(4)	44
CLOs	68	-	-	5	15	88
State and municipal bonds	-	(1)	-	-	2	1
Hybrid and redeemable
preferred securities	76	-	3	-	-	79
Equity AFS securities	177	1	(1)	5	-	182
Trading securities	65	1	7	(16)	3	60
Derivative investments	(93)	(69)	23	251	-	112
Other assets: (5)
GLB direct embedded derivatives	-	226	-	-	-	226
GLB ceded embedded derivatives	203	(87)	-	-	-	116
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,139)	(120)	-	21	-	(1,238)
Other liabilities – GLB direct embedded
derivatives (5)	(371)	371	-	-	-	-
Total, net	$1,545	$328	$97	$107	$147	$2,224

	For the Three Months Ended March 31, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,993	$6	$18	$28	$140	$2,185
ABS	45	-	(1)	-	-	44
Foreign government bonds	111	-	-	-	-	111
RMBS	1	-	-	-	-	1
CMBS	10	-	-	(1)	-	9
CLOs	551	-	2	38	-	591
Hybrid and redeemable
preferred securities	94	-	(2)	-	-	92
Equity AFS securities	164	-	(1)	4	-	167
Trading securities	73	1	2	(1)	(1)	74
Derivative investments	555	(440)	92	(17)	-	190
Other investments (4)	-	2	-	-	-	2
Other assets – GLB ceded
embedded derivatives (5)	268	165	-	-	-	433
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,100)	7	-	5	-	(1,088)
VIEs’ liabilities – derivative instruments (4)	(4)	4	-	-	-	-
Other liabilities:
Credit default swaps (4)	(9)	(3)	-	-	-	(12)
GLB direct embedded derivatives (5)	(953)	(963)	-	-	-	(1,916)
Total, net	$1,799	$(1,221)	$110	$56	$139	$883

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$38	$(62)	$(22)	$(63)	$(95)	$(204)
RMBS	4	-	-	-	-	4
CMBS	41	-	-	-	-	41
CLOs	5	-	-	-	-	5
Equity AFS securities	7	(2)	-	-	-	5
Trading securities	2	(17)	-	(1)	-	(16)
Derivative investments	47	294	(90)	-	-	251
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(18)	-	-	39	-	21
Total, net	$126	$213	$(112)	$(25)	$(95)	$107

	For the Three Months Ended March 31, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$116	$9	$(4)	$(36)	$(57)	$28
CMBS	-	(1)	-	-	-	(1)
CLOs	40	-	-	(2)	-	38
Equity AFS securities	4	-	-	-	-	4
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	40	(43)	(14)	-	-	(17)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(26)	-	-	31	-	5
Total, net	$174	$(35)	$(18)	$(8)	$(57)	$56

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2017	2016
Derivative investments	$(74)	$(393)
Other investments	-	2
Embedded derivatives:
Indexed annuity and IUL contracts	(14)	(23)
GLB	747	(824)
VIEs’ liabilities – derivative instruments	-	4
Credit default swaps	-	(3)
Total, net (1)	$659	$(1,237)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2017			March 31, 2016
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$160	$(29)	$131	$164	$(24)	$140
ABS	-	(5)	(5)	-	-	-
U.S. government bonds	5	-	5	-	-	-
CMBS	-	(4)	(4)	-	-	-
CLOs	30	(15)	15	-	-	-
State and municipal bonds	2	-	2	-	-	-
Trading securities	3	-	3	-	(1)	(1)
Total, net	$200	$(53)	$147	$164	$(25)	$139

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2017 and 2016, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three months ended March 31, 2017 and 2016, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March  31, 2017:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,795	Discounted cash flow	Liquidity/duration adjustment (1)	0.6%	-	37.3%
ABS	25	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	79	Discounted cash flow	Liquidity/duration adjustment (1)	1.7%	-	3.3%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	2.0%	-	2.0%
Equity AFS securities	24	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.0%
Other assets – GLB direct and ceded
embedded derivatives	342	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.37%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,238)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)

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
•

GLB embedded derivatives – Assuming our GLB direct embedded derivative is in a liability position, an increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement; and an increase in the utilization of guaranteed withdrawal or volatility inputs would result in an increase in the fair value measurement.  Assuming our GLB ceded embedded derivative is in an asset position, the fair value measurement would move in the opposite direction from the GLB direct embedded derivative.

For each category discussed above, the unobservable inputs are not inter-related; therefore, a directional change in one input will not affect the other inputs.

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” in Note 1 of our 2016 Form 10-K.

13.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 21 of our 2016 Form 10-K for a brief description of these segments and Other Operations.

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

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Revenues
Operating revenues:
Annuities	$1,061	$1,039
Retirement Plan Services	282	267
Life Insurance	1,606	1,478
Group Protection	541	534
Other Operations	88	82
Excluded realized gain (loss), pre-tax	(80)	(158)
Amortization of deferred gain arising
from reserve changes on business
sold through reinsurance, pre-tax	1	1
Amortization of DFEL associated
with benefit ratio unlocking, pre-tax	1	-
Total revenues	$3,500	$3,243

	For the Three
	Months Ended
	March 31,
	2017	2016
Net Income (Loss)
Income (loss) from operations:
Annuities	$281	$218
Retirement Plan Services	37	31
Life Insurance	130	75
Group Protection	7	5
Other Operations	(13)	(12)
Excluded realized gain (loss), after-tax	(52)	(102)
Benefit ratio unlocking, after-tax	45	(4)
Net income (loss)	$435	$211

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2017, compared with December 31, 2016, and the results of operations for the three months ended March 31, 2017, compared with the corresponding period in 2016 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and our current reports on Form 8-K filed in 2017.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Financial information that follows is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated.  See Note 1 in our 2016 Form 10-K for a discussion of GAAP.

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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2016 Form 10-K.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Our current market conditions, significant operational matters, industry trends, issues and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2016 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

Critical Accounting Policies and Estimates

The MD&A included in our 2016 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2016 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2016 Form 10-K.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2016 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2017, we would have recorded a favorable unlocking of approximately $160 million, pre-tax, for Annuities, approximately $25 million, pre-tax, for Retirement Plan Services and approximately $20 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2017:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$896	$77,954	$-	$78,850
Priced by independent broker quotations	-	-	1,193	1,193
Priced by matrices	-	12,081	-	12,081
Priced by other methods (1)	-	-	1,927	1,927
Total	$896	$90,035	$3,120	$94,051

Percent of total	1%	96%	3%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2016 Form 10-K and Note 12 herein.

As of March 31, 2017, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of March 31, 2017,  we used broker quotes for 25  securities as our final price source, representing less than 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, 65% and 67% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of March 31, 2017 and 2016, respectively.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of March 31, 2017 and 2016,  8% and 11%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2017 and 2016,  was $538 million and $679 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

For information on our estimates of the potential instantaneous effect to net income that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Derivatives – GLB” in our 2016 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$281	$218	29%
Retirement Plan Services	37	31	19%
Life Insurance	130	75	73%
Group Protection	7	5	40%
Other Operations	(13)	(12)	-8%
Excluded realized gain (loss), after-tax	(52)	(102)	49%
Benefit ratio unlocking, after-tax	45	(4)	NM
Net income (loss)	$435	$211	106%

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Deposits
Annuities	$2,016	$2,353	-14%
Retirement Plan Services	2,252	1,791	26%
Life Insurance	1,414	1,238	14%
Total deposits	$5,682	$5,382	6%

Net Flows
Annuities	$(944)	$(35)	NM
Retirement Plan Services	116	78	49%
Life Insurance	924	830	11%
Total net flows	$96	$873	-89%

	As of March 31,
	2017	2016	Change
Account Values
Annuities	$128,930	$121,731	6%
Retirement Plan Services	60,733	54,499	11%
Life Insurance	46,505	43,921	6%
Total account values	$236,168	$220,151	7%

Comparison of the Three Months Ended March 31, 2017 to 2016

Net income increased due primarily to the following:

•	Growth in business in force and average account values.
•	Higher federal income tax benefits in 2017 driven by one-time and run-rate adjustments primarily associated with our separate account dividends-received deduction.
•	Favorable investment income on alternative investments.
•	Legal expenses in 2016 related to certain investments.
•	Gains on variable annuity net derivative results in 2017 as compared to losses in 2016.
•	Higher realized losses in 2016 driven by an increase in other-than-temporary impairment (“OTTI”) attributable to individual credit risks within our corporate bond holdings.

The increase in net income was partially offset by the following:

•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•	Strategic digitization expense incurred during 2017 as part of our strategic digitization initiative.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Operating Revenues
Insurance premiums (1)	$124	$151	-18%
Fee income	533	493	8%
Net investment income	256	251	2%
Operating realized gain (loss) (2)	45	44	2%
Other revenues (3)	103	100	3%
Total operating revenues	1,061	1,039	2%
Operating Expenses
Interest credited	147	140	5%
Benefits (1)	193	216	-11%
Commissions and other expenses	441	411	7%
Total operating expenses	781	767	2%
Income (loss) from operations before taxes	280	272	3%
Federal income tax expense (benefit)	(1)	54	NM
Income (loss) from operations	$281	$218	29%

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher federal income tax benefits in 2017 driven by one-time and run-rate adjustments primarily associated with our separate account dividends-received deduction.
•	Higher fee income driven by higher average daily variable account values as a result of higher average equity markets, partially offset by negative net flows.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher average account values, resulting in higher trail commissions.

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

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  For the three months ended March 31, 2017, 38% of our variable annuity deposits were on products without GLB riders,  compared to 26% for the corresponding period in 2016.  As a result of regulatory uncertainty and evolving market trends, our variable annuity deposits were significantly lower than historical periods resulting in negative net flows for the three months ended March 31, 2017 and 2016.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9% for the three months ended March 31, 2017, compared to 8% for the corresponding period in 2016.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2016 Form 10-K.

On April 8, 2016, the DOL released the final fiduciary advice regulation that provides for a phased implementation, the first of which was originally planned to be effective April 10, 2017, with full implementation by January 1, 2018.  On April 7, 2017, the DOL announced a 60-day delay of the fiduciary advice regulation, moving the phased implementation effective date from April 10, 2017, to June 9, 2017.  For information about regulatory risk including the impact of the DOL regulation, see “Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees” in “Part II – Item 1A. Risk Factors” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Fee Income
Mortality, expense and other assessments	$525	$489	7%
Surrender charges	9	8	13%
DFEL:
Deferrals	(10)	(10)	0%
Amortization, net of interest	9	6	50%
Total fee income	$533	$493	8%

	As of or For the Three
	Months Ended
	March 31,
	2017	2016	Change
Variable Account Value Information
Variable annuity deposits (1)	$1,081	$1,074	1%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(1,337)	(840)	-59%
Change in market value (1)	4,713	18	NM
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	357	718	-50%
Variable annuity account values (1)	106,646	99,804	7%
Average daily variable annuity account
values (1)	105,519	96,440	9%
Average daily S&P 500 (2)	2,324	1,952	19%

(1)	Excludes the fixed portion of variable.
(2)

We generally use the Standard & Poor’s (“S&P”) 500 index as a benchmark for the performance of our variable account values.  The account values of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 index performance.  See Note 7  for additional information.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and variable fund returns.  Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2016 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$211	$215	-2%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	5	3	67%
Surplus investments (2)	40	33	21%
Total net investment income	$256	$251	2%

Interest Credited
Amount provided to contract holders	$142	$139	2%
DSI deferrals	(2)	(7)	71%
Interest credited before DSI amortization	140	132	6%
DSI amortization	7	8	-13%
Total interest credited	$147	$140	5%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2017	2016	Change
Interest Rate Spread (1)
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.06%	4.24%	(18)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.11%	0.06%	5
Net investment income yield on reserves	4.17%	4.30%	(13)
Interest rate credited to contract holders	2.43%	2.34%	9
Interest rate spread	1.74%	1.96%	(22)

(1)	The prior year interest rate spread has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Three
	Months Ended
	March 31,
	2017	2016	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$935	$1,279	-27%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	393	805	-51%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(357)	(718)	50%
Reinvested interest credited (1)	243	132	84%
Fixed annuity account values (1)	22,284	21,929	2%
Average fixed account values (1)	22,125	21,749	2%
Average invested assets on reserves (2)	18,156	18,015	1%

(1)	Includes the fixed portion of variable.
(2)	The prior year average invested assets on reserves has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

A portion of our investment income earned is credited to the contract holders of our deferred fixed annuity products, including the fixed portion of variable annuity contracts.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts.  Changes in commercial mortgage loan prepayments and bond make-whole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking on benefit reserves associated with our guaranteed death benefit and guaranteed living benefit riders.  For a corresponding offset of changes in income annuity reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Commissions and Other Expenses
Commissions:
Deferrable	$83	$98	-15%
Non-deferrable	141	120	18%
General and administrative expenses	100	104	-4%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	1	0%
Taxes, licenses and fees	11	11	0%
Total expenses incurred, excluding
broker-dealer	336	334	1%
DAC deferrals	(97)	(112)	13%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	239	222	8%
DAC and VOBA amortization,
net of interest	100	87	15%
Broker-dealer expenses incurred	102	102	0%
Total commissions and other
expenses	$441	$411	7%

DAC Deferrals
As a percentage of sales/deposits	4.8%	4.8%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Operating Revenues
Fee income	$59	$55	7%
Net investment income	218	207	5%
Other revenues (1)	5	5	0%
Total operating revenues	282	267	6%
Operating Expenses
Interest credited	132	125	6%
Commissions and other expenses	102	101	1%
Total operating expenses	234	226	4%
Income (loss) from operations before taxes	48	41	17%
Federal income tax expense (benefit)	11	10	10%
Income (loss) from operations	$37	$31	19%

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values as a result of higher average equity markets.
•

Higher net investment income, net of interest credited, driven by more favorable investment income on alternative investments within our surplus portfolio, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.   The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 14% and 13% for the three months ended March 31, 2017 and 2016, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 27% and 30%  for the three months ended March 31, 2017 and 2016, respectively.  Due to this expected overall shift in business mix toward products with lower returns, an increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis.  Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2016 Form 10-K.

On April 8, 2016, the DOL released the final fiduciary advice regulation that provides for a phased implementation, the first of which was originally planned to be effective April 10, 2017, with full implementation by January 1, 2018.  On April 7, 2017, the DOL announced a 60-day delay of the fiduciary advice regulation, moving the phased implementation effective date from April 10, 2017, to June 9, 2017.  For information about regulatory risk including the impact of the DOL regulation, see “Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees” in “Part II – Item 1A. Risk Factors” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

\

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Fee Income
Annuity expense assessments	$44	$41	7%
Mutual fund fees	15	13	15%
Total expense assessments	59	54	9%
Surrender charges	-	1	-100%
Total fee income	$59	$55	7%

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-year	$9,735	$8,653	13%
Gross deposits	575	458	26%
Withdrawals	(956)	(445)	NM
Net flows	(381)	13	NM
Transfers between fixed and variable accounts	(3)	6	NM
Change in market value and reinvestment	400	83	NM
Balance as of end-of-period	$9,751	$8,755	11%

Mid – Large Market:
Balance as of beginning-of-year	$32,387	$29,279	11%
Gross deposits	1,554	1,177	32%
Withdrawals	(815)	(962)	15%
Net flows	739	215	244%
Transfers between fixed and variable accounts	(4)	13	NM
Change in market value and reinvestment	1,288	149	NM
Balance as of end-of-period	$34,410	$29,656	16%

Multi-Fund® and Other:
Balance as of beginning-of-year	$16,312	$16,168	1%
Gross deposits	123	156	-21%
Withdrawals	(365)	(306)	-19%
Net flows	(242)	(150)	-61%
Change in market value and reinvestment	502	70	NM
Balance as of end-of-period	$16,572	$16,088	3%

Total:
Balance as of beginning-of-year	$58,434	$54,100	8%
Gross deposits	2,252	1,791	26%
Withdrawals	(2,136)	(1,713)	-25%
Net flows	116	78	49%
Transfers between fixed and variable accounts	(7)	19	NM
Change in market value and reinvestment	2,190	302	NM
Balance as of end-of-period	$60,733	$54,499	11%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three
	Months Ended
	March 31,
	2017	2016	Change
Variable Account Value Information
Variable annuity deposits (1)	$458	$353	30%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(566)	(112)	NM
Change in market value (1)	730	53	NM
Transfers from the variable portion
of variable annuity products
to the fixed portion of
variable annuity products	(51)	(90)	43%
Variable annuity account values (1)	14,624	13,944	5%
Average daily variable annuity account
values (1)	14,478	13,386	8%
Average daily S&P 500	2,324	1,952	19%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$194	$191	2%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	4	2	100%
Surplus investments (2)	20	14	43%
Total net investment income	$218	$207	5%

Interest Credited	$132	$125	6%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2017	2016	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.37%	4.58%	(21)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.08%	0.05%	3
Net investment income yield on reserves	4.45%	4.63%	(18)
Interest rate credited to contract holders	2.93%	2.98%	(5)
Interest rate spread	1.52%	1.65%	(13)

	As of or For the Three
	Months Ended
	March 31,
	2017	2016	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$710	$420	69%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	172	(152)	213%
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	51	90	-43%
Reinvested interest credited (1)	136	123	11%
Fixed annuity account values (1)	18,192	16,727	9%
Average fixed account values (1)	17,996	16,633	8%
Average invested assets on reserves	17,853	16,673	7%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Commissions and Other Expenses
Commissions:
Deferrable	$4	$3	33%
Non-deferrable	15	16	-6%
General and administrative expenses	79	76	4%
Taxes, licenses and fees	6	6	0%
Total expenses incurred	104	101	3%
DAC deferrals	(8)	(6)	-33%
Total expenses recognized before
amortization	96	95	1%
DAC and VOBA amortization,
net of interest:	6	6	0%
Total commissions and other
expenses	$102	$101	1%

DAC Deferrals
As a percentage of annuity sales/deposits	0.7%	0.8%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Operating Revenues
Insurance premiums (1)	$185	$172	8%
Fee income	760	687	11%
Net investment income	658	611	8%
Operating realized gain (loss) (2)	(4)	-	NM
Other revenues	7	8	-13%
Total operating revenues	1,606	1,478	9%
Operating Expenses
Interest credited	349	348	0%
Benefits	797	740	8%
Commissions and other expenses	273	287	-5%
Total operating expenses	1,419	1,375	3%
Income (loss) from operations before taxes	187	103	82%
Federal income tax expense (benefit)	57	28	104%
Income (loss) from operations	$130	$75	73%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended March 31, 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due primarily to growth in business in force.
•	Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments.

The increase in income from operations was partially offset by higher benefits due to growth in business in force.

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

Additional Information

During the first quarter of 2017, we experienced favorable mortality relative to our expectations for claims seasonality.

For information on interest rate spreads and interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” herein and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2016 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force.  Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Fee Income
Cost of insurance assessments	$491	$436	13%
Expense assessments	341	294	16%
Surrender charges	14	7	100%
DFEL:
Deferrals	(159)	(127)	-25%
Amortization, net of interest	73	77	-5%
Total fee income	$760	$687	11%

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Sales by Product
UL	$17	$18	-6%
MoneyGuard®	60	42	43%
IUL	18	18	0%
VUL	36	29	24%
Term	27	25	8%
Total individual life sales	158	132	20%
Executive Benefits	23	7	229%
Total sales	$181	$139	30%

Net Flows
Deposits	$1,414	$1,238	14%
Withdrawals and deaths	(490)	(408)	-20%
Net flows	$924	$830	11%

Contract Holder Assessments	$1,121	$1,003	12%

	As of March 31,
	2017	2016	Change
Account Values
General account	$35,557	$34,877	2%
Separate account	10,948	9,044	21%
Total account values	$46,505	$43,921	6%

In-Force Face Amount
UL and other	$337,338	$331,690	2%
Term insurance	361,247	335,762	8%
Total in-force face amount	$698,585	$667,452	5%

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

Sales in the table above and as discussed above were reported as follows:

•	MoneyGuard®, our linked-benefit product – 15% of total expected premium deposits;
•	UL, IUL and VUL – first year commissionable premiums plus 5% of excess premiums received;
•	Executive Benefits – single premium bank-owned UL and VUL, 15% of single premium deposits, and corporate owned UL and VUL, first year commissionable premiums plus 5% of excess premium received; and
•	Term – 100% of annualized first year premiums.

We monitor the business environment, including but not limited to the regulatory and interest rate environments, and make changes to our product offerings and in-force products as needed, and as permitted under the terms of the policies, to sustain the future profitability of our segment.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$582	$579	1%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	6	7	-14%
Alternative investments (2)	29	(8)	NM
Surplus investments (3)	41	33	24%
Total net investment income	$658	$611	8%

Interest Credited	$349	$348	0%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2017	2016	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.11%	5.25%	(14)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.06%	0.07%	(1)
Alternative investments	0.28%	-0.08%	36
Net investment income yield on reserves	5.45%	5.24%	21
Interest rate credited to contract holders	3.85%	3.92%	(7)
Interest rate spread	1.60%	1.32%	28

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$41,290	$39,975	3%
General account values	36,007	35,335	2%

Attributable to traditional products:
Invested assets on reserves	4,334	4,141	5%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Benefits
Death claims direct and assumed	$1,167	$1,091	7%
Death claims ceded	(476)	(449)	-6%
Reserves released on death	(184)	(147)	-25%
Net death benefits	507	495	2%
Change in secondary guarantee life
insurance product reserves	166	140	19%
Change in MoneyGuard® reserves	69	48	44%
Other benefits (1)	55	57	-4%
Total benefits	$797	$740	8%

Death claims per $1,000 of in-force	2.91	2.98	-2%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits include the change in secondary guarantee and linked-benefit life insurance product reserves.  These reserves are affected by changes in expected future trends of assessments and benefits causing unlocking adjustments to these liabilities similar to DAC, VOBA and DFEL.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2016 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Commissions and Other Expenses
Commissions	$174	$147	18%
General and administrative expenses	137	125	10%
Expenses associated with reserve financing	24	20	20%
Taxes, licenses and fees	39	39	0%
Total expenses incurred	374	331	13%
DAC and VOBA deferrals	(199)	(165)	-21%
Total expenses recognized before
amortization	175	166	5%
DAC and VOBA amortization,
net of interest	97	120	-19%
Other intangible amortization	1	1	0%
Total commissions and other expenses	$273	$287	-5%

DAC and VOBA Deferrals
As a percentage of sales	109.9%	118.7%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three months ended March 31, 2017, to the corresponding period in 2016, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Operating Revenues
Insurance premiums	$495	$489	1%
Net investment income	43	42	2%
Other revenues	3	3	0%
Total operating revenues	541	534	1%
Operating Expenses
Interest credited	-	1	-100%
Benefits	351	340	3%
Commissions and other expenses	179	185	-3%
Total operating expenses	530	526	1%
Income (loss) from operations before taxes	11	8	38%
Federal income tax expense (benefit)	4	3	33%
Income (loss) from operations	$7	$5	40%

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Income (Loss) from Operations by
Product Line
Life	$(2)	$(3)	33%
Disability	9	9	0%
Dental	-	(1)	100%
Income (loss) from operations	$7	$5	40%

Comparison of the Three Months Ended March 31, 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Lower commissions and other expenses due to higher amortization of DAC in 2016 driven by higher lapses and re-pricing actions.
•	Higher insurance premiums due to more favorable persistency experience.

The increase in income from operations was partially offset primarily by higher benefits driven by lower long-term disability claim recoveries and unfavorable life waiver experience.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2016 Form 10-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2016 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements –

Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Insurance Premiums by Product Line
Life	$206	$211	-2%
Disability	226	222	2%
Dental	63	56	13%
Total insurance premiums	$495	$489	1%

Sales by Product Line
Life	$23	$27	-15%
Disability	23	22	5%
Dental	11	10	10%
Total sales	$57	$59	-3%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Sales in the table above are the combined annualized premiums for our products.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Benefits and Interest Credited by
Product Line
Life	$150	$150	0%
Disability	155	150	3%
Dental	46	41	12%
Total benefits and interest credited	$351	$341	3%

Loss Ratios by Product Line
Life	72.5%	71.1%
Disability	68.9%	67.2%
Dental	73.3%	73.5%
Total	71.0%	69.6%

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Commissions and Other Expenses
Commissions	$63	$62	2%
General and administrative expenses	82	78	5%
Taxes, licenses and fees	14	15	-7%
Total expenses incurred	159	155	3%
DAC deferrals	(13)	(15)	13%
Total expenses recognized before
amortization	146	140	4%
DAC and VOBA amortization, net of
interest	33	45	-27%
Total commissions and
other expenses	$179	$185	-3%

DAC Deferrals
As a percentage of insurance premiums	2.6%	3.1%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Operating Revenues
Insurance premiums (1)	$3	$3	0%
Net investment income	63	61	3%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%
Other revenues	4	-	NM
Total operating revenues	88	82	7%
Operating Expenses
Interest credited	18	20	-10%
Benefits	28	29	-3%
Other expenses	10	(8)	225%
Interest and debt expense	64	68	-6%
Strategic digitization expense	9	-	NM
Total operating expenses	129	109	18%
Income (loss) from operations before taxes	(41)	(27)	-52%
Federal income tax expense (benefit)	(28)	(15)	-87%
Income (loss) from operations	$(13)	$(12)	-8%

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2017 to 2016

Loss from operations for Other Operations increased due primarily to the following:

•

Higher other expenses attributable to the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased slightly during 2017 compared to significantly decreasing during 2016 (see “Other Expenses” below for more information).

•	Strategic digitization expense incurred during 2017 as part of our strategic digitization initiative.

The increase in loss from operations was partially offset by more favorable federal income tax benefits due to excess tax benefits associated with stock option exercises in 2017.

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters – Strategic Digitization Initiative” in our 2016 Form 10-K.

The deferred gain on business sold through reinsurance was substantially amortized as of March 31, 2017.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K  as updated by “Part II – Item 1A. Risk Factors” below.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
General and administrative expenses:
Legal	$-	$1	-100%
Branding	5	7	-29%
Other (1)	9	(8)	213%
Total general and administrative
expenses	14	-	NM
Taxes, licenses and fees	(1)	(6)	83%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (2)	(3)	(2)	-50%
Total other expenses	$10	$(8)	225%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$41	$44	-7%
Total excluded realized gain (loss)	(80)	(158)	49%
Total realized gain (loss), pre-tax	$(39)	$(114)	66%

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(52)	$(102)	49%
Benefit ratio unlocking	45	(4)	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(7)	$(106)	93%

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(9)	$(69)	87%
Gain (loss) on the mark-to-market on certain instruments	8	5	60%
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	9	(94)	110%
GLB NPR component	(9)	67	NM
Total variable annuity net derivatives results	-	(27)	100%
Indexed annuity forward-starting option	(6)	(15)	60%
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(7)	$(106)	93%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

Comparison of the Three Months Ended March 31, 2017 to 2016

We had lower realized losses due primarily to the following:

•	Legal expenses in 2016 related to certain investments.
•	A decrease in realized losses related to certain investments attributable to improvements of select corporate bond holdings within the energy and other commodity sectors.
•

Unfavorable variable annuity net derivatives results in 2016 attributable to unfavorable hedge program performance due to more volatile capital markets, partially offset by a favorable GLB non-performance risk (“NPR”) component due to widening of our credit spreads.

The above components of excluded realized gain (loss) are described net of benefit ratio unlocking, after-tax.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2016  Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2016 Form 10-K for a discussion of the mark-to-market on certain instruments and Note 3 for information about consolidated variable interest entities (“VIEs”).

Variable Annuity Net Derivatives Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2016 Form 10-K for a discussion of our variable annuity net derivatives results and how our NPR adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Variable annuity hedge program assets (liabilities)	$1,717	$2,152	$3,679	$4,123	$3,565

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$424	$(103)	$(1,503)	$(2,078)	$(1,599)
NPR	(82)	(64)	100	159	116
Embedded derivative reserves	342	(167)	(1,403)	(1,919)	(1,483)
Insurance benefit reserves	(648)	(679)	(626)	(634)	(609)
Total variable annuity reserves – asset (liability)	$(306)	$(846)	$(2,029)	$(2,553)	$(2,092)

10-year credit default swap (“CDS”) spread	1.51%	1.51%	2.03%	2.12%	2.15%
NPR factor related to 10-year CDS spread	0.21%	0.21%	0.30%	0.32%	0.31%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of March 31, 2017:

Hypothetical
Effect
NPR factor:
Down 21 basis points to zero	$(125)
Up 20 basis points	60

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

See “Critical Accounting Policies and Estimates – Derivatives – GLB” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2016 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Investments
AFS securities:
Fixed maturity	$91,102	$89,013	83.9%	83.4%
VIEs’ fixed maturity	-	200	0.0%	0.2%
Total fixed maturity	91,102	89,213	83.9%	83.6%
Equity	276	275	0.3%	0.3%
Trading securities	1,703	1,712	1.6%	1.6%
Mortgage loans on real estate	10,001	9,889	9.2%	9.3%
Real estate	24	24	0.0%	0.0%
Policy loans	2,432	2,451	2.2%	2.3%
Derivative investments	991	927	0.9%	0.9%
Alternative investments	1,295	1,269	1.2%	1.2%
Other investments	809	961	0.7%	0.8%
Total investments	$108,633	$106,721	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion of our risk management process, see “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in our 2016  Form 10-K.

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

	As of March 31, 2017
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$11,154	$773	$77	$11,850	13.0%
Basic industry	4,719	297	48	4,968	5.5%
Capital goods	5,995	428	47	6,376	7.0%
Communications	4,396	338	49	4,685	5.1%
Consumer cyclical	5,496	305	56	5,745	6.3%
Consumer non-cyclical	13,348	853	142	14,059	15.5%
Energy	7,180	446	160	7,466	8.2%
Technology	3,478	141	22	3,597	3.9%
Transportation	2,857	144	36	2,965	3.3%
Industrial other	1,002	39	23	1,018	1.1%
Utilities	12,269	1,052	77	13,244	14.5%
Government related entities	2,615	220	29	2,806	3.1%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,481	82	42	1,521	1.7%
Non-agency backed	1,031	20	3	1,048	1.2%
Mortgage pass through securities ("MPTS"):
Agency backed	978	42	8	1,012	1.1%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	23	-	-	23	0.0%
Non-agency backed	400	7	3	404	0.4%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	757	3	3	757	0.8%
Commercial real estate ("CRE") CDOs	15	-	(4)	19	0.0%
Credit card	93	20	1	112	0.1%
Equipment receivables	41	-	1	40	0.1%
Home equity	662	12	(8)	682	0.7%
Manufactured housing	26	1	-	27	0.1%
Stranded utility costs	3	-	-	3	0.0%
Other	192	7	1	198	0.2%
Municipals:
Taxable	3,976	738	17	4,697	5.2%
Tax-exempt	125	5	1	129	0.1%
Government:
United States	540	38	2	576	0.6%
Foreign	398	58	-	456	0.5%
Hybrid and redeemable preferred securities	584	75	40	619	0.7%
Total fixed maturity AFS securities	85,834	6,144	876	91,102	100.0%
Equity AFS Securities	263	16	3	276
Total AFS securities	86,097	6,160	879	91,378
Trading Securities (1)	1,502	205	4	1,703
Total AFS and trading securities	$87,599	$6,365	$883	$93,081

	As of December 31, 2016
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,769	$697	$108	$11,358	12.8%
Basic industry	4,665	243	79	4,829	5.4%
Capital goods	5,677	399	54	6,022	6.8%
Communications	4,374	331	59	4,646	5.2%
Consumer cyclical	5,459	296	75	5,680	6.4%
Consumer non-cyclical	12,939	816	175	13,580	15.2%
Energy	7,346	439	194	7,591	8.5%
Technology	3,350	129	31	3,448	3.9%
Transportation	2,921	143	41	3,023	3.4%
Industrial other	972	38	27	983	1.1%
Utilities	12,180	1,016	84	13,112	14.7%
Government related entities	2,623	207	38	2,792	3.1%
CMOs:
Agency backed	1,444	86	47	1,483	1.7%
Non-agency backed	1,070	15	11	1,074	1.2%
MPTS:
Agency backed	1,020	46	9	1,057	1.2%
CMBS:
Agency backed	23	1	-	24	0.0%
Non-agency backed	322	7	3	326	0.4%
ABS:
CLOs	727	1	3	725	0.8%
CRE CDOs	15	-	(4)	19	0.0%
Credit card	292	21	1	312	0.3%
Equipment receivables	42	-	1	41	0.0%
Home equity	679	11	(3)	693	0.8%
Manufactured housing	27	1	-	28	0.0%
Stranded utility costs	6	-	-	6	0.0%
Other	201	6	2	205	0.2%
Municipals:
Taxable	3,804	714	19	4,499	5.0%
Tax-exempt	125	4	1	128	0.1%
Government:
United States	384	37	2	419	0.5%
Foreign	449	58	1	506	0.6%
Hybrid and redeemable preferred securities	582	70	48	604	0.7%
Total fixed maturity AFS securities	84,487	5,832	1,106	89,213	100.0%
Equity AFS Securities	260	19	4	275
Total AFS securities	84,747	5,851	1,110	89,488
Trading Securities (1)	1,517	206	11	1,712
Total AFS and trading securities	$86,264	$6,057	$1,121	$91,200

(1)

Certain of our trading securities support our modified coinsurance arrangements (“Modco”), and the investment results are passed directly to the reinsurers.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2016 Form 10-K for further details.

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2017			As of December 31, 2016
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$45,971	$49,498	54.3%	$45,661	$49,061	55.0%
2	Baa	35,906	37,732	41.4%	34,643	36,134	40.5%
Total investment grade securities		81,877	87,230	95.7%	80,304	85,195	95.5%

Below Investment Grade Securities
3	Ba	2,796	2,805	3.1%	2,881	2,849	3.2%
4	B	917	851	0.9%	940	845	1.0%
5	Caa and lower	224	197	0.3%	257	223	0.2%
6	In or near default	20	19	0.0%	105	101	0.1%
Total below investment grade securities		3,957	3,872	4.3%	4,183	4,018	4.5%
Total fixed maturity AFS securities		$85,834	$91,102	100.0%	$84,487	$89,213	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.6%	4.3%		5.0%	4.5%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of March 31, 2017.

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

As of March 31, 2017, and December 31, 2016, 91.9% and 90.8%, respectively, of the total publicly traded and private securities in an unrealized loss position were investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of March 31, 2017, decreased by $0.2 billion since December 31, 2016.  As more fully described in Note 1 in our 2016 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2017, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

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

As reported on our Consolidated Balance Sheets, we had $110.6 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $95.9 billion as of March 31, 2017.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $71.6 billion as of March 31, 2017, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2016  Form 10-K and Note 4 herein for additional discussion.

As of March 31, 2017, and December 31, 2016, the estimated fair value for all private placement securities was $14.1 billion, representing 13% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 4 in our 2016 Form 10-K and Note 3 herein.

Mortgage-Backed Securities (Included in AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2016 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

Our ABS home equity and RMBS had a market value of $4.4 billion and an unrealized gain of $114 million as of March 31, 2017.

The market value of AFS securities and trading securities backed by subprime loans was $586 million and represented approximately 1% of our total investment portfolio as of March 31, 2017.  AFS securities represented $579 million, or 99%, and trading securities represented $7 million, or 1%, of the subprime exposure as of March 31, 2017.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2017:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,533	$2,460	$370	$359	$319	$314	$359	$357	$3,581	$3,490
ABS home equity	2	2	-	-	152	150	528	510	682	662
Total by type (2)(3)	$2,535	$2,462	$370	$359	$471	$464	$887	$867	$4,263	$4,152

Rating
AAA	$2,525	$2,453	$1	$1	$-	$-	$14	$14	$2,540	$2,468
AA	4	4	1	1	1	1	1	1	7	7
A	6	5	-	-	11	11	74	72	91	88
BBB	-	-	24	24	36	35	31	31	91	90
BB and below	-	-	344	333	423	417	767	749	1,534	1,499
Total by rating (2)(3)(4)	$2,535	$2,462	$370	$359	$471	$464	$887	$867	$4,263	$4,152

Origination Year
2007 and prior	$704	$633	$370	$359	$470	$463	$886	$866	$2,430	$2,321
2008	35	32	-	-	-	-	1	1	36	33
2009	267	248	-	-	-	-	-	-	267	248
2010	303	284	-	-	-	-	-	-	303	284
2011	144	139	-	-	-	-	-	-	144	139
2012	60	61	-	-	-	-	-	-	60	61
2013	276	280	-	-	-	-	-	-	276	280
2014	66	65	-	-	-	-	-	-	66	65
2015	137	140	-	-	-	-	-	-	137	140
2016	478	515	-	-	-	-	-	-	478	515
2017	65	65	-	-	1	1	-	-	66	66
Total by origination
year (2)(3)	$2,535	$2,462	$370	$359	$471	$464	$887	$867	$4,263	$4,152

Total AFS RMBS as a percentage of total AFS Securities									4.7%	4.8%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									1.9%	2.0%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $308 million and $306 million, respectively.
(2)

Does not include the fair value of trading securities totaling $106 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $106 million in trading securities consisted of $94 million prime, $5 million Alt-A and $7 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $102 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $102 million in trading securities consisted of $90 million prime, $5 million Alt-A and $7 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2017:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$413	$410	$14	$13	$-	$-	$427	$423
CRE CDOs	-	-	-	-	19	15	19	15
Total by type (1)(2)	$413	$410	$14	$13	$19	$15	$446	$438

Rating
AAA	$325	$326	$-	$-	$-	$-	$325	$326
AA	4	4	7	6	-	-	11	10
A	52	49	7	7	4	4	63	60
BBB	7	7	-	-	-	-	7	7
BB and below	25	24	-	-	15	11	40	35
Total by rating (1)(2)(3)	$413	$410	$14	$13	$19	$15	$446	$438

Origination Year
2007 and prior	$60	$57	$14	$13	$19	$15	$93	$85
2010	49	46	-	-	-	-	49	46
2012	5	5	-	-	-	-	5	5
2013	115	115	-	-	-	-	115	115
2016	84	87	-	-	-	-	84	87
2017	100	100	-	-	-	-	100	100
Total by origination year (1)(2)	$413	$410	$14	$13	$19	$15	$446	$438

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.5%	0.5%

(1)

Does not include the fair value of trading securities totaling $2 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $2 million in trading securities consisted of CMBS.

(2)

Does not include the amortized cost of trading securities totaling $2 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $2 million in trading securities consisted of CMBS.

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

As of March 31, 2017, the fair value and amortized cost of our AFS exposure to Monoline insurers was $481 million and $448 million, respectively.

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of March 31, 2017, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Oil field services	$366	1.8%	$442	2.1%	$76	8.1%
Banking	1,111	5.6%	1,176	5.7%	65	6.9%
Electric	1,564	7.9%	1,623	7.8%	59	6.3%
Independent	857	4.3%	908	4.4%	51	5.5%
Pharmaceuticals	1,245	6.3%	1,294	6.2%	49	5.2%
Food and beverage	933	4.7%	970	4.7%	37	3.9%
CMOs	793	4.0%	826	4.0%	33	3.5%
Healthcare	968	4.9%	1,000	4.8%	32	3.4%
Chemicals	676	3.4%	708	3.4%	32	3.4%
Media – entertainment	426	2.1%	454	2.2%	28	3.0%
ABS	670	3.4%	697	3.4%	27	2.9%
MBS	282	1.4%	308	1.5%	26	2.8%
Property and casualty	327	1.7%	351	1.7%	24	2.6%
Diversified manufacturing	531	2.7%	555	2.7%	24	2.6%
Industrial – other	367	1.9%	390	1.9%	23	2.5%
Technology	724	3.7%	745	3.6%	21	2.2%
Local authorities	280	1.4%	301	1.4%	21	2.2%
Industries with unrealized losses
less than $20 million	7,673	38.8%	7,983	38.5%	310	33.0%
Total by industry	$19,793	100.0%	$20,731	100.0%	$938	100.0%

Total by industry as a percentage
of total AFS securities	21.7%		24.1%		100.0%

As of March 31, 2017, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $227 million and $265 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2017		As of December 31, 2016
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$9,999	100.0%	$9,887	100.0%
Delinquent and/or in foreclosure (1)	2	0.0%	2	0.0%
Total mortgage loans on real estate	$10,001	100.0%	$9,889	100.0%

(1)	As of March 31, 2017, and December 31, 2016, there were one and three mortgage loans on real estate that were delinquent and in foreclosure, respectively.

As of March 31, 2017, and December 31, 2016, there were two and three impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2017, and December 31, 2016, was $2 million.  See Note 1 in our 2016 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	March 31,	December 31,
	2017	2016
By Segment
Annuities	$2,782	$2,699
Retirement Plan Services	2,772	2,663
Life Insurance	3,748	3,837
Group Protection	316	310
Other Operations	383	380
Total mortgage loans on real estate	$10,001	$9,889

	As of March 31, 2017			As of March 31, 2017
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$3,493	34.9%	CA	$1,983	19.9%
Office building	2,288	22.9%	TX	1,120	11.2%
Retail	1,853	18.6%	MD	543	5.4%
Industrial	1,692	16.9%	NY	464	4.7%
Mixed use	342	3.4%	OH	458	4.6%
Other commercial	295	2.9%	GA	445	4.4%
Hotel/motel	38	0.4%	FL	442	4.4%
Total	$10,001	100.0%	VA	425	4.2%
Geographic Region			PA	389	3.9%
Pacific	$2,578	25.8%	TN	364	3.7%
South Atlantic	2,423	24.3%	NC	363	3.6%
West South Central	1,202	12.0%	WA	355	3.5%
East North Central	1,161	11.6%	WI	304	3.0%
Middle Atlantic	885	8.8%	AZ	279	2.8%
Mountain	649	6.5%	OR	241	2.4%
East South Central	505	5.0%	MN	208	2.1%
West North Central	417	4.2%	Other states under 2%	1,618	16.2%
New England	181	1.8%	Total	$10,001	100.0%
Total	$10,001	100.0%

	As of March 31, 2017			As of March 31, 2017
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2012 and prior	$3,448	34.5%	2017	$278	2.8%
2013	986	9.8%	2018	606	6.1%
2014	1,240	12.4%	2019	229	2.3%
2015	1,891	18.9%	2020	155	1.5%
2016	2,101	21.0%	2021	680	6.8%
2017	336	3.4%	2022 and thereafter	8,054	80.5%
Total	$10,002	100.0%	Total	$10,002	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Annuities	$7	$(2)
Retirement Plan Services	4	(1)
Life Insurance	35	(10)
Group Protection	2	(1)
Other Operations	1	-
Total (1)	$49	$(14)

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2017, and December 31, 2016, alternative investments included investments in 199 and 202 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of March 31, 2017, and December 31, 2016, was $8 million and $7 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Fixed maturity AFS securities	$1,038	$1,038
Equity AFS securities	2	2
Trading securities	24	26
Mortgage loans on real estate	110	103
Real estate	1	-
Policy loans	33	35
Invested cash	2	3
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	17	13
Alternative investments (2)	49	(14)
Consent fees	1	3
Other investments	-	-
Investment income	1,277	1,209
Investment expense	(39)	(37)
Net investment income	$1,238	$1,172

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2017	2016	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.61%	4.78%	(17)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.07%	0.05%	2
Alternative investments	0.19%	-0.06%	25
Net investment income yield on invested assets	4.87%	4.77%	10

	For the Three
	Months Ended
	March 31,
	2017	2016
Average invested assets at amortized cost	$101,707	$98,258

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Fixed maturity AFS securities: (1)
Gross gains	$8	$54
Gross losses	(12)	(98)
Equity AFS securities:
Gross gains	1	-
Gross losses	-	-
Gain (loss) on other investments	(3)	(60)
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(7)	(3)
Total realized gain (loss) related to
certain investments, pre-tax	$(13)	$(107)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2017 and 2016, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Allowance for Losses” in our 2016 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(2)	$(36)	94%
ABS	(1)	(2)	50%
RMBS	(1)	(2)	50%
Gross OTTI recognized in net income (loss)	(4)	(40)	90%
Associated amortization of DAC,
VOBA, DSI and DFEL	-	4	-100%
Net OTTI recognized in net income
(loss), pre-tax	$(4)	$(36)	89%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$26	-100%
Change in DAC, VOBA, DSI and DFEL	-	(6)	100%
Net portion of OTTI recognized in OCI,
pre-tax	$-	$20	-100%

The $4 million of impairments taken during the first three months of 2017 were all credit-related impairments.  The decrease in write-downs for OTTI when comparing the first three months of 2017 to the corresponding period in 2016 was primarily attributable to the stabilization of certain corporate bond holdings within the energy and other commodity sectors that experienced deteriorating fundamentals in prior quarters.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $109 million and $298 million for the three months ended March 31, 2017 and 2016, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$210	$200	5%
Lincoln National Management Corporation	65	-	NM
Total dividends from subsidiaries	$275	$200	38%

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$51	$30	70%

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$38	$11	245%

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

Restrictions on Dividends from Subsidiaries

For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval from the Indiana Insurance Commission (the “Commissioner”), see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Restrictions on Dividends from Subsidiaries” in our 2016 Form 10-K as updated by “Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations” in “Part II – Item 1A. Risk Factors” below.  This Risk Factor was updated to reflect a recent change to the Indiana Code which revised the statutory limitation on dividends that can be paid without prior approval of the Commissioner back to the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner, or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.

As a result of this change, we expect our domestic insurance subsidiaries could pay dividends of approximately $900 million in 2017 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted the Lincoln Life & Annuity Company of New York (“LLANY”).  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves in 2013 at $90 million per year over five years, with the final increase in reserves occurring during the fourth quarter of 2017.  As of March 31, 2017, we had increased reserves by $360 million.  In April 2016, LLANY entered into a third-party reinsurance arrangement primarily covering UL policies containing secondary guarantees issued between 2002 through 2014 that mitigates the financial impact of the increase of these reserves.

As discussed in “Part I – Item 1. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of March 31, 2017, was approximately $3.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.3 billion of such LOCs were issued to support reinsurance for UL products containing secondary guarantees ($350 million will expire in 2019,  $1 million will expire in 2021 and $1.9 billion will expire in 2031), and $1.0 billion of such LOCs that will expire in 2023 were issued to support reinsurance for term business.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  Additionally, our captive reinsurance and reinsurance subsidiaries have issued long-term notes of $1.9 billion as of March 31, 2017, to finance a portion of the excess reserves.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2016 Form 10-K.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

Our captive reinsurance and reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company.  Actuarial Guideline 48 (“AG48”) regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We have implemented and plan to continue to implement these arrangements in compliance with AG48.    The NAIC’s adoption of the new Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the new framework for primarily our newly issued term business in 2017 and will phase in the framework prior to January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business.  For more information on principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation in our 2016 Form 10-K.”

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

Details underlying debt and financing activities (in millions) for the three months ended March 31, 2017, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$-	$-	$-	$-	$200	$200

Long-Term Debt
Senior notes	$3,888	$-	$-	$(12)	$(200)	$3,676
Bank borrowing	250	-	-	-	-	250
Capital securities (3)	1,207	-	-	-	-	1,207
Total long-term debt	$5,345	$-	$-	$(12)	$(200)	$5,133

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums and amortization of debt issuance costs, as applicable.

(2)	As of March 31, 2017, consisted of a $200 million 7% fixed-rate senior note maturing on March 15, 2018.
(3)	To hedge the variability in rates, we have purchased forward starting swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

As of March 31, 2017, the holding company had available liquidity of $551 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12 in our 2016 Form 10-K.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 4.

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of March 31, 2017.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2016 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2016 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2016 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of March 31, 2017, the holding company had a net outstanding receivable (payable) of $185 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  Based on regulatory limitations, LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of March 31, 2017.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL    As of March 31, 2017, our insurance subsidiaries had investments with a carrying value of $4.2 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

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

Divestitures

For a discussion of our divestitures, see Note 3 in our 2016 Form 10-K.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Common dividends to stockholders	$66	$61	8%
Repurchase of common stock	200	200	0%
Total cash returned to stockholders	$266	$261	2%

Number of shares repurchased	2.864	5.516	-48%
Average price per share	$69.85	$36.26	93%

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016	Change
Debt service (interest paid)	$62	$65	-5%
Capital contribution to subsidiaries	60	-	NM
Total	$122	$65	88%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

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

Interest Rate Risk

Effect of Interest Rate Sensitivity

For information about the effect of interest rate sensitivity on our income (loss) from operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2016 Form 10-K.

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

Prolonged historically low rates are not healthy for our business fundamentals.  However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment.  For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue.    See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2016 Form 10-K for additional information on interest rate risks.

The following provides detail on the percentage differences between the March 31, 2017, interest rates being credited to contract holders based on the first quarter of 2017 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,419	$12,377	$32,857	$53,653	72.0%
Up to 0.50%	1,879	905	439	3,223	4.3%
0.51% to 1.00%	3,555	823	-	4,378	5.9%
1.01% to 1.50%	1,502	162	125	1,789	2.4%
1.51% to 2.00%	232	-	94	326	0.4%
2.01% to 2.50%	198	-	-	198	0.3%
2.51% to 3.00%	23	-	-	23	0.0%
3.01% or greater	-	-	-	-	0.0%
Occurring after the next twelve months (4)	4,691	-	-	4,691	6.3%
Total discretionary rate setting products	20,499	14,267	33,515	68,281	91.6%
Other contracts (5)	2,357	3,925	-	6,282	8.4%
Total account values	$22,856	$18,192	$33,515	$74,563	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	41.1%	86.8%	98.0%	78.6%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were  38 basis points,  7 basis points and 1 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 101 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 17% are scheduled to reset in more than one year but not more than two years; 15% are scheduled to reset in more than two years but not more than three years; and 68% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were  22 basis points in excess of average minimum guaranteed rates, and 71%  of account values were already at their minimum guaranteed rates.

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

Long-Term New Money Investment Yield Sensitivity

For information about the effect of long-term new money investment yield sensitivity on our income (loss) from operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Long-Term New Money Investment Yield Sensitivity” in our 2016 Form 10-K.

Derivatives

See Note 5  for information on our derivatives used to hedge our exposure to changes in interest rates.

Equity Market Risk

Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives.  Due to the use of our RTM process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI, and DFEL.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2016 Form 10-K for further discussion of the effects of equity markets on our RTM.

Effect of Equity Market Sensitivity

For information about the effect of equity market sensitivity on our income (loss) from operations, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity” in our 2016 Form 10-K.

Credit Risk

We may use credit-related derivatives to minimize our exposure to credit-related events, and we also sell credit default swaps to offer credit protection to our contract holders and investors.  Additionally, we are exposed to credit loss in the event of non-performance by our counterparties on various derivative contracts.  See Note 5 for additional information on our credit risk.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Legislative, Regulatory and Tax

Federal Regulation

Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.

On April 8, 2016, the Department of Labor (“DOL”) released the DOL Fiduciary Rule, which, when effective, will substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  As released, the DOL Fiduciary Rule provided for a phased implementation of the provisions of this new regulation, the first of which was to be effective on April 10, 2017, with full implementation by January 1, 2018.  Under the DOL Fiduciary Rule, the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis will be limited more than what is allowed under the current law.  As a result, changes to the methods that we use to (i) deliver products and services, and (ii) pay and receive compensation for our investment-related products and services may be required, which may impact sales or margins.  In addition, to the extent that advisors with our affiliated retail broker-dealers (Lincoln Financial Network) provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could expose those broker-dealers and their advisors to additional risk of legal liability in connection with that advice, which ultimately impacts us.

On February 3, 2017, President Trump directed the DOL to prepare an updated economic and legal analysis on whether the DOL Fiduciary Rule (i) has harmed or is likely to harm investors due to a reduction of Americans’ access to certain retirement savings offerings, retirement product structures, retirement savings information or related advice, (ii) has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees and (iii) is likely to cause an increase in litigation and an increase in prices that investors or retirees must pay to gain access to retirement services.

On April 7, 2017, the DOL issued a final rule delaying the applicability date of the DOL Fiduciary Rule and related exemptions from April 10, 2017 to June 9, 2017.  This rule also changed some requirements of the rule initially released in April 2016, including (i) advisers relying on the Best Interest Contract Exemption will need to adhere to the Impartial Conduct Standards during the transition period of June 9, 2017 through January 1, 2018, but will not need to send certain disclosures to retirement investors during that time period and (ii) advisers will be permitted to rely on the current exemption (Permitted Transaction Exemption 84-24) until January 1, 2018 for the sale of all annuities and insurance, provided they adhere to that exemption’s Impartial Conduct Standards as of June 9, 2017.  As the President's directive to the DOL mandated further study of the effects of the fiduciary rule on the retail retirement market, there may be additional changes to the DOL Fiduciary Rule and/or further delays to the dates.

Liquidity and Capital Position

Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.

We are a holding company and we have no direct operations.  Our principal asset is the capital stock of our insurance subsidiaries.  Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders, repurchase our securities and pay corporate expenses depends primarily on the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, may pay dividends to us without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, exceed the statutory limitation.  The current Indiana statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner, or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.

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

Changes in, or reinterpretations of, these laws can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.  Requiring our insurance subsidiaries to hold additional reserves has the potential to constrain their ability to pay dividends to the holding company.  See “Part I – Item 1. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2016 Form 10-K for additional information on potential changes in these laws.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the Company during the quarter ended March 31, 2017 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
1/1/17 – 1/31/17	292,815	$67.23	292,815	$994

2/1/17 – 2/28/17	1,834,384	70.53	1,834,384	865

3/1/17 – 3/31/17	736,772	69.19	736,772	814

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended March 31, 2017, there were 2,863,971 shares purchased as part of publicly announced plans or programs.

(2)

On January 24, 2017, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of March 31, 2017, our remaining security repurchase authorization was $814 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

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
Christine A. Janofsky Senior Vice President and Chief Accounting Officer
Dated: May 4, 2017

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2017

10.1	Form of Nonqualified Stock Option Award Agreement for Senior Management Committee (Other than CEO) is filed herewith.*
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* This exhibit is a management contract or compensatory plan or arrangement.

E-1