Form 10-Q
period 2017-06-30
LINCOLN NATIONAL CORP
filed 2017-08-03
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 221,444,368 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2017 – $86,194; 2016 – $84,287)	$93,014	$89,013
Variable interest entities’ fixed maturity securities (amortized cost: 2017 – $0; 2016 – $200)	-	200
Equity securities (cost: 2017 – $262; 2016 – $260)	275	275
Trading securities	1,678	1,712
Mortgage loans on real estate	10,023	9,889
Real estate	23	24
Policy loans	2,416	2,451
Derivative investments	1,054	927
Other investments	2,156	2,230
Total investments	110,639	106,721
Cash and invested cash	1,978	2,722
Deferred acquisition costs and value of business acquired	8,555	9,134
Premiums and fees receivable	365	430
Accrued investment income	1,082	1,062
Reinsurance recoverables	5,228	5,265
Funds withheld reinsurance assets	607	617
Goodwill	2,273	2,273
Other assets	5,099	5,006
Separate account assets	135,825	128,397
Total assets	$271,651	$261,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$22,293	$21,576
Other contract holder funds	79,216	78,903
Short-term debt	450	-
Long-term debt	4,901	5,345
Reinsurance related embedded derivatives	53	53
Funds withheld reinsurance liabilities	1,862	1,976
Deferred gain on business sold through reinsurance	2	24
Payables for collateral on investments	4,952	4,995
Other liabilities	6,101	5,880
Separate account liabilities	135,825	128,397
Total liabilities	255,655	247,149

Contingencies and Commitments (See Note 8)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 222,237,262 and 226,335,105 shares
issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	5,774	5,869
Retained earnings	7,511	7,043
Accumulated other comprehensive income (loss)	2,711	1,566
Total stockholders’ equity	15,996	14,478
Total liabilities and stockholders’ equity	$271,651	$261,627

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Insurance premiums	$801	$728	$1,608	$1,544
Fee income	1,393	1,288	2,747	2,523
Net investment income	1,262	1,199	2,499	2,371
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(4)	(36)	(8)	(92)
Portion of loss recognized in other comprehensive income	-	8	-	28
Net other-than-temporary impairment losses on securities
recognized in earnings	(4)	(28)	(8)	(64)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(6)	(17)	(41)	(95)
Total realized gain (loss)	(10)	(45)	(49)	(159)
Amortization of deferred gain on business sold through reinsurance	4	18	22	37
Other revenues	127	119	250	235
Total revenues	3,577	3,307	7,077	6,551
Expenses
Interest credited	646	639	1,293	1,272
Benefits	1,287	1,208	2,578	2,540
Commissions and other expenses	1,034	978	2,048	1,953
Interest and debt expense	63	68	127	136
Strategic digitization expense	14	-	23	-
Total expenses	3,044	2,893	6,069	5,901
Income (loss) before taxes	533	414	1,008	650
Federal income tax expense (benefit)	122	89	162	114
Net income (loss)	411	325	846	536
Other comprehensive income (loss), net of tax	864	1,264	1,145	2,350
Comprehensive income (loss)	$1,275	$1,589	$1,991	$2,886

Net Income (Loss) Per Common Share
Basic	$1.84	$1.37	$3.77	$2.24
Diluted	1.81	1.35	3.70	2.18

Cash Dividends Declared Per Common Share	$0.29	$0.25	$0.58	$0.50

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2017	2016

Common Stock
Balance as of beginning-of-year	$5,869	$6,298
Stock compensation/issued for benefit plans	58	11
Retirement of common stock/cancellation of shares	(153)	(303)
Balance as of end-of-period	5,774	6,006

Retained Earnings
Balance as of beginning-of-year	7,043	6,474
Net income (loss)	846	536
Retirement of common stock	(247)	(172)
Common stock dividends declared	(131)	(119)
Balance as of end-of-period	7,511	6,719

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	1,566	845
Other comprehensive income (loss), net of tax	1,145	2,350
Balance as of end-of-period	2,711	3,195
Total stockholders’ equity as of end-of-period	$15,996	$15,920

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$846	$536
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	30	(17)
Trading securities purchases, sales and maturities, net	60	113
Change in premiums and fees receivable	65	6
Change in accrued investment income	(20)	-
Change in future contract benefits and other contract holder funds	(864)	5
Change in reinsurance related assets and liabilities	(92)	(347)
Change in accrued expenses	(96)	(180)
Change in federal income tax accruals	162	(3)
Realized (gain) loss	49	159
Amortization of deferred gain on business sold through reinsurance	(22)	(37)
Other	84	301
Net cash provided by (used in) operating activities	202	536

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(5,513)	(5,727)
Sales of available-for-sale securities	842	2,068
Maturities of available-for-sale securities	2,840	2,579
Purchases of alternative investments	(124)	(129)
Sales and repayments of alternative investments	100	95
Issuance of mortgage loans on real estate	(705)	(956)
Repayment and maturities of mortgage loans on real estate	571	376
Issuance and repayment of policy loans, net	34	38
Net change in collateral on investments and derivatives	(12)	1,474
Other	(37)	(58)
Net cash provided by (used in) investing activities	(2,004)	(240)

Cash Flows from Financing Activities
Proceeds from sales leaseback transaction	45	-
Deposits of fixed account values, including the fixed portion of variable	5,216	5,015
Withdrawals of fixed account values, including the fixed portion of variable	(2,934)	(2,769)
Transfers to and from separate accounts, net	(770)	(967)
Common stock issued for benefit plans	33	(11)
Repurchase of common stock	(400)	(475)
Dividends paid to common stockholders	(132)	(122)
Net cash provided by (used in) financing activities	1,058	671

Net increase (decrease) in cash and invested cash	(744)	967
Cash and invested cash as of beginning-of-year	2,722	3,146
Cash and invested cash as of end-of-period	$1,978	$4,113

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six month period ended June 30, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

January 1, 2018

We hold equity securities and hybrid preferred securities classified as available-for-sale (“AFS”) securities that are currently measured at fair value with changes in fair value recognized through other comprehensive income (loss) (“OCI”).  We are currently evaluating these two classifications of securities to determine those securities that meet the definition of an equity security as defined in this ASU.  See Note 4 for details regarding our equity and hybrid preferred securities currently classified as AFS.

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
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

These amendments require that an entity report the service cost component of employee pension and postretirement benefit plans in the same line item as other compensation costs from services rendered by the applicable employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  ASU 2017-07 requires retrospective adoption related to the presentation of net periodic pension cost and postretirement benefit cost.

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
ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting

These amendments provide guidance when changes to the terms or conditions of a share-based payment award would require modification accounting.  An entity should account for the effects of a modification unless the following are the same immediately before and after the modification:  (a) the fair value of the award, (b) the vesting conditions of the award and (c) the classification of the award as an equity instrument or a liability instrument.  These amendments are to be applied prospectively to awards modified on or after the effective date.  Early adoption is permitted.

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

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2017			As of December 31, 2016
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans (1)	N/A	$-	$-	N/A	$-	$200
Total return swap	1	542	-	1	533	-
Credit default swaps	-	-	-	1	200	-
Total assets	1	$542	$-	2	$733	$200

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.

As of June 30, 2017, and December 31, 2016, we did not recognize any liabilities from consolidated VIEs on our Consolidated Balance Sheets.  We did hold one contingent forward instrument as of December 31, 2016; however, the instrument had a zero notional and carrying value.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Non-Qualifying Hedges
Credit default swaps	$-	$(1)	$-	$5
Contingent forwards	-	-	-	-
Total non-qualifying hedges (1)	$-	$(1)	$-	$5

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.4 billion and $1.3 billion as of June 30, 2017, and December 31, 2016, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $34 million and $37 million as of June 30, 2017, and December 31, 2016, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of $2 million for the six months ended June 30, 2017, and 2016, respectively, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of June 30, 2017.

4.  Investments

AFS Securities

See Note 1 in our 2016 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of June 30, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$74,934	$6,108	$500	$(6)	$80,548
Asset-backed securities ("ABS")	996	46	12	(20)	1,050
U.S. government bonds	536	44	2	-	578
Foreign government bonds	397	58	-	-	455
Residential mortgage-backed securities ("RMBS")	3,412	160	38	(18)	3,552
Commercial mortgage-backed securities ("CMBS")	466	10	2	(2)	476
Collateralized loan obligations ("CLOs")	697	4	2	(4)	703
State and municipal bonds	4,172	850	12	-	5,010
Hybrid and redeemable preferred securities	584	85	27	-	642
Total fixed maturity securities	86,194	7,365	595	(50)	93,014
Equity securities	262	19	6	-	275
Total AFS securities	$86,456	$7,384	$601	$(50)	$93,289

	As of December 31, 2016
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$73,275	$4,754	$970	$(5)	$77,064
ABS	1,047	39	14	(13)	1,085
U.S. government bonds	384	37	2	-	419
Foreign government bonds	449	58	1	-	506
RMBS	3,534	147	73	(6)	3,614
CMBS	345	8	4	(1)	350
CLOs	742	1	3	(4)	744
State and municipal bonds	3,929	718	20	-	4,627
Hybrid and redeemable preferred securities	582	70	48	-	604
VIEs’ fixed maturity securities	200	-	-	-	200
Total fixed maturity securities	84,487	5,832	1,135	(29)	89,213
Equity securities	260	19	4	-	275
Total AFS securities	$84,747	$5,851	$1,139	$(29)	$89,488

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2017, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,559	$3,750
Due after one year through five years	16,854	18,006
Due after five years through ten years	15,756	16,742
Due after ten years	44,454	48,735
Subtotal	80,623	87,233
Structured securities (ABS, MBS, CLOs)	5,571	5,781
Total fixed maturity AFS securities	$86,194	$93,014

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$8,521	$223	$2,417	$279	$10,938	$502
ABS	84	3	260	21	344	24
U.S. government bonds	172	2	-	-	172	2
RMBS	805	35	146	5	951	40
CMBS	92	2	8	2	100	4
CLOs	227	2	19	-	246	2
State and municipal bonds	132	7	47	5	179	12
Hybrid and redeemable
preferred securities	22	1	151	26	173	27
Total fixed maturity securities	10,055	275	3,048	338	13,103	613
Equity securities	10	4	15	1	25	5
Total AFS securities	$10,065	$279	$3,063	$339	$13,128	$618

Total number of AFS securities in an unrealized loss position						1,155

	As of December 31, 2016
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$15,820	$569	$3,187	$403	$19,007	$972
ABS	201	4	298	25	499	29
U.S. government bonds	18	2	-	-	18	2
Foreign government bonds	29	1	-	-	29	1
RMBS	989	58	392	23	1,381	81
CMBS	190	4	19	2	209	6
CLOs	259	3	25	-	284	3
State and municipal bonds	227	12	47	8	274	20
Hybrid and redeemable
preferred securities	76	4	143	44	219	48
Total fixed maturity securities	17,809	657	4,111	505	21,920	1,162
Equity securities	4	2	44	2	48	4
Total AFS securities	$17,813	$659	$4,155	$507	$21,968	$1,166

Total number of AFS securities in an unrealized loss position						1,744

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$64	$26	$-	21
Six months or greater, but less than nine months	41	14	-	5
Nine months or greater, but less than twelve months	2	1	1	3
Twelve months or greater	253	110	9	51
Total	$360	$151	$10	80

	As of December 31, 2016
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$174	$52	$2	19
Nine months or greater, but less than twelve months	1	1	-	2
Twelve months or greater	364	167	10	62
Total	$539	$220	$12	83

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased by $548 million for the six months ended June 30, 2017.  As discussed further below, we believe the unrealized loss position as of June 30, 2017, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell these fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of June 30, 2017, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2017, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of June 30, 2017, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of June 30, 2017, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance as of beginning-of-period	$393	$413	$430	$382
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	4	26	5	61
Credit losses on securities for which an
OTTI was previously recognized	-	2	3	7
Decreases attributable to:
Securities sold, paid down or matured	(7)	(10)	(48)	(19)
Balance as of end-of-period	$390	$431	$390	$431

During the six months ended June 30, 2017 and 2016, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of June 30, 2017
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$22	$6	$28	$43
ABS	199	20	219	112
RMBS	292	18	310	188
CMBS	18	2	20	39
CLOs	11	4	15	5
State and municipal bonds	-	-	-	3
Total	$542	$50	$592	$390

	As of December 31, 2016
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$80	$5	$85	$77
ABS	212	13	225	112
RMBS	332	6	338	194
CMBS	29	1	30	39
CLOs	11	4	15	5
State and municipal bonds	2	-	2	3
Total	$666	$29	$695	$430

Mortgage Loans on Real Estate

See Note 1 in our 2016 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 20% and 11%, respectively, of mortgage loans on real estate as of June 30, 2017, and December 31, 2016.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	June 30,	December 31,
	2017	2016
Current	$10,023	$9,888
60 to 90 days past due	-	-
Greater than 90 days past due	2	2
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Unamortized premium (discount)	-	1
Total carrying value	$10,023	$9,889

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2017	2016
Number of impaired mortgage loans on real estate	2	2

Principal balance of impaired mortgage loans on real estate	$7	$7
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(2)
Carrying value of impaired mortgage loans on real estate	$5	$5

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance as of beginning-of-period	$2	$2	$2	$2
Additions	-	-	-	-
Charge-offs, net of recoveries	-	-	-	-
Balance as of end-of-period	$2	$2	$2	$2

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average carrying value for impaired mortgage loans on real estate	$5	$6	$5	$6
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

As described in Note 1 in our 2016 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of June 30, 2017			As of December 31, 2016
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$8,993	89.7%	2.22	$8,709	88.0%	2.16
65% to 74%	892	8.9%	1.89	1,009	10.2%	1.87
75% to 100%	133	1.3%	0.82	166	1.7%	0.82
Greater than 100%	5	0.1%	1.04	5	0.1%	1.04
Total mortgage loans on real estate	$10,023	100.0%		$9,889	100.0%

Alternative Investments

As of June 30, 2017, and December 31, 2016, alternative investments included investments in 206 and 202 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fixed maturity AFS securities: (1)
Gross gains	$3	$7	$11	$61
Gross losses	(13)	(65)	(25)	(163)
Equity AFS securities:
Gross gains	-	2	1	2
Gross losses	-	(1)	-	(1)
Gain (loss) on other investments	(2)	(3)	(5)	(63)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(6)	(5)	(13)	(8)
Total realized gain (loss) related to certain investments, pre-tax	$(18)	$(65)	$(31)	$(172)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(4)	$(26)	$(5)	$(62)
ABS	-	(1)	(1)	(3)
RMBS	-	(1)	(1)	(3)
State and municipal bonds	-	-	(1)	-
Total fixed maturity securities	(4)	(28)	(8)	(68)
Equity securities	-	(1)	-	(1)
Gross OTTI recognized in net income (loss)	(4)	(29)	(8)	(69)
Associated amortization of DAC, VOBA, DSI and DFEL	-	1	-	5
Net OTTI recognized in net income (loss), pre-tax	$(4)	$(28)	$(8)	$(64)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$10	$-	$36
Change in DAC, VOBA, DSI and DFEL	-	(2)	-	(8)
Net portion of OTTI recognized in OCI, pre-tax	$-	$8	$-	$28

Determination of Credit Losses on Corporate Bonds and ABS

As of June 30, 2017, and December 31, 2016, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2017, and December 31, 2016,  96% and 95%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of June 30, 2017, and December 31, 2016, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.5 billion and $3.8 billion, respectively, and a fair value of $3.4 billion and $3.7 billion, respectively.  As of June 30, 2017, and December 31, 2016,  96% of the fair value of our ABS portfolio was rated investment grade.  As of June 30, 2017, and December 31, 2016, the portion of our ABS portfolio rated below investment grade had an amortized cost of $86 million and $91 million, respectively, and a fair value of $73 million and  $75 million, respectively.  Based upon the analysis discussed above, we believe as of June 30, 2017, and December 31, 2016, that we would recover the amortized cost of each fixed maturity security.

Determination of Credit Losses on MBS

As of June 30, 2017, and December 31, 2016, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of June 30, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,054	$1,054	$894	$894
Securities pledged under securities lending agreements (2)	208	200	216	209
Securities pledged under repurchase agreements (3)	540	587	535	589
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,150	4,654	3,350	4,947
Total payables for collateral on investments	$4,952	$6,495	$4,995	$6,639

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2017	2016
Collateral payable for derivative investments	$160	$1,617
Securities pledged under securities lending agreements	(8)	7
Securities pledged under repurchase agreements	5	16
Investments pledged for FHLBI	(200)	-
Total increase (decrease) in payables for collateral on investments	$(43)	$1,640

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of June 30, 2017
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$290	$150	$540
Total	-	100	290	150	540
Securities Lending
Corporate bonds	208	-	-	-	208
Total	208	-	-	-	208
Total gross secured borrowings	$208	$100	$290	$150	$748

	As of December 31, 2016
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$389	$146	$535
Total	-	-	389	146	535
Securities Lending
Corporate bonds	212	-	-	-	212
Foreign government bonds	4	-	-	-	4
Total	216	-	-	-	216
Total gross secured borrowings	$216	$-	$389	$146	$751

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements, which we are permitted to sell or re-pledge.  As of June 30, 2017, the fair value of all collateral received that we are permitted to sell or re-pledge was $177 million.  As of June 30, 2017, we have re-pledged $80 million of this collateral to cover initial margin on certain derivative investments.

Investment Commitments

As of June 30, 2017, our investment commitments were $1.7 billion, which included $794 million of LPs, $443 million of mortgage loans on real estate and $466 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2017, and December 31, 2016, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.4 billion and $1.5 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by Federal National Mortgage Association with a fair value of $1.0 billion and $1.1 billion, respectively, or 1% of our invested assets portfolio.  These concentrations include both AFS and trading securities.

As of June 30, 2017, and December 31, 2016, our most significant investments in one industry were our investment securities in the consumer non-cyclical industry with a fair value of $14.7 billion and $13.7 billion, respectively, or 13% of our invested assets portfolio, and our investment securities in the utilities industry with a fair value of $13.8 billion and  $13.2 billion, respectively, or 12% of our invested assets portfolio.  These concentrations include both AFS and trading securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2017			As of December 31, 2016
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,607	$47	$92	$3,552	$68	$122
Foreign currency contracts (1)	1,512	116	21	1,177	153	10
Total cash flow hedges	5,119	163	113	4,729	221	132
Fair value hedges:
Interest rate contracts (1)	1,477	263	182	1,512	258	182
Non-Qualifying Hedges
Interest rate contracts (1)	78,622	766	151	70,290	985	701
Foreign currency contracts (1)	8	-	-	14	-	-
Equity market contracts (1)	29,704	529	390	28,315	541	616
Credit contracts (1)	63	-	-	66	-	-
Embedded derivatives:
Guaranteed living benefit ("GLB") (2)	-	298	-	-	-	-
GLB (3)	-	-	-	-	-	371
Reinsurance related (4)	-	-	53	-	-	53
Indexed annuity and IUL contracts (5)	-	-	1,268	-	-	1,139
Total derivative instruments	$114,993	$2,019	$2,157	$104,926	$2,005	$3,194

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

Beginning in the first quarter 2017, consistent with changes enacted by the Chicago Mercantile Exchange (“CME”), the Company offset the variation margin payments with the derivative balances that are cleared through CME.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2017
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$15,024	$22,369	$30,174	$14,926	$1,213	$83,706
Foreign currency contracts (2)	19	151	378	962	10	1,520
Equity market contracts	17,594	9,784	869	15	1,442	29,704
Credit contracts	-	63	-	-	-	63
Total derivative instruments
with notional amounts	$32,637	$32,367	$31,421	$15,903	$2,665	$114,993

(1)	As of June 30, 2017, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of June 30, 2017, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2017	2016
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$49	$132
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	1	(240)
Foreign currency contracts	45	32
Change in foreign currency exchange rate adjustment	(75)	35
Change in DAC, VOBA, DSI and DFEL	(8)	(6)
Income tax benefit (expense)	13	62
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	4
Interest rate contracts (2)	(9)	(2)
Foreign currency contracts (1)	9	3
Foreign currency contracts (3)	5	4
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)
Income tax benefit (expense)	(2)	(3)
Balance as of end-of-period	$22	$10

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$3	$2	$4
Interest rate contracts (2)	(5)	(2)	(9)	(2)
Foreign currency contracts (1)	4	1	9	3
Foreign currency contracts (3)	-	-	5	4
Total cash flow hedges	-	2	7	9
Fair value hedges:
Interest rate contracts (1)	(6)	(7)	(13)	(15)
Interest rate contracts (2)	7	8	15	16
Interest rate contracts (3)	(9)	(32)	-	(86)
Total fair value hedges	(8)	(31)	2	(85)
Non-Qualifying Hedges
Interest rate contracts (3)	193	614	143	1,590
Foreign currency contracts (3)	(2)	(7)	1	(3)
Equity market contracts (3)	(289)	(252)	(817)	(582)
Equity market contracts (4)	5	3	14	2
Credit contracts (3)	-	(4)	-	(7)
Embedded derivatives:
GLB (3)	72	(542)	669	(1,505)
Reinsurance related (3)	(3)	(23)	-	(47)
Indexed annuity and IUL contracts (3)	(64)	(19)	(184)	(12)
Total derivative instruments	$(96)	$(259)	$(165)	$(640)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Offset to net investment income	$5	$4	$11	$7
Offset to realized gain (loss)	-	-	5	4
Offset to interest and debt expense	(5)	(2)	(9)	(2)

As of June 30, 2017,  $6 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2017 and 2016, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of June 30, 2017
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	6/20/2022	(3)	(4)	BBB+	1	$1	$63
					1	$1	$63

As of December 31, 2016
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Single name credit default swaps	3/20/2017 (5)	(6)	(4)	BBB+	2	$-	$40
					2	$-	$40

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of our credit default swaps.
(3)	Credit default swaps were entered into in order to hedge the liability exposure on certain variable annuity products.
(4)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.
(5)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4 in our 2016 Form 10-K.
(6)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2017	2016
Maximum potential payout	$63	$40
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$63	$40

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.  As of June 30, 2017 the market value was $1 million.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2017, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2017, our exposure was $4 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2017		As of December 31, 2016
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$96	$-	$53	$(32)
A+	39	(235)	10	(217)
A	579	(287)	466	(381)
A-	39	-	67	-
BBB+	301	(5)	298	-
	$1,054	$(527)	$894	$(630)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,600	$298	$1,898
Gross amounts offset	(546)	-	(546)
Net amount of assets	1,054	298	1,352
Gross amounts not offset:
Cash collateral	(1,054)	-	(1,054)
Net amount	$-	$298	$298

Financial Liabilities
Gross amount of recognized liabilities	$611	$1,321	$1,932
Gross amounts offset	(121)	-	(121)
Net amount of liabilities	490	1,321	1,811
Gross amounts not offset:
Cash collateral	(527)	-	(527)
Net amount	$(37)	$1,321	$1,284

	As of December 31, 2016
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,470	$-	$1,470
Gross amounts offset	(543)	-	(543)
Net amount of assets	927	-	927
Gross amounts not offset:
Cash collateral	(894)	-	(894)
Net amount	$33	$-	$33

Financial Liabilities
Gross amount of recognized liabilities	$1,089	$1,563	$2,652
Gross amounts offset	(536)	-	(536)
Net amount of liabilities	553	1,563	2,116
Gross amounts not offset:
Cash collateral	(630)	-	(630)
Net amount	$(77)	$1,563	$1,486

6.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 23% and 16% for the three and six months ended June 30, 2017, respectively.  The effective tax rate was 21% and 18% for the three and six months ended June 30, 2016, respectively.  The effective tax rate was significantly lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of the separate accounts dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2017 (1)	2016 (1)
Return of Net Deposits
Total account value	$92,182	$87,707
Net amount at risk (2)	179	824
Average attained age of contract holders	64 years	63 years

Minimum Return
Total account value	$107	$105
Net amount at risk (2)	19	22
Average attained age of contract holders	76 years	75 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,666	$24,605
Net amount at risk (2)	482	782
Average attained age of contract holders	70 years	69 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Six
	Months Ended
	June 30,
	2017	2016
Balance as of beginning-of-year	$110	$115
Changes in reserves	(2)	22
Benefits paid	(11)	(24)
Balance as of end-of-period	$97	$113

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2017	2016
Asset Type
Domestic equity	$55,453	$52,244
International equity	18,610	17,396
Bonds	27,829	27,532
Money market	13,327	12,010
Total	$115,219	$109,182

Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 34% and 35% of total life insurance in-force reserves as of June  30, 2017, and December 31, 2016, respectively.  UL and VUL products with secondary guarantees represented 28% and 27% of total sales for the three and six months ended June  30, 2017, respectively, compared to 33% and 31% for the corresponding periods in 2016.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2017.    While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of June  30, 2017, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

See Note 13 in our 2016 Form 10-K and Note 8 in our Form 10-Q for the quarter ended March 31, 2017, for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Common Stock
Balance as of beginning-of-period	224,888,259	239,005,252	226,335,105	243,835,893
Stock issued for exercise of warrants	289,636	13,335	334,930	38,148
Stock compensation/issued for benefit plans	89,455	9,537	1,461,286	670,142
Retirement/cancellation of shares	(3,030,088)	(6,243,433)	(5,894,059)	(11,759,492)
Balance as of end-of-period	222,237,262	232,784,691	222,237,262	232,784,691

Common Stock as of End-of-Period
Basic basis	222,237,262	232,784,691	222,237,262	232,784,691
Diluted basis (1)	226,044,165	236,179,176	226,044,165	236,179,176

(1)

Effective October 1, 2016, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  We have updated certain previously reported interim results and metrics as of January 1, 2016, in accordance with this guidance.  For more information, see Note 1 – Earnings Per Share in our 2016 Form 10-K.

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average shares, as used in basic calculation	223,555,299	236,463,183	224,581,848	239,069,774
Shares to cover exercise of outstanding warrants	694,403	1,098,405	858,916	1,100,176
Shares to cover non-vested stock (1)	1,426,550	872,481	1,551,173	967,816
Average stock options outstanding during the period (1)	2,339,558	2,090,988	2,510,344	1,948,817
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(105,156)	(265,103)	(127,696)	(278,312)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period) (1)	(1,464,321)	(1,429,907)	(1,541,738)	(1,364,709)
Shares repurchasable from measured but
unrecognized stock option expense (1)	(59,959)	(34,492)	(68,519)	(17,797)
Average deferred compensation shares	927,508	1,101,384	938,661	1,070,657
Weighted-average shares, as used in diluted calculation (1)	227,313,882	239,896,939	228,702,989	242,496,422

(1)

Effective October 1, 2016, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  We have updated certain previously reported interim results and metrics as of January 1, 2016, in accordance with this guidance.  For more information, see Note 1 – Earnings Per Share in our 2016 Form 10-K.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the three and six months ended June 30, 2017 and 2016, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $(1) million for the three and six months ended June 30, 2017, respectively, and less than $1 million and $7 million for the three and six months ended June 30, 2016, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2017	2016
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,784	$991
Unrealized holding gains (losses) arising during the period	2,058	5,394
Change in foreign currency exchange rate adjustment	69	(33)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(356)	(1,620)
Income tax benefit (expense)	(626)	(1,321)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(13)	(101)
Associated amortization of DAC, VOBA, DSI and DFEL	(11)	(7)
Income tax benefit (expense)	8	38
Balance as of end-of-period	$2,945	$3,481
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$25	$26
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	-	(36)
Change in DAC, VOBA, DSI and DFEL	-	8
Income tax benefit (expense)	-	10
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	21	5
Change in DAC, VOBA, DSI and DFEL	(4)	(1)
Income tax benefit (expense)	(6)	(2)
Balance as of end-of-period	$36	$10
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$49	$132
Unrealized holding gains (losses) arising during the period	46	(208)
Change in foreign currency exchange rate adjustment	(75)	35
Change in DAC, VOBA, DSI and DFEL	(8)	(6)
Income tax benefit (expense)	13	62
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	7	9
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)
Income tax benefit (expense)	(2)	(3)
Balance as of end-of-period	$22	$10
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(27)	$(5)
Foreign currency translation adjustment arising during the period	7	(13)
Balance as of end-of-period	$(20)	$(18)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(265)	$(299)
Adjustment arising during the period	(7)	11
Balance as of end-of-period	$(272)	$(288)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2017	2016
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(13)	$(101)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(11)	(7)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(24)	(108)	operations before taxes
Income tax benefit (expense)	8	38	Federal income tax expense (benefit)
Reclassification, net of income tax	$(16)	$(70)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$(1)	$1	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(1)	1	operations before taxes
Income tax benefit (expense)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$(1)	$1	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$4	Net investment income
Interest rate contracts	(9)	(2)	Interest and debt expense
Foreign currency contracts	9	7	Net investment income
Foreign currency contracts	5	-	Total realized gain (loss)
Total gross reclassifications	7	9
Associated amortization of DAC,
VOBA, DSI and DFEL	(2)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	5	8	operations before taxes
Income tax benefit (expense)	(2)	(3)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$3	$5	Net income (loss)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total realized gain (loss) related to certain investments (1)	$(18)	$(65)	$(31)	$(172)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(5)	(8)	5	-
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(7)	(9)	(17)	(33)
Associated amortization of DAC, VOBA, DSI and DFEL	2	4	1	6
Variable annuity net derivatives results: (4)
Gross gain (loss)	23	37	(5)	48
Associated amortization of DAC, VOBA, DSI and DFEL	(5)	(4)	(2)	(8)
Total realized gain (loss)	$(10)	$(45)	$(49)	$(159)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2017	2017
10-year LNC stock options	15,270	407,637
Performance shares	5,126	154,351
RSUs	37,365	435,865
Non-employee:
SARs	-	26,494
Agent stock options	-	102,638
Director DSUs	7,059	14,534

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$93,014	$93,014	$89,013	$89,013
VIEs’ fixed maturity securities	-	-	200	200
Equity securities	275	275	275	275
Trading securities	1,678	1,678	1,712	1,712
Mortgage loans on real estate	10,023	10,157	9,889	9,853
Derivative investments (1)	1,054	1,054	927	927
Other investments	2,156	2,156	2,230	2,230
Cash and invested cash	1,978	1,978	2,722	2,722
Other assets:
GLB direct embedded derivatives (2)	298	298	-	-
GLB ceded embedded derivatives	85	85	203	203
Separate account assets	135,825	135,825	128,397	128,397

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,268)	(1,268)	(1,139)	(1,139)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(625)	(625)	(629)	(629)
Account values of certain investment contracts	(31,982)	(36,201)	(31,516)	(35,647)
Short-term debt	(450)	(457)	-	-
Long-term debt	(4,901)	(5,485)	(5,345)	(5,679)
Reinsurance related embedded derivatives	(53)	(53)	(53)	(53)
Other liabilities:
Derivative liabilities (1)	(169)	(169)	(553)	(553)
GLB direct embedded derivatives (2)	-	-	(371)	(371)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Portions of our GLB direct embedded derivatives are ceded to third-party reinsurance counterparties. Refer to Note 5 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of June 30, 2017, and December 31, 2016, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2017, or December 31, 2016, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2016 Form 10-K:

	As of June 30, 2017
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$78,031	$2,517	$80,548
ABS	-	1,007	43	1,050
U.S. government bonds	564	9	5	578
Foreign government bonds	-	346	109	455
RMBS	-	3,545	7	3,552
CMBS	-	455	21	476
CLOs	-	675	28	703
State and municipal bonds	-	5,010	-	5,010
Hybrid and redeemable preferred securities	67	493	82	642
Equity AFS securities	13	79	183	275
Trading securities	73	1,546	59	1,678
Derivative investments (1)	-	1,150	571	1,721
Other investments	150	-	-	150
Cash and invested cash	-	1,978	-	1,978
Other assets:
GLB direct embedded derivatives	-	-	298	298
GLB ceded embedded derivatives	-	-	85	85
Separate account assets	772	135,053	-	135,825
Total assets	$1,639	$229,377	$4,008	$235,024

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,268)	$(1,268)
Long-term debt	-	(1,135)	-	(1,135)
Reinsurance related embedded derivatives	-	(53)	-	(53)
Other liabilities – derivative liabilities (1)	-	(420)	(416)	(836)
Total liabilities	$-	$(1,608)	$(1,684)	$(3,292)

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

	For the Three Months Ended June 30, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,403	$5	$53	$57	$(1)	$2,517
ABS	29	-	-	-	14	43
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	110	-	(1)	-	-	109
RMBS	7	-	-	-	-	7
CMBS	44	-	1	14	(38)	21
CLOs	88	-	-	13	(73)	28
State and municipal bonds	1	-	-	-	(1)	-
Hybrid and redeemable
preferred securities	79	-	8	-	(5)	82
Equity AFS securities	182	-	-	1	-	183
Trading securities	60	1	1	-	(3)	59
Derivative investments	112	58	65	(80)	-	155
Other assets: (5)
GLB direct embedded derivatives	226	72	-	-	-	298
GLB ceded embedded derivatives	116	(31)	-	-	-	85
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,238)	(64)	-	34	-	(1,268)
Total, net	$2,224	$41	$127	$39	$(107)	$2,324

	For the Three Months Ended June 30, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,185	$(6)	$46	$118	$82	$2,425
ABS	44	-	-	14	4	62
U.S. government bonds	-	-	-	10	-	10
Foreign government bonds	111	-	1	-	-	112
RMBS	1	-	-	15	-	16
CMBS	9	2	(1)	(2)	-	8
CLOs	591	-	-	40	(586)	45
Hybrid and redeemable
preferred securities	92	-	(3)	-	-	89
Equity AFS securities	167	-	3	-	-	170
Trading securities	74	1	(1)	-	(9)	65
Derivative investments	190	183	79	(29)	-	423
Other investments (4)	2	(1)	-	-	-	1
Other assets – GLB ceded
embedded derivatives (5)	433	106	-	-	-	539
Future contract benefits – indexed annuity
and IUL contracts embedded
derivatives (5)	(1,088)	(19)	-	5	-	(1,102)
Other liabilities:
Credit default swaps (4)	(12)	(4)	-	-	-	(16)
GLB direct embedded derivatives (5)	(1,916)	(542)	-	-	-	(2,458)
Total, net	$883	$(280)	$124	$171	$(509)	$389

	For the Six Months Ended June 30, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,405	$11	$118	$(147)	$130	$2,517
ABS	33	-	1	-	9	43
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(2)	-	-	109
RMBS	3	-	-	4	-	7
CMBS	7	-	1	55	(42)	21
CLOs	68	-	-	18	(58)	28
State and municipal bonds	-	(1)	-	-	1	-
Hybrid and redeemable
preferred securities	76	-	11	-	(5)	82
Equity AFS securities	177	1	(1)	6	-	183
Trading securities	65	2	8	(16)	-	59
Derivative investments	(93)	(11)	88	171	-	155
Other assets: (5)
GLB direct embedded derivatives	-	298	-	-	-	298
GLB ceded embedded derivatives	203	(118)	-	-	-	85
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,139)	(184)	-	55	-	(1,268)
Other liabilities – GLB direct embedded
derivatives (5)	(371)	371	-	-	-	-
Total, net	$1,545	$369	$224	$146	$40	$2,324

	For the Six Months Ended June 30, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,993	$-	$64	$146	$222	$2,425
ABS	45	-	(1)	14	4	62
U.S. government bonds	-	-	-	10	-	10
Foreign government bonds	111	-	1	-	-	112
RMBS	1	-	-	15	-	16
CMBS	10	2	(1)	(3)	-	8
CLOs	551	-	2	78	(586)	45
Hybrid and redeemable
preferred securities	94	-	(5)	-	-	89
Equity AFS securities	164	-	2	4	-	170
Trading securities	73	2	1	(1)	(10)	65
Derivative investments	555	(258)	171	(45)	-	423
Other investments (4)	-	1	-	-	-	1
Other assets – GLB ceded
embedded derivatives (5)	268	271	-	-	-	539
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,100)	(12)	-	10	-	(1,102)
VIEs’ liabilities – derivative instruments (5)	(4)	4	-	-	-	-
Other liabilities:
Credit default swaps (4)	(9)	(7)	-	-	-	(16)
GLB direct embedded derivatives (5)	(953)	(1,505)	-	-	-	(2,458)
Total, net	$1,799	$(1,502)	$234	$228	$(370)	$389

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$162	$(3)	$(25)	$(64)	$(13)	$57
CMBS	14	-	-	-	-	14
CLOs	13	-	-	-	-	13
Equity AFS securities	1	-	-	-	-	1
Derivative investments	48	(29)	(99)	-	-	(80)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(13)	-	-	47	-	34
Total, net	$225	$(32)	$(124)	$(17)	$(13)	$39

	For the Three Months Ended June 30, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$172	$(8)	$-	$(46)	$-	$118
ABS	15	-	-	(1)	-	14
U.S. government bonds	-	-	-	10	-	10
RMBS	15	-	-	-	-	15
CMBS	-	(1)	-	(1)	-	(2)
CLOs	40	-	-	-	-	40
Derivative investments	45	(43)	(31)	-	-	(29)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(19)	-	-	24	-	5
Total, net	$268	$(52)	$(31)	$(14)	$-	$171

	For the Six Months Ended June 30, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$200	$(65)	$(47)	$(127)	$(108)	$(147)
RMBS	4	-	-	-	-	4
CMBS	55	-	-	-	-	55
CLOs	18	-	-	-	-	18
Equity AFS securities	8	(2)	-	-	-	6
Trading securities	2	(17)	-	(1)	-	(16)
Derivative investments	95	265	(189)	-	-	171
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(31)	-	-	86	-	55
Total, net	$351	$181	$(236)	$(42)	$(108)	$146

	For the Six Months Ended June 30, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$289	$-	$(3)	$(83)	$(57)	$146
ABS	15	-	-	(1)	-	14
U.S. government bonds	-	-	-	10	-	10
RMBS	15	-	-	-	-	15
CMBS	-	(1)	-	(2)	-	(3)
CLOs	80	-	-	(2)	-	78
Equity AFS securities	4	-	-	-	-	4
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	85	(85)	(45)	-	-	(45)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(45)	-	-	55	-	10
Total, net	$443	$(86)	$(48)	$(24)	$(57)	$228

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Derivative investments	$(2)	$216	$(76)	$(177)
Other investments	-	(1)	-	1
Embedded derivatives:
Indexed annuity and IUL contracts	-	(1)	(15)	(24)
GLB	231	(409)	978	(1,233)
VIEs’ liabilities – derivative instruments	-	-	-	4
Credit default swaps	-	(3)	-	(7)
Total, net (1)	$229	$(198)	$887	$(1,436)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2017			June 30, 2016
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1	$(2)	$(1)	$165	$(83)	$82
ABS	15	(1)	14	4	-	4
CMBS	3	(41)	(38)	-	-	-
CLOs	-	(73)	(73)	-	(586)	(586)
State and municipal bonds	-	(1)	(1)	-	-	-
Hybrid and redeemable preferred
securities	-	(5)	(5)	-	-	-
Trading securities	-	(3)	(3)	1	(10)	(9)
Total, net	$19	$(126)	$(107)	$170	$(679)	$(509)

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2017			June 30, 2016
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$161	$(31)	$130	$329	$(107)	$222
ABS	15	(6)	9	4	-	4
U.S. government bonds	5	-	5	-	-	-
CMBS	3	(45)	(42)	-	-	-
CLOs	30	(88)	(58)	-	(586)	(586)
State and municipal bonds	2	(1)	1	-	-	-
Hybrid and redeemable preferred
securities	-	(5)	(5)	-	-	-
Trading securities	3	(3)	-	1	(11)	(10)
Total, net	$219	$(179)	$40	$334	$(704)	$(370)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the six months ended June 30, 2017 and 2016, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the six months ended June 30, 2017 and 2016, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2017:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$1,885	Discounted cash flow	Liquidity/duration adjustment (1)	0.7%	-	41.9%
ABS	25	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	78	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	3.6%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.9%	-	1.9%
Equity AFS securities	25	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.0%
Other assets – GLB direct and ceded
embedded derivatives	383	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.33%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,268)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)

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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Operating revenues:
Annuities	$1,076	$983	$2,138	$2,022
Retirement Plan Services	290	270	571	537
Life Insurance	1,655	1,538	3,260	3,016
Group Protection	541	525	1,082	1,059
Other Operations	67	79	155	161
Excluded realized gain (loss), pre-tax	(52)	(89)	(132)	(245)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	-	1	1	1
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	-	2	-
Total revenues	$3,577	$3,307	$7,077	$6,551

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income (Loss)
Income (loss) from operations:
Annuities	$251	$235	$532	$453
Retirement Plan Services	37	31	74	61
Life Insurance	133	120	263	195
Group Protection	35	15	42	20
Other Operations	(37)	(28)	(51)	(39)
Excluded realized gain (loss), after-tax	(34)	(57)	(85)	(159)
Income (loss) from reserve changes (net of related amortization)
on business sold through reinsurance, after-tax	-	-	-	1
Benefit ratio unlocking, after-tax	26	9	71	4
Net income (loss)	$411	$325	$846	$536

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2017, compared with December 31, 2016, and the results of operations for the three and six months ended June 30, 2017, compared with the corresponding periods in 2016 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”;  our quarterly report on Form 10-Q filed in 2017; and our current reports on Form 8-K filed in 2017.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2017 Form 10-Q and below.

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

•

Uncertainty about the effect of continuing promulgation and implementation of rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act on us, the economy and financial services sector in particular;

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
•

A decline in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products; an acceleration of the net amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”); and an increase in liabilities related to guaranteed benefit features of our subsidiaries’ variable annuity products;

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

•	The unknown effect on our subsidiaries’ businesses resulting from evolving market preferences and the changing demographics of our client base; and
•	The unanticipated loss of key management, financial planners or wholesalers.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2017 Form 10-Q and below.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2016 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2016 Form 10-K.

If we had unlocked our RTM assumption as of June 30, 2017, we would have recorded a favorable unlocking of approximately $180 million, pre-tax, for Annuities, approximately $35 million, pre-tax, for Life Insurance and approximately $25 million, pre-tax, for Retirement Plan Services.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2017:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$867	$79,569	$-	$80,436
Priced by independent broker quotations	-	-	1,192	1,192
Priced by matrices	-	12,357	-	12,357
Priced by other methods (1)	-	-	2,017	2,017
Total	$867	$91,926	$3,209	$96,002

Percent of total	1%	96%	3%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2016 Form 10-K and Note 12 herein.

As of June 30, 2017, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of June 30, 2017,  we used broker quotes for 17 securities as our final price source, representing less than 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business,  65% and 66% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of June 30, 2017 and 2016, respectively.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of June 30, 2017 and 2016,  7% and 11%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2017 and 2016,  was $474 million and $724 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$251	$235	7%	$532	$453	17%
Retirement Plan Services	37	31	19%	74	61	21%
Life Insurance	133	120	11%	263	195	35%
Group Protection	35	15	133%	42	20	110%
Other Operations	(37)	(28)	-32%	(51)	(39)	-31%
Excluded realized gain (loss), after-tax	(34)	(57)	40%	(85)	(159)	47%
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	-	NM	-	1	-100%
Benefit ratio unlocking, after-tax	26	9	189%	71	4	NM
Net income (loss)	$411	$325	26%	$846	$536	58%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Deposits
Annuities	$1,991	$2,113	-6%	$4,008	$4,466	-10%
Retirement Plan Services	1,978	1,660	19%	4,229	3,452	23%
Life Insurance	1,543	1,391	11%	2,959	2,630	13%
Total deposits	$5,512	$5,164	7%	$11,196	$10,548	6%

Net Flows
Annuities	$(1,075)	$(452)	NM	$(2,019)	$(486)	NM
Retirement Plan Services	395	4	NM	511	82	NM
Life Insurance	1,101	978	13%	2,025	1,808	12%
Total net flows	$421	$530	-21%	$517	$1,404	-63%

	As of June 30,
	2017	2016	Change
Account Values
Annuities	$131,029	$122,851	7%
Retirement Plan Services	62,568	55,430	13%
Life Insurance	47,180	44,402	6%
Total account values	$240,777	$222,683	8%

Comparison of the Three Months Ended June 30, 2017 to 2016

Net income increased due primarily to the following:

•	Growth in business in force and average account values.
•	Favorable investment income on alternative investments and higher prepayment and bond make-whole premiums.
•	Higher realized losses in 2016 driven by asset disposals and an increase in other-than-temporary impairment (“OTTI”) attributable to individual credit risks within our corporate bond holdings.
•	More favorable total loss ratio experience in our Group Protection segment.

The increase in net income was partially offset by the following:

•	Strategic digitization expense incurred during 2017 as part of our strategic digitization initiative.
•	Higher incentive compensation as a result of production performance.

•	Lower amortization of deferred gain on business sold through reinsurance.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Comparison of the Six Months Ended June 30, 2017 to 2016

Net income increased due primarily to the following:

•	Growth in business in force and average account values.
•	Favorable investment income on alternative investments and higher prepayment and bond make-whole premiums.
•	Legal expenses in 2016 related to certain investments.
•	Higher federal income tax benefits in 2017 driven by one-time and run-rate adjustments primarily associated with our separate account dividends-received deduction.
•	Higher realized losses in 2016 driven by asset disposals and an increase in OTTI attributable to individual credit risks within our corporate bond holdings.
•	Gains on variable annuity net derivative results in 2017 as compared to losses in 2016.
•	More favorable total loss ratio experience in our Group Protection segment.

The increase in net income was partially offset by the following:

•	Strategic digitization expense incurred during 2017 as part of our strategic digitization initiative.
•	Higher incentive compensation as a result of production performance.
•	Lower amortization of deferred gain on business sold through reinsurance.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Operating Revenues
Insurance premiums (1)	$106	$68	56%	$230	$219	5%
Fee income	553	510	8%	1,086	1,003	8%
Net investment income	263	258	2%	519	509	2%
Operating realized gain (loss) (2)	45	44	2%	90	87	3%
Other revenues (3)	109	103	6%	213	204	4%
Total operating revenues	1,076	983	9%	2,138	2,022	6%
Operating Expenses
Interest credited	145	144	1%	292	283	3%
Benefits (1)	174	136	28%	366	353	4%
Commissions and other expenses	447	407	10%	890	818	9%
Total operating expenses	766	687	11%	1,548	1,454	6%
Income (loss) from operations before taxes	310	296	5%	590	568	4%
Federal income tax expense (benefit)	59	61	-3%	58	115	-50%
Income (loss) from operations	$251	$235	7%	$532	$453	17%

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended June 30, 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values.
•

Higher net investment income, net of interest credited, driven by higher prepayments and bond make-whole premiums and favorable investment income on alternative investments within our surplus portfolio.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher average account values, resulting in higher trail commissions.

Comparison of the Six Months Ended June 30, 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher federal income tax benefits in 2017 driven by one-time and run-rate adjustments primarily associated with our separate account dividends-received deduction.
•	Higher fee income driven by higher average daily variable account values.

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

See “Consolidated Investments – Commercial Mortgage Prepayment and Bond Make-Whole Premiums” below for more information on prepayment and bond make-whole premiums.

See “Consolidated Investments – Alternative Investments” below for more information on alternative investments.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  For the three and six months ended June 30, 2017,  38% of our variable annuity deposits were on products without GLB riders, respectively, compared to 29% and 27% for the corresponding periods in 2016.  As a result of evolving market trends, our variable annuity deposits were significantly lower than historical periods resulting in negative net flows for the three and six months ended June 30, 2017 and 2016.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9% for the three and six months ended June 30, 2017, respectively, compared to 8% for the corresponding periods in 2016.

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

The DOL’s fiduciary advice regulation phased implementation first became effective on June 9, 2017, with full implementation by January 1, 2018.  For information about regulatory risk including the impact of the DOL regulation, see “Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees” in “Part II – Item 1A. Risk Factors” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2017 Form 10-Q and below.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Fee Income
Mortality, expense and other assessments	$546	$506	8%	$1,072	$994	8%
Surrender charges	8	8	0%	17	16	6%
DFEL:
Deferrals	(9)	(10)	10%	(19)	(19)	0%
Amortization, net of interest	8	6	33%	16	12	33%
Total fee income	$553	$510	8%	$1,086	$1,003	8%

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Variable Account Value Information
Variable annuity deposits (1)	$1,167	$1,217	-4%	$2,249	$2,291	-2%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(1,290)	(818)	-58%	(2,627)	(1,658)	-58%
Change in market value (1)	2,968	1,389	114%	7,681	1,408	NM
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	373	594	-37%	729	1,312	-44%
Variable annuity account values (1)	108,698	100,968	8%	108,698	100,968	8%
Average daily variable annuity account
values (1)	107,988	100,468	7%	106,760	98,454	8%
Average daily S&P 500 (2)	2,396	2,074	16%	2,360	2,013	17%

(1)	Excludes the fixed portion of variable.
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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$210	$215	-2%	$422	$429	-2%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	11	4	175%	16	7	129%
Surplus investments (2)	42	39	8%	81	73	11%
Total net investment income	$263	$258	2%	$519	$509	2%

Interest Credited
Amount provided to contract holders	$142	$142	0%	$284	$281	1%
DSI deferrals	(3)	(4)	25%	(5)	(11)	55%
Interest credited before DSI amortization	139	138	1%	279	270	3%
DSI amortization	6	6	0%	13	13	0%
Total interest credited	$145	$144	1%	$292	$283	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2017	2016	Change	2017	2016	Change
Interest Rate Spread (1)
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	3.99%	4.16%	(17)	4.03%	4.20%	(17)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.20%	0.08%	12	0.15%	0.08%	7
Net investment income yield on reserves	4.19%	4.24%	(5)	4.18%	4.28%	(10)
Interest rate credited to contract holders	2.37%	2.41%	(4)	2.40%	2.38%	2
Interest rate spread	1.82%	1.83%	(1)	1.78%	1.90%	(12)

(1)	The prior year interest rate spread has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$824	$896	-8%	$1,759	$2,175	-19%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	215	366	-41%	608	1,172	-48%
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(373)	(594)	37%	(729)	(1,312)	44%
Reinvested interest credited (1)	192	168	14%	434	300	45%
Fixed annuity account values (1)	22,331	21,883	2%	22,331	21,883	2%
Average fixed account values (1)	22,333	21,915	2%	22,230	21,832	2%
Average invested assets on reserves (2)	18,352	18,002	2%	18,254	18,009	1%

(1)	Includes the fixed portion of variable.
(2)	The prior year average invested assets on reserves has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Commissions and Other Expenses
Commissions:
Deferrable	$84	$92	-9%	$167	$190	-12%
Non-deferrable	138	124	11%	279	244	14%
General and administrative expenses	106	102	4%	206	206	0%
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	-	NM	2	1	100%
Taxes, licenses and fees	8	6	33%	19	17	12%
Total expenses incurred, excluding
broker-dealer	337	324	4%	673	658	2%
DAC deferrals	(98)	(105)	7%	(194)	(217)	11%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	239	219	9%	479	441	9%
DAC and VOBA amortization,
net of interest	99	86	15%	200	173	16%
Broker-dealer expenses incurred	109	102	7%	211	204	3%
Total commissions and other
expenses	$447	$407	10%	$890	$818	9%

DAC Deferrals
As a percentage of sales/deposits	4.9%	5.0%		4.8%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Operating Revenues
Fee income	$62	$57	9%	$121	$112	8%
Net investment income	224	209	7%	441	417	6%
Other revenues (1)	4	4	0%	9	8	13%
Total operating revenues	290	270	7%	571	537	6%
Operating Expenses
Interest credited	134	127	6%	265	251	6%
Benefits	-	-	NM	1	1	0%
Commissions and other expenses	106	102	4%	207	202	2%
Total operating expenses	240	229	5%	473	454	4%
Income (loss) from operations before taxes	50	41	22%	98	83	18%
Federal income tax expense (benefit)	13	10	30%	24	22	9%
Income (loss) from operations	$37	$31	19%	$74	$61	21%

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values.
•

Higher net investment income, net of interest credited, driven by higher prepayment and bond make-whole premiums and more favorable investment income on alternative investments within our surplus portfolio, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher incentive compensation as a result of production performance.

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

See “Consolidated Investments – Commercial Mortgage Prepayment and Bond Make-Whole Premiums” below for more information on prepayment and bond make-whole premiums.

See “Consolidated Investments – Alternative Investments” below for more information on alternative investments.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.   The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 10% and 12%  for the three and six months ended June 30, 2017 respectively, compared to 12% for the corresponding periods in 2016.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 27% and 29%  as of June 30, 2017 and 2016, respectively.  Due to this expected overall shift in business mix toward products with lower returns, an increase in new deposit production continues to be necessary to maintain earnings at current levels.

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

The DOL’s fiduciary advice regulation phased implementation first became effective on June 9, 2017, with full implementation by January 1, 2018.  For information about regulatory risk including the impact of the DOL regulation, see “Department of Labor regulation defining fiduciary could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees” in “Part II – Item 1A. Risk Factors” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2017 Form 10-Q and below.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

\

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Fee Income
Annuity expense assessments	$46	$42	10%	$90	$84	7%
Mutual fund fees	16	14	14%	31	27	15%
Total expense assessments	62	56	11%	121	111	9%
Surrender charges	-	1	-100%	-	1	-100%
Total fee income	$62	$57	9%	$121	$112	8%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-period	$9,752	$8,755	11%	$9,735	$8,653	13%
Gross deposits	570	489	17%	1,145	946	21%
Withdrawals	(446)	(511)	13%	(1,401)	(955)	-47%
Net flows	124	(22)	NM	(256)	(9)	NM
Transfers between fixed and variable
accounts	(1)	3	NM	(4)	9	NM
Change in market value and reinvestment	270	154	75%	670	237	183%
Balance as of end-of-period	$10,145	$8,890	14%	$10,145	$8,890	14%

Mid – Large Market:
Balance as of beginning-of-period	$34,410	$29,656	16%	$32,387	$29,279	11%
Gross deposits	1,291	1,031	25%	2,845	2,208	29%
Withdrawals	(766)	(840)	9%	(1,581)	(1,802)	12%
Net flows	525	191	175%	1,264	406	211%
Transfers between fixed and variable
accounts	(62)	20	NM	(67)	32	NM
Change in market value and reinvestment	921	514	79%	2,210	664	233%
Balance as of end-of-period	$35,794	$30,381	18%	$35,794	$30,381	18%

Multi-Fund® and Other:
Balance as of beginning-of-period	$16,571	$16,088	3%	$16,312	$16,168	1%
Gross deposits	117	140	-16%	239	298	-20%
Withdrawals	(371)	(305)	-22%	(736)	(613)	-20%
Net flows	(254)	(165)	-54%	(497)	(315)	-58%
Change in market value and reinvestment	312	236	32%	814	306	166%
Balance as of end-of-period	$16,629	$16,159	3%	$16,629	$16,159	3%

Total:
Balance as of beginning-of-period	$60,733	$54,499	11%	$58,434	$54,100	8%
Gross deposits	1,978	1,660	19%	4,229	3,452	23%
Withdrawals	(1,583)	(1,656)	4%	(3,718)	(3,370)	-10%
Net flows	395	4	NM	511	82	NM
Transfers between fixed and variable
accounts	(63)	23	NM	(71)	41	NM
Change in market value and reinvestment	1,503	904	66%	3,694	1,207	206%
Balance as of end-of-period	$62,568	$55,430	13%	$62,568	$55,430	13%

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Variable Account Value Information
Variable annuity deposits (1)	$460	$364	26%	$918	$717	28%
Increases (decreases) in variable annuity
account values:
Net flows (1)	(93)	(183)	49%	(659)	(295)	NM
Change in market value (1)	439	276	59%	1,170	329	256%
Transfers from the variable portion
of variable annuity products
to the fixed portion of
variable annuity products	(41)	(79)	48%	(92)	(169)	46%
Variable annuity account values (1)	14,930	13,959	7%	14,930	13,959	7%
Average daily variable annuity account
values (1)	14,797	13,923	6%	14,638	13,655	7%
Average daily S&P 500	2,396	2,074	16%	2,360	2,013	17%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$195	$189	3%	$389	$381	2%
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	8	2	300%	12	4	200%
Surplus investments (2)	21	18	17%	40	32	25%
Total net investment income	$224	$209	7%	$441	$417	6%

Interest Credited	$134	$127	6%	$265	$251	6%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2017	2016	Change	2017	2016	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.30%	4.52%	(22)	4.33%	4.55%	(22)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.17%	0.06%	11	0.13%	0.05%	8
Net investment income yield on reserves	4.47%	4.58%	(11)	4.46%	4.60%	(14)
Interest rate credited to contract holders	2.91%	3.01%	(10)	2.92%	3.00%	(8)
Interest rate spread	1.56%	1.57%	(1)	1.54%	1.60%	(6)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Fixed Account Value Information
Fixed annuity deposits (1)	$557	$448	24%	$1,267	$869	46%
Increases (decreases) in fixed annuity
account values:
Net flows (1)	129	(35)	NM	301	(187)	261%
Transfers to the fixed portion of
variable annuity products from
the variable portion of variable
annuity products	41	79	-48%	92	169	-46%
Reinvested interest credited (1)	133	126	6%	269	250	8%
Fixed annuity account values (1)	18,413	16,996	8%	18,413	16,996	8%
Average fixed account values (1)	18,302	16,865	9%	18,143	16,717	9%
Average invested assets on reserves	18,137	16,754	8%	17,995	16,714	8%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Commissions and Other Expenses
Commissions:
Deferrable	$2	$3	-33%	$6	$7	-14%
Non-deferrable	17	16	6%	32	32	0%
General and administrative expenses	85	80	6%	162	155	5%
Taxes, licenses and fees	4	4	0%	10	10	0%
Total expenses incurred	108	103	5%	210	204	3%
DAC deferrals	(8)	(6)	-33%	(15)	(13)	-15%
Total expenses recognized before
amortization	100	97	3%	195	191	2%
DAC and VOBA amortization,
net of interest:
Amortization, net of interest,
excluding unlocking	6	6	0%	12	12	0%
Unlocking	-	(1)	100%	-	(1)	100%
Total commissions and other
expenses	$106	$102	4%	$207	$202	2%

DAC Deferrals
As a percentage of annuity sales/deposits	0.8%	0.7%		0.7%	0.8%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Operating Revenues
Insurance premiums (1)	$199	$177	12%	$384	$350	10%
Fee income	778	721	8%	1,538	1,408	9%
Net investment income	672	633	6%	1,329	1,244	7%
Operating realized gain (loss) (2)	(3)	-	NM	(7)	(1)	NM
Other revenues	9	7	29%	16	15	7%
Total operating revenues	1,655	1,538	8%	3,260	3,016	8%
Operating Expenses
Interest credited	349	349	0%	698	697	0%
Benefits	807	708	14%	1,604	1,448	11%
Commissions and other expenses	305	306	0%	577	593	-3%
Total operating expenses	1,461	1,363	7%	2,879	2,738	5%
Income (loss) from operations before taxes	194	175	11%	381	278	37%
Federal income tax expense (benefit)	61	55	11%	118	83	42%
Income (loss) from operations	$133	$120	11%	$263	$195	35%

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three and Six Months Ended June 30, 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due primarily to growth in business in force.
•	Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments and higher prepayment and bond make-whole premiums.

The increase in income from operations was partially offset by higher benefits due to growth in business in force

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

Additional Information

Mortality was in line with our expectations during the second quarter of 2017, as better than expected frequency (i.e., claim count) was offset by slightly higher severity (i.e., claim size).

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2017 Form 10-Q and below.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force.  Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Fee Income
Cost of insurance assessments	$493	$445	11%	$983	$881	12%
Expense assessments	371	315	18%	712	609	17%
Surrender charges	14	14	0%	28	22	27%
DFEL:
Deferrals	(187)	(139)	-35%	(345)	(267)	-29%
Amortization, net of interest	87	86	1%	160	163	-2%
Total fee income	$778	$721	8%	$1,538	$1,408	9%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Sales by Product
UL	$14	$24	-42%	$31	$43	-28%
MoneyGuard®	80	51	57%	139	94	48%
IUL	16	18	-11%	34	36	-6%
VUL	50	41	22%	86	70	23%
Term	28	30	-7%	55	54	2%
Total individual life sales	188	164	15%	345	297	16%
Executive Benefits	9	9	0%	33	16	106%
Total sales	$197	$173	14%	$378	$313	21%

Net Flows
Deposits	$1,543	$1,391	11%	$2,959	$2,630	13%
Withdrawals and deaths	(442)	(413)	-7%	(934)	(822)	-14%
Net flows	$1,101	$978	13%	$2,025	$1,808	12%

Contract Holder Assessments	$1,160	$1,041	11%	$2,281	$2,045	12%

	As of June 30,
	2017	2016	Change
Account Values
General account	$35,720	$35,015	2%
Separate account	11,460	9,387	22%
Total account values	$47,180	$44,402	6%

In-Force Face Amount
UL and other	$337,971	$333,006	1%
Term insurance	366,628	342,366	7%
Total in-force face amount	$704,599	$675,372	4%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$581	$578	1%	$1,162	$1,159	0%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	14	6	133%	20	13	54%
Alternative investments (2)	33	11	200%	62	2	NM
Surplus investments (3)	44	38	16%	85	70	21%
Total net investment income	$672	$633	6%	$1,329	$1,244	7%

Interest Credited	$349	$349	0%	$698	$697	0%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2017	2016	Change	2017	2016	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.05%	5.22%	(17)	5.08%	5.25%	(17)
Commercial mortgage loan prepayment
and bond make-whole premiums	0.12%	0.06%	6	0.09%	0.06%	3
Alternative investments	0.32%	0.11%	21	0.30%	0.01%	29
Net investment income yield on reserves	5.49%	5.39%	10	5.47%	5.32%	15
Interest rate credited to contract holders	3.82%	3.92%	(10)	3.83%	3.92%	(9)
Interest rate spread	1.67%	1.47%	20	1.64%	1.40%	24

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$41,797	$40,195	4%	$41,544	$40,085	4%
General account values	36,105	35,442	2%	36,056	35,388	2%

Attributable to traditional products:
Invested assets on reserves	4,384	4,219	4%	4,359	4,180	4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Benefits
Death claims direct and assumed	$1,254	$1,049	20%	$2,421	$2,140	13%
Death claims ceded	(608)	(438)	-39%	(1,084)	(888)	-22%
Reserves released on death	(154)	(171)	10%	(339)	(318)	-7%
Net death benefits	492	440	12%	998	934	7%
Change in secondary guarantee life
insurance product reserves	168	150	12%	335	291	15%
Change in MoneyGuard® reserves	76	51	49%	145	99	46%
Other benefits (1)	71	67	6%	126	124	2%
Total benefits	$807	$708	14%	$1,604	$1,448	11%

Death claims per $1,000 of in-force	2.81	2.62	7%	2.86	2.80	2%

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Commissions and Other Expenses
Commissions	$190	$174	9%	$365	$321	14%
General and administrative expenses	146	130	12%	283	255	11%
Expenses associated with reserve financing	23	21	10%	46	41	12%
Taxes, licenses and fees	39	41	-5%	78	80	-3%
Total expenses incurred	398	366	9%	772	697	11%
DAC and VOBA deferrals	(219)	(198)	-11%	(418)	(363)	-15%
Total expenses recognized before
amortization	179	168	7%	354	334	6%
DAC and VOBA amortization,
net of interest	125	137	-9%	221	257	-14%
Other intangible amortization	1	1	0%	2	2	0%
Total commissions and
other expenses	$305	$306	0%	$577	$593	-3%

DAC and VOBA Deferrals
As a percentage of sales	111.2%	114.5%		110.6%	116.0%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2017, to the corresponding periods in 2016, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Operating Revenues
Insurance premiums	$494	$478	3%	$988	$967	2%
Net investment income	43	43	0%	87	86	1%
Other revenues	4	4	0%	7	6	17%
Total operating revenues	541	525	3%	1,082	1,059	2%
Operating Expenses
Interest credited	-	1	-100%	1	1	0%
Benefits	326	345	-6%	676	685	-1%
Commissions and other expenses	162	156	4%	341	342	0%
Total operating expenses	488	502	-3%	1,018	1,028	-1%
Income (loss) from operations before taxes	53	23	130%	64	31	106%
Federal income tax expense (benefit)	18	8	125%	22	11	100%
Income (loss) from operations	$35	$15	133%	$42	$20	110%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Income (Loss) from Operations by
Product Line
Life	$15	$8	88%	$12	$5	140%
Disability	20	7	186%	30	15	100%
Dental	-	-	NM	-	(1)	100%
Total non-medical	35	15	133%	42	19	121%
Medical	-	-	NM	-	1	-100%
Income (loss) from operations	$35	$15	133%	$42	$20	110%

Comparison of the Three and Six Months Ended June 30, 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher insurance premiums due to more favorable persistency experience.
•	Lower benefits driven by favorable experience in all product lines.

When comparing the three months ended June 30, 2017 to 2016, the increase in income from operations was partially offset by higher commissions and other expenses due to higher incentive compensation as a result of production performance.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Additional Information

For the three and six months ended June 30, 2017, our total loss ratio decreased from the prior periods due primarily to lower incidence and new claims severity in our disability business and favorable mortality and life waiver experience.  For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2016 Form 10-K.

During the first quarter of 2016, we had higher amortization of DAC driven by higher lapses and re-pricing actions on our underperforming employer-paid life and disability business.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2016 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements –

Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Insurance Premiums by Product Line
Life	$206	$201	2%	$412	$412	0%
Disability	226	220	3%	451	442	2%
Dental	62	57	9%	125	113	11%
Total insurance premiums	$494	$478	3%	$988	$967	2%

Sales by Product Line
Life	$28	$25	12%	$51	$52	-2%
Disability	32	30	7%	55	52	6%
Dental	28	16	75%	39	26	50%
Total sales	$88	$71	24%	$145	$130	12%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Benefits and Interest Credited by
Product Line
Life	$136	$141	-4%	$285	$291	-2%
Disability	147	165	-11%	303	314	-4%
Dental	43	40	8%	89	81	10%
Total benefits and interest credited	$326	$346	-6%	$677	$686	-1%

Loss Ratios by Product Line
Life	66.1%	70.4%		69.3%	70.8%
Disability	65.4%	74.8%		67.1%	71.0%
Dental	68.7%	70.4%		71.0%	71.9%
Total	66.1%	72.5%		68.5%	71.0%

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Commissions and Other Expenses
Commissions	$62	$61	2%	$125	$124	1%
General and administrative expenses	86	83	4%	169	161	5%
Taxes, licenses and fees	13	14	-7%	27	28	-4%
Total expenses incurred	161	158	2%	321	313	3%
DAC deferrals	(13)	(17)	24%	(27)	(31)	13%
Total expenses recognized before
amortization	148	141	5%	294	282	4%
DAC and VOBA amortization, net of
interest	14	15	-7%	47	60	-22%
Total commissions and
other expenses	$162	$156	4%	$341	$342	0%

DAC Deferrals
As a percentage of insurance premiums	2.6%	3.6%		2.7%	3.2%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized in relation to the revenues of the related contracts.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred.  The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.  Generally, we have higher amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.  When comparing DAC deferrals as a percentage of premiums for the three and six months ended June 30, 2017, to the corresponding periods in 2016, the decrease was primarily a result of changes in sales mix to products with lower DAC deferrals.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Operating Revenues
Insurance premiums (1)	$2	$4	-50%	$5	$9	-44%
Net investment income	60	56	7%	123	115	7%
Amortization of deferred gain on
business sold through reinsurance	4	18	-78%	21	35	-40%
Other revenues	1	1	0%	6	2	200%
Total operating revenues	67	79	-15%	155	161	-4%
Operating Expenses
Interest credited	18	19	-5%	36	39	-8%
Benefits	27	32	-16%	54	59	-8%
Other expenses	8	6	33%	18	(1)	NM
Interest and debt expense	63	68	-7%	127	136	-7%
Strategic digitization expense	14	-	NM	23	-	NM
Total operating expenses	130	125	4%	258	233	11%
Income (loss) from operations before taxes	(63)	(46)	-37%	(103)	(72)	-43%
Federal income tax expense (benefit)	(26)	(18)	-44%	(52)	(33)	-58%
Income (loss) from operations	$(37)	$(28)	-32%	$(51)	$(39)	-31%

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended June 30, 2017 to 2016

Loss from operations for Other Operations increased due primarily to the following:

•	Strategic digitization expense incurred during 2017 as part of our strategic digitization initiative.
•	Lower amortization of deferred gain on business sold through reinsurance as the gain was substantially amortized during the first quarter of 2017.

The increase in loss from operations was partially offset by the following:

•

Higher net investment income, net of interest credited, related to higher average invested assets driven by distributable earnings received from our segments, partially offset by repurchases of common stock.

•	Lower interest and debt expense driven by a decline in both average balances of outstanding debt and rates.

Comparison of the Six Months Ended June 30, 2017 to 2016

Loss from operations for Other Operations increased due primarily to the following:

•	Strategic digitization expense incurred during 2017 as part of our strategic digitization initiative.
•

Higher other expenses driven by legal accrual releases in 2016 and the effect of changes in our stock price on our deferred compensation plans, as our stock price modestly increased during 2017 compared to significantly decreasing during 2016 (see “Other Expenses” below for more information).

•	Lower amortization of deferred gain on business sold through reinsurance as the gain was substantially amortized during the first quarter of 2017.

The increase in loss from operations was partially offset by the following:

•	More favorable federal income tax benefits due to excess tax benefits associated with stock option exercises in 2017.
•	Lower interest and debt expense driven by a decline in both average balances of outstanding debt and rates.
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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K  as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2017 Form 10-Q and below.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
General and administrative expenses:
Legal	$-	$(9)	100%	$-	$(9)	100%
Branding	12	11	9%	17	18	-6%
Other (1)	1	8	-88%	11	2	NM
Total general and administrative
expenses	13	10	30%	28	11	155%
Taxes, licenses and fees	(2)	(1)	-100%	(4)	(7)	43%
Inter-segment reimbursement associated
with reserve financing and LOC
expenses (2)	(3)	(3)	0%	(6)	(5)	-20%
Total other expenses	$8	$6	33%	$18	$(1)	NM

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

For the Three				For the Six
Months Ended				Months Ended
June 30,				June 30,
2017		2016	Change	2017	2016	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$42	$44	-5%	$83	$86	-3%
Total excluded realized gain (loss)	(52)	(89)	42%	(132)	(245)	46%
Total realized gain (loss), pre-tax	$(10)	$(45)	78%	$(49)	$(159)	69%

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(34)	$(57)	40%	$(85)	$(159)	47%
Benefit ratio unlocking	26	9	189%	71	4	NM
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(8)	$(48)	83%	$(14)	$(155)	91%

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(12)	$(42)	71%	$(20)	$(112)	82%
Gain (loss) on the mark-to-market on
certain instruments	(1)	(5)	80%	5	-	NM
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	17	(23)	174%	27	(117)	123%
GLB NPR component	(8)	24	NM	(18)	91	NM
Total variable annuity net derivatives results	9	1	NM	9	(26)	135%
Indexed annuity forward-starting option	(4)	(2)	-100%	(8)	(17)	53%
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(8)	$(48)	83%	$(14)	$(155)	91%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

Comparison of the Three Months Ended June 30, 2017 to 2016

We had lower realized losses due primarily to the following:

•	A decrease in realized losses related to certain investments originating from fewer asset sales of select corporate bond holdings within the energy and other commodity sectors.
•	A decrease in OTTI attributable to individual credit risks within our corporate bond portfolio.
•

Higher gains on variable annuity net derivatives results in 2017 attributable to favorable hedge program performance due to less volatile capital markets, partially offset by an unfavorable GLB non-performance risk (“NPR”) component due to narrowing of our credit spread and a decrease in our associated reserves.

Comparison of the Six Months Ended June 30, 2017 to 2016

We had lower realized losses due primarily to the following:

•

A decrease in realized losses related to certain investments originating from decreased OTTI and fewer asset sales attributable to improvements of select corporate bond holdings within the energy and other commodity sectors.

•	Legal expenses in 2016 related to certain investments.
•

Gains on variable annuity net derivatives results in 2017 attributable to favorable hedge program performance due to less volatile capital markets, partially offset by unfavorable GLB NPR component due to narrowing of our credit spread and a decrease in our associated reserves.

The above components of excluded realized gain (loss) are described net of benefit ratio unlocking, after-tax.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors”  in our first quarter Form 10-Q and below.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Variable annuity hedge program assets (liabilities)	$1,766	$1,717	$2,152	$3,679	$4,123

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$480	$424	$(103)	$(1,503)	$(2,078)
NPR	(97)	(82)	(64)	100	159
Embedded derivative reserves	383	342	(167)	(1,403)	(1,919)
Insurance benefit reserves	(649)	(648)	(679)	(626)	(634)
Total variable annuity reserves – asset (liability)	$(266)	$(306)	$(846)	$(2,029)	$(2,553)

10-year credit default swap (“CDS”) spread	1.30%	1.51%	1.51%	2.03%	2.12%
NPR factor related to 10-year CDS spread	0.18%	0.21%	0.21%	0.30%	0.32%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the approximate hypothetical effect to net income, pre-DAC (1), pre-tax (in millions) for changes in the NPR factor along all points on the spread curve as of June 30, 2017:

Hypothetical
Effect
NPR factor:
Down 18 basis points to zero	$(115)
Up 20 basis points	60

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Investments
AFS securities:
Fixed maturity	$93,014	$89,013	84.1%	83.4%
VIEs’ fixed maturity	-	200	0.0%	0.2%
Total fixed maturity	93,014	89,213	84.1%	83.6%
Equity	275	275	0.2%	0.3%
Trading securities	1,678	1,712	1.5%	1.6%
Mortgage loans on real estate	10,023	9,889	9.1%	9.3%
Real estate	23	24	0.0%	0.0%
Policy loans	2,416	2,451	2.2%	2.3%
Derivative investments	1,054	927	1.0%	0.9%
Alternative investments	1,334	1,269	1.2%	1.2%
Other investments	822	961	0.7%	0.8%
Total investments	$110,639	$106,721	100.0%	100.0%

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

	As of June 30, 2017
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$11,303	$959	$42	$12,220	13.1%
Basic industry	4,851	355	33	5,173	5.6%
Capital goods	6,244	527	25	6,746	7.3%
Communications	4,330	399	28	4,701	5.1%
Consumer cyclical	5,521	371	37	5,855	6.3%
Consumer non-cyclical	13,556	1,109	63	14,602	15.7%
Energy	7,098	476	165	7,409	8.0%
Technology	3,431	185	8	3,608	3.9%
Transportation	2,780	181	16	2,945	3.2%
Industrial other	907	41	12	936	1.0%
Utilities	12,425	1,264	41	13,648	14.7%
Government related entities	2,488	241	24	2,705	2.9%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,477	82	29	1,530	1.6%
Non-agency backed	992	36	(15)	1,043	1.1%
Mortgage pass through securities ("MPTS"):
Agency backed	943	42	6	979	1.1%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	23	1	-	24	0.0%
Non-agency backed	443	9	-	452	0.5%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	682	4	2	684	0.7%
Commercial real estate ("CRE") CDOs	15	-	(4)	19	0.0%
Credit card	92	21	1	112	0.1%
Equipment receivables	41	-	1	40	0.0%
Home equity	649	16	(11)	676	0.7%
Manufactured housing	25	1	-	26	0.0%
Other	189	8	1	196	0.2%
Municipals:
Taxable	4,002	837	12	4,827	5.2%
Tax-exempt	170	13	-	183	0.2%
Government:
United States	536	44	2	578	0.6%
Foreign	397	58	-	455	0.5%
Hybrid and redeemable preferred securities	584	85	27	642	0.7%
Total fixed maturity AFS securities	86,194	7,365	545	93,014	100.0%
Equity AFS Securities	262	19	6	275
Total AFS securities	86,456	7,384	551	93,289
Trading Securities (1)	1,471	212	5	1,678
Total AFS and trading securities	$87,927	$7,596	$556	$94,967

	As of December 31, 2016
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,769	$697	$108	$11,358	12.8%
Basic industry	4,665	243	79	4,829	5.4%
Capital goods	5,677	399	54	6,022	6.8%
Communications	4,374	331	59	4,646	5.2%
Consumer cyclical	5,459	296	75	5,680	6.4%
Consumer non-cyclical	12,939	816	175	13,580	15.2%
Energy	7,346	439	194	7,591	8.5%
Technology	3,350	129	31	3,448	3.9%
Transportation	2,921	143	41	3,023	3.4%
Industrial other	972	38	27	983	1.1%
Utilities	12,180	1,016	84	13,112	14.7%
Government related entities	2,623	207	38	2,792	3.1%
CMOs:
Agency backed	1,444	86	47	1,483	1.7%
Non-agency backed	1,070	15	11	1,074	1.2%
MPTS:
Agency backed	1,020	46	9	1,057	1.2%
CMBS:
Agency backed	23	1	-	24	0.0%
Non-agency backed	322	7	3	326	0.4%
ABS:
CLOs	727	1	3	725	0.8%
CRE CDOs	15	-	(4)	19	0.0%
Credit card	292	21	1	312	0.3%
Equipment receivables	42	-	1	41	0.0%
Home equity	679	11	(3)	693	0.8%
Manufactured housing	27	1	-	28	0.0%
Stranded utility costs	6	-	-	6	0.0%
Other	201	6	2	205	0.2%
Municipals:
Taxable	3,804	714	19	4,499	5.0%
Tax-exempt	125	4	1	128	0.1%
Government:
United States	384	37	2	419	0.5%
Foreign	449	58	1	506	0.6%
Hybrid and redeemable preferred securities	582	70	48	604	0.7%
Total fixed maturity AFS securities	84,487	5,832	1,106	89,213	100.0%
Equity AFS Securities	260	19	4	275
Total AFS securities	84,747	5,851	1,110	89,488
Trading Securities (1)	1,517	206	11	1,712
Total AFS and trading securities	$86,264	$6,057	$1,121	$91,200

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2017			As of December 31, 2016
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$46,261	$50,679	54.5%	$45,661	$49,061	55.0%
2	Baa	36,047	38,538	41.4%	34,643	36,134	40.5%
Total investment grade securities		82,308	89,217	95.9%	80,304	85,195	95.5%

Below Investment Grade Securities
3	Ba	2,690	2,709	2.9%	2,881	2,849	3.2%
4	B	943	868	0.9%	940	845	1.0%
5	Caa and lower	195	173	0.2%	257	223	0.2%
6	In or near default	58	47	0.1%	105	101	0.1%
Total below investment grade securities		3,886	3,797	4.1%	4,183	4,018	4.5%
Total fixed maturity AFS securities		$86,194	$93,014	100.0%	$84,487	$89,213	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.5%	4.1%		5.0%	4.5%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.  The average credit quality was A- as of June 30, 2017.

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

As of June 30, 2017, and December 31, 2016, 88.4% and 90.8%, respectively, of the total publicly traded and private securities in an unrealized loss position were investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of June 30, 2017, decreased by $548 million since December 31, 2016.  As more fully described in Note 1 in our 2016 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of June 30, 2017, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

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

As reported on our Consolidated Balance Sheets, we had $112.6 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $96.7 billion as of June 30, 2017.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $80.2 billion as of June 30, 2017, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2016  Form 10-K and Note 4 herein for additional discussion.

As of June 30, 2017, and December 31, 2016, the estimated fair value for all private placement securities was $14.4 billion and $14.1 billion,  respectively, representing 13% of total invested assets.

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

Our ABS home equity and RMBS had a market value of $4.3 billion and an unrealized gain of $170 million as of June 30, 2017.

The market value of AFS securities and trading securities backed by subprime loans was $546 million and represented approximately 1% of our total investment portfolio as of June 30, 2017.  AFS securities represented $541 million, or 99%, and trading securities represented $5 million, or 1%, of the subprime exposure as of June 30, 2017.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2017:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,509	$2,420	$352	$334	$309	$293	$382	$365	$3,552	$3,412
ABS home equity	2	2	57	58	149	144	468	445	676	649
Total by type (2)(3)	$2,511	$2,422	$409	$392	$458	$437	$850	$810	$4,228	$4,061

Rating
AAA	$2,489	$2,400	$8	$8	$-	$-	$25	$25	$2,522	$2,433
AA	16	16	-	-	1	1	4	4	21	21
A	5	5	-	-	13	11	74	72	92	88
BBB	-	-	23	23	33	31	29	29	85	83
BB and below	1	1	378	361	411	394	718	680	1,508	1,436
Total by rating (2)(3)(4)	$2,511	$2,422	$409	$392	$458	$437	$850	$810	$4,228	$4,061

Origination Year
2007 and prior	$655	$588	$409	$392	$457	$436	$830	$790	$2,351	$2,206
2008	33	30	-	-	-	-	-	-	33	30
2009	254	235	-	-	-	-	1	1	255	236
2010	292	273	-	-	-	-	-	-	292	273
2011	139	133	-	-	-	-	-	-	139	133
2012	58	59	-	-	-	-	-	-	58	59
2013	280	281	-	-	-	-	-	-	280	281
2014	68	66	-	-	-	-	-	-	68	66
2015	147	147	-	-	-	-	-	-	147	147
2016	509	535	-	-	1	1	-	-	510	536
2017	76	75	-	-	-	-	19	19	95	94
Total by origination
year (2)(3)	$2,511	$2,422	$409	$392	$458	$437	$850	$810	$4,228	$4,061

Total AFS RMBS as a percentage of total AFS Securities									4.5%	4.7%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									1.8%	1.9%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $309 million and $294 million, respectively.
(2)

Does not include the fair value of trading securities totaling $120 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $120 million in trading securities consisted of $113 million prime, $2 million Alt-A and $5 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $114 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $114 million in trading securities consisted of $107 million prime, $2 million Alt-A and $5 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2017:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$461	$454	$15	$12	$-	$-	$476	$466
CRE CDOs	-	-	-	-	19	15	19	15
Total by type (1)(2)	$461	$454	$15	$12	$19	$15	$495	$481

Rating
AAA	$384	$382	$-	$-	$-	$-	$384	$382
AA	-	-	7	6	-	-	7	6
A	49	46	8	6	4	4	61	56
BBB	9	9	-	-	-	-	9	9
BB and below	19	17	-	-	15	11	34	28
Total by rating (1)(2)(3)	$461	$454	$15	$12	$19	$15	$495	$481

Origination Year
2007 and prior	$44	$40	$15	$12	$19	$15	$78	$67
2010	49	46	-	-	-	-	49	46
2012	5	5	-	-	-	-	5	5
2013	116	115	-	-	-	-	116	115
2016	85	87	-	-	-	-	85	87
2017	162	161	-	-	-	-	162	161
Total by origination year (1)(2)	$461	$454	$15	$12	$19	$15	$495	$481

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.5%	0.6%

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

As of June 30, 2017, the fair value and amortized cost of our AFS exposure to Monoline insurers was $482 million and $443 million, respectively.

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of June 30, 2017, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Oil field services	$365	2.8%	$458	3.3%	$93	15.0%
Independent	747	5.7%	799	5.8%	52	8.4%
Banking	784	6.0%	829	6.0%	45	7.3%
Electric	941	7.2%	971	7.1%	30	4.9%
ABS	559	4.3%	582	4.2%	23	3.7%
MBS	280	2.1%	300	2.2%	20	3.2%
Chemicals	465	3.5%	485	3.5%	20	3.2%
Food and beverage	554	4.2%	573	4.2%	19	3.1%
Integrated	117	0.9%	136	1.0%	19	3.1%
Pharmaceuticals	577	4.4%	594	4.3%	17	2.8%
CMOs	499	3.8%	516	3.8%	17	2.8%
Property and casualty	145	1.1%	161	1.2%	16	2.6%
Retail	290	2.2%	305	2.2%	15	2.4%
Industries with unrealized losses
less than $15 million	6,805	51.8%	7,037	51.2%	232	37.5%
Total by industry	$13,128	100.0%	$13,746	100.0%	$618	100.0%

Total by industry as a percentage
of total AFS securities	14.1%		15.9%		100.0%

As of June 30, 2017, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $162 million and $196 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2017		As of December 31, 2016
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$10,021	100.0%	$9,887	100.0%
Delinquent and/or in foreclosure (1)	2	0.0%	2	0.0%
Total mortgage loans on real estate	$10,023	100.0%	$9,889	100.0%

(1)	As of June 30, 2017, and December 31, 2016, there were one and three mortgage loans on real estate that were delinquent and in foreclosure, respectively.

As of June 30, 2017, and December 31, 2016, there were two and three impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2017, and December 31, 2016, was $2 million.  See Note 1 in our 2016 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	June 30,	December 31,
	2017	2016
By Segment
Annuities	$2,844	$2,699
Retirement Plan Services	2,863	2,663
Life Insurance	3,648	3,837
Group Protection	319	310
Other Operations	349	380
Total mortgage loans on real estate	$10,023	$9,889

	As of June 30, 2017			As of June 30, 2017
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$3,454	34.5%	CA	$2,044	20.4%
Office building	2,257	22.5%	TX	1,111	11.1%
Retail	1,837	18.3%	MD	570	5.7%
Industrial	1,744	17.4%	NY	460	4.6%
Mixed use	350	3.5%	OH	455	4.5%
Other commercial	343	3.4%	GA	450	4.5%
Hotel/motel	38	0.4%	FL	442	4.4%
Total	$10,023	100.0%	VA	394	3.9%
Geographic Region			PA	392	3.9%
Pacific	$2,660	26.5%	TN	377	3.8%
South Atlantic	2,431	24.3%	NC	365	3.6%
West South Central	1,207	12.1%	WA	346	3.5%
East North Central	1,156	11.5%	WI	304	3.0%
Middle Atlantic	883	8.8%	AZ	262	2.6%
Mountain	635	6.3%	OR	240	2.4%
East South Central	468	4.7%	MN	206	2.1%
West North Central	404	4.0%	Other states under 2%	1,605	16.0%
New England	179	1.8%	Total	$10,023	100.0%
Total	$10,023	100.0%

	As of June 30, 2017			As of June 30, 2017
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2012 and prior	$3,246	32.4%	2017	$183	1.8%
2013	923	9.2%	2018	565	5.7%
2014	1,231	12.3%	2019	225	2.2%
2015	1,882	18.8%	2020	151	1.5%
2016	2,045	20.3%	2021	669	6.7%
2017	698	7.0%	2022 and thereafter	8,232	82.1%
Total	$10,025	100.0%	Total	$10,025	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Annuities	$8	$3	167%	$14	$1	NM
Retirement Plan Services	4	1	300%	7	-	NM
Life Insurance	40	13	208%	75	3	NM
Group Protection	2	1	100%	5	-	NM
Other Operations	1	-	NM	3	-	NM
Total (1)	$55	$18	206%	$104	$4	NM

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2017, and December 31, 2016, alternative investments included investments in 206 and 202 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of June 30, 2017, and December 31, 2016, was $9 million and $7 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Fixed maturity AFS securities	$1,045	$1,035	1%	$2,083	$2,084	0%
Equity AFS securities	2	4	-50%	5	6	-17%
Trading securities	23	25	-8%	47	51	-8%
Mortgage loans on real estate	109	105	4%	219	197	11%
Real estate	1	-	NM	1	1	0%
Policy loans	34	35	-3%	67	70	-4%
Invested cash	3	3	0%	4	6	-33%
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	37	13	185%	54	25	116%
Alternative investments (2)	55	18	206%	104	4	NM
Consent fees	1	1	0%	2	4	-50%
Other investments	-	1	-100%	-	-	NM
Investment income	1,310	1,240	6%	2,586	2,448	6%
Investment expense	(48)	(41)	-17%	(87)	(77)	-13%
Net investment income	$1,262	$1,199	5%	$2,499	$2,371	5%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2017	2016	Change	2017	2016	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment
expenses	4.57%	4.72%	(15)	4.59%	4.74%	(15)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.14%	0.05%	9	0.10%	0.05%	5
Alternative investments	0.21%	0.07%	14	0.20%	0.01%	19
Net investment income yield on invested
assets	4.92%	4.84%	8	4.89%	4.80%	9

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Average invested assets at amortized cost	$102,556	$99,177	3%	$102,132	$98,718	3%

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Fixed maturity AFS securities: (1)
Gross gains	$3	$7	-57%	$11	$61	-82%
Gross losses	(13)	(65)	80%	(25)	(163)	85%
Equity AFS securities:
Gross gains	-	2	-100%	1	2	-50%
Gross losses	-	(1)	100%	-	(1)	100%
Gain (loss) on other investments	(2)	(3)	33%	(5)	(63)	92%
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(6)	(5)	-20%	(13)	(8)	-63%
Total realized gain (loss) related to
certain investments, pre-tax	$(18)	$(65)	72%	$(31)	$(172)	82%

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2017 and 2016, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(4)	$(26)	85%	$(5)	$(62)	92%
ABS	-	(1)	100%	(1)	(3)	67%
RMBS	-	(1)	100%	(1)	(3)	67%
State and municipal bonds	-	-	NM	(1)	-	NM
Total fixed maturity securities	(4)	(28)	86%	(8)	(68)	88%
Equity securities	-	(1)	100%	-	(1)	100%
Gross OTTI recognized in net income (loss)	(4)	(29)	86%	(8)	(69)	88%
Associated amortization of DAC,
VOBA, DSI and DFEL	-	1	-100%	-	5	-100%
Net OTTI recognized in net income
(loss), pre-tax	$(4)	$(28)	86%	$(8)	$(64)	88%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$10	-100%	$-	$36	-100%
Change in DAC, VOBA, DSI and DFEL	-	(2)	100%	-	(8)	100%
Net portion of OTTI recognized in OCI,
pre-tax	$-	$8	-100%	$-	$28	-100%

The $8 million of impairments taken during the first six months of 2017 were all credit-related impairments.  The decrease in write-downs for OTTI when comparing the first six months of 2017 to the corresponding period in 2016 was primarily attributable to the stabilization of certain corporate bond holdings within the energy and other commodity sectors that experienced deteriorating fundamentals in prior quarters.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $202 million and  $536 million for the six months ended June 30, 2017 and 2016, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Dividends from Subsidiaries

The Lincoln National Life Insurance
Company	$244	$325	-25%	$454	$525	-14%
First Penn-Pacific	20	-	NM	20	-	NM
Lincoln National Management Corporation	-	-	NM	65	-	NM
Total dividends from subsidiaries	$264	$325	-19%	$539	$525

Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	$29	$28	4%	$80	$58	38%

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted
stock, net	$4	$-	NM	$42	$(11)	NM

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below).  Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company.  Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.    For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Restrictions on Dividends from Subsidiaries” in our 2016 Form 10-K as updated by “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Restrictions on Dividends from Subsidiaries” in our first quarter of 2017 Form 10-Q.

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted the Lincoln Life & Annuity Company of New York (“LLANY”).  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves in 2013 at $90 million per year over five years, with the final increase in reserves occurring during the fourth quarter of 2017.  As of June 30, 2017, we had increased reserves by $360 million.  In April 2016, LLANY entered into a third-party reinsurance arrangement primarily covering UL policies containing secondary guarantees issued between 2002 through 2014 that mitigates the financial impact of the increase of these reserves.

As discussed in “Part I – Item 1. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of June 30, 2017, was approximately $3.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements.  Approximately $2.3 billion of such LOCs were issued to support reinsurance for UL products containing secondary guarantees ($350 million will expire in 2019,  $1 million will expire in 2021 and $1.9 billion will expire in 2031), and $1.0 billion of such LOCs that will expire in 2023 were issued to support reinsurance for term business.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  Additionally, our captive reinsurance and reinsurance subsidiaries have issued long-term notes of $1.9 billion as of June 30, 2017, to finance a portion of the excess reserves.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2016 Form 10-K.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

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

Details underlying debt and financing activities (in millions) for the six months ended June 30, 2017, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$-	$-	$-	$-	$450	$450

Long-Term Debt
Senior notes	$3,888	$-	$-	$6	$(200)	$3,694
Bank borrowing	250	-	-	-	(250)	-
Capital securities (3)	1,207	-	-	-	-	1,207
Total long-term debt	$5,345	$-	$-	$6	$(450)	$4,901

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums and amortization of debt issuance costs, as applicable.

(2)	As of June 30, 2017, consisted of a $200 million 7% fixed-rate senior note maturing on March 15, 2018, and a $250 million floating-rate senior note maturing on June 6, 2018.
(3)	To hedge the variability in rates, we have purchased forward starting swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

As of June 30, 2017, the holding company had available liquidity of $523 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

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

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of June 30, 2017.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2016 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2016 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2016 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of June 30, 2017, the holding company had a net outstanding receivable (payable) of ($15) million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  Based on regulatory limitations, LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of June 30, 2017.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of June 30, 2017, our insurance subsidiaries had investments with a carrying value of $3.9 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Common dividends to stockholders	$65	$60	8%	$131	$121	8%
Repurchase of common stock	200	275	-27%	400	475	-16%
Total cash returned to stockholders	$265	$335	-21%	$531	$596	-11%

Number of shares repurchased	3.030	6.243	-51%	5.894	11.759	-50%
Average price per share	$68.00	$44.07	54%	$68.90	$40.41	71%

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Debt service (interest paid)	$64	$74	-14%	$126	$139	-9%
Capital contribution to subsidiaries	-	-	NM	60	-	NM
Total	$64	$74	-14%	$186	$139	34%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2017 Form 10-Q and below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2016 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2017 Form 10-Q and below.

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

The following provides detail on the percentage differences between the June 30, 2017, interest rates being credited to contract holders based on the second quarter of 2017 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,415	$12,608	$32,941	$53,964	72.1%
Up to 0.50%	1,919	857	434	3,210	4.3%
0.51% to 1.00%	3,507	888	126	4,521	6.0%
1.01% to 1.50%	1,584	175	-	1,759	2.3%
1.51% to 2.00%	217	-	101	318	0.4%
2.01% to 2.50%	152	-	-	152	0.2%
2.51% to 3.00%	5	-	-	5	0.0%
3.01% or greater	-	-	-	-	0.0%
Occurring after the next twelve months (4)	4,610	-	-	4,610	6.2%
Total discretionary rate setting products	20,409	14,528	33,602	68,539	91.5%
Other contracts (5)	2,484	3,885	-	6,369	8.5%
Total account values	$22,893	$18,413	$33,602	$74,908	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	41.2%	86.8%	98.0%	78.7%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were  38 basis points,  8 basis points and 1 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 8, 2016, the Department of Labor (“DOL”) released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities that are considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  The DOL Fiduciary Rule provided for a phased implementation of the provisions of this new regulation, with the first part effective on June 9, 2017, and full implementation on January 1, 2018.  Under the DOL Fiduciary Rule, the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis will be limited more than what is allowed under the current law.  As a result, changes to the methods that we use to (i) deliver products and services, and (ii) pay and receive compensation for our investment-related products and services have occurred, which may impact future sales or margins.  In addition, to the extent that advisors with our affiliated retail broker-dealers (Lincoln Financial Network) provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could expose those broker-dealers and their advisors to additional risk of legal liability in connection with that advice, which ultimately impacts us.

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

On April 7, 2017, the DOL issued a final rule delaying the applicability date of the DOL Fiduciary Rule and related exemptions from April 10, 2017, to June 9, 2017.  This rule also changed some requirements of the rule initially released in April 2016, including (i) advisers relying on the Best Interest Contract Exemption will need to adhere to the Impartial Conduct Standards during the transition period of June 9, 2017, through January 1, 2018, but will not need to send certain disclosures to retirement investors during that time period and (ii) advisers will be permitted to rely on the current exemption (Prohibited Transaction Exemption 84-24) until January 1, 2018, for the sale of all annuities and insurance, provided they adhere to that exemption’s Impartial Conduct Standards as of June 9, 2017.  On June 29, 2017, the DOL issued another request for information seeking commentary on whether the January 1, 2018, implementation requirements should be delayed or whether there should be further changes to the final rule and related exemptions.  This request was officially published in the Federal Register on July 6, 2017.  As a result of this action, which is in response to the President's February 2, 2017, directive to the DOL to further study of the effects of the fiduciary rule on the retail retirement market, there may be additional changes to the DOL Fiduciary Rule and/or further delays to the dates.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the Company during the quarter ended June 30, 2017 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
4/1/17 – 4/30/17	853,467	$65.02	853,467	$759

5/1/17 – 5/31/17	1,645,839	66.56	1,645,839	649

6/1/17 – 6/30/17	530,782	65.99	530,782	614

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended June 30, 2017, there were 3,030,088 shares purchased as part of publicly announced plans or programs.

(2)

On January 24, 2017, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of June 30, 2017, our remaining security repurchase authorization was $614 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

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
Christine A. Janofsky Senior Vice President and Chief Accounting Officer
Dated: August 3, 2017

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2017

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s form 8-K (File No. 1-6028) filed with the SEC on July 8, 2013.
3.2	Articles of Amendment of the Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s form 8-K (File No. 1-6028) filed with the SEC on June 1, 2017.
3.3	Amended and Restated Bylaws of LNC are filed herewith.
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1