Form 10-K
period 2017-12-31
LINCOLN NATIONAL CORP
filed 2018-02-22
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer   ☒    Accelerated filer  ☐Non-accelerated filer  (Do not check if a smaller reporting company)  ☐   Smaller reporting company  ☐   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $13.3 billion.    Shares of common stock held by each executive officer and director and each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2018, 218,257,548 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 25, 2018, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1.    Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania.  “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.  As of December 31, 2017, LNC had consolidated assets of $281.8 billion and consolidated stockholders’ equity of $17.3 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third-party administrators (“TPAs”) and other intermediaries.  Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2017, LFD had approximately 525 internal and external wholesalers (including sales and relationship managers).  As of December 31, 2017, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 8,925 active producers who placed business with us within the last 12 months.

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

For further information about acquisitions and divestitures, see Notes  3 and 24.

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

Annuities have several features that are attractive to customers.  Annuities are unique in that contract holders can select a variety of payout alternatives to provide an income flow for life.  Many annuity contracts also include guarantee features (living and death benefits) that are not found in any other investment vehicle and, we believe, make annuities attractive especially in times of economic uncertainty.  In addition, growth on the underlying principal in certain annuities is granted tax-deferred treatment, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement.

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

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies, inside the funds themselves.  These funds seek to reduce equity market volatility risk for both the contract holder and us.  As of December 31, 2017 and 2016, the Managed Risk Strategies funds totaled $39.2 billion and $34.9 billion, or 33% of total variable annuity account values, respectively.

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

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits.  In 2017, 35% of our variable annuity deposits were on products without guaranteed living benefit (“GLB”) riders, compared to 30% and 28% in 2016 and 2015, respectively.

The GDB features offered in 2017 included those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary.

In 2017, we offered product riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and Lincoln Market SelectSM Advantage riders, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of up to 5.85%  for Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and 5% for Lincoln Market SelectSM Advantage of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime Income Advantage 2.0 (Managed Risk) and Lincoln Market Select Advantage riders provide higher income if the contract holder delays withdrawals.  Lincoln Lifetime Income Advantage 2.0 (Managed Risks) includes both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value.  Lincoln Market Select Advantage provides a guaranteed lifetime income based off an income base that grows annually at the greater of 5% compounded or account value growth.  Contract holders under Lincoln Lifetime Income Advantage 2.0 (Managed Risk) are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.  Contract holders under Lincoln Market Select Advantage are subject to restrictions on the allocation of their account value within the various investment choices.  We also offered Lincoln Max 6 Select℠ Advantage as an optional living benefit rider that provides investors an income base that grows annually at either the greater of 6% simple or account value growth with 6% income at age 65 and 3% guaranteed income if the account value falls to zero.  Contract holders under Lincoln Max 6 Select℠ Advantage are subject to restrictions on the allocation of their account value within the various investment choices.

We also offered the i4LIFE® Advantage, i4LIFE® Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE® Advantage Guaranteed Income Benefit riders.  These riders, which are covered by U.S. patents, allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract.  This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.  In general, GIB is an optional feature available with i4LIFE Advantage and a non-optional feature on i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE Advantage Select Guaranteed Income Benefit that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals).  Contract holders under i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.  Contract holders under i4LIFE Advantage Guaranteed Income Benefit are subject to restrictions on the allocation of their account value within the various investment choices.

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

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product is significant to this segment.  The ALVA product accounted for 14%, 21% and 18% of our variable annuity product deposits in 2017, 2016 and 2015, respectively, and represented 40%, 41% and 42% of the segment’s total variable annuity product account values as of December 31, 2017, 2016 and 2015, respectively.  In addition, fund choices for certain of our other variable annuity products offered include American Fund Insurance SeriesSM (“AFIS”) funds.  AFIS funds accounted for 20%, 23% and 20% of variable annuity product deposits in 2017, 2016 and 2015, respectively, and represented 47%, 47% and 48% of the segment’s total variable annuity product account values as of December 31, 2017, 2016 and 2015, respectively.

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value.  Our fixed annuity product offerings as of December 31, 2017, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime incomes.  Fixed annuity contracts are general account obligations.  We bear the investment risk for fixed annuity contracts.  To protect from premature withdrawals, we impose surrender charges.  Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.

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

RETIREMENT PLAN SERVICES

Overview

The Retirement Plan Services segment provides employers with retirement plan products and services, primarily in the defined contribution retirement plan marketplace.  Defined contribution plans are a popular employee benefit offered by employers large and small across a wide spectrum of industries.  While our focus is employer-sponsored defined contribution plans, we also serve the defined benefit plan and individual retirement account (“IRA”) markets on a limited basis.  We provide a variety of plan investment vehicles, including individual and group variable annuities, group fixed annuities and mutual fund-based programs.  We also offer a broad array of plan services including plan recordkeeping, compliance testing, participant education and trust and custodial services through our affiliated trust company, the Lincoln Financial Group Trust Company.

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market:  LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program and Multi-Fund® variable annuity.

LINCOLN DIRECTOR group variable annuity is a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $10 million in account values.  The LINCOLN DIRECTOR product offers participants a broad array of investment options from several fund families and a fixed account.  In 2017, several enhancements were introduced to the DIRECTOR product offering including more fund choices, enhanced services and additional pricing options. The Retirement Plan Services segment earns revenue through asset charges and/or separate account charges, which are used to pay our fees for recordkeeping services.  We also receive fees from the underlying mutual fund companies for the services we provide, and we earn investment margins on assets in the fixed account.

LINCOLN DIRECTOR and Multi-Fund products are variable annuities.  The LINCOLN ALLIANCE program is a  mutual fund-based record-keeping platform.  These offerings primarily cover the 403(b), 401(k) and 457 plan marketplace.  The 403(b) plans are available to educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities; 401(k) plans are generally available to for-profit entities; and 457 plans are available to not-for-profit entities and state and local government entities.  The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed-income.

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid and large market employers, typically those that have defined contribution plans with $10 million or more in account value.  The target market is primarily healthcare providers, public sector employers, corporations and educational institutions.  The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services.  The program allows the use of any mutual fund.  We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants.  We also earn investment margins on fixed annuities.

Multi-Fund variable annuity is a defined contribution retirement plan solution with full-bundled administrative services and investment choices for small- to mid-sized healthcare, education, governmental and not-for-profit employers sponsoring 403(b), 457(b) and 401(a)/(k) plans.  The product is available to the employer through the Multi-Fund group variable annuity contract or directly to the individual participant through the Multi-Fund Select variable annuity contract.  We earn mortality and expense charges, investment income on the fixed account and surrender charges from this product.  We also receive fees for services that we provide to funds in the underlying separate accounts.

Additionally, we offer other products and services that complement our primary offerings:

•

The Lincoln Next Step® series of products is a suite of mutual fund-based IRAs available exclusively for participants in Lincoln-serviced retirement plans and their spouses.  The products can accept rollovers and transfers from other providers as well as ongoing contributions.  The Lincoln Next Step® IRA product has no annual account charges and offers an array of mutual fund investment options provided by 20 fund families all offered at net asset value.  The Lincoln Next Step Select® IRA has an annual record keeping charge and offers an even wider array of mutual fund investment options from over 20 families, all at net asset value. We earn 12b-1 and service fees on the mutual funds within the product.
•

The Lincoln Secured Retirement IncomeSM product is a GWB made available through a group variable annuity contract.  This product is intended to fulfill future needs of retirement security.  By offering a GWB inside a retirement plan, we provide plan sponsors a solution that gives participants the ability to participate in the market and receive guaranteed income for life while still maintaining access to their plan account balance.

•

Through a group annuity contract, we offer fixed annuity products to retirement plans where we do not provide plan recordkeeping services.  The fixed annuity is used within small, mid-large and large market employers covering the 403(b), 401(a)/(k) and 457 plan marketplaces.  The annuity provides a conservative investment option for those plan participants seeking stability.  In some cases, we earn investment margins on assets in the fixed account, and in other product versions we earn a fee on assets in the underlying custodial account.

Distribution

Retirement Plan Services products are primarily distributed in two ways:    through our Institutional Retirement Distribution team and by LFD.  Wholesalers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  We remain focused on wholesaler productivity, increasing relationship management expertise and growing the number of broker-dealer relationships.

The Multi-Fund® program is sold primarily by affiliated advisors.  The LINCOLN ALLIANCE® program is sold primarily through consultants, registered independent advisors and both affiliated and non-affiliated financial advisors, planners and wirehouses.  LINCOLN DIRECTORSM group variable annuity is sold in the small marketplace by intermediaries, including financial advisors, TPAs and planners.

Competition

The retirement plan marketplace is very competitive and is comprised of many providers with no one company dominating the market for all products.  As stated above, we compete with numerous other financial services corporations in the small, mid and large employer markets.  The main factors upon which entities in this market compete are product strength, technology, service model delivery, participant education models, quality wholesale distribution access to intermediary firms and comprehensive marketing efforts to create brand recognition.  Our key differentiator is our high-touch, high-tech service model, which is proven to drive positive outcomes for plan sponsors and participants.

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

A UL policy with a lifetime secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.  These products include Lincoln LifeGuarantee® UL and Lincoln LifeGuarantee® SUL.    The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different expense charges, cost of insurance charges and credited interest rates.  The parameters for the secondary guarantee requirement are listed in the contract.  As long as the contract holder pays the minimum premium or funds the policy to a level that keeps this calculated reference value positive, the policy is guaranteed to stay in force.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.

Our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals.  Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited.  The length of the guarantee may be increased at any time through additional excess premium deposits.  Reserves on UL products with secondary guarantees represented approximately 26% and 30% of total life reserves for the years ended December 31, 2017 and 2016, respectively.

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

We offer lifetime guaranteed benefit riders with certain of our VUL products, Lincoln VULONE and Lincoln SVULONE.  The ONE rider features contractually guarantee to the contract holder that upon death, as long as secondary guarantee requirements have been met, the death benefit will be payable even if the account value equals zero.

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

Competition

The life insurance market is very competitive and consists of many companies with no one company dominating the market for all products.  Principal competitive factors include product features, price, underwriting and issue process, customer service and insurers’ financial strength.  With our broad distribution network, we compete in the three primary needs of life insurance:  death benefit protection, accumulation and linked benefits (MoneyGuard®).  In addition, we use automated underwriting within a defined criteria as well as LincXpress®, a simplified issue process, both of which are seen as marketplace competitive advantages.

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

Disability Insurance

We offer short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury.  Short-term disability generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days.  Long-term disability provides benefits following a longer waiting period, usually between 90 and 180 days and provides benefits for a longer period, at least 2 years and typically extending to normal (Social Security) retirement age.  The monthly benefits provided are subject to reduction when Social Security benefits are also paid.

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

Distribution

The segment’s products are marketed primarily through a national distribution system.  The managers and marketing representatives develop business through employee benefit brokers, consultants, TPAs and other employee benefit firms that work with employers to provide access to our products.

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

As of December 31, 2017,  the policy for our reinsurance program was to retain up to $20 million on a single insured life.  As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2017.  As of December 31, 2017, approximately 38% of our total individual life in-force amount was reinsured.

Some portions of our deferred annuity business have been reinsured on either a coinsurance or a modified coinsurance (“Modco”) basis with other companies to limit our exposure associated with fixed and variable annuities.  In a coinsurance program, the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) based on their respective percentage of the risk.  In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances.  For example, we use reinsurance to cover larger life and disability claims in our Group Protection business.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest reinsurance exposure.  The amounts recoverable from reinsurers were $4.9 billion and $5.3 billion as of December 31, 2017 and 2016, respectively, of which $1.8 billion and $2.1 billion  were recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re for the respective periods.

For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 9.  For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies.  These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature.  These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation.  For more information on reserves, see “Critical Accounting Policies and Estimates – Derivatives – GLB” and “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations” in the MD&A.

See “Regulatory” below for information on permitted practices and proposed regulations that may impact the amount of statutory reserves necessary to support our current insurance liabilities.

For risks related to reserves, see “Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals,” “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” and “Item IA. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

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

As of February 16, 2018, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate us, were as follows:

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

All of our financial strength ratings are on outlook stable, except for Fitch’s ratings, which are on outlook positive.  All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries can maintain these ratings.  Each rating should be evaluated independently of any other rating.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A for a discussion of our credit ratings.

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

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts and business practices of insurers domiciled in their states.  Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).  State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws.  Our captive reinsurance and reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators.  We have not received any material adverse findings resulting from state insurance department examinations of our insurance, reinsurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2017.

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

The NAIC’s adoption of the new Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the new framework for primarily our newly issued term business in 2017 and will phase in the framework prior to January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business.  Additionally, the NAIC through its various committees, task forces and working groups has been evaluating the adequacy of existing NAIC model regulations with a focus on targeted improvements to the statutory reserving and accounting framework for variable annuities.  For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax  – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

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

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to us without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York-domiciled insurance company, is bound by similar restrictions under New York law, with the applicable statutory limitation on dividends equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Commissioner to bring an action to rescind a dividend that violates these standards.  In the event the Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.  For information regarding dividends paid to us during 2017 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A.

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

As of December 31, 2017, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves such as the issuance of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

See “Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Item IA. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation may affect our insurance subsidiary capital requirements or reduce our profitability.”

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

Financial Reform Legislation

Since it was enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has imposed considerable reform in the financial services industry.  The ongoing implementation continues to present challenges and uncertainties for financial market participants.  For instance, the Dodd-Frank Act and corresponding global initiatives imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business.  The mandate to clear interest rate swaps requires us to post initial margin in support of these transactions, which was not required when we and our industry peers were permitted to transact these trades in the over-the-counter market.  We also expect increased clearing costs as the marketplace responds to the evolving regulatory environment, including changes to capital requirements imposed on our bank counterparties.

Swap documentation and processing requirements continue to change in light of new rules for margining uncleared swaps, and the ultimate impact on our derivatives use remains unclear.  The exchange of variation margin in over-the counter trades is already part of our standard practice, but the requirement to post initial margin beginning in 2020 will require us to manage our derivatives trading and the attendant liquidity requirements in ways we continue to evaluate.  Although these rules provide some flexibility in the categories of eligible collateral, it is still possible that we may be required to hold more of our assets in cash and other low-yielding investments in order to satisfy margin requirements.  Documentation requirements attendant to the new margining regime are potentially burdensome and costly.  The new regulations may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but will increase our exposure to central clearinghouses and clearing members with which we transact.  Central clearinghouses and regulators alike continue to evaluate the appropriate allocation of risk in the event of the failure of a clearing member or clearinghouse, and the results of these deliberations may change our use of derivatives in ways we cannot yet determine.  The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.  As implementation of the new regulatory framework continues in the U.S. and abroad, and the marketplace continues to evolve, the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain.

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

Additional provisions of the Dodd-Frank Act include, among other things, the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to certain corporate governance rules.  The SEC has postponed rule making on a number of these provisions indefinitely.  In December 2013, the new Federal Insurance Office established under the Dodd-Frank Act issued a wide-ranging report on the state of insurance regulation in the U.S., together with a series of recommendations on ways to monitor and improve the regulatory environment.  The ultimate impact of these recommendations on our business is undeterminable at this time.

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

On April 7, 2017, the DOL issued a final rule delaying the applicability date of the DOL Fiduciary Rule and related exemptions from April 10, 2017, to June 9, 2017.  On November 27, 2017, the DOL issued another final rule extending the transition period and delaying full implementation from January 1, 2018, to July 1, 2019.  The DOL also changed some requirements initially released in April 2016, including (i) advisors relying on the Best Interest Contract Exemption will need to adhere to the Impartial Conduct Standards during the transition period of June 9, 2017, through July 1, 2019, but will not need to send certain disclosures to retirement investors during that time period and (ii) advisors will be permitted to rely on Prohibited Transaction Exemption 84-24 until July 1, 2019, for the sale of all annuities and insurance, provided they adhere to that exemption’s Impartial Conduct Standards as of June 9, 2017.  As a result of this latest delay and the directive to the DOL to further study the effects of the DOL Fiduciary Rule on the retail retirement market, there may be additional changes to the DOL Fiduciary Rule and/or further delays to these dates.

Federal Tax Legislation

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act results in sweeping reforms, including tax rate reductions for corporations and individuals, an expansion of the tax base through the elimination or reduction of specified deductions and credits and incentives related to growth and development including providing for the immediate write-off of qualifying capital investment.  Specific provisions that affect corporations generally relate to limitations on the deductibility of expenses related to interest, executive compensation and business entertainment.  The Tax Act repeals the ability to carry back tax losses to prior tax years and also repeals the corporate Alternative Minimum Tax.

The Tax Act contains a number of provisions that directly impact insurance companies.  Specifically, there are changes to the calculation of tax reserves associated with policyholder liabilities, modifications to the computations of capitalized expenses for tax purposes of amounts incurred to originate or acquire insurance contracts (commonly referred to as the DAC tax) and changes to the proration formula used to determine the amount of dividends eligible to be included in the dividends-received deduction.    The vast majority of the provisions in the Tax Act are effective January 1, 2018.  As noted, the changes to the Internal Revenue Code are significant and broad-

based and will require interpretation as companies move forward with implementing the changes.  We expect clarifying guidance to be released in the future in the form of a technical corrections bill, administrative guidance or Treasury regulations.

The uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market, because SSDI benefits are a direct offset to the cost of group disability benefits.  Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015.  As a result, the Social Security Administration’s 2017 Annual Report projects that the SSDI reserves will not be depleted until 2034.

Health Care Reform Legislation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act.  This legislation, as well as subsequent state and federal laws and regulations, includes provisions that provide for additional taxes to help finance the cost of these reforms and substantive changes and additions to health care and related laws, which could potentially impact some of our lines of business.  We continue to monitor efforts by the government to repeal or replace provisions of the Patient Protection and Affordable Care Act and those effects on our businesses.

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

Broker-Dealer and Securities Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia.  We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules.  In addition, we have several subsidiaries that are registered investment advisors under the Investment Advisers Act of 1940.  Agents, advisors and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners.  Regulation also extends to various LNC entities that employ or control those individuals.  The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

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

Intellectual Property

We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.  We have implemented a patent strategy designed to protect innovative aspects of our products and processes which we believe distinguish us from competitors.  We currently own several issued U.S. patents.

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

EMPLOYEES

As of December 31, 2017, we had a total of 9,047 employees.  In addition, we had a total of 1,147 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products.  Changes in these laws and regulations, or in interpretations thereof, sometimes lead to additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.  For example, the NAIC is currently considering changes to the accounting and reserve regulations related to variable annuity business: however, this effort is still ongoing and has not yet reached a point where we can determine what impact it could have on our financial condition or results of operations.  The NAIC is also addressing modifications to the C-1 capital charges used in the NAIC RBC formula, which may impact the level of the C-1 related RBC we are required to hold.

Although we endeavor to maintain all required licenses and approvals our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2017, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG38”) clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and a portion of our newly issued UL insurance products are affected by XXX and AG38.  The application of both AG38 and XXX involve numerous interpretations.  If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies.  The New York State Department of Financial Services does not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted our New York-domiciled insurance subsidiary, LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  As of December 31, 2017, we completed the phased in increase in reserves over five years, for a total of $450 million.

We have implemented, and plan to continue to implement, reinsurance and capital management transactions to mitigate the capital impact of XXX and AG38, including the use of captive reinsurance subsidiaries.  The NAIC adopted Actuarial Guideline 48 (“AG48”) regulating the terms of these arrangements that are entered into or amended in certain ways after December 31, 2014.  This guideline imposed restrictions on the types of assets that can be used to support the reinsurance in these kinds of transactions.  While we have executed AG48 compliant reserve financing transactions, we cannot provide assurance that in light of AG48 and/or future rules and regulations that we will be able to continue to efficiently implement transactions or take other actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products.  If we are unable to continue to efficiently implement such solutions for any reason, we may realize lower than anticipated returns and/or reduced sales on such products.

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

On April 8, 2016, the DOL released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities that are considered to be fiduciary investment advice under ERISA and the Internal Revenue Code. The DOL Fiduciary Rule provided for a phased implementation of the provisions of this new regulation, with the first part effective on June 9, 2017, and full implementation on January 1, 2018.  Under the DOL Fiduciary Rule, the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis is more limited than what was previously allowed by regulation.  As a result, changes to the methods that we use to (i) deliver products and services, and (ii) pay and receive compensation for our investment-related products and services have occurred, which may impact future sales or margins.  In addition, to the extent that advisors with our affiliated retail broker-dealers (LFN) provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could expose those broker-dealers and their advisors to additional risk of legal liability in connection with that advice, which ultimately impacts us.

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

On April 7, 2017, the DOL issued a final rule delaying the applicability date of the DOL Fiduciary Rule and related exemptions from April 10, 2017, to June 9, 2017.  On November 27, 2017, the DOL issued another final rule extending the transition period and delaying full implementation from January 1, 2018, to July 1, 2019.  The DOL also changed some requirements initially released in April 2016, including (i) advisors relying on the Best Interest Contract Exemption will need to adhere to the Impartial Conduct Standards during the transition period of June 9, 2017, through July 1, 2019, but will not need to send certain disclosures to retirement investors during that time period and (ii) advisors will be permitted to rely on Prohibited Transaction Exemption 84-24 until July 1, 2019, for the sale of all annuities and insurance, provided they adhere to that exemption’s Impartial Conduct Standards as of June 9, 2017.  As a result of this latest delay and the directive to the DOL to further study the effects of the DOL Fiduciary Rule on the retail retirement market, there may be additional changes to the DOL Fiduciary Rule and/or further delays to these dates.

Changes in U.S. federal income tax law could impact our tax costs and the products that we sell.

On December 22, 2017, President Trump signed into law the Tax Act.  The Tax Act includes tax rate reductions for both individuals and businesses (corporations and unincorporated entities) with the reduction in the U.S. marginal tax rate for corporations from 35% to 21% being one of the central provisions of the Tax Act.  The Tax Act expands the tax base through the elimination or reduction of specified deductions and credits and provides incentives related to growth and development.  Specific provisions that affect corporations generally relate to changes to the deductibility of interest expense, limitations on deductions for executive compensation and business entertainment and the repeal of the corporate Alternative Minimum Tax.

The changes made by the Tax Act will have a number of impacts on our business.  Notably, the change to the new 21% marginal corporate income tax rate is expected to lower our overall effective tax rate in future periods.  In addition, with the corporate rate reduction, we are required to remeasure our GAAP net deferred tax liability and statutory net admitted deferred tax asset in the period in which the law is enacted.  Accordingly, we revalued our deferred tax balances in the fourth quarter of 2017 to give effect to the law change.  In addition, there are several tax law changes that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, changes to the calculation of tax reserves associated with policyholder liabilities and modifications to the computations of capitalized expenses for tax purposes of amounts incurred to originate or acquire insurance contracts (commonly referred to as the DAC tax).  These provisions will result in changes to our overall cash tax obligations following the effective date of the legislation, so for periods beginning after January 1, 2018.

In general, life insurance companies are allowed a dividends-received deduction that reduces the amount of dividend income subject to tax based on the ‘company share’ of net investment income.  The determination of the dividends-received deduction, and specifically the proration formula previously used to compute the company share, has changed.  Under the Tax Act, the company share is set at 70% of all qualifying dividends received.  This change to the company share percentage, coupled with a reduction in the general corporate dividend exclusion percentage, will reduce the amount of the deduction, which is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate.  Our income tax provision for the year ended December 31, 2017, included a tax benefit for the separate account dividends-received deduction of $210 million relating to the 2017 tax year, excluding one-time adjustments.  We expect that the changes made by the Tax Act will significantly decrease the amount of this tax benefit in 2018.

The Tax Act changed the computation of life insurance tax reserves for purposes of determining taxable income.  The method for computing reserves has changed such that the amount of the reserve for non-variable contracts will be the greater of (i) the net surrender value of the contracts or (ii) 92.81% of the tax reserve method applicable to such contracts.  The tax reserve method is generally defined as reserves established under statutory reserving principles, excluding reserves that are generally not deductible for federal income tax purposes.  For variable contracts, the tax reserve will be the greater of (i) the net surrender value of the contract or, (ii) the portion of the reserve that is separately accounted for under Section 817 plus 92.81% of the excess, if any, over the net surrender value.  Notably, the changes to the computation of tax reserves applies not only to new business (contracts to be issued in the future) but also to in-force policies and related reserves; the impact of the reduction in the tax reserves on in-force contracts is brought into taxable income ratably over an eight-year period beginning in 2018.

The Tax Act also changed the rules for determining the amount of DAC tax that we capitalize as an item of taxable income.  Specifically, the Tax Act increases the capitalization rates that are applied to net premiums received and also extends the amortization period for recovering and deducting such costs from 10 years to 15 years.

We continue to review and analyze the provisions of the Tax Act, including the actual and potential impact of the Tax Act on our GAAP equity and statutory RBC, future earnings, free cash flows and the sales and pricing of our products.  The impact of the Tax Act may differ from these estimates due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act.

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

Significant rulemaking across numerous agencies within the federal government has been implemented since the enactment of the Dodd-Frank Act.  Complete implementation has yet to take place, given shifting priorities following the U.S. 2016 election; therefore, the ultimate impact of these provisions on our businesses (including product offerings), results of operations and liquidity and capital resources remains uncertain.

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

Specifically, the FASB is working on a project that could result in significant changes to how we account for and report our insurance contracts, including contract riders and embedded derivatives, and deferred acquisition costs (“DAC”).  Depending on the magnitude of the changes ultimately adopted by the FASB, the proposed changes to GAAP may impose special demands on issuers in the areas of employee training, internal controls, contract fulfillment and disclosure and may affect how we manage our business, as it may affect other business processes such as design of compensation plans, product design, etc.  The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively.  In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented.

Our domestic insurance subsidiaries are subject to SAP.  Any changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.

The NAIC continues to review the statutory accounting and capital requirements for variable annuities for potential changes with assistance from Oliver Wyman.  Additional testing of potential changes occurred during 2017, and Oliver Wyman presented their recommendations to the NAIC working group on December 1, 2017.  The NAIC working group opened these recommendations for comment until March 2, 2018.  Once any changes are finalized by the NAIC, the resulting new variable annuity framework could result in changes in reserve and/or capital requirements and statutory surplus and could impact the volatility of those item(s).  The NAIC is also addressing modifications to the C-1 capital charges used in the NAIC RBC formula, which may impact the level of the C-1 related RBC we are required to hold.

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

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease. As of December 31, 2017,  43% of our annuities business, 86% of our retirement plan services business and 99% of our life insurance business with guaranteed minimum interest or crediting rates are at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business.  Currently, new money rates continue to be at historically low levels.  The Federal

Reserve Board forecasts point toward short-term rates likely moving above 2% at the end of 2018.    For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

The fee income that we earn on variable annuities is based primarily upon account values and partially based upon account values for VUL insurance policies.  Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee income.  Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.  If we had unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2017, we would have recorded favorable unlocking of approximately $240 million, pre-tax, for our Annuities segment, approximately $45 million, pre-tax, for our Life Insurance segment and approximately $30 million, pre-tax, for our Retirement Plan Services segment.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

Certain of our variable annuity products include optional guaranteed benefit riders.  These include GDB, GWB and GIB riders.  Our GWB, GIB and 4LATER® (a form of GIB rider) features have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”).  We calculate the value of the embedded derivative reserve and the benefit reserves based on the specific characteristics of each GLB feature.  The amount of reserves related to GDB for variable annuities is related to the difference between the value of the underlying accounts and the GDB, calculated using a benefit ratio approach.  The GDB reserves take into account the present value of total expected GDB payments, the present value of total expected GDB assessments over the life of the contract, claims paid to date and assessments to date. Reserves for our GIB and certain GWB with lifetime benefits are based on a combination of fair value of the underlying benefit and a benefit ratio approach.  The benefit ratio approach takes into account, among other things, the present value of expected GIB payments, the present value of total expected GIB assessments over the life of the contract, claims paid to date and assessments to date.  The amount of reserves related to those GWB that do not have lifetime benefits is based on the fair value of the underlying benefit.

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

We are a holding company and we have no direct operations.  Our principal asset is the capital stock of our insurance subsidiaries.  Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders, repurchase our securities and pay corporate expenses depends primarily on the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to us without prior approval of the Commissioner only from unassigned surplus, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.

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

We rely on our credit facilities as a potential source of liquidity.  We also use the credit facility as a potential backstop to provide variable annuity statutory reserve credit.  While our variable annuity hedge assets available to provide reserve credit have normally exceeded the statutory reserves, in certain stressed market conditions, it is possible that these assets could be less than the statutory reserve.  Our credit facility is available to provide reserve credit to LNL in such a case.  If we were unable to access our facility in such circumstances, it could materially impact LNL’s capital position.  The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight.  The credit facilities contain certain administrative, reporting, legal and financial covenants.  We must comply with covenants under our credit facilities, including a requirement to maintain a specified minimum consolidated net worth.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, mergers and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in regulations, including tax law changes, legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  During the fourth quarter of 2017, we recorded goodwill impairment of $905 million related to our Life Insurance segment.  Subsequent reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries.  As of December 31, 2017, we had a total of $1.4 billion of goodwill on our Consolidated Balance Sheets.  For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A and Notes 2 and 10.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2017, we had a deferred tax asset of $1.1 billion.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2017, we ceded $286.6 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2017, we had $4.9 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $1.8 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $2.5 billion as of December 31, 2017.  Furthermore, we hold trading securities to support the $269 million of funds withheld liabilities related to the Swiss Re treaties for which we would have the right of offset to the corresponding reinsurance receivables in the event of a default by Swiss Re.

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

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements.  The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract.  Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not.    An increase in reinsurance rates may affect the profitability of our insurance business.  Additionally, such a rate increase could result in our recapture of the business, which may result in a need for additional reserves and increase our exposure to claims.  While in recent years, we have faced a number of rate increase actions on in-force business, our management of those actions has not had a material effect on our results of operations or financial condition.    However, there can be no assurance that the outcome of future rate increase actions would similarly result in no material effect.  See Note 13 for a description of reinsurance related actions.

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

We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party’s intellectual property rights.  We may be subject to claims by third parties for breach of patent, copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages.  If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Acquisitions of businesses may not produce anticipated benefits resulting in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our operating results and financial condition.

We may experience unanticipated difficulties or delays in completing the proposed acquisition of Liberty Life Assurance Company of Boston (“Liberty”) and our ability to achieve certain financial benefits we anticipate from the acquisition of Liberty, or other businesses, will depend in part upon our ability to successfully close the transaction in a timely manner.  Factors such as receiving the required governmental or regulatory approvals or a disruption to our or the acquired entity’s business could impact our ability to close the transaction.  Once completed, an acquired business may not perform as projected, expense and revenue synergies may not materialize as expected and costs associated with the integration may be greater than anticipated.  Our financial results could be adversely affected by unanticipated performance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications.

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

As of December 31, 2017, we had approximately $1.2 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2017, we held statutory reserves of $5.6 billion.  These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves.  Under the LNL reinsurance arrangement, we held approximately $3.3 billion of statutory reserves.  LNL must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves.  Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.5 billion of statutory reserves as of December 31, 2017.  LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other LLANY arrangements, by which we established $739 million of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves.  As of December 31, 2017, LNL’s and LLANY’s RBC ratios exceeded the required ratio.  See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 26% of the carrying value of our total cash and invested assets as of December 31, 2017.

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

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty.  In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the related loan or derivative exposure.  We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and/or equity investments.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure, corporate governance issues or other reasons.    A downturn in the U.S. or other economies could result in increased impairments.  There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

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

•

Fixed maturity and equity securities designated as trading securities are recorded at fair value with subsequent changes in fair value recognized in realized gain (loss).  However, in certain cases, the trading securities support reinsurance arrangements.  In those cases, offsetting the changes to fair value of the trading securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.  In other words, the investment results for the trading securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.  These types of securities represent 42% of our trading securities;

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

Our businesses are intensely competitive.  We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength and claims-paying and credit ratings.  Our competitors include insurers, broker-dealers, investment advisors, asset managers, hedge funds and other financial institutions.  A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength or credit ratings than we do.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2017, LNC and our subsidiaries owned or leased approximately 2.8 million square feet of office and other space.  We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania, which includes space for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment.  We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, and 0.2 million square feet of office space in Atlanta, Georgia, primarily for our Group Protection segment.   An additional 0.4 million square feet of office space is owned or leased in other U.S. cities for branch offices.  As provided in Note 13, the rental expense on operating leases for office space and equipment was $43 million for 2017.  This discussion regarding properties does not include information on field offices and investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.   Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 16, 2018, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	68	President, Chief Executive Officer and Director (since July 2007). President, Chief Operating Officer and Director (April 2006 - July 2007).

Lisa M. Buckingham	52	Executive Vice President, Chief Human Resources Officer (since March 2011). Senior Vice President, Chief Human Resources Officer (December 2008 - March 2011).

Raj B. Chakraborty	48

Executive Vice President and Chief Digital Officer (since March 2017).  Managing Director, Accenture Plc (June 2015 - March 2017).  Senior Vice President, CA Technologies (April 2014 - June 2015).  Director, OEC Corporation (March 2012 - May 2015).

Ellen Cooper	53	Executive Vice President and Chief Investment Officer (since August 2012). Managing Director, Goldman Sachs Asset Management, an asset management firm (July 2008 - August 2012).

Randal J. Freitag	55

Executive Vice President and Chief Financial Officer (since January 2011) and Head of Individual Life (since June 2017).  Senior Vice President, Chief Risk Officer (2007 - December 2010).  Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).

Wilford H. Fuller	47

President, Annuity Solutions (since March 2015).  President, Lincoln Financial Network (2) (since October 2012).  Executive Vice President (since March 2011).  President and CEO, Lincoln Financial Distributors (2) (since February 2009).

Kirkland L. Hicks	46

Executive Vice President and General Counsel (since December 2015).  Vice President, General Counsel and Secretary, Towers Watson (November 2012 - November 2015).  Chair, Diversity and Inclusion Counsel for the Americas, Towers Watson (July 2011 - October 2012).  Managing Counsel-Commercial, Americas, Towers Watson (January 2010 - November 2012).

Kenneth S. Solon	57

Executive Vice President, Chief Information Officer and Head of Administrative Services (since January 2016).  Senior Vice President, Head of Technology (March 2015 - December 2015).  Senior Vice President, Head of Shared Services and Technology (January 2010 - March 2015).

(1)Age shown is based on the officer’s age as of February 16, 2018.

(2)Denotes an affiliate of LNC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC.  As of February 16, 2018, the number of shareholders of record of our common stock was 6,736.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data,” as well as in “Part I – Item 1. Business – Regulatory – Insurance Regulation – Restrictions on Subsidiaries’ Dividends and Other Payments.”  The following presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2017
High	$73.31	$69.29	$75.78	$78.74
Low	61.45	62.67	64.75	72.54
Dividend declared	0.29	0.29	0.29	0.33

2016
High	$49.51	$46.69	$48.48	$69.49
Low	30.39	35.27	36.00	46.62
Dividend declared	0.25	0.25	0.25	0.29

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2017 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
10/1/17 – 10/31/17	901,300	$75.29	901,300	$346

11/1/17 – 11/30/17	479,152	75.03	479,152	982

12/1/17 – 12/31/17	274,328	77.03	274,328	961

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended December 31, 2017, there were 1,654,780 shares purchased as part of publicly announced plans or programs.

(2)

On November 9, 2017, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of December 31, 2017, our remaining security repurchase authorization was $961 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Total revenues	$14,257	$13,330	$13,572	$13,554	$11,969
Income (loss) from continuing operations	2,079	1,192	1,154	1,514	1,244
Net income (loss)	2,079	1,192	1,154	1,515	1,244
Per share data: (1)(2)
Income (loss) from continuing operations – basic	9.36	5.09	4.60	5.81	4.68
Income (loss) from continuing operations – diluted	9.22	5.03	4.51	5.67	4.52
Net income (loss) – basic	9.36	5.09	4.60	5.81	4.68
Net income (loss) – diluted	9.22	5.03	4.51	5.67	4.52
Common stock dividends	1.200	1.040	0.850	0.680	0.520

	As of December 31,
	2017	2016	2015	2014	2013
Assets	$281,763	$261,627	$251,908	$253,348	$236,912
Long-term debt:
Principal	4,673	5,123	5,323	5,023	5,273
Unamortized premiums (discounts), unamortized
debt issuance costs and fair value hedge
on interest rate swap agreements	221	222	230	218	14
Stockholders’ equity	17,322	14,478	13,617	15,740	13,452
Per common share data: (1)
Stockholders’ equity, including
accumulated other comprehensive income (loss)	79.43	63.97	55.84	61.35	51.17
Stockholders’ equity, excluding
accumulated other comprehensive income (loss)	64.62	57.05	52.38	49.29	45.23
Market value of common stock	76.87	66.27	50.26	57.67	51.62

(1)

Per share amounts were affected by the retirement of 10.4 million, 19.3 million, 16.0 million, 12.5 million and 12.0 million shares of common stock during the years ended December 31, 2017,  2016,  2015,  2014 and 2013, respectively.

(2)

To arrive at diluted earnings per share, if the effect of equity classification would result in a more dilutive earnings per share, we adjust the numerator used in the calculation of our diluted earnings per share to remove the mark-to-market adjustment for deferred units of LNC stock in our deferred compensation plans, which amounted to $(7) million, $4 million and $(4) million for the years ending December 31, 2017, 2015 and 2014, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2017, compared with December 31, 2016, and the results of operations in 2017 and 2016, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect:  the cost of, or demand for, our subsidiaries’ products; the required amount of reserves and/or surplus; our ability to conduct business and our  captive reinsurance arrangements as well as restrictions on revenue sharing and 12b‑1 payments; the impact of recently enacted U.S. federal tax reform legislation on our business, earnings and capital; and the effect of the Department of Labor’s (“DOL”) regulation defining fiduciary;

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

•

The effect of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including the successful implementation of integration strategies or the achievement of anticipated synergies and operational efficiencies related to an acquisition;

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

Although improvements in the labor and inflation market conditions continued to occur during 2017,  concerns about the tightening of U.S. monetary policy and its impact on growth and credit market fundamentals remain.  The Federal Reserve’s forecast for 2018, as reported in December of 2017, indicated that economic activity will grow at an approximate rate of 2.5% over the next year, labor market indicators will remain strong and inflation will begin to near its target of 2%.  Additionally, the Federal Reserve increased the Federal Funds Target Rate by 25 basis points in December 2017 for the third time in the past year and anticipates a similar pattern of rate increases in 2018.

Regulatory Environment

U.S.-domiciled insurance entities are regulated at the state level, while certain products and services are also subject to federal regulation. Regulators may refine capital requirements and introduce new reserving standards for the life insurance industry.  For example, the National Association of Insurance Commissioner’s (“NAIC”) adoption of the new Valuation Manual that defines principles-based reserving for newly issued life insurance policies is effective January 1, 2017.  Principles-based reserving will place a greater weight on our past experience and anticipated future experience as well as consider current economic conditions in calculating life insurance product (i.e., term and UL) reserves in accordance with statutory accounting principles.  Regulations recently adopted or currently under review can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry.  On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”) to encourage economic growth and bring back jobs and profits from overseas.  For more information on the Tax Act, see “Part I – Item. 1. Business – Regulatory – Federal Initiatives – Federal Tax Legislation and “Part 1A – Risk Factors – Legislative, Regulatory and Tax – Federal Regulation – Changes in U.S. federal income tax law could impact our tax costs and the products that we sell.”  See “Part I – Item 1. Business – Regulatory” for a discussion of the potential effects of regulatory changes on our industry.

Demographics

Escalation of income protection and wealth accumulation goals for baby-boomers nearing retirement is a key driver shaping the actions of the insurance industry.  As a result of increasing longevity, retirees will need to accumulate sufficient savings to finance retirements that may span 30 or more years.  Helping the baby-boomers to accumulate assets for retirement and subsequently to convert these assets into retirement income represents an opportunity for the insurance industry.  Another opportunity for the insurance industry is the need for long-term care services as retirees are living longer and will need these services at some point in their lifetime.

Millennials entering the insurance market is another key driver shaping the actions of the insurance industry.  This demographic group could end up having different consumer preferences than our in-force business.  These shifts may be tied to the type of products they purchase and how they choose to purchase these products.

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

During 2018, we expect to incur net costs of approximately $40 million, pre-tax.  We expect to have a net neutral impact during 2019 and ultimately see annual benefits beyond 2019 of approximately $90 million to $150 million, pre-tax, as a result of this initiative.

Targeted Annual Operating Earnings Per Share Growth

Growth in operating earnings per share (“EPS”) is a key driver of our long-term performance.  We believe that the key drivers to growing our operating EPS over time include:

•	Generating positive net flows through our product development and distribution;
•	Capital markets performing in-line with our expectations;
•	Expense discipline and our strategic digitization initiative, driving improvement in operating margins; and
•	Capital generation and active capital deployment, consisting of returning capital to common stockholders.

Sources of Earnings

We monitor our sources of earnings as a factor in managing our businesses.  This information may be useful in assessing our risk profile and cost of capital.  We continue to focus on achieving our long-term goal of increasing mortality and morbidity margins.  Growth in this source of earnings component could be driven by a number of factors, including, but not limited to, pricing actions on our life and group products and acquiring blocks of mortality/morbidity business.  The following table presents the sources of earnings components of income (loss) from operations, before income taxes, excluding Other Operations:

	For the Years Ended December 31,
	2017	2016	2015
Investment spread (1)	31.0%	32.0%	32.1%
Mortality/morbidity (2)	24.3%	23.0%	16.9%
Fees on AUM (3)	40.1%	38.8%	45.3%
VA riders (4)	4.6%	6.2%	5.7%
Total	100.0%	100.0%	100.0%

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

Earnings from Account Values

The Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  Account values increased $24.3 billion during 2017 driven primarily by an increase in equity markets and positive net flows in our Life Insurance and Retirement Plan Services segments.

Effective Tax Rates Resulting from the Tax Act

As a result of the Tax Act, we remeasured our existing deferred tax balances using the new 21% marginal corporate income tax rate.  We recognized a $1.3 billion benefit in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) in 2017 as we were in a net deferred tax liability position.  We expect an ongoing benefit due to the lower corporate income tax rate and estimate the following effective tax rates over the near term:  15%-17% for our consolidated operations, 14%-16% for Annuities, 15%-17% for Retirement Plan Services,  19%-21% for Life Insurance and 21% for Group Protection.

Issues and Outlook

Going into 2018, significant issues include:

•

Ongoing actions by government and regulatory authorities to introduce regulations or change existing regulations or guidance (such as the DOL fiduciary advice regulation or tax reform discussed above) and any implementation of such actions, in a manner that could have a significant effect on our capital, earnings and/or business models;

•	Evolving market trends that have impacted sales of our various products;
•	Volatility in the capital markets that could include changes in equity markets and interest rates and/or adverse credit market conditions; and
•	Successful integration of any acquired businesses.

In the face of these issues, we expect to focus on the following:

•

Continuing to make investments in our businesses, primarily in technology/digitization (including integrating and consolidating systems and processes), product innovation and distribution, to grow revenues, drive margin expansion and reduce costs;

•

Utilizing our product development and distribution resources to help us respond to evolving trends and regulatory changes, such as the DOL fiduciary advice regulation and tax reform as discussed above, and to shift our new business mix to focus on products in line with our long-term growth strategies;

•	Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;
•

Closely monitoring our capital and liquidity positions taking into account changing economic conditions and monetary policy, ongoing regulatory activities regarding statutory reserves, including the continued adoption of principles-based reserving, and captive structures, and our capital deployment strategy;

•

Continuing to explore additional financing strategies addressing the statutory reserve strain related to our term products and UL products containing secondary guarantees in order to manage our capital position effectively;

•	Maintaining the flexibility to adjust the risk profile of assets within our investment portfolio; and
•	Managing our expenses aggressively through our strategic digitization initiative combined with continued financial discipline and execution excellence throughout our operations.

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

In addition, the following indirect costs are considered non-deferrable acquisition costs and must be charged to expense in the period incurred:

•	Administrative costs;
•	Rent;
•	Depreciation;
•	Occupancy costs;
•	Equipment costs (including data processing equipment dedicated to acquiring insurance contracts);
•	Trail commissions; and
•	Other general overhead.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2017, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$3,726	$251	$6,867	$180	$11,024
Unrealized (gain) loss	(143)	(57)	(2,421)	-	(2,621)
Carrying value	$3,583	$194	$4,446	$180	$8,403

DSI
Gross	$215	$10	$26	$-	$251
Unrealized (gain) loss	(13)	-	-	-	(13)
Carrying value	$202	$10	$26	$-	$238

DFEL
Gross	$270	$-	$2,657	$-	$2,927
Unrealized (gain) loss	(1)	-	(1,481)	-	(1,482)
Carrying value	$269	$-	$1,176	$-	$1,445

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

For illustrative purposes, the following generally presents the hypothetical effects to net income (loss) attributable to changes in certain assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
Effect to
Change in Assumption	Net Income (Loss)	Description of Expected Effect
Higher equity markets	Favorable	Increase to fee income and decrease to changes in reserves.

Lower equity markets	Unfavorable	Decrease to fee income and increase to changes in reserves.

Higher investment margins	Favorable	Increase to interest rate spread on our fixed product line, including fixed portion of variable.

Lower investment margins	Unfavorable	Decrease to interest rate spread on our fixed product line, including fixed portion of variable.

Higher lapses	Unfavorable	Decrease to fee income, partially offset by decrease to benefits due to shorter contract life.

Lower lapses	Favorable	Increase to fee income, partially offset by increase to benefits due to longer contract life.

Unfavorable mortality	Unfavorable	Decrease to fee income and increase to changes in reserves due to shorter contract life.

Favorable mortality	Favorable	Increase to fee income and decrease to changes in reserves due to longer contract life.

Details underlying the effect to income (loss) from continuing operations from unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Income (loss) from operations:
Annuities	$15	$(10)	$4
Retirement Plan Services	(1)	(2)	2
Life Insurance	(16)	14	(117)
Excluded realized gain (loss)	(20)	48	33
Income (loss) from continuing operations	$(22)	$50	$(78)

Unlocking was driven primarily by the following:

2017

•	For Annuities, we updated our policyholder behavior and separate account fees assumptions and other items, partially offset by updating our interest rate assumptions.
•	For Retirement Plan Services, we updated our interest rate and separate account fees assumptions, partially offset by updating our maintenance expense assumptions and other items.
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

•	For Annuities, we updated our policyholder behavior and variable annuity expense assessments assumptions, substantially offset by updating our capital markets and interest rate assumptions.
•	For Retirement Plan Services, we updated our policyholder behavior assumptions, substantially offset by updating our capital markets and interest rate assumptions and other items.
•	For Life Insurance, we updated our interest rate and mortality assumptions, partially offset by updating our premium persistency and policyholder behavior assumptions and other items.
•

For excluded realized gain (loss), we updated our variable annuity expense assessments and capital markets assumptions, partially offset by updating our policyholder behavior assumptions and other items.

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 10% followed by growth going forward of 6.5% to 8.25% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of December 31, 2017, we would have recorded a favorable unlocking of approximately $240 million, pre-tax, for Annuities, approximately $45 million, pre-tax, for Life Insurance and approximately $30 million, pre-tax, for Retirement Plan Services.

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

The following summarizes our AFS and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2017:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$878	$80,263	$-	$81,141
Priced by independent broker quotations	-	-	1,120	1,120
Priced by matrices	-	12,633	-	12,633
Priced by other methods (1)	-	-	2,539	2,539
Total	$878	$92,896	$3,659	$97,433

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our AFS fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2017 and 2016, see Notes 1 and 20.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active.  Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread.  As of December 31, 2017, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of December 31, 2017, we used broker quotes for 27 securities as our final price source, representing less than 1% of total securities owned.

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

Within our individual annuity business, 65% and 66% of our variable annuity account values contained GLB features as of December 31, 2017 and 2016, respectively.    Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of December 31, 2017 and 2016, 5% and 11%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2017 and 2016, was $342 million and $718 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $342 million, net of reinsurance.  Our fair value estimates of the GLB embedded derivatives, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GLB embedded derivatives are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 49 million scenarios.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market-consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality, risk margins, maintenance expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions.  It is possible that different

valuation techniques and assumptions could produce a materially different estimate of fair value.    For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of December 31, 2017, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(152)	$(36)	$(8)	$(9)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(26)	$(9)	$-	$(8)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$8	$3	$(2)	$(3)

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In
	Equity	Interest	Market
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(18)
Scenario 2	-10%	-25.0 bps	+2%	(70)
Scenario 3	-20%	-50.0 bps	+4%	(281)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of December 31, 2017, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis uses the new 21% marginal corporate income tax rate;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  As discussed in Note 2, we early adopted Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment” during 2017, which eliminates the use of a two-step test in the evaluation of goodwill impairment.  As a result of our adoption of ASU 2017-04, we perform a quantitative goodwill impairment test where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit.  If the carrying value of the reporting unit exceeds the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value.  The results of one test on one reporting unit cannot subsidize the results of another reporting unit.

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

As of October 1, 2017, we performed our annual quantitative goodwill impairment test for our reporting units.  As discussed in Note 2, our early adoption of ASU 2017-04 resulted in impairment of the Life Insurance reporting unit goodwill of $905 million during the fourth quarter of 2017 driven primarily from the impact of the December 22, 2017, enactment of the Tax Act that increased the carrying value of the Life Insurance reporting unit in excess of its fair value.  As of October 1, 2017, the fair value was well in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services and Group Protection.

We apply significant judgment when determining the estimated fair value of our reporting units.  Factors that can influence the value of goodwill include the capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows.  Factors that could affect production levels and profitability of new business include mix of new business, pricing changes, customer acceptance of our products and distribution strength.  Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in-force business more significantly than the valuation of new business, as new business pricing assumptions reflect the current and anticipated future interest rate environment.  Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.

Examples of unfavorable changes to assumptions or factors that could result in future impairment include, but are not limited to, the following:

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

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense.  Determining these amounts requires analysis and interpretation of current tax laws and regulations.  Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets.  These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.  Legislative changes to the Internal Revenue Code of 1986, as amended, modifications including the Tax Act, new regulations, administrative rulings or court decisions could increase or decrease our effective tax rate.

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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Notes 3 and 24.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,074	$935	$996
Retirement Plan Services	149	127	140
Life Insurance	536	515	370
Group Protection	103	65	43
Other Operations	(108)	(102)	(154)
Excluded realized gain (loss), after-tax	(218)	(337)	(214)
Gain (loss) on early extinguishment of debt, after-tax	(3)	(41)	-
Income (loss) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	2	2
Benefit ratio unlocking, after-tax	129	28	(29)
Net impact from the Tax Cuts and Jobs Act	1,322	-	-
Impairment of intangibles, after-tax	(905)	-	-
Net income (loss)	$2,079	$1,192	$1,154

	For the Years Ended December 31,
	2017	2016	2015
Deposits
Annuities	$8,710	$8,214	$12,693
Retirement Plan Services	8,563	7,657	7,545
Life Insurance	6,317	5,768	5,597
Total deposits	$23,590	$21,639	$25,835

Net Flows
Annuities	$(3,458)	$(2,286)	$1,564
Retirement Plan Services	1,338	565	452
Life Insurance	4,532	4,119	4,005
Total net flows	$2,412	$2,398	$6,021

	As of December 31,
	2017	2016	2015
Account Values
Annuities	$137,016	$124,905	$121,596
Retirement Plan Services	67,369	58,434	54,100
Life Insurance	49,048	45,789	43,669
Total account values	$253,433	$229,128	$219,365

Comparison of 2017 to 2016

Net income increased due primarily to the following:

•

One-time federal income tax benefit in 2017 related to the remeasurement of our net deferred tax liability balance to reflect the new 21% marginal corporate income tax rate as a result of the Tax Act (see “Introduction – Executive Summary – Significant Operational Matters – Effective Tax Rates Resulting from the Tax Act” above for more information).

•	Growth in average account values, business in force and group earned premiums.
•	Lower losses on variable annuity net derivative results in 2017.
•	Favorable investment income on alternative investments and higher prepayment and bond make-whole premiums.
•	Legal expenses in 2016 related to certain investments.
•	Higher realized losses in 2016 driven by asset disposals and an increase in OTTI attributable to individual credit risks within our corporate bond holdings.

The increase in net income was partially offset by the following:

•	Goodwill impairment in our Life Insurance segment during 2017 (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above for more information).
•	The effect of unlocking.
•	Lower amortization of deferred gain on business sold through reinsurance.
•	Higher strategic digitization expense as part of our strategic digitization initiative.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Comparison of 2016 to 2015

Net income increased due primarily to the following:

•	Growth in business in force and average account values.
•	The effect of unlocking.
•	Higher legal expenses during 2015.
•	Gains on the mark-to-market on certain investments.
•	More favorable total non-medical loss ratio experience in our Group Protection segment.

The increase in net income was partially offset by the following:

•	Higher realized losses driven by asset disposals and an increase in OTTI attributable to individual credit risks within our corporate bond holdings.
•	Higher losses on variable annuity net derivative results.
•	Loss on early extinguishment of debt.
•	Higher legal expenses related to certain investments.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

We provide information about our segments’ and Other Operations’ operating revenues and expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.    For factors that could cause actual results to vary materially, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Insurance premiums (1)	$475	$331	$418
Fee income	2,244	2,068	2,077
Net investment income	1,038	1,033	1,004
Operating realized gain (loss) (2)	179	178	176
Other revenues (3)	442	423	445
Total operating revenues	4,378	4,033	4,120
Operating Expenses
Interest credited	581	580	551
Benefits (1)	726	597	652
Commissions and other expenses	1,798	1,679	1,659
Total operating expenses	3,105	2,856	2,862
Income (loss) from operations before taxes	1,273	1,177	1,258
Federal income tax expense (benefit)	199	242	262
Income (loss) from operations	$1,074	$935	$996

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values.
•	Higher federal income tax benefits driven by one-time and run-rate adjustments primarily associated with our separate account dividends-received deduction.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to higher average account values, resulting in higher trail commissions, partially offset by the effect of unlocking.
•	Higher benefits due to costs associated with our hedge program, partially offset by the effect of unlocking.

Comparison of 2016 to 2015

Income from operations for this segment decreased due primarily to the following:

•	Higher commissions and other expenses due to the effect of unlocking and higher asset-based commission rates resulting in higher trail commissions, partially offset by lower incentive compensation as a result of production performance.

•	Lower fee income driven by lower average daily variable account values as a result of lower average equity markets and negative net flows, partially offset by the effect of unlocking.

The decrease in income from operations was partially offset primarily by lower benefits attributable to the effect of unlocking, partially offset by an increase in the growth in benefit reserves due to equity market performance.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  As a result of evolving market trends, our total annuity deposits increased from 2016 to 2017, though net flows remained negative.  Through product innovation, distribution, markets stabilizing and a delay in the DOL rule, we believe our deposits will continue to show improvement during 2018.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9%,  8% and 9% in 2017, 2016 and 2015, respectively.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Fee Income
Mortality, expense and other assessments	$2,212	$2,038	$2,055
Surrender charges	30	31	29
DFEL:
Deferrals	(37)	(38)	(38)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	33	30	28
Unlocking	6	7	3
Total fee income	$2,244	$2,068	$2,077

	As of or For the Years Ended
	December 31,
	2017	2016	2015
Variable Account Value Information
Variable annuity deposits (1)	$4,524	$4,456	$7,804
Increases (decreases) in variable annuity account values:
Net flows (1)	(5,250)	(3,927)	(1,089)
Change in market value (1)	14,854	4,880	(2,698)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable annuity
products	1,822	2,053	2,867
Variable annuity account values (1)	114,342	102,914	99,908
Average daily variable annuity account values (1)	109,189	100,636	102,275
Average daily S&P 500 (2)	2,448	2,094	2,061

(1)	Excludes the fixed portion of variable.
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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Net Investment Income
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	$841	$850	$829
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	45	29	30
Surplus investments (2)	152	154	145
Total net investment income	$1,038	$1,033	$1,004

Interest Credited
Amount provided to contract holders	$568	$562	$543
DSI deferrals	(20)	(14)	(21)
Interest credited before DSI amortization	548	548	522
DSI amortization:
Amortization, excluding unlocking	29	30	31
Unlocking	4	2	(2)
Total interest credited	$581	$580	$551

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Years Ended December 31,
	2017	2016	2015
Interest Rate Spread (1)
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	3.98%	4.14%	4.32%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.24%	0.14%	0.15%
Net investment income yield on reserves	4.22%	4.28%	4.47%
Interest rate credited to contract holders	2.34%	2.40%	2.33%
Interest rate spread	1.88%	1.88%	2.14%

(1)	The prior years’ interest rate spread has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Years Ended
	December 31,
	2017	2016	2015
Fixed Account Value Information
Fixed annuity deposits (1)	$4,186	$3,758	$4,889
Increases (decreases) in fixed annuity account values:
Net flows (1)	1,792	1,641	2,653
Transfers from the fixed portion of variable annuity
products to the variable portion of variable annuity
products	(1,822)	(2,053)	(2,867)
Reinvested interest credited (1)	878	654	603
Fixed annuity account values (1)	22,675	21,991	21,688
Average fixed account values (1)	22,327	21,888	21,295
Average invested assets on reserves (2)	18,315	17,950	17,539

(1)	Includes the fixed portion of variable.
(2)	The prior years’ average invested assets on reserves has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Benefits
Net death and other benefits, excluding unlocking	$743	$594	$614
Unlocking	(17)	3	38
Total benefits	$726	$597	$652

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and costs associated with the hedging of our benefit ratio unlocking on benefit reserves associated with our variable annuity GDB and GLB riders.  For a corresponding offset of changes in income annuity reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Commissions and Other Expenses
Commissions:
Deferrable	$349	$357	$548
Non-deferrable	567	493	486
General and administrative expenses	417	403	430
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	4	4	5
Taxes, licenses and fees	33	31	33
Total expenses incurred, excluding broker-dealer	1,370	1,288	1,502
DAC deferrals	(411)	(409)	(617)
Total pre-broker-dealer expenses incurred, excluding
amortization, net of interest	959	879	885
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	405	366	382
Unlocking	(4)	17	(40)
Broker-dealer expenses incurred	438	417	432
Total commissions and other expenses	$1,798	$1,679	$1,659

DAC Deferrals
As a percentage of sales/deposits	4.7%	5.0%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Fee income	$248	$228	$243
Net investment income	899	859	846
Other revenues (1)	18	16	12
Total operating revenues	1,165	1,103	1,101
Operating Expenses
Interest credited	537	514	496
Benefits	1	1	1
Commissions and other expenses	423	414	415
Total operating expenses	961	929	912
Income (loss) from operations before taxes	204	174	189
Federal income tax expense (benefit)	55	47	49
Income (loss) from operations	$149	$127	$140

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values.
•

Higher net investment income, net of interest credited, driven by more favorable investment income on alternative investments within our surplus portfolio and higher prepayment and bond make-whole premiums, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher average account values driving higher trail commissions and higher incentive compensation as a result of production performance.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 12%, 13% and 13% for 2017, 2016 and 2015, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Multi-Fund® and Other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was  25%, 28% and 30% for 2017, 2016 and 2015, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Fee Income
Annuity expense assessments	$184	$170	$184
Mutual fund fees	63	56	55
Total expense assessments	247	226	239
Surrender charges	1	2	4
Total fee income	$248	$228	$243

	For the Years Ended December 31,
	2017	2016	2015
Account Value Roll Forward (1)
Small Market:
Balance as of beginning-of-year	$9,735	$8,653	$8,574
Gross deposits	2,471	2,248	2,132
Withdrawals	(2,294)	(1,839)	(1,871)
Net flows	177	409	261
Transfers between fixed and variable accounts	(1)	10	(21)
Change in market value and reinvestment	1,436	663	(161)
Balance as of end-of-year	$11,347	$9,735	$8,653

Mid – Large Market:
Balance as of beginning-of-year	$32,387	$29,279	$28,067
Gross deposits	5,643	4,846	4,872
Withdrawals	(3,444)	(3,934)	(3,755)
Net flows	2,199	912	1,117
Transfers between fixed and variable accounts	(145)	135	34
Change in market value and reinvestment	4,640	2,061	61
Balance as of end-of-year	$39,081	$32,387	$29,279

Multi-Fund® and Other:
Balance as of beginning-of-year	$16,312	$16,168	$16,898
Gross deposits	449	563	541
Withdrawals	(1,487)	(1,319)	(1,467)
Net flows	(1,038)	(756)	(926)
Change in market value and reinvestment	1,667	900	196
Balance as of end-of-year	$16,941	$16,312	$16,168

Total:
Balance as of beginning-of-year	$58,434	$54,100	$53,539
Gross deposits	8,563	7,657	7,545
Withdrawals	(7,225)	(7,092)	(7,093)
Net flows	1,338	565	452
Transfers between fixed and variable accounts	(146)	144	13
Change in market value and reinvestment	7,743	3,625	96
Balance as of end-of-year	$67,369	$58,434	$54,100

(1)

Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Years Ended
	December 31,
	2017	2016	2015
Variable Account Value Information
Variable annuity deposits (1)	$1,954	$1,693	$1,446
Increases (decreases) in variable annuity account values:
Net flows (1)	(648)	(358)	(644)
Change in market value (1)	2,444	1,112	(272)
Transfers from the variable portion of variable
annuity products to the fixed portion of variable
annuity products	(178)	(336)	(267)
Variable annuity account values (1)	16,129	14,511	14,094
Average daily variable annuity account values (1)	15,052	13,950	14,861
Average daily S&P 500	2,448	2,094	2,061

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Net Investment Income
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	$789	$762	$761
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	34	28	21
Surplus investments (2)	76	69	64
Total net investment income	$899	$859	$846

Interest Credited	$537	$514	$496

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Years Ended December 31,
	2017	2016	2015
Interest Rate Spread
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.32%	4.50%	4.65%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.19%	0.16%	0.13%
Net investment income yield on reserves	4.51%	4.66%	4.78%
Interest rate credited to contract holders	2.92%	3.00%	3.02%
Interest rate spread	1.59%	1.66%	1.76%

	As of or For the Years Ended
	December 31,
	2017	2016	2015
Fixed Account Value Information
Fixed annuity deposits (1)	$2,175	$2,105	$1,858
Increases (decreases) in fixed annuity account values:
Net flows (1)	265	36	(529)
Transfers to the fixed portion of variable annuity
products from the variable portion of variable
annuity products	178	336	267
Reinvested interest credited (1)	542	513	496
Fixed annuity account values (1)	18,724	17,883	16,589
Average fixed account values (1)	18,373	17,081	16,446
Average invested assets on reserves	18,230	16,958	16,370

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Commissions and Other Expenses
Commissions:
Deferrable	$10	$14	$15
Non-deferrable	67	63	62
General and administrative expenses	331	321	319
Taxes, licenses and fees	17	18	18
Total expenses incurred	425	416	414
DAC deferrals	(29)	(30)	(29)
Total expenses recognized before amortization	396	386	385
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	25	25	34
Unlocking	2	3	(4)
Total commissions and other expenses	$423	$414	$415

DAC Deferrals
As a percentage of annuity sales/deposits	0.7%	0.8%	0.9%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Insurance premiums (1)	$773	$703	$649
Fee income	3,122	2,946	2,724
Net investment income	2,643	2,562	2,541
Operating realized gain (loss) (2)	(13)	1	2
Other revenues	33	34	32
Total operating revenues	6,558	6,246	5,948
Operating Expenses
Interest credited	1,404	1,394	1,377
Benefits	3,189	2,677	2,561
Commissions and other expenses	1,185	1,422	1,481
Total operating expenses	5,778	5,493	5,419
Income (loss) from operations before taxes	780	753	529
Federal income tax expense (benefit)	244	238	159
Income (loss) from operations	$536	$515	$370

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Lower commissions and other expenses due to the effect of unlocking.
•	Higher fee income due to growth in business in force, partially offset by the effect of unlocking.
•	Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments, partially

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

Additional Information

In 2017, we experienced modestly favorable mortality as compared to our expectations.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Fee Income
Cost of insurance assessments	$1,981	$1,810	$1,653
Expense assessments	1,455	1,299	1,185
Surrender charges	52	40	40
DFEL:
Deferrals	(718)	(593)	(501)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	355	334	282
Unlocking	(3)	56	65
Total fee income	$3,122	$2,946	$2,724

	For the Years Ended December 31,
	2017	2016	2015
Sales by Product
UL	$52	$95	$91
MoneyGuard®	268	214	191
IUL	70	90	86
VUL	194	180	192
Term	114	114	86
Total individual life sales	698	693	646
Executive Benefits	100	44	79
Total sales	$798	$737	$725

Net Flows
Deposits	$6,317	$5,768	$5,597
Withdrawals and deaths	(1,785)	(1,649)	(1,592)
Net flows	$4,532	$4,119	$4,005

Contract Holder Assessments	$4,647	$4,253	$3,914

	As of December 31,
	2017	2016	2015
Account Values
General account	$36,072	$35,525	$34,782
Separate account	12,976	10,264	8,887
Total account values	$49,048	$45,789	$43,669

In-Force Face Amount
UL and other	$341,044	$336,851	$331,299
Term insurance	379,108	356,083	330,755
Total in-force face amount	$720,152	$692,934	$662,054

Fee income relates only to interest-sensitive products and includes cost of insurance assessments, expense assessments and surrender charges.  Both cost of insurance and expense assessments can have deferrals and amortization related to DFEL.  Cost of insurance and expense assessments are deducted from our contract holders’ account values.  These amounts are a function of the rates priced into the product and premiums received, face amount in force and account values.  Business in force, in turn, is driven by sales, persistency and mortality experience.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$2,337	$2,318	$2,295
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	46	51	46
Alternative investments (2)	98	45	53
Surplus investments (3)	162	148	147
Total net investment income	$2,643	$2,562	$2,541

Interest Credited	$1,404	$1,394	$1,377

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Years Ended December 31,
	2017	2016	2015
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	5.07%	5.20%	5.34%
Commercial mortgage loan prepayment
and bond make-whole premiums	0.10%	0.12%	0.11%
Alternative investments	0.23%	0.12%	0.14%
Net investment income yield on reserves	5.40%	5.44%	5.59%
Interest rate credited to contract holders	3.84%	3.88%	3.94%
Interest rate spread	1.56%	1.56%	1.65%

	For the Years Ended December 31,
	2017	2016	2015
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$42,016	$40,332	$38,754
General account values	36,191	35,554	34,723

Attributable to traditional products:
Invested assets on reserves	4,311	4,240	4,357

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Benefits
Death claims direct and assumed	$4,531	$4,088	$3,902
Death claims ceded	(1,997)	(1,750)	(1,649)
Reserves released on death	(646)	(593)	(535)
Net death benefits	1,888	1,745	1,718
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	665	619	589
Unlocking	50	(170)	(138)
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	317	222	142
Unlocking	(19)	(15)	19
Other benefits (1)	288	276	231
Total benefits	$3,189	$2,677	$2,561

Death claims per $1,000 of in-force	2.68	2.58	2.65

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Commissions and Other Expenses
Commissions	$734	$734	$698
General and administrative expenses	580	536	507
Expenses associated with reserve financing	91	87	79
Taxes, licenses and fees	155	158	141
Total expenses incurred	1,560	1,515	1,425
DAC and VOBA deferrals	(847)	(831)	(779)
Total expenses recognized before amortization	713	684	646
DAC and VOBA amortization, net of interest
Amortization, net of interest, excluding unlocking	479	514	468
Unlocking	(11)	220	363
Other intangible amortization	4	4	4
Total commissions and other expenses	$1,185	$1,422	$1,481

DAC and VOBA Deferrals
As a percentage of sales	106.1%	112.8%	107.4%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for 2017 and 2016, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Insurance premiums	$1,998	$1,940	$2,163
Net investment income	168	176	184
Other revenues	35	14	10
Total operating revenues	2,201	2,130	2,357
Operating Expenses
Interest credited	2	2	2
Benefits	1,351	1,322	1,635
Commissions and other expenses	690	706	654
Total operating expenses	2,043	2,030	2,291
Income (loss) from operations before taxes	158	100	66
Federal income tax expense (benefit)	55	35	23
Income (loss) from operations	$103	$65	$43

	For the Years Ended December 31,
	2017	2016	2015
Income (Loss) from Operations by Product Line
Life	$49	$25	$29
Disability	55	40	12
Dental	(2)	(1)	(1)
Total non-medical	102	64	40
Medical	1	1	3
Income (loss) from operations	$103	$65	$43

Comparison of 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Higher insurance premiums due to more favorable persistency experience and higher sales across all of our product lines.
•	Higher other revenues due to the recapture in 2017 of certain long-term disability business that was originally ceded to a reinsurer.
•	Lower commissions and other expenses due to higher amortization of DAC in 2016 driven by model refinements, partially offset by

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

Additional Information

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time.  We expect normal fluctuations in our total non-medical loss ratio, as claims experience is inherently uncertain.  For every one percent increase in the total non-medical loss ratio, we would expect an approximate annual $16 million to $18 million decrease to income from operations, using the new 21% marginal corporate income tax rate.  The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.  Our 2017 total non-medical loss ratio was driven by favorable mortality experience and reserve refinements in our life business and lower incidence and new claims severity in our disability business partially offset by unfavorable disability reserve refinements.

We expect to remain within the normal target margin range during 2018 not taking into consideration our recently announced acquisition.  For more information about our recently announced acquisition, see Note 24.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.”

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Insurance Premiums by Product Line
Life	$829	$821	$908
Disability	910	890	973
Dental	259	229	227
Total non-medical	1,998	1,940	2,108
Medical	-	-	55
Total insurance premiums	$1,998	$1,940	$2,163

Sales by Product Line
Life	179	178	161
Disability	199	193	162
Dental	126	99	79
Total sales	$504	$470	$402

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Benefits and Interest Credited by Product Line
Life	$540	$562	$664
Disability	633	603	763
Dental	180	159	162
Total non-medical	1,353	1,324	1,589
Medical	-	-	48
Total benefits and interest credited	$1,353	$1,324	$1,637

Loss Ratios by Product Line
Life	65.1%	68.4%	73.1%
Disability (1)	67.9%	67.8%	78.4%
Dental	69.3%	69.3%	71.2%
Total (1)	66.9%	68.3%	75.4%

(1)	Excludes the impact of the recapture of certain long-term disability business in the third quarter of 2017.

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Commissions and Other Expenses
Commissions	$257	$248	$260
General and administrative expenses	374	351	331
Taxes, licenses and fees	49	57	55
Total expenses incurred	680	656	646
DAC deferrals	(69)	(76)	(72)
Total expenses recognized before amortization	611	580	574
DAC and VOBA amortization, net of interest	79	126	80
Total commissions and other expenses	$690	$706	$654

DAC Deferrals
As a percentage of insurance premiums	3.5%	3.9%	3.3%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized as a level percent of insurance premiums of the related contracts, depending on the block of business. Certain broker commissions that vary with and are related to paid premiums are expensed as incurred rather than deferred and amortized.  Generally, we have higher amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.    When comparing DAC and VOBA amortization, net of interest, for 2017 and 2016, the decrease was due to DAC model refinements in 2016.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues
Insurance premiums (1)	$10	$14	$18
Net investment income	242	244	252
Amortization of deferred gain on
business sold through reinsurance	22	71	71
Media revenues (net)	-	-	31
Other revenues	13	3	2
Total operating revenues	287	332	374
Operating Expenses
Interest credited	65	73	80
Benefits	117	143	140
Media expenses	-	-	29
Other expenses	47	50	93
Interest and debt expense	253	269	272
Strategic digitization expense	43	8	-
Total operating expenses	525	543	614
Income (loss) from operations before taxes	(238)	(211)	(240)
Federal income tax expense (benefit)	(130)	(109)	(86)
Income (loss) from operations	$(108)	$(102)	$(154)

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2017 to 2016

Loss from operations for Other Operations increased due primarily to the following:

•	Lower amortization of deferred gain on business sold through reinsurance as the gain was fully amortized during 2017.
•	Higher strategic digitization expense as part of our strategic digitization initiative.

The increase in loss from operations was partially offset by the following:

•	Lower benefits due to modifying certain assumptions in 2016 on the reserves supporting our run-off disability income business.
•

More favorable federal income tax benefits due to excess tax benefits associated with stock option exercises in 2017 and the release of reserves for tax contingencies associated with a prior tax year that closed in the third quarter of 2017.

•	Lower interest and debt expense driven by a decline in both average balances of outstanding debt and rates.

Comparison of 2016 to 2015

Loss from operations for Other Operations decreased due primarily to the following:

•	Legal accrual releases in 2016 as compared to legal expenses in 2015.
•

Higher tax benefits attributable to the release of reserves associated with prior tax years that closed in the third quarter of 2016, and the impact of the adoption of ASU 2016-09, Improvements to Employee Shared-Based Payment Accounting.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
General and administrative expenses:
Legal	$1	$(9)	$59
Branding	35	32	32
Other (1)	31	54	26
Total general and administrative expenses	67	77	117
Taxes, licenses and fees (2)	(8)	(16)	(13)
Inter-segment reimbursement associated
with reserve financing and LOC expenses (3)	(12)	(11)	(11)
Total other expenses	$47	$50	$93

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$166	$179	$178
Total excluded realized gain (loss)	(336)	(518)	(329)
Total realized gain (loss), pre-tax	$(170)	$(339)	$(151)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(218)	$(337)	$(214)
Benefit ratio unlocking	129	28	(29)
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(89)	$(309)	$(243)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(47)	$(163)	$(57)
Gain (loss) on the mark-to-market on certain instruments	(3)	13	(29)
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	14	(122)	(150)
GLB NPR component	(43)	(32)	40
Total variable annuity net derivatives results	(29)	(154)	(110)
Indexed annuity forward-starting option	(10)	(5)	(45)
Realized gain (loss) on sale of subsidiaries/businesses (2)	-	-	(2)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(89)	$(309)	$(243)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	See Lincoln Financial Media Company in Note 3.

Comparison of 2017 to 2016

We had lower realized losses due primarily to the following:

•	Lower losses on variable annuity net derivatives results attributable to favorable hedge program performance due to less volatile capital markets.
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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward Looking Statements – Cautionary Language” above.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2016	2016
Variable annuity hedge program assets (liabilities)	$1,307	$1,526	$1,766	$1,717	$2,152

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,029	$743	$480	$424	$(103)
NPR	(142)	(127)	(97)	(82)	(64)
Embedded derivative reserves	887	616	383	342	(167)
Insurance benefit reserves	(665)	(656)	(649)	(648)	(679)
Total variable annuity reserves – asset (liability)	$222	$(40)	$(266)	$(306)	$(846)

10-year CDS spread	1.05%	1.08%	1.30%	1.51%	1.51%
NPR factor related to 10-year CDS spread	0.14%	0.15%	0.18%	0.21%	0.21%

(1)	Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the hypothetical effect (in millions) to net income (loss), using the new 21% marginal corporate income tax rate, for changes in the NPR factor along all points on the spread curve as of December 31, 2017:

Hypothetical
Effect
NPR factor:
Down 14 basis points to zero	$(44)
Up 20 basis points	30

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Investments
AFS securities:
Fixed maturity	$94,840	$89,013	83.9%	83.4%
VIEs’ fixed maturity	-	200	0.0%	0.2%
Total fixed maturity	94,840	89,213	83.9%	83.6%
Equity	246	275	0.2%	0.3%
Trading securities	1,620	1,712	1.4%	1.6%
Mortgage loans on real estate	10,762	9,889	9.5%	9.3%
Real estate	11	24	0.0%	0.0%
Policy loans	2,399	2,451	2.1%	2.3%
Derivative investments	915	927	0.8%	0.9%
Alternative investments	1,459	1,269	1.3%	1.2%
Other investments	837	961	0.8%	0.8%
Total investments	$113,089	$106,721	100.0%	100.0%

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

	As of December 31, 2017
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$12,059	$1,061	$36	$13,084	13.8%
Basic industry	4,855	413	14	5,254	5.5%
Capital goods	6,270	547	24	6,793	7.2%
Communications	4,151	406	21	4,536	4.8%
Consumer cyclical	5,649	444	28	6,065	6.4%
Consumer non-cyclical	13,680	1,242	74	14,848	15.7%
Energy	6,557	535	85	7,007	7.4%
Technology	3,443	218	9	3,652	3.9%
Transportation	2,927	220	7	3,140	3.3%
Industrial other	979	49	7	1,021	1.1%
Utilities	12,786	1,480	22	14,244	15.0%
Government related entities	2,345	247	20	2,572	2.7%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,598	68	33	1,633	1.7%
Non-agency backed	880	53	(21)	954	1.0%
Mortgage pass through securities ("MPTS"):
Agency backed	849	34	5	878	0.9%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	22	-	-	22	0.0%
Non-agency backed	568	10	-	578	0.6%
ABS:
Collateralized loan obligations ("CLOs")	789	2	2	789	0.8%
Commercial real estate ("CRE") CDOs	14	-	(5)	19	0.0%
Credit card	77	21	1	97	0.1%
Equipment receivables	40	-	-	40	0.0%
Home equity	587	22	(21)	630	0.7%
Manufactured housing	17	1	-	18	0.0%
Other	182	7	-	189	0.2%
Municipals:
Taxable	4,009	937	6	4,940	5.2%
Tax-exempt	163	16	-	179	0.2%
Government:
United States	527	41	1	567	0.6%
Foreign	395	56	-	451	0.5%
Hybrid and redeemable preferred securities	575	87	22	640	0.7%
Total fixed maturity AFS securities	86,993	8,217	370	94,840	100.0%
Equity AFS Securities	247	16	17	246
Total AFS securities	87,240	8,233	387	95,086
Trading Securities (1)	1,425	203	8	1,620
Total AFS and trading securities	$88,665	$8,436	$395	$96,706

	As of December 31, 2016
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$10,769	$697	$108	$11,358	12.8%
Basic industry	4,665	243	79	4,829	5.4%
Capital goods	5,677	399	54	6,022	6.8%
Communications	4,374	331	59	4,646	5.2%
Consumer cyclical	5,459	296	75	5,680	6.4%
Consumer non-cyclical	12,939	816	175	13,580	15.2%
Energy	7,346	439	194	7,591	8.5%
Technology	3,350	129	31	3,448	3.9%
Transportation	2,921	143	41	3,023	3.4%
Industrial other	972	38	27	983	1.1%
Utilities	12,180	1,016	84	13,112	14.7%
Government related entities	2,623	207	38	2,792	3.1%
CMOs:
Agency backed	1,444	86	47	1,483	1.7%
Non-agency backed	1,070	15	11	1,074	1.2%
MPTS:
Agency backed	1,020	46	9	1,057	1.2%
CMBS:
Agency backed	23	1	-	24	0.0%
Non-agency backed	322	7	3	326	0.4%
ABS:
CLOs	727	1	3	725	0.8%
CRE CDOs	15	-	(4)	19	0.0%
Credit card	292	21	1	312	0.3%
Equipment receivables	42	-	1	41	0.0%
Home equity	679	11	(3)	693	0.8%
Manufactured housing	27	1	-	28	0.0%
Stranded utility costs	6	-	-	6	0.0%
Other	201	6	2	205	0.2%
Municipals:
Taxable	3,804	714	19	4,499	5.0%
Tax-exempt	125	4	1	128	0.1%
Government:
United States	384	37	2	419	0.5%
Foreign	449	58	1	506	0.6%
Hybrid and redeemable preferred securities	582	70	48	604	0.7%
Total fixed maturity AFS securities	84,487	5,832	1,106	89,213	100.0%
Equity AFS Securities	260	19	4	275
Total AFS securities	84,747	5,851	1,110	89,488
Trading Securities (1)	1,517	206	11	1,712
Total AFS and trading securities	$86,264	$6,057	$1,121	$91,200

(1)	Certain of our trading securities support Modco and the investment results are passed directly to the reinsurers. See “Trading Securities” below for more information.
(2)	Includes unrealized gains and (losses) on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2017			As of December 31, 2016
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$46,455	$51,494	54.3%	$45,661	$49,061	55.0%
2	Baa	36,703	39,518	41.7%	34,643	36,134	40.5%
Total investment grade securities		83,158	91,012	96.0%	80,304	85,195	95.5%

Below Investment Grade Securities
3	Ba	2,785	2,840	3.0%	2,881	2,849	3.2%
4	B	768	743	0.8%	940	845	1.0%
5	Caa and lower	271	229	0.2%	257	223	0.2%
6	In or near default	11	16	0.0%	105	101	0.1%
Total below investment grade securities		3,835	3,828	4.0%	4,183	4,018	4.5%
Total fixed maturity AFS securities		$86,993	$94,840	100.0%	$84,487	$89,213	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.4%	4.0%		5.0%	4.5%

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

As of December 31, 2017 and 2016, 88% and 91%, respectively, of the total publicly traded and private securities in an unrealized loss position were investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on AFS securities as of December 31, 2017, decreased $703 million since December 31, 2016.  As more fully described in Note 1, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2017, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities; and (iv) we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

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

As reported on our Consolidated Balance Sheets, we had $114.7 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $98.2 billion as of December 31, 2017.  If it were necessary to liquidate AFS securities prior to maturity or call to meet cash flow needs, we would first look to those AFS securities that are in an unrealized gain position, which had a fair value of $83.2 billion as of December 31, 2017, rather than selling AFS securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2017 and 2016, the estimated fair value for all private placement securities was $15.2 billion and $14.1  billion, respectively, 13% of total invested assets.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and, as long as the unemployment rate remains stable to improving, we expect these trends to continue.  We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss.  Our ABS home equity and RMBS had a market value of $4.2 billion and an unrealized gain of $184 million as of December 31, 2017.

The market value of AFS securities and trading securities backed by subprime loans was $525 million and represented approximately 1% of our total investment portfolio as of December 31, 2017.  AFS securities represented $519 million, or 99%, and trading securities represented $6 million, or 1%, of the subprime exposure as of December 31, 2017.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2017:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,503	$2,440	$317	$295	$283	$263	$362	$329	$3,465	$3,327
ABS home equity	2	2	58	56	113	107	457	422	630	587
Total by type (2)(3)	$2,505	$2,442	$375	$351	$396	$370	$819	$751	$4,095	$3,914

Rating
AAA	$2,425	$2,363	$7	$8	$-	$-	$12	$12	$2,444	$2,383
AA	74	74	-	-	1	-	5	5	80	79
A	5	4	1	1	10	10	71	69	87	84
BBB	-	-	21	20	18	17	36	35	75	72
BB and below	1	1	346	322	367	343	695	630	1,409	1,296
Total by rating (2)(3)(4)	$2,505	$2,442	$375	$351	$396	$370	$819	$751	$4,095	$3,914

Origination Year
2007 and prior	$567	$514	$375	$351	$395	$369	$818	$751	$2,155	$1,985
2008	29	26	-	-	-	-	-	-	29	26
2009	228	213	-	-	-	-	1	-	229	213
2010	268	253	-	-	-	-	-	-	268	253
2011	128	123	-	-	-	-	-	-	128	123
2012	55	56	-	-	-	-	-	-	55	56
2013	268	269	-	-	-	-	-	-	268	269
2014	68	66	-	-	-	-	-	-	68	66
2015	147	149	-	-	-	-	-	-	147	149
2016	521	549	-	-	1	1	-	-	522	550
2017	226	224	-	-	-	-	-	-	226	224
Total by origination
year (2)(3)	$2,505	$2,442	$375	$351	$396	$370	$819	$751	$4,095	$3,914

Total AFS RMBS as a percentage of total AFS Securities									4.3%	4.5%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									1.7%	1.7%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $300 million and $270 million, respectively.
(2)

Does not include the fair value of trading securities totaling $95 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $95 million in trading securities consisted of $85 million prime, $4 million Alt-A and $6 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $92 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $92 million in trading securities consisted of $82 million prime, $4 million Alt-A and $6 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2017:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$586	$578	$14	$12	$-	$-	$600	$590
CRE CDOs	-	-	-	-	19	14	19	14
Total by type (1)(2)	$586	$578	$14	$12	$19	$14	$619	$604

Rating
AAA	$515	$511	$-	$-	$-	$-	$515	$511
AA	-	-	7	6	-	-	7	6
A	54	51	7	6	3	3	64	60
BBB	2	3	-	-	-	-	2	3
BB and below	15	13	-	-	16	11	31	24
Total by rating (1)(2)(3)	$586	$578	$14	$12	$19	$14	$619	$604

Origination Year
2007 and prior	$37	$33	$14	$12	$19	$14	$70	$59
2010	48	46	-	-	-	-	48	46
2012	5	5	-	-	-	-	5	5
2013	117	115	-	-	-	-	117	115
2016	85	87	-	-	-	-	85	87
2017	294	292	-	-	-	-	294	292
Total by origination year (1)(2)	$586	$578	$14	$12	$19	$14	$619	$604

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.7%	0.7%

(1)

Does not include the fair value of trading securities totaling $2 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $2 million in trading securities consisted of CMBS.

(2)

Does not include the amortized cost of trading securities totaling $1 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $1 million in trading securities consisted of CMBS.

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

As of December 31, 2017, the fair value and amortized cost of our AFS exposure to Monoline insurers was $471 million and $427 million, respectively.

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

The composition by industry categories of all securities in unrealized loss position (in millions) as of December 31, 2017, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Oil field services	$317	2.7%	$378	3.1%	$61	13.2%
Banking	779	6.5%	817	6.6%	38	8.2%
Pharmaceuticals	617	5.2%	643	5.2%	26	5.6%
MBS	302	2.5%	325	2.6%	23	5.0%
Independent	459	3.9%	479	3.9%	20	4.3%
Consumer products	178	1.5%	197	1.6%	19	4.1%
ABS	525	4.4%	541	4.4%	16	3.5%
Diversified manufacturing	458	3.8%	474	3.8%	16	3.5%
Integrated	111	0.9%	125	1.0%	14	3.0%
Food and beverage	491	4.1%	505	4.1%	14	3.0%
Electric	580	4.9%	594	4.8%	14	3.0%
Property and casualty	80	0.7%	93	0.7%	13	2.7%
CMOs	435	3.7%	448	3.6%	13	2.8%
Chemicals	326	2.7%	336	2.7%	10	2.2%
Industries with unrealized losses
less than $10 million	6,249	52.5%	6,415	51.9%	166	35.9%
Total by industry	$11,907	100.0%	$12,370	100.0%	$463	100.0%

Total by industry as a percentage
of total AFS securities	12.5%		14.2%		100.0%

As of December 31, 2017,  the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $100 million and $116 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2017		As of December 31, 2016
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$10,760	100.0%	$9,887	100.0%
Delinquent and/or in foreclosure (1)	2	0.0%	2	0.0%
Total mortgage loans on real estate	$10,762	100.0%	$9,889	100.0%

(1)	As of December 31, 2017 and 2016, there was one mortgage loan on real estate that was delinquent and in foreclosure.

As of December 31, 2017 and 2016, there were three impaired mortgage loans on real estate or less than 1% of the total dollar amount of mortgage loans on real estate.  The total outstanding principal and interest on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2017 and 2016, was $4 million and $2 million, respectively.

See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of December 31,
	2017	2016
By Segment
Annuities	$3,244	$2,699
Retirement Plan Services	3,141	2,663
Life Insurance	3,628	3,837
Group Protection	332	310
Other Operations	417	380
Total mortgage loans on real estate	$10,762	$9,889

	As of December 31, 2017			As of December 31, 2017
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$3,651	33.9%	CA	$2,202	20.5%
Office building	2,430	22.6%	TX	1,264	11.7%
Retail	1,930	17.9%	MD	566	5.3%
Industrial	1,859	17.3%	NY	500	4.6%
Mixed use	437	4.1%	FL	493	4.6%
Other commercial	390	3.6%	PA	466	4.3%
Hotel/motel	65	0.6%	VA	465	4.3%
Total	$10,762	100.0%	OH	430	4.0%
Geographic Region			GA	404	3.8%
Pacific	$2,813	26.2%	TN	393	3.7%
South Atlantic	2,523	23.5%	WA	378	3.5%
West South Central	1,359	12.6%	NC	366	3.4%
East North Central	1,197	11.1%	WI	304	2.8%
Middle Atlantic	1,006	9.3%	IL	258	2.4%
Mountain	603	5.6%	AZ	251	2.3%
East South Central	549	5.1%	OR	233	2.2%
West North Central	454	4.2%	MA	227	2.1%
New England	258	2.4%	MN	223	2.1%
Total	$10,762	100.0%	Other states under 2%	1,339	12.4%
			Total	$10,762	100.0%

	As of December 31, 2017			As of December 31, 2017
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2012 and prior	$2,808	26.1%	2018	$757	7.0%
2013	894	8.3%	2019	492	4.6%
2014	1,207	11.2%	2020	448	4.2%
2015	1,799	16.7%	2021	838	7.8%
2016	2,019	18.8%	2022	743	6.9%
2017	2,038	18.9%	2023 and thereafter	7,487	69.5%
Total	$10,765	100.0%	Total	$10,765	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Annuities	$23	$11	$12
Retirement Plan Services	11	5	5
Life Insurance	119	54	63
Group Protection	8	3	5
Other Operations	4	2	3
Total (1)	$165	$75	$88

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2017 and 2016,  alternative investments included investments in 224 and 202 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2017 and 2016, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $9 million and $7 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Fixed maturity AFS securities	$4,163	$4,138	$4,079
Equity AFS securities	12	11	9
Trading securities	94	100	107
Mortgage loans on real estate	440	422	395
Real estate	2	2	4
Policy loans	135	140	152
Invested cash	11	14	3
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	139	120	105
Alternative investments (2)	165	75	88
Consent fees	6	5	5
Other investments	2	5	5
Investment income	5,169	5,032	4,952
Investment expense	(179)	(158)	(125)
Net investment income	$4,990	$4,874	$4,827

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Years Ended December 31,
	2017	2016	2015
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.55%	4.70%	4.84%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.14%	0.12%	0.11%
Alternative investments	0.16%	0.08%	0.09%
Net investment income yield on invested assets	4.85%	4.90%	5.04%

	For the Years Ended December 31,
	2017	2016	2015
Average invested assets at amortized cost	$102,844	$99,553	$95,780

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

The increase in prepayment and make-whole premiums when comparing 2017 to 2016 was attributable primarily to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Fixed maturity AFS securities: (1)
Gross gains	$19	$70	$43
Gross losses	(64)	(234)	(99)
Equity AFS securities:
Gross gains	6	7	3
Gross losses	-	(1)	-
Gain (loss) on other investments	(12)	(68)	(9)
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(21)	(24)	(26)
Total realized gain (loss) related to
certain investments, pre-tax	$(72)	$(250)	$(88)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2017 and 2016, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(13)	$(80)	$(45)
ABS	(2)	(5)	(7)
RMBS	(2)	(11)	(7)
CMBS	(2)	(2)	(1)
State and municipal bonds	(1)	(3)	-
Total fixed maturity securities	(20)	(101)	(60)
Equity securities	-	(1)	-
Gross OTTI recognized in net income (loss)	(20)	(102)	(60)
Associated amortization of DAC,
VOBA, DSI and DFEL	2	-	6
Net OTTI recognized in net income	$(18)	$(102)	$(54)
(loss), pre-tax

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$55	$30
Change in DAC, VOBA, DSI and DFEL	-	(12)	(4)
Net portion of OTTI recognized in OCI,	$-	$43	$26
pre-tax

The $20 million of impairments taken during 2017 were all credit-related impairments.  The decrease in write-downs for OTTI when comparing 2017 to 2016 was primarily attributable to the stabilization of certain corporate bond holdings within the energy and other commodity sectors that experienced deteriorating fundamentals in prior years.  The decrease in OTTI recognized in OCI was primarily attributable to the fair values and recovery values being more aligned on impaired securities resulting in a decline of the non-credit portion of the impairment.

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

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  As of December 31, 2017,  approximately 75%, or $3.7 billion, of our total reinsurance recoverable was secured by collateral for our benefit.  Of this amount, $3.3 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $297 million was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets and $59 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

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

For more information about reinsurance, see Notes 9 and 13 and “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Insurance Subsidiaries’ Statutory Capital and Surplus” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

 REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $788 million, $1.3 billion and $2.2 billion in 2017,  2016 and 2015, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Dividends from Subsidiaries
LNL	$954	$950	$1,121
First Penn-Pacific	20	20	54
Lincoln Investment Management Company	20	40	-
Lincoln National Management Corporation	75	25	-
Total dividends from subsidiaries	$1,069	$1,035	$1,175

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$122	$96	$112

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$60	$34	$28

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

Restrictions on Dividends from Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, the Lincoln Life & Annuity Company of New York (“LLANY”), a New York-domiciled insurance company, is bound by similar restrictions, under New York law, with the applicable statutory limitation on dividends equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

We expect our domestic insurance subsidiaries could pay dividends of approximately $1.3 billion in 2018 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  As of December 31, 2017, we completed the phased in increase in reserves over five years, for a total of $450 million.

As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of December 31, 2017, and reported in the credit facilities table in Note 12, was approximately $2.6 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019, $260 million will expire in 2021, and $2.0 billion relates to arrangements that will expire by 2031).  Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.0 billion to finance a portion of the excess reserves as of December 31, 2017; of this amount, $2.0 billion involve exposure to VIEs.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

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

Details underlying debt and financing activities (in millions) for the year ended December 31, 2017, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$-	$-	$-	$-	$450	$450

Long-Term Debt
Senior notes	$3,888	$-	$-	$(4)	$(197)	$3,687
Bank borrowing	250	-	-	-	(250)	-
Capital securities (3)	1,207	-	-	-	-	1,207
Total long-term debt	$5,345	$-	$-	$(4)	$(447)	$4,894

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums and amortization of debt issuance costs, as applicable.

(2)	Consists of a $200 million 7% fixed-rate senior note maturing on March 15, 2018, and a $250 million floating-rate senior note maturing on June 6, 2018.
(3)	To hedge the variability in rates, we have purchased forward starting interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

As of December 31, 2017, the holding company had available liquidity of $605 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Notes 12 and 24.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of December 31, 2017.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

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

As of February 16, 2018, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa1	A-
(7th of 22)	(8th of 21)	(8th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1+ to D

As of February 16, 2018, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit were as follows:

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

All ratings are on outlook stable, except Fitch ratings, which are on outlook positive.  All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we can maintain these ratings.  Each rating should be evaluated independently of any other rating.

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2018, and June 30, 2018.  For more information, see “Part I – Item 1A. Risk Factors – Covenants and Ratings – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.”

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of December 31, 2017, the holding company had a net outstanding receivable (payable) of $(25) million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of December 31, 2017.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of December 31, 2017, our insurance subsidiaries had investments with a carrying value of $3.7 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  During 2017, our payables for collateral on derivative investments decreased by $129 million due primarily to increasing interest rates and fluctuations in equity markets that decreased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Dividends to common stockholders	$259	$236	$202
Repurchase of common stock	725	879	900
Total cash returned to stockholders	$984	$1,115	$1,102

Number of shares repurchased	10.383	19.313	15.993
Average price per share	$69.83	$45.51	$56.30

On October 31, 2017, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.29 to $0.33 per share.  Additionally, we may repurchase additional shares of common stock during  2018 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities.”

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Debt service (interest paid)	$257	$285	$273
Capital contribution to subsidiaries	60	-	75
Total	$317	$285	$348

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

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2017, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$18,397	$34,878	$28,563	$101,363	$183,201
Short-term and long-term debt (2)	450	587	600	3,486	5,123
Reserve financing and LOC expenses (3)	69	139	129	454	791
Payables for collateral on investments (4)	3,280	-	-	-	3,280
Operating leases (5)	40	73	63	80	256
Capital leases (5)	7	142	125	28	302
Football stadium naming rights (6)	8	15	16	-	39
Retirement and other plans (7)	112	215	215	508	1,050
Total	$22,363	$36,049	$29,711	$105,919	$194,042

(1)

Estimates are based on financial projections over 40 years.  New business issued, business acquired, changes to or variance from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially.  See Note 1 for details of what these liabilities include and represent.

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
(7)

Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2027 and known payments under deferred compensation arrangements.  In addition to these benefit payments, we periodically fund the employees’ defined benefit plans.  The majority of contributions and benefit payments are made by our insurance subsidiaries with little effect on holding company cash flow.  See Note 17 for additional information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $11 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2017, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$350	$2,500	$2,013	$4,863
Investment commitments	609	182	323	154	1,268
Total	$609	$532	$2,823	$2,167	$6,131

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk.  The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying Notes presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates.  We are exposed to interest rate risk arising from our fixed maturity securities and interest sensitive liabilities.

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2017:

								Estimated
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate Sensitive Assets
Available-for-sale securities:
Fixed interest rate securities	$3,197	$4,146	$4,401	$5,115	$4,315	$64,281	$85,455	$93,142
Average interest rate	5.0%	5.4%	4.8%	4.4%	4.0%	4.7%	4.7%
Variable interest rate securities	$20	$28	$20	$93	$94	$1,283	$1,538	$1,698
Average interest rate	3.3%	5.2%	4.8%	6.1%	4.2%	5.2%	5.2%
Trading securities:
Fixed interest rate securities	$162	$304	$91	$35	$21	$766	$1,379	$1,564
Average interest rate	6.1%	6.8%	6.1%	4.3%	6.9%	6.3%	6.3%
Variable interest rate securities	$-	$-	$-	$-	$-	$46	$46	$56
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	6.9%	6.9%
Mortgage loans on real estate:
Commercial mortgage loans	$757	$492	$448	$838	$743	$7,484	$10,762	$10,877
Average interest rate	5.6%	5.0%	5.0%	4.7%	4.4%	4.0%	4.3%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$2,221	$2,689	$2,782	$3,237	$2,744	$22,214	$35,887	$37,712
Average interest rate (1)	4.8%	5.0%	4.5%	4.2%	3.8%	4.1%	4.3%
Debt	$450	$287	$300	$300	$300	$3,486	$5,123	$5,494
Average interest rate	4.6%	8.8%	6.3%	4.9%	4.2%	4.7%	5.0%
Rate Sensitive Derivative
Financial Instruments
Interest rate and foreign
currency swaps:
Pay variable/receive fixed	$2,080	$838	$43	$383	$560	$18,569	$22,473	$529
Average pay rate	1.4%	1.8%	2.4%	1.3%	2.0%	1.6%	1.6%
Average receive rate	0.9%	1.9%	2.8%	2.2%	3.5%	2.8%	2.6%
Pay fixed/receive variable	$1,137	$2	$326	$550	$1,074	$8,918	$12,007	$(216)
Average pay rate	1.8%	3.9%	3.8%	1.8%	2.0%	2.9%	2.7%
Average receive rate	1.5%	2.5%	1.5%	1.4%	1.4%	1.8%	1.7%
Interest rate cap corridors	$3,250	$8,250	$8,750	$8,000	$1,000	$13,500	$42,750	$6
Average buy strike rate (2)	6.8%	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
Average sell strike rate (2)	10.8%	11.0%	11.0%	11.0%	11.0%	11.0%	11.0%
Forward swap curve	2.5%	2.5%	2.5%	2.6%	2.6%	2.7%	2.6%
Reverse Treasury locks:
10-year on-the-run Treasury	$260	$-	$-	$-	$-	$-	$260	$(1)
Average strike rate	2.4%	0.0%	0.0%	0.0%	0.0%	0.0%	2.4%
Forward CMT curve (3)	2.5%	0.0%	0.0%	0.0%	0.0%	0.0%	2.5%
30-year on-the-run Treasury	$800	$410	$15	$-	$-	$-	$1,225	$23
Average strike rate	2.8%	2.9%	2.9%	0.0%	0.0%	0.0%	2.9%
Forward CMT curve (3)	2.8%	2.8%	2.9%	0.0%	0.0%	0.0%	2.8%
Interest rate futures:
2-year Treasury notes	$136	$-	$-	$-	$-	$-	$136	$-
5-year Treasury notes	242	-	-	-	-	-	242	-
10-year Treasury notes	55	-	-	-	-	-	55	-
Treasury bonds	39	-	-	-	-	-	39	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the 7-year and 10-year constant maturity swap.
(3)	The Constant Maturity Treasury (“CMT”) curve is the applicable 10-year or 30-year CMT forward curve.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2016:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Available-for-sale securities	$84,656	$89,213
Trading securities	1,597	1,712
Mortgage loans on real estate	9,889	9,853
Investment type insurance contracts (1)	36,670	37,786
Debt	5,123	5,679
Interest rate and foreign currency swaps	29,719	446
Interest rate cap corridors	44,375	22
Reverse Treasury locks	1,935	(18)
Interest rate futures	503	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2017, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Annuities (1)	$(12)	$15
Retirement Plan Services	1	(2)
Life Insurance	12	(12)
Group Protection	1	(1)
Other Operations	-	-
Income (loss) from operations	$2	$-

(1)	Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

For purposes of this estimate, we assumed asset purchases are made at prevailing new money rates and exclude impact of pre-investments, asset sales, calls and prepayments, new business, unlocking, persistency, hedge program performance or customer behavior caused by the interest rate changes.  This estimate used the new 21% marginal corporate income tax rate.

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

The following provides detail on the percentage differences between the December 31, 2017, interest rates being credited to contract holders based on the fourth quarter of 2017 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,841	$12,822	$33,221	$54,884	72.5%
Up to 0.50%	2,696	865	252	3,813	5.0%
0.51% to 1.00%	4,266	1,067	129	5,462	7.2%
1.01% to 1.50%	3,079	211	-	3,290	4.3%
1.51% to 2.00%	263	-	132	395	0.5%
2.01% to 2.50%	33	-	-	33	0.0%
2.51% to 3.00%	7	-	-	7	0.0%
3.01% or greater	1	-	-	1	0.0%
Occurring after the next twelve months (4)	1,378	-	-	1,378	1.8%
Total discretionary rate setting products	20,564	14,965	33,734	69,263	91.3%
Other contracts (5)	2,880	3,759	-	6,639	8.7%
Total account values	$23,444	$18,724	$33,734	$75,902	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	43.0%	85.7%	98.5%	79.2%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 45  basis points, 9 basis points and 1 basis point in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 107 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 12% are scheduled to reset in more than one year but not more than two years; 10% are scheduled to reset in more than two years but not more than three years; and 78% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 23 basis points in excess of average minimum guaranteed rates, and 69% of account values were already at their minimum guaranteed rates.

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

Long-Term New Money Investment Yield Sensitivity

New money rates continue to be at low levels and, as a result, require careful analysis when forecasting the future direction of changes in rates.  If we change our view of future new money rates and lower our current long-term new money investment yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(175) million to income (loss) from operations, using the new 21% marginal corporate income tax rate, due primarily to unlocking our DAC and VOBA assets.  This impact would be most pronounced in our Life Insurance segment.  The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption update, and, therefore, the actual amount of the loss may differ from our current estimate.  In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities.

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

Equity Market Risk

Equity market risk is the risk of financial loss due to changes in the value of equity securities or equity indices.  Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives.  Due to the use of our RTM process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in the MD&A for further discussion of the effects of equity markets on our RTM.

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

Equity Assets

While we invest in equity assets with the expectation of achieving higher returns than would be available in our core fixed-income investments, the returns on and values of these equity investments are subject to somewhat greater market risk than our fixed-income investments.  These investments, however, add diversification benefits to our fixed-income investments.

Derivatives Hedging Equity Market Risk

We enter into derivative transactions to hedge our exposure to equity market risk.  Such derivatives include over-the-counter equity options, total return swaps, variance swaps, and equity futures.  See Note 6 for additional information on our derivatives used to hedge our exposure to equity market fluctuations.

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2017				As of December 31, 2016
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$237	$237	$24	$(24)	$266	$266
Foreign equities	9	9	1	(1)	9	9
Total equity securities	246	246	25	(25)	275	275
Real estate	11	12	1	(1)	24	26
Hedge funds	239	239	24	(24)	271	271
Private equities	1,224	1,224	122	(122)	998	998
Tax credits	31	31	3	(3)	37	37
Other equity interests	3	3	-	-	4	4
Total equity assets	$1,754	$1,755	$175	$(175)	$1,609	$1,611
Derivatives Hedging Equity
Market Risk
Call options (based on S&P 500)	$8,787	$475	$107	$(113)	$8,134	$322
Equity futures	1,689	-	(28)	27	1,394	-
Put options	9,033	(271)	(54)	76	8,499	(205)
Total return swaps	9,384	(177)	(526)	556	9,106	(172)
Variance swaps	3	(15)	2	3	4	(13)
Total derivatives hedging
equity market risk	$28,896	$12	$(499)	$549	$27,137	$(68)

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through both our deferred and stock-based incentive compensation plans.  For additional information on our deferred and stock-based incentive compensations plans, see Notes 17 and 18, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2017, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million.  For purposes of this estimate, we excluded any effect related to net flows, unlocking, persistency, hedge program performance, customer behavior or reduction in account values attributable to contract holder assessments and used the new 21% marginal corporate income tax rate.

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

Credit Risk

Credit risk is the risk to earnings and capital that arises from uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms.  We are exposed to credit risk primarily by our investments in corporate bonds and mortgage loans on real estate and through our use of derivatives.

Investments

The majority of our credit risk is concentrated in investment holdings.  Our portfolio of invested assets was $113.1 billion and $106.7 billion as of December 31, 2017 and 2016, respectively.  Of this total, $83.6 billion and $78.4 billion consisted of corporate bonds and $10.8 billion and $9.9 billion consisted of mortgage loans on real estate as of December 31, 2017 and 2016, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

Derivatives

We are exposed to counterparty credit risk through our various derivative contracts.  We depend on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under various derivatives agreements.  In order to minimize the risk of default losses, we diversify our exposures among several dealers and limit the amount of exposure to each in accordance with the credit rating of each dealer or its guarantor.  We generally limit our selection of counterparties that are obligated under these derivative contracts to those with an “A” credit rating or above.  See Note 6 for additional information on managing the credit risk of our counterparties.

We are also exposed to credit risk through the use of certain derivatives.  We buy credit default swaps to minimize our exposure to credit-related events with respect to a single entity or referenced index.  We also sell credit default swaps to offer credit protection to our contract holders and investors with respect to a single entity or referenced index.  See Note 6 for additional information on our use of credit derivatives.

Foreign Currency Exchange Risk

Foreign Currency Denominated Investments

Foreign currency exchange risk is the risk of financial loss due to changes in the relative value between currencies.  We have foreign currency exchange risk in our non-U.S. dollar denominated investments, which primarily consist of fixed maturity securities.  The currency risk is hedged using foreign currency derivatives of the same currency as the foreign denominated security.

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities.  We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies.  For each of our fixed maturity securities denominated in a foreign currency, we use a cross currency swap to convert both the principal and interest cash flows to a U.S. dollar basis, therefore fully hedging the foreign currency exposure of the associated cash flows.  See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

See Note 6 for additional information on our foreign currency swaps used to hedge our exposure to foreign currency exchange risk.

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

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

See accompanying Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lincoln National Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).  In our opinion, Lincoln National Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 22, 2018

See accompanying Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”),  the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, in 2017 the Company changed its method of accounting for goodwill impairment.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Philadelphia, Pennsylvania

February 22, 2018

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2017	2016
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2017 – $86,993; 2016 – $84,287)	$94,840	$89,013
Variable interest entities’ fixed maturity securities (amortized cost: 2017 – $0; 2016 – $200)	-	200
Equity securities (cost: 2017 – $247; 2016 – $260)	246	275
Trading securities	1,620	1,712
Mortgage loans on real estate	10,762	9,889
Real estate	11	24
Policy loans	2,399	2,451
Derivative investments	915	927
Other investments	2,296	2,230
Total investments	113,089	106,721
Cash and invested cash	1,628	2,722
Deferred acquisition costs and value of business acquired	8,403	9,134
Premiums and fees receivable	396	430
Accrued investment income	1,078	1,062
Reinsurance recoverables	4,907	5,265
Funds withheld reinsurance assets	593	617
Goodwill	1,368	2,273
Other assets	6,082	5,006
Separate account assets	144,219	128,397
Total assets	$281,763	$261,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$22,887	$21,576
Other contract holder funds	80,209	78,903
Short-term debt	450	-
Long-term debt	4,894	5,345
Reinsurance related embedded derivatives	57	53
Funds withheld reinsurance liabilities	1,761	1,976
Deferred gain on business sold through reinsurance	1	24
Payables for collateral on investments	4,417	4,995
Other liabilities	5,546	5,880
Separate account liabilities	144,219	128,397
Total liabilities	264,441	247,149

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 218,090,114 and 226,335,105 shares
issued and outstanding as of December 31, 2017, and December 31, 2016, respectively	5,693	5,869
Retained earnings	8,399	7,043
Accumulated other comprehensive income (loss)	3,230	1,566
Total stockholders’ equity	17,322	14,478
Total liabilities and stockholders’ equity	$281,763	$261,627

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Insurance premiums	$3,256	$2,987	$3,246
Fee income	5,619	5,244	5,045
Net investment income	4,990	4,874	4,827
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(18)	(145)	(80)
Portion of loss recognized in other comprehensive income	-	43	26
Net other-than-temporary impairment losses on securities recognized in earnings	(18)	(102)	(54)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(152)	(237)	(97)
Total realized gain (loss)	(170)	(339)	(151)
Amortization of deferred gain on business sold through reinsurance	23	73	74
Other revenues	539	491	531
Total revenues	14,257	13,330	13,572
Expenses
Interest credited	2,590	2,564	2,508
Benefits	5,160	4,692	5,044
Commissions and other expenses	4,176	4,277	4,318
Interest and debt expense	253	331	272
Strategic digitization expense	43	8	-
Impairment of intangibles	905	-	-
Total expenses	13,127	11,872	12,142
Income (loss) before taxes	1,130	1,458	1,430
Federal income tax expense (benefit)	(949)	266	276
Net income (loss)	2,079	1,192	1,154
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	1,643	709	(2,229)
Foreign currency translation adjustment	13	(22)	(2)
Funded status of employee benefit plans	8	34	(20)
Total other comprehensive income (loss), net of tax	1,664	721	(2,251)
Comprehensive income (loss)	$3,743	$1,913	$(1,097)

Net Income (Loss) Per Common Share
Basic	$9.36	$5.09	$4.60
Diluted	$9.22	$5.03	$4.51

Cash Dividends Declared Per Common Share	$1.20	$1.04	$0.85

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	For the Years Ended December 31,
	2017	2016	2015

Common Stock
Balance as of beginning-of-year	$5,869	$6,298	$6,622
Stock compensation/issued for benefit plans	94	70	88
Retirement of common stock/cancellation of shares	(270)	(499)	(412)
Balance as of end-of-year	5,693	5,869	6,298

Retained Earnings
Balance as of beginning-of-year	7,043	6,474	6,022
Net income (loss)	2,079	1,192	1,154
Retirement of common stock	(455)	(380)	(488)
Common stock dividends declared	(268)	(243)	(214)
Balance as of end-of-year	8,399	7,043	6,474

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	1,566	845	3,096
Other comprehensive income (loss), net of tax	1,664	721	(2,251)
Balance as of end-of-year	3,230	1,566	845
Total stockholders’ equity as of end-of-year	$17,322	$14,478	$13,617

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$2,079	$1,192	$1,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	16	143	(119)
Trading securities purchases, sales and maturities, net	121	168	146
Change in premiums and fees receivable	34	(54)	97
Change in accrued investment income	(16)	8	(21)
Change in future contract benefits and other contract holder funds	(1,720)	(1,024)	991
Change in reinsurance related assets and liabilities	128	226	(252)
Change in federal income tax accruals	(1,119)	69	61
Realized (gain) loss	170	339	151
Amortization of deferred gain on business sold through reinsurance	(23)	(73)	(74)
Impairment of intangibles	905	-	-
Other	213	278	109
Net cash provided by (used in) operating activities	788	1,272	2,243

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(10,148)	(11,113)	(9,429)
Sales of available-for-sale securities	1,612	2,959	1,351
Maturities of available-for-sale securities	5,886	5,364	4,408
Purchases of alternative investments	(357)	(302)	(324)
Sales and repayments of alternative investments	184	238	177
Issuance of mortgage loans on real estate	(2,058)	(2,155)	(1,959)
Repayment and maturities of mortgage loans on real estate	1,184	942	853
Issuance and repayment of policy loans, net	51	92	125
Net change in collateral on investments and derivatives	(429)	415	578
Proceeds from sale of subsidiary/business	-	-	75
Other	(113)	(106)	(78)
Net cash provided by (used in) investing activities	(4,188)	(3,666)	(4,223)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(600)	(250)
Issuance of long-term debt, net of issuance costs	-	395	298
Payment related to early extinguishment of debt	-	(59)	-
Proceeds from sales leaseback transaction	62	85	47
Deposits of fixed account values, including the fixed portion of variable	10,797	10,053	10,769
Withdrawals of fixed account values, including the fixed portion of variable	(5,825)	(5,505)	(6,126)
Transfers to and from separate accounts, net	(1,787)	(1,308)	(2,474)
Common stock issued for benefit plans	46	26	47
Repurchase of common stock	(725)	(879)	(900)
Dividends paid to common stockholders	(262)	(238)	(204)
Net cash provided by (used in) financing activities	2,306	1,970	1,207

Net increase (decrease) in cash and invested cash	(1,094)	(424)	(773)
Cash and invested cash as of beginning-of-year	2,722	3,146	3,919
Cash and invested cash as of end-of-year	$1,628	$2,722	$3,146

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

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary.  We use the equity method of accounting to recognize all of our investments in limited liability partnerships.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of identifiable net assets acquired as goodwill.  Goodwill is not amortized, but is reviewed for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Prior to October 1, 2017, we performed a two-step test in our evaluation of the carrying value of goodwill for each of our reporting units.  In Step 1 of the evaluation, if the fair value estimate of the reporting unit was greater than the carrying value, then the carrying value of the reporting unit was deemed to be recoverable, and Step 2 was not required.  If the fair value estimate was less than the carrying value, we applied Step 2 to determine the implied fair value of goodwill for the reporting unit.  If the implied fair value of the reporting unit’s goodwill was lower than its carrying amount, goodwill was impaired and written down to its fair value.

Effective with our early adoption of new accounting guidance for goodwill impairment during the fourth quarter of 2017, as discussed in Note 2, we perform a quantitative goodwill impairment test where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable.  If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value; and a charge is reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss).  The results of one goodwill impairment test on one reporting unit cannot subsidize the results of another reporting unit.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends.  The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.  As of December 31, 2017 and 2016, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $57 million, $59 million and $67 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Deferred Gain on Business Sold Through Reinsurance

Our reinsurance operations were acquired by Swiss Re Life & Health America, Inc. (“Swiss Re”) in December 2001 through a series of indemnity reinsurance transactions.  We recognized the gain related to these transactions over the period over which the majority of the earnings were expected to emerge, and the deferred gain was fully amortized in 2017.

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

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2015 through 2017 ranged from 1% to 10%.

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

Stock-Based Compensation

In general, we expense the fair value of stock awards included in our incentive compensation plans.  As of the date our stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock.  The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in stockholders’ equity.  We apply an estimated forfeiture rate to our accrual of compensation cost.  We classify certain stock awards as liabilities.  For these awards, the settlement value is classified as a liability on our Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period. Stock-based compensation expense is reflected in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

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

2.    New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the FASB and the impact of the adoption on our financial statements:

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

Early adopted as of October 1, 2016

We recognized an income tax benefit of $8 million in federal income tax expense (benefit) in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016.  The income tax benefit included a reclassification of $3 million from additional paid-in capital for the nine months ended September 30, 2016, as the transition guidance required us to reflect any adjustment as of January 1, 2016.

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
ASU 2017-04, Simplifying the Test for Goodwill Impairment

These amendments eliminate the requirement in current GAAP to perform Step 2 of the goodwill impairment test in favor of only applying a quantitative test (referred to in previous guidance as Step 1).  As part of the quantitative test, the fair value of the reporting unit is compared with its carrying value, and an impairment charge is recognized when the carrying value exceeds the reporting unit’s fair value.  An entity still has the option to first perform a qualitative assessment of an individual reporting unit to determine if the quantitative assessment is necessary.  ASU 2017-04 should be adopted prospectively, and early adoption is permitted on impairment testing dates after January 1, 2017.

.

Early adopted as of our October 1, 2017 goodwill impairment measurement date. There were no impairment indicators during the first three quarters of 2017.

We recognized a goodwill impairment of $905 million during the fourth quarter of 2017 related to our Life Insurance segment reported in the impairment of intangibles line item on our Consolidated Statements of Comprehensive Income (Loss).  For more information regarding our goodwill impairment, see Note 10.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new accounting standards that may have an impact on our financial statements when adopted:

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers

This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods and services.  The amendments define a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation.  Although these amendments will supersede nearly all existing revenue recognition guidance under GAAP, ASU 2014-09 will not amend the accounting for insurance and investment contracts recognized in accordance with ASC Topic 944, Financial Services – Insurance, leases, financial instruments and guarantees.  Retrospective, or modified retrospective, application is required.

January 1, 2018

Our revenue within the scope of this standard primarily includes commissions and advisory fees earned by our broker dealer operation.  We will adopt this ASU using the modified retrospective method.  The adoption of ASU 2014-09 will not have a material impact on our consolidated financial condition or results of operations.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

These amendments require, among other things, the fair value measurement of investments in equity securities and certain other ownership interests that do not result in consolidation and are not accounted for under the equity method of accounting.  The change in fair value of the impacted investments in equity securities must be recognized in net income in the period of the change in fair value.  In addition, the amendments include certain enhancements to the presentation and disclosure requirements for financial assets and financial liabilities.  Early adoption of the ASU is generally not permitted, except as defined in the ASU.  The amendments will be adopted in the financial statements through a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption.  Financial statement disclosures will be updated prospectively.

January 1, 2018

The current carrying value of our equity securities within the scope of ASU 2016-01 is $110 million. Upon adoption, we will prospectively recognize the change in fair value of these equity securities in current period earnings.  The cumulative effective adjustment of adopting ASU 2016-01 will not have a material impact on our consolidated financial condition.

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

January 1, 2019

We continue to gather information to determine our leases that are within the scope of this standard.  We do not expect there to be a significant difference in our pattern of lease expense recognition under this ASU.

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

		January 1, 2018	See comments under ASU 2014-09 for more information.
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

		January 1, 2018	See comments under ASU 2014-09 for more information.
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

		January 1, 2018	See comments under ASU 2014-09 for more information.
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

January 1, 2020

We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations, with a primary focus on our fixed maturity securities, mortgage loans and reinsurance recoverables.

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

		January 1, 2018	We will amend classifications in our Consolidated Statements of Cash Flows upon adoption of this ASU

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
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

		January 1, 2018	This amendment is not expected to have a material impact on our consolidated financial condition or results of operations.
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

		January 1, 2018	See comments under ASU 2014-09 for more information.
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

		January 1, 2018	The adoption of this ASU will not have an effect on our consolidated financial condition or results of operations.
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

		January 1, 2019	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition or results of operations.
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

		January 1, 2018	The impacts of adopting this standard are prospective. The adoption of this ASU will not impact our consolidated financial condition or results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities

These amendments change both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  These amendments retain the threshold of highly effective for hedging relationships, remove the requirement to bifurcate between the portions of the hedging relationship that are effective and ineffective, record hedge item and hedging instrument results in the same financial statement line item, require quantitative assessment initially for all hedging relationships unless the hedging relationship meets the definition of either the shortcut method or critical terms match method and allow the contractual specified index rate to be designated as the hedged risk in a cash flow hedge of interest rate risk of a variable rate financial instrument.  These amendments also eliminate the benchmark interest rate concept for variable rate instruments.  Early adoption is permitted.

		January 1, 2019	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition or results of operations.
ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

These amendments allow a reclassification from AOCI to retained earnings for stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act (the “Tax Act”) of 2017.  An entity that elects to reclassify these amounts must reclassify the stranded tax effects related to the change in the federal corporate income tax rate for all items accounted for in OCI.  Additional disclosures will be required for entities that elect to reclassify stranded tax effects.  The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and early adoption is permitted.  An entity that elects to early adopt in an annual or interim period after the period of enactment can choose to apply the ASU retrospective to each period impacted or in the period of adoption.

		January 1, 2018	Upon adoption of this ASU, we will reclassify approximately $600 million of stranded tax effects resulting from the new federal income rate from AOCI to retained earnings.

3.  Dispositions

Lincoln Financial Media Company

On July 16, 2015, we closed on the sale of Lincoln Financial Media Company to Entercom Communications Corp. (“Entercom Parent”) and Entercom Radio, LLC.  We received $75 million in cash, net of transaction expenses, and $28 million face amount of perpetual cumulative convertible preferred stock of Entercom Parent.  During 2015, we recognized a loss of $2 million, after-tax, reflected within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) related to finalizing the transaction.

4.  Variable Interest Entities

Consolidated VIEs

Credit-Linked Notes

We invested in the Class 1 notes of a credit-linked note (“CLN”) structure, which represented a special purpose trust combining ABS with credit default swaps to produce multi-class structured securities.

Because the note holders did not have voting rights or similar rights, we determined that  the entity issuing the CLN was a VIE, and as a note holder, our interest represented a variable interest.  We had the power to direct the most significant activity affecting the performance of the CLN structure and we had the ability to actively manage the reference portfolios underlying the credit default swaps.  We concluded that we were the primary beneficiary of the VIE associated with the CLN.

As of March 2017,  our $200 million CLN matured ending our exposure to this VIE.  We no longer reflect the assets and liabilities associated with this VIE on our Consolidated Balance Sheets or recognize the results of operations of this VIE on our Consolidated Statements of Comprehensive Income (Loss).

Reinsurance Related Notes

In July 2013, we formed a new limited liability company, Lincoln Financial Limited Liability Company I (“LFLLCI”), and we became the sole equity owner of LFLLCI through our capital contribution.  The activities of LFLLCI relate solely to our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and are primarily to acquire, hold and issue notes with LRCVV as well as pay and collect interest on the notes.  LFLLCI holds a surplus note issued by LRCVV that had an outstanding principal balance of $573 million as of December 31, 2017.  LFLLCI issued a long-term note to LRCVV that has a principal balance that moves concurrently with any variability in the face amount of the surplus note LFLLCI received from LRCVV.  We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2017			As of December 31, 2016
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans (1)	N/A	$-	$-	N/A	$-	$200
Total return swap	1	573	-	1	533	-
Credit default swaps	-	-	-	1	200	-
Total assets	1	$573	$-	2	$733	$200

(1)	Reported in variable interest entities’ fixed maturity securities on our Consolidated Balance Sheets.

As described more fully in Note 1, we regularly review our investment holdings for OTTI.  Based upon our review of our VIE AFS fixed maturity security for OTTI, there was no impairment prior to maturity in March 2017.

The gains (losses) for the consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2017	2016
Non-Qualifying Hedges
Credit default swaps	$-	$4
Contingent forwards	-	-
Total non-qualifying hedges (1)	$-	$4

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

Reinsurance Related Notes

Effective September 30, 2014, we entered into a new transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments.  We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries.  The outstanding principal balance of this long-term senior note was $854 million as of December 31, 2017, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.  The VIE has entered into a total return swap with an unaffiliated third-party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  As of December 31, 2017, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.5 billion and $1.3 billion as of December 31, 2017 and 2016, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $31 million and $37 million as of December 31, 2017 and 2016, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were $3 million for the years ended December 31, 2017 and 2016.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of December 31, 2017.

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$75,701	$6,862	$354	$(7)	$82,216
ABS	903	51	7	(27)	974
U.S. government bonds	527	41	1	-	567
Foreign government bonds	395	56	-	-	451
RMBS	3,327	155	39	(22)	3,465
CMBS	590	10	2	(2)	600
CLOs	803	2	2	(5)	808
State and municipal bonds	4,172	953	6	-	5,119
Hybrid and redeemable preferred securities	575	87	22	-	640
Total fixed maturity securities	86,993	8,217	433	(63)	94,840
Equity securities	247	16	17	-	246
Total AFS securities	$87,240	$8,233	$450	$(63)	$95,086

	As of December 31, 2016
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities:
Corporate bonds	$73,275	$4,754	$970	$(5)	$77,064
ABS	1,047	39	14	(13)	1,085
U.S. government bonds	384	37	2	-	419
Foreign government bonds	449	58	1	-	506
RMBS	3,534	147	73	(6)	3,614
CMBS	345	8	4	(1)	350
CLOs	742	1	3	(4)	744
State and municipal bonds	3,929	718	20	-	4,627
Hybrid and redeemable preferred securities	582	70	48	-	604
VIEs’ fixed maturity securities	200	-	-	-	200
Total fixed maturity securities	84,487	5,832	1,135	(29)	89,213
Equity securities	260	19	4	-	275
Total AFS securities	$84,747	$5,851	$1,139	$(29)	$89,488

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2017, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,214	$3,252
Due after one year through five years	18,154	18,801
Due after five years through ten years	17,044	17,717
Due after ten years	42,958	49,223
Subtotal	81,370	88,993
Structured securities (ABS, MBS, CLOs)	5,623	5,847
Total fixed maturity AFS securities	$86,993	$94,840

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$4,854	$68	$4,893	$288	$9,747	$356
ABS	62	1	151	15	213	16
U.S. government bonds	156	-	19	1	175	1
RMBS	302	4	641	36	943	40
CMBS	113	-	60	3	173	3
CLOs	281	2	72	-	353	2
State and municipal bonds	34	-	93	6	127	6
Hybrid and redeemable
preferred securities	20	-	126	22	146	22
Total fixed maturity securities	5,822	75	6,055	371	11,877	446
Equity securities	22	14	8	3	30	17
Total AFS securities	$5,844	$89	$6,063	$374	$11,907	$463

Total number of AFS securities in an unrealized loss position						1,128

	As of December 31, 2016
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$15,820	$569	$3,187	$403	$19,007	$972
ABS	201	4	298	25	499	29
U.S. government bonds	18	2	-	-	18	2
Foreign government bonds	29	1	-	-	29	1
RMBS	989	58	392	23	1,381	81
CMBS	190	4	19	2	209	6
CLOs	259	3	25	-	284	3
State and municipal bonds	227	12	47	8	274	20
Hybrid and redeemable
preferred securities	76	4	143	44	219	48
Total fixed maturity securities	17,809	657	4,111	505	21,920	1,162
Equity securities	4	2	44	2	48	4
Total AFS securities	$17,813	$659	$4,155	$507	$21,968	$1,166

Total number of AFS securities in an unrealized loss position						1,744

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$156	$57	$1	26
Six months or greater, but less than nine months	2	1	-	4
Nine months or greater, but less than twelve months	15	8	-	7
Twelve months or greater	215	78	10	49
Total	$388	$144	$11	86

	As of December 31, 2016
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$174	$52	$2	19
Nine months or greater, but less than twelve months	1	1	-	2
Twelve months or greater	364	167	10	62
Total	$539	$220	$12	83

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on AFS securities decreased $703 million for the year ended December 31, 2017.  As discussed further below, we believe the unrealized loss position as of December 31, 2017, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities; and (iv) we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2017, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2017, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of December 31, 2017, the unrealized losses associated with our MBS and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of December 31, 2017, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$430	$382	$380
Increases attributable to:
Credit losses on securities for which an OTTI
was not previously recognized	13	84	19
Credit losses on securities for which an OTTI
was previously recognized	7	17	16
Decreases attributable to:
Securities sold, paid down or matured	(72)	(53)	(33)
Balance as of end-of-year	$378	$430	$382

During 2017, 2016 and 2015, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of December 31, 2017
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$17	$7	$24	$31
ABS	182	27	209	109
RMBS	260	22	282	189
CMBS	14	2	16	41
CLOs	11	5	16	5
State and municipal bonds	-	-	-	3
Total	$484	$63	$547	$378

	As of December 31, 2016
		Net
		Unrealized		OTTI in
	Amortized	Gain/(Loss)	Fair	Credit
	Cost	Position	Value	Losses
Corporate bonds	$80	$5	$85	$77
ABS	212	13	225	112
RMBS	332	6	338	194
CMBS	29	1	30	39
CLOs	11	4	15	5
State and municipal bonds	2	-	2	3
Total	$666	$29	$695	$430

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2017	2016
Fixed maturity securities:
Corporate bonds	$1,335	$1,360
ABS	15	19
U.S. government bonds	115	164
Foreign government bonds	23	23
RMBS	86	97
CMBS	2	2
CLOs	3	6
State and municipal bonds	17	18
Hybrid and redeemable preferred securities	24	23
Total trading securities	$1,620	$1,712

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2017, 2016 and 2015, was $7 million, $(3) million and $(100) million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 21% and 20%, respectively, and Texas, which accounted for 12% and 11%, respectively, of mortgage loans on real estate as of December 31, 2017 and 2016.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31,
	2017	2016
Current	$10,762	$9,888
60 to 90 days past due	-	-
Greater than 90 days past due	3	2
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(2)
Unamortized premium (discount)	-	1
Total carrying value	$10,762	$9,889

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of December 31,
	2017	2016
Number of impaired mortgage loans on real estate	3	2

Principal balance of impaired mortgage loans on real estate	$11	$7
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(2)
Carrying value of impaired mortgage loans on real estate	$8	$5

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$2	$2	$3
Additions	1	1	-
Charge-offs, net of recoveries	-	(1)	(1)
Balance as of end-of-year	$3	$2	$2

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Average carrying value for impaired
mortgage loans on real estate	$6	$7	$17
Interest income recognized on impaired
mortgage loans on real estate	-	-	1
Interest income collected on impaired
mortgage loans on real estate	-	-	1

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of December 31, 2017			As of December 31, 2016
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$9,642	89.6%	2.26	$8,709	88.0%	2.16
65% to 74%	1,000	9.3%	1.94	1,009	10.2%	1.87
75% to 100%	112	1.0%	0.97	166	1.7%	0.82
Greater than 100%	8	0.1%	0.82	5	0.1%	1.04
Total mortgage loans on real estate	$10,762	100.0%		$9,889	100.0%

Alternative Investments

As of December 31, 2017 and 2016, alternative investments included investments in 224 and 202 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Fixed maturity AFS securities	$4,163	$4,138	$4,079
Equity AFS securities	12	11	9
Trading securities	94	100	107
Mortgage loans on real estate	440	422	395
Real estate	2	2	4
Policy loans	135	140	152
Invested cash	11	14	3
Commercial mortgage loan prepayment
and bond make-whole premiums	139	120	105
Alternative investments	165	75	88
Consent fees	6	5	5
Other investments	2	5	5
Investment income	5,169	5,032	4,952
Investment expense	(179)	(158)	(125)
Net investment income	$4,990	$4,874	$4,827

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Fixed maturity AFS securities: (1)
Gross gains	$19	$70	$43
Gross losses	(64)	(234)	(99)
Equity AFS securities:
Gross gains	6	7	3
Gross losses	-	(1)	-
Gain (loss) on other investments	(12)	(68)	(9)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(21)	(24)	(26)
Total realized gain (loss) related to certain investments, pre-tax	$(72)	$(250)	$(88)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(13)	$(80)	$(45)
ABS	(2)	(5)	(7)
RMBS	(2)	(11)	(7)
CMBS	(2)	(2)	(1)
State and municipal bonds	(1)	(3)	-
Total fixed maturity securities	(20)	(101)	(60)
Equity securities	-	(1)	-
Gross OTTI recognized in net income (loss)	(20)	(102)	(60)
Associated amortization of DAC, VOBA, DSI and DFEL	2	-	6
Net OTTI recognized in net income (loss), pre-tax	$(18)	$(102)	$(54)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$55	$30
Change in DAC, VOBA, DSI and DFEL	-	(12)	(4)
Net portion of OTTI recognized in OCI, pre-tax	$-	$43	$26

Determination of Credit Losses on Corporate Bonds and ABS

As of December 31, 2017 and 2016, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2017 and 2016,  96% and 95%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2017 and 2016, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.5 billion and $3.8 billion, respectively, and a fair value of $3.5 billion and  $3.7 billion, respectively.  As of December 31, 2017 and 2016, 98% and 96%, respectively, of the fair value of our ABS portfolio was rated investment grade.  As of December 31, 2017 and 2016, the portion of our ABS portfolio rated below investment grade had an amortized cost of $46 million and $91 million, respectively, and a fair value of $43 million and $75 million, respectively.  Based upon the analysis discussed above, we believed as of December 31, 2017 and 2016, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of December 31, 2017 and 2016, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of December 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$765	$765	$894	$894
Securities pledged under securities lending agreements (2)	222	213	216	209
Securities pledged under repurchase agreements (3)	530	588	535	589
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,900	4,235	3,350	4,947
Total payables for collateral on investments	$4,417	$5,801	$4,995	$6,639

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
Collateral payable for derivative investments	$(129)	$(493)	$(286)
Securities pledged under securities lending agreements	6	(26)	38
Securities pledged under repurchase agreements	(5)	(138)	66
Investments pledged for FHLBI	(450)	995	430
Total increase (decrease) in payables for collateral on investments	$(578)	$338	$248

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of December 31, 2017
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$280	$150	$530
Total	-	100	280	150	530
Securities Lending
Corporate bonds	222	-	-	-	222
Total	222	-	-	-	222
Total gross secured borrowings	$222	$100	$280	$150	$752

	As of December 31, 2016
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$389	$146	$535
Total	-	-	389	146	535
Securities Lending
Corporate bonds	212	-	-	-	212
Foreign government bonds	4	-	-	-	4
Total	216	-	-	-	216
Total gross secured borrowings	$216	$-	$389	$146	$751

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge.  As of December 31, 2017, the fair value of all collateral received that we are permitted to sell or re-pledge was $175  million.    As of December 31, 2017, we have re-pledged $174 million of this collateral to cover initial margin on certain derivative investments.

Investment Commitments

As of December 31, 2017, our investment commitments were $1.3 billion, which included $752 million of LPs, $196 million of private placement securities and $320 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2017 and 2016, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion and $1.5 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.0 billion and  $1.1 billion, respectively, or 1% of our invested assets portfolio.    These concentrations include both AFS and trading securities.

As of December 31, 2017 and 2016, our most significant investments in one industry were our investment securities in the consumer non-cyclical industry with a fair value of $15.0 billion and $13.7 billion, respectively, or 13% of our invested assets portfolio, and our investment securities in the utilities industry with a fair value of $14.3 billion and $13.2 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio.  These concentrations include both AFS and trading securities.

6.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, basis risk and credit risk.  We assess these risks by continually identifying and monitoring changes in our exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

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

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy.  These instruments are economic hedges unless otherwise noted and include:

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps designated and qualifying as cash flow hedges to hedge our exposure to interest rate fluctuations related to the forecasted purchases of certain assets and anticipated issuances of fixed-rate securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2017			As of December 31, 2016
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,007	$46	$84	$3,552	$68	$122
Foreign currency contracts (1)	1,804	79	79	1,177	153	10
Total cash flow hedges	4,811	125	163	4,729	221	132
Fair value hedges:
Interest rate contracts (1)	1,438	254	174	1,512	258	182
Non-Qualifying Hedges
Interest rate contracts (1)	72,937	657	127	70,290	985	701
Foreign currency contracts (1)	22	-	-	14	-	-
Equity market contracts (1)	31,090	562	557	28,315	541	616
Credit contracts (1)	52	-	-	66	-	-
Embedded derivatives:
GLB direct (2) (3)	-	903	-	-	-	371
GLB ceded (2) (3)	-	51	67	-	-	-
Reinsurance related (4)	-	-	57	-	-	53
Indexed annuity and IUL contracts (2) (5)	-	11	1,418	-	-	1,139
Total derivative instruments	$110,350	$2,563	$2,563	$104,926	$2,005	$3,194

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

Beginning in the first quarter 2017, consistent with changes enacted by the Chicago Mercantile Exchange (“CME”), the Company offset the variation margin payments with the derivative balances that are cleared through CME.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2017
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$7,998	$20,953	$31,378	$15,840	$1,213	$77,382
Foreign currency contracts (2)	22	247	423	1,090	44	1,826
Equity market contracts	18,746	9,692	485	15	2,152	31,090
Credit contracts	-	52	-	-	-	52
Total derivative instruments
with notional amounts	$26,766	$30,944	$32,286	$16,945	$3,409	$110,350

(1)	As of December 31, 2017, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of December 31, 2017, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$49	$132	$139
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	7	(205)	(258)
Foreign currency contracts	20	(10)	17
Change in foreign currency exchange rate adjustment	(137)	96	48
Change in DAC, VOBA, DSI and DFEL	2	3	2
Income tax benefit (expense)	38	41	66
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	4	5	(190)
Interest rate contracts (2)	(18)	(10)	1
Interest rate contracts (3)	-	1	-
Foreign currency contracts (1)	18	11	6
Foreign currency contracts (3)	9	7	-
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)	1
Income tax benefit (expense)	(4)	(5)	64
Balance as of end-of-period	$(29)	$49	$132

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$4	$5	$8
Interest rate contracts (2)	(18)	(10)	1
Interest rate contracts (3)	-	1	-
Foreign currency contracts (1)	18	11	6
Foreign currency contracts (3)	9	7	-
Total cash flow hedges	13	14	15
Fair value hedges:
Interest rate contracts (1)	(23)	(28)	(30)
Interest rate contracts (2)	27	32	32
Interest rate contracts (3)	7	16	(198)
Total fair value hedges	11	20	(196)
Non-Qualifying Hedges
Interest rate contracts (3)	103	181	304
Foreign currency contracts (3)	-	(14)	(11)
Equity market contracts (3)	(1,427)	(1,253)	(118)
Equity market contracts (4)	29	12	1
Credit contracts (3)	1	(5)	(6)
Embedded derivatives:
GLB (3)	1,055	582	(779)
Reinsurance related (3)	10	34	63
Indexed annuity and IUL contracts (3)	(400)	(120)	(57)
Total derivative instruments	$(605)	$(549)	$(784)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Offset to net investment income	$22	$16	$14
Offset to realized gain (loss)	9	8	-
Offset to interest and debt expense	(18)	(10)	1

As of December 31, 2017,  $14 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2017 and 2016, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of December 31, 2017
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2022	(3)	(4)	BBB+	1	$1	$52
					1	$1	$52

As of December 31, 2016
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Single name credit default swaps	3/20/2017 (5)	(6)	(4)	BBB+	2	$-	$40
					2	$-	$40

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody's, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of our credit default swaps.
(3)	Credit default swaps were entered into in order to hedge the liability exposure on certain variable annuity products.
(4)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.
(5)	These credit default swaps were sold to a counterparty of the consolidated VIEs discussed in Note 4.
(6)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	December 31,	December 31,
	2017	2016
Maximum potential payout	$52	$40
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$52	$40

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR.  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held.  As of December 31, 2017, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December  31, 2017, and December 31, 2016, our exposure was zero and $5 million, respectively.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2017		As of December 31, 2016
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$116	$(1)	$53	$(32)
A+	242	(453)	10	(217)
A	170	(120)	466	(381)
A-	237	(3)	67	-
BBB+	-	(4)	298	-
	$765	$(581)	$894	$(630)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,301	$965	$2,266
Gross amounts offset	(386)	-	(386)
Net amount of assets	915	965	1,880
Gross amounts not offset:
Cash collateral	(765)	-	(765)
Net amount	$150	$965	$1,115

Financial Liabilities
Gross amount of recognized liabilities	$955	$1,542	$2,497
Gross amounts offset	(296)	-	(296)
Net amount of liabilities	659	1,542	2,201
Gross amounts not offset:
Cash collateral	(581)	-	(581)
Net amount	$78	$1,542	$1,620

	As of December 31, 2016
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,470	$-	$1,470
Gross amounts offset	(543)	-	(543)
Net amount of assets	927	-	927
Gross amounts not offset:
Cash collateral	(894)	-	(894)
Net amount	$33	$-	$33

Financial Liabilities
Gross amount of recognized liabilities	$1,089	$1,563	$2,652
Gross amounts offset	(536)	-	(536)
Net amount of liabilities	553	1,563	2,116
Gross amounts not offset:
Cash collateral	(630)	-	(630)
Net amount	$(77)	$1,563	$1,486

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Current	$210	$88	$212
Deferred	(1,159)	178	64
Federal income tax expense (benefit)	$(949)	$266	$276

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Tax rate times pre-tax income	$396	$510	$501
Effect of:
Tax-preferred investment income	(280)	(196)	(197)
Tax credits	(29)	(28)	(26)
Change in uncertain tax positions	(17)	(14)	(2)
Excess tax benefits from share-based
compensation	(12)	(8)	-
Goodwill impairment	316	-	-
Deferred tax impact from the Tax Cuts
and Jobs Act	(1,322)	-	-
Other items	(1)	2	-
Federal income tax expense (benefit)	$(949)	$266	$276
Effective tax rate	-84%	18%	19%

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss).  The tax-preferred investment income relates primarily to the separate account dividends-received deduction.  The tax benefit associated with the separate account dividends-received deduction was $264 million,  $182 million and $192 million for the years ended December 31, 2017,  2016 and 2015.    Tax benefits for uncertain tax positions for the year ended December 31, 2017, were primarily attributable to the release of reserves for tax contingencies associated with a  prior tax year that closed during 2017.

As a result of the enactment of the Tax Act on December 22, 2017, we remeasured our existing deferred tax balances at the new 21% marginal corporate income tax rate and recognized $1.3 billion in tax benefit in 2017.  We continue to review and analyze the provisions of the Tax Act, including the actual and potential impact of the reduction in the U.S. federal corporate income tax rate and the impact of specific life insurance provisions on our financial statements.  The impact of the Tax Act may differ from existing amounts due to, among other things, changes in interpretations and assumptions we have made and guidance that may be issued by regulatory authorities.  The Securities and Exchange Commission has issued rules that allow for a one year measurement period after the enactment of the Tax Act to finalize calculations and recording of the related tax impacts.  While we do not anticipate any significant changes to the amounts recorded as of December 31, 2017, any adjustments to amounts recorded as a result of the Tax Act will be made during 2018.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2017	2016
Current	$(35)	$4
Deferred	(2,095)	(2,463)
Total federal income tax asset (liability)	$(2,130)	$(2,459)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2017	2016
Deferred Tax Assets
Future contract benefits and other contract holder funds	$795	$1,286
Deferred gain on business sold through reinsurance	-	8
Reinsurance related embedded derivative asset	12	19
Compensation and benefit plans	182	309
Tax credits	76	85
Other	7	133
Total deferred tax assets	$1,072	$1,840
Deferred Tax Liabilities
DAC	$1,080	$1,986
VOBA	108	312
Net unrealized gain on AFS securities	1,643	1,646
Net unrealized gain on trading securities	41	68
Intangibles	9	20
Investment activity	96	108
Other	190	163
Total deferred tax liabilities	$3,167	$4,303
Net deferred tax asset (liability)	$(2,095)	$(2,463)

As of December 31, 2017,  we had $73  million of alternative minimum tax credits that are not subject to expiration, and $3 million of research and development credits that expire in 2036.  Although realization is not assured, management believes that it is more likely than not that we will realize the benefits of our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

As of December 31, 2017 and 2016, $11 million and $1 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our income tax expense and our effective tax rate.  We are not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2017	2016
Balance as of beginning-of-year	$1	$13
Increases for prior year tax positions	9	-
Increases for current year tax positions	1	1
Decreases for settlements with taxing authorities	-	(1)
Decreases for expiring statutes	-	(12)
Balance as of end-of-year	$11	$1

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2017,  2016 and 2015, we recognized interest and penalty expense (benefit) related to uncertain tax positions of zero,  $(3) million and zero, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of zero as of December 31, 2017 and 2016.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities.  We are currently not under examination by the Internal Revenue Service; however, tax years 2014 and forward remain open.  We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$8,243	$8,617	$7,558
Business acquired (sold) through reinsurance	-	-	38
Deferrals	1,348	1,344	1,490
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(965)	(981)	(879)
Unlocking	61	(276)	(238)
Adjustment related to realized (gains) losses	(12)	22	(15)
Adjustment related to unrealized (gains) losses	(788)	(483)	663
Balance as of end-of-year	$7,887	$8,243	$8,617

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$891	$893	$649
Business acquired (sold) through reinsurance	-	-	(22)
Deferrals	7	3	8
Amortization:
Amortization, excluding unlocking	(105)	(108)	(129)
Unlocking	(48)	36	(82)
Accretion of interest (1)	52	52	56
Adjustment related to realized (gains) losses	(1)	(2)	(1)
Adjustment related to unrealized (gains) losses	(280)	17	414
Balance as of end-of-year	$516	$891	$893

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2017, was as follows:

2018	$49
2019	51
2020	65
2021	65
2022	61

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$243	$256	$240
Deferrals	29	24	29
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(30)	(32)	(33)
Unlocking	(4)	(2)	2
Adjustment related to realized (gains) losses	(1)	(1)	(1)
Adjustment related to unrealized (gains) losses	1	(2)	19
Balance as of end-of-year	$238	$243	$256

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$1,874	$1,952	$1,401
Deferrals	755	631	539
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(396)	(365)	(308)
Unlocking	1	(63)	(68)
Adjustment related to realized (gains) losses	(14)	(3)	(4)
Adjustment related to unrealized (gains) losses	(775)	(278)	392
Balance as of end-of-year	$1,445	$1,874	$1,952

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2017	2016	2015
Direct insurance premiums and fee income	$10,269	$9,551	$9,529
Reinsurance assumed	91	93	73
Reinsurance ceded	(1,485)	(1,413)	(1,311)
Total insurance premiums and fee income	$8,875	$8,231	$8,291

Direct insurance benefits	$6,770	$6,195	$6,420
Reinsurance recoveries netted against benefits	(1,610)	(1,503)	(1,376)
Total benefits	$5,160	$4,692	$5,044

Our insurance companies cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management.

As of December 31, 2017, the policy for our reinsurance program was to retain up to $20 million on a single insured life.  As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2017.  Approximately 38% and 41% of our total individual life in-force amount was reinsured as of December 31, 2017 and 2016, respectively.  Portions of our deferred annuity business have been reinsured on either a coinsurance or a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2017 and 2016, the reserves associated with these reinsurance arrangements totaled $530 million and $571 million, respectively.

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers.  Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $4.9 billion and $5.3 billion as of December 31, 2017 and 2016, respectively.  Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions.  As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements and thereby represents our largest reinsurance exposure.  As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $1.8 billion and $2.1 billion as of December 31, 2017 and 2016, respectively.  Swiss Re has funded a trust,  with a balance of $2.5 billion as of December 31, 2017, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2017, included  $269 million and $46 million, respectively, related to the business sold to Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions with Swiss Re as a deferred gain on business sold through reinsurance on our Consolidated Balance Sheets and amortized the gain over the period which the majority of the earnings were expected to emerge, and the deferred gain was fully amortized in 2017.   We amortized $15 million, after-tax, of deferred gain on business sold through reinsurance during 2017 and $48 million during 2016 and 2015, respectively.

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2017
	Gross	Accumulated
	Goodwill	Impairment		Net
	as of	as of		Goodwill
	Beginning-	Beginning-		as of End-
	of-Year	of-Year	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$440
Retirement Plan Services	20	-	-	20
Life Insurance	2,188	(649)	(905)	634
Group Protection	274	-	-	274
Total goodwill	$3,522	$(1,249)	$(905)	$1,368

	For the Year Ended December 31, 2016
	Gross	Accumulated
	Goodwill	Impairment		Net
	as of	as of		Goodwill
	Beginning-	Beginning-		as of End-
	of-Year	of-Year	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$440
Retirement Plan Services	20	-	-	20
Life Insurance	2,188	(649)	-	1,539
Group Protection	274	-	-	274
Total goodwill	$3,522	$(1,249)	$-	$2,273

The fair values of our reporting units (Level 3 fair value estimates) are comprised of the value of in-force (i.e., existing) business and the value of new business.  Specifically, new business is representative of cash flows and profitability associated with policies or contracts we expect to issue in the future, reflecting our forecasts of future sales volume and product mix over a 10-year period.  To determine the values of in-force and new business, we use a discounted cash flows technique that applies a discount rate reflecting the market expected, weighted-average rate of return adjusted for the risk factors associated with operations to the projected future cash flows for each reporting unit.

As of October 1, 2017, the date of our annual quantitative assessment of goodwill, our Annuities, Retirement Plan Services and Group Protection reporting units had fair values that exceeded the carrying value of each reporting unit.  As discussed in Note 2, our early adoption of ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” resulted in impairment of the Life Insurance reporting unit goodwill of $905 million during the fourth quarter of 2017 driven primarily from the impact of the December 22, 2017, enactment of the Tax Act that increased the carrying value of the Life Insurance reporting unit in excess of its fair value.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2017		As of December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$47	$100	$43
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	5	-
Total	$105	$47	$105	$43

(1)	No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2017, was as follows:

2018	$4
2019	4
2020	4
2021	4
2022	4
Thereafter	33

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2017 (1)	2016 (1)
Return of Net Deposits
Total account value	$96,941	$87,707
Net amount at risk (2)	81	824
Average attained age of contract holders	64 years	63 years

Minimum Return
Total account value	$108	$105
Net amount at risk (2)	18	22
Average attained age of contract holders	76 years	75 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,596	$24,605
Net amount at risk (2)	417	782
Average attained age of contract holders	70 years	69 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Years Ended December 31,
	2017	2016	2015
Balance as of beginning-of-year	$110	$115	$89
Changes in reserves	8	34	52
Benefits paid	(18)	(39)	(26)
Balance as of end-of-year	$100	$110	$115

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2017	2016
Asset Type
Domestic equity	$59,647	$52,244
International equity	20,837	17,396
Fixed income	40,626	39,542
Total	$121,110	$109,182

Percent of total variable annuity separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of December 31, 2017 and 2016.  UL and VUL products with secondary guarantees represented 27% of total sales for the year ended December 31, 2017, and 33% for the years ended December 31, 2016 and 2015.

12.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2017	2016
Short-Term Debt
Current maturities of long-term debt	$450	$-
Total short-term debt	$450	$-

Long-Term Debt, Excluding Current Portion
Senior notes:
7.00% notes, due 2018	$-	$200
LIBOR + 110 bps loan, due 2018	-	250
8.75% notes, due 2019 (1)	287	287
6.25% notes, due 2020 (1)	300	300
4.85% notes, due 2021 (1)	300	300
4.20% notes, due 2022 (1)	300	300
4.00% notes, due 2023 (1)	350	350
3.35% notes, due 2025 (1)	300	300
3.63% notes, due 2026 (1)	400	400
6.15% notes, due 2036 (1)	348	348
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
Total senior notes	3,460	3,910

Capital securities:
LIBOR + 236 bps, due 2066 (3)	722	722
LIBOR + 204 bps, due 2067 (3)	491	491
Total capital securities	1,213	1,213
Unamortized premiums (discounts)	(8)	(9)
Unamortized debt issuance costs	(25)	(27)
Fair value hedge – interest rate swap agreements	254	258
Total unamortized premiums (discounts), unamortized debt
issuance costs and fair value hedge on interest rate swap agreements	221	222
Total long-term debt	$4,894	$5,345

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

(3)

In May 2016, the capital securities due 2066 changed from a 7.00% fixed rate to a floating rate of LIBOR + 236 bps. In April 2017, the capital securities due 2067 changed from a 6.05% fixed rate to a floating rate of LIBOR + 204 bps.  To hedge the variability in rates, we purchased forward starting swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities, respectively.

Details underlying the recognition of a gain (loss) on the early extinguishment of debt (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Principal balance outstanding prior to payoff (1)	$-	$350	$-
Unamortized debt issuance costs and discounts prior to payoff	5	(3)	-
Amount paid to retire debt	-	(410)	-
Gain (loss) on early extinguishment of debt, pre-tax	$5	$(63)	$-

(1)	During the fourth quarter of 2016, we repurchased $200 million of our 8.75% senior notes due 2019 and $150 million of our 6.15% senior notes due 2036.

Future principal payments due on long-term debt (in millions) as of December 31, 2017, were as follows:

2018	$450
2019	287
2020	300
2021	300
2022	300
Thereafter	3,486
Total	$5,123

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed-rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), and LOCs (in millions) were as follows:

		As of December 31, 2017
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	Jun-2021	$2,500	$281
LOC facility (1)	Dec-2019	350	350
LOC facility (1)	Aug-2031	990	945
LOC facility (1)	Oct-2031	1,023	1,020
Total		$4,863	$2,596

(1)	Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

On June 30, 2016, we refinanced our existing credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for the borrowing and issuance of LOCs of up to $2.5 billion,  $1.75 billion of which is available only to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of June 30, 2021.  The LOCs under the facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business.

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

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2017, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid.  Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of December 31, 2017, we were in compliance with all such covenants.

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

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events no longer existed.  Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities nor will a nonpayment of interest unless it lasts for 10 consecutive years, although such breaches may result in monetary damages to the holders of the capital securities.  As of December 31, 2017, we were in compliance with all such covenants.

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

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of December 31, 2017, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Certain reinsurers have sought rate increases on certain yearly renewable term treaties.  We are disputing the requested rate increases under these treaties.  We have initiated and will initiate arbitration proceedings, as necessary, under these treaties in order to protect our contractual rights.  Additionally, reinsurers may initiate arbitration proceedings against us.  We believe it is unlikely the outcome of these disputes will have a material adverse effect on our financial condition.    For more information about reinsurance, see Note 9.

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16cv00827, is a putative class action that was served on LNL on June 8, 2016.  Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non- guaranteed cost of insurance than permitted by the policy.  Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders.  We are vigorously defending this matter.

Helen Hanks v. The Lincoln Life and Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 16cv6399, is a putative class action that was served on LLANY on August 12, 2016.  Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result.  Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf.  We are vigorously defending this matter.

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:17-cv-02592, is a civil action filed on February 1, 2017.  Plaintiffs own Legend Series universal life insurance policies originally issued by Jefferson-Pilot (now LNL).  Plaintiffs allege that LNL breached the terms of policyholders’ contracts when it increased cost of insurance rates beginning in 2016.  We are vigorously defending this matter.

Swenson, et al. v. The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Lincoln National Corporation, Voya Retirement Insurance and Annuity Company, and Voya Financial, Inc., filed in the U.S. District Court for the Southern District of New York, No. 1:17-cv-04843, is a civil action filed on February 1, 2017.  Plaintiffs own universal life insurance policies originally issued by Aetna (now Voya).  Plaintiffs alleged that LNL breached the terms of policyholders’ contracts when it increased cost of insurance rates beginning in 2016.  Plaintiffs voluntarily dismissed this action without prejudice on November 14, 2017.

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Master File No. 16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action filings that were consolidated by an order dated March 20, 2017.  In addition to consolidating a number of existing matters, the order also covers any future cases filed in the same district related to the same subject matter.  Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL).  Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016.  Plaintiffs seek to represent classes of policyowners and seek damages on their behalf.  We are vigorously defending this matter.

Tutor v. Lincoln National Corporation and The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:17-cv-04150, is a putative class action filed on September 18, 2017.  Plaintiff owns a universal life insurance policy originally issued by former Jefferson-Pilot (now LNL).  Plaintiff alleges that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017.  We are vigorously defending this matter.

Commitments

Operating Leases

Certain subsidiaries of ours lease their home office properties.  In 2017, we extended the Radnor lease with a new term expiring in 2024.  Additionally, in 2017, we extended the Fort Wayne lease with a new term expiring in 2029.  In 2016, a lease commenced in Atlanta, Georgia at our RiverEdge Summit location and the lease shall expire in 2027.  Furthermore, in 2016, we renegotiated the Hartford lease with a new term expiring in 2028.

Total rental expense on operating leases for the years ended December 31, 2017,  2016 and 2015,  was $43 million,  $44 million and $42 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2017, were as follows:

2018	$40
2019	40
2020	33
2021	33
2022	30
Thereafter	80
Total	$256

Capital Leases

In 2017 and 2016, we entered into sale-leaseback transactions on $62 million and $85 million, respectively, (net of amortization) of assets.  These transactions have been classified as capital leases on our Consolidated Balance Sheets.  These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives.  Total accumulated amortization related to these leased assets as of December 31, 2017 and 2016, was $101 million and $92 million, respectively.  Future minimum lease payments under capital leases (in millions) as of December 31, 2017, were as follows:

2018	$7
2019	90
2020	52
2021	62
2022	63
Thereafter	28
Total minimum lease payments	302
Less: Amount representing interest	26
Present value of minimum lease payments	$276

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

Vulnerability from Concentrations

As of December 31, 2017, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Annuities segment is significant to this segment.  The ALVA product accounted for 14%, 21% and 18% of Annuities’ variable annuity product deposits in 2017,  2016 and 2015, respectively, and represented approximately 40%, 41% and 42% of the segment’s total variable annuity product account values as of December 31, 2017,  2016 and 2015, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Annuities segment, AFIS funds accounted for 20%, 23% and 20% of variable annuity product deposits in 2017,  2016 and 2015, respectively, and represented 47%, 47% and 48% of the segment’s total variable annuity product account values as of December 31, 2017,  2016 and 2015, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(16) million and $(9) million as of December 31, 2017 and 2016, respectively.

14.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Common Stock
Balance as of beginning-of-year	226,335,105	243,835,893	256,551,440
Stock issued for exercise of warrants	344,901	79,397	1,168,966
Stock compensation/issued for benefit plans	1,793,234	1,732,812	2,108,155
Retirement/cancellation of shares	(10,383,126)	(19,312,997)	(15,992,668)
Balance as of end-of-year	218,090,114	226,335,105	243,835,893

Common Stock as of End-of-Year
Basic basis	218,090,114	226,335,105	243,835,893
Diluted basis	221,309,830	230,126,820	247,732,609

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Weighted-average shares, as used in basic calculation	222,128,687	234,181,717	250,629,243
Shares to cover exercise of outstanding warrants	761,353	1,089,221	1,389,768
Shares to cover non-vested stock	1,626,908	1,109,490	1,302,859
Average stock options outstanding during the year	2,360,372	2,256,720	3,162,508
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(109,034)	(248,402)	(262,709)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(1,414,857)	(1,508,620)	(2,258,658)
Shares repurchasable from measured but
unrecognized stock option expense	(53,241)	(49,839)	(45,958)
Average deferred compensation shares	920,792	-	1,021,059
Weighted-average shares, as used in diluted calculation	226,220,980	236,830,287	254,938,112

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the years ended December 2017 and 2015, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $(7) million and $4 million for the years ended December 31, 2017 and 2015, respectively.

As of December 31, 2017, we had 598,935 outstanding warrants.  The warrants, each representing the right to purchase one share of our common stock had an exercise price of $9.91 as of December 31, 2017, subject to adjustment.  The warrants expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,784	$991	$3,213
Unrealized holding gains (losses) arising during the year	3,032	1,600	(4,541)
Change in foreign currency exchange rate adjustment	134	(99)	(45)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(705)	(456)	1,294
Income tax benefit (expense)	(797)	(370)	1,147
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(39)	(158)	145
Associated amortization of DAC, VOBA, DSI and DFEL	(20)	(23)	(27)
Income tax benefit (expense)	21	63	(41)
Balance as of end-of-year	$3,486	$1,784	$991
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$25	$26	$26
(Increases) attributable to:
Gross OTTI recognized in OCI during the year	-	(55)	(30)
Change in DAC, VOBA, DSI and DFEL	-	12	4
Income tax benefit (expense)	-	15	9
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	34	54	43
Change in DAC, VOBA, DSI and DFEL	(5)	(12)	(17)
Income tax benefit (expense)	(10)	(15)	(9)
Balance as of end-of-year	$44	$25	$26
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$49	$132	$139
Unrealized holding gains (losses) arising during the year	27	(215)	(241)
Change in foreign currency exchange rate adjustment	(137)	96	48
Change in DAC, VOBA, DSI and DFEL	2	3	2
Income tax benefit (expense)	38	41	66
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	13	14	(183)
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)	1
Income tax benefit (expense)	(4)	(5)	64
Balance as of end-of-year	$(29)	$49	$132
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(27)	$(5)	$(3)
Foreign currency translation adjustment arising during the year	13	(22)	(2)
Balance as of end-of-year	$(14)	$(27)	$(5)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(265)	$(299)	$(279)
Adjustment arising during the year	18	43	(21)
Income tax benefit (expense)	(10)	(9)	1
Balance as of end-of-year	$(257)	$(265)	$(299)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2017	2016	2015
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(39)	$(158)	$145	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(20)	(23)	(27)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	(59)	(181)	118	operations before taxes
Income tax benefit (expense)	21	63	(41)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(38)	$(118)	$77	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$5	$3	$2	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	(1)	-	-	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	4	3	2	operations before taxes
Income tax benefit (expense)	(1)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$3	$3	$2	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$4	$5	$(190)	Net investment income
Interest rate contracts	(18)	(10)	1	Interest and debt expense
Interest rate contracts	-	1	-	Total realized gain (loss)
Foreign currency contracts	18	11	6	Net investment income
Foreign currency contracts	9	7	-	Total realized gain (loss)
Total gross reclassifications	13	14	(183)
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(1)	1	Commissions and other expenses
Reclassifications before income				Income (loss) from continuing
tax benefit (expense)	12	13	(182)	operations before taxes
Income tax benefit (expense)	(4)	(5)	64	Federal income tax expense (benefit)
Reclassifications, net of income tax	$8	$8	$(118)	Net income (loss)

15.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Total realized gain (loss) related to certain investments (1)	$(72)	$(250)	$(88)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(11)	20	(45)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(22)	(1)	(77)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(4)	14
Variable annuity net derivatives results: (4)
Gross gain (loss)	(71)	(138)	56
Associated amortization of DAC, VOBA, DSI and DFEL	8	34	(8)
Realized gain (loss) on sale of subsidiaries/businesses (5)	-	-	(3)
Total realized gain (loss)	$(170)	$(339)	$(151)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

See “Lincoln Financial Media Company” in Note 3.

16.  Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Commissions	$1,986	$1,910	$2,071
General and administrative expenses	1,766	1,687	1,701
Expenses associated with reserve financing and unrelated LOCs	87	80	73
DAC and VOBA deferrals and interest, net of amortization	(350)	(70)	(226)
Broker-dealer expenses	438	418	432
Specifically identifiable intangible asset amortization	4	4	4
Media expenses	-	-	29
Taxes, licenses and fees	245	248	234
Total	$4,176	$4,277	$4,318

17.  Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain U.S. defined benefit pension plans in which certain U.S. employees and agents are participants, and a U.K. plan we retained after the sale of the Lincoln UK business.  Our defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits.  We comply with the minimum funding requirements in both the U.S. and the U.K.  In accordance with such practice, we were not required to make contributions but elected to contribute $10 million and $4 million for the years ended December 31, 2017 and 2016, respectively.  We do not expect to be required to make any contributions to these pension plans in 2018.  We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired employees and agents.  Total net periodic cost (recovery) for these plans was $(3) million, $5 million and $(6) million during 2017, 2016 and 2015, respectively.  In 2018, we expect to make benefit payments of approximately $112 million for these plans.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2017	2016	2017	2016

			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$1,566	$1,433	$60	$56
Projected benefit obligation	1,674	1,593	87	84
Funded status	$(108)	$(160)	$(27)	$(28)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$45	$26	$-	$-
Other liabilities	(153)	(186)	(27)	(28)
Net amount recognized	$(108)	$(160)	$(27)	$(28)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	3.62%	4.03%	4.00%	4.50%
Net periodic benefit cost:
Weighted-average discount rate	4.01%	4.29%	4.50%	4.50%
Expected return on plan assets	6.71%	6.99%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2017, and projected benefit obligation cash flows.  The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2017	2016

Fixed maturity securities:
Corporate bonds	$292	$322
U.S. government bonds	291	235
Foreign government bonds	231	167
State and municipal bonds	32	31
Common and preferred stock	615	556
Cash and invested cash	103	120
Other investments	62	58
Total	$1,626	$1,489

See “Fair Value Measurement” in Note 1 for discussion on how we categorize our pension plans’ assets into the three-level fair value hierarchy.  See “Financial Instruments Carried at Fair Value” in Note 20 for a summary of our fair value measurement of our pension plans’ assets by the three-level fair value hierarchy.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible employees and agents.  We administer these plans in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986.  For the years ended December 31, 2017, 2016 and 2015, expenses for these plans were $88 million, $86 million and $82 million, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former employees, agents and non-employee directors.  The results of certain notional investment options within some of the plans are hedged by total return swaps.  Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options.  Participants of certain plans are able to select our stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans.  For the years ended December 31, 2017, 2016 and 2015, expenses for these plans were $35 million, $33 million and $10 million, respectively.  For further discussion of total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2017	2016
Total liabilities (1)	$588	$514
Investments dedicated to fund liabilities (2)	182	159

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

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

Total compensation expense (in millions) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Stock options	$10	$9	$7
Performance shares	13	11	12
SARs	2	3	-
RSUs	25	23	22
Total	$50	$46	$41

Recognized tax benefit	$18	$16	$14

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$9	1.4	$8	1.4	$8	1.4
Performance shares	12	1.2	12	1.4	11	1.0
SARs	2	3.2	2	3.6	1	3.0
RSUs	32	1.1	25	1.2	24	1.0
Total unrecognized stock-based
incentive compensation expense	$55		$47		$44

In the first quarter of 2017, a performance period from 2017-2019 was approved for our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 42%, LNC stock options representing approximately 23% and LNC performance shares representing approximately 35% of the total award.  LNC RSUs granted for this period cliff-vest on the third anniversary of the grant date, based solely on a service condition.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero to 200% of the target award.  For the 2017-2019 performance period, a total of 448,527 LNC RSUs, 407,637 LNC stock options and 154,351 LNC performance shares were granted.

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

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Weighted-average fair value per option granted	$18.27	$9.32	$13.00
Assumptions:
Dividend yield	2.0%	2.8%	1.9%
Expected volatility	31.5%	35.9%	28.0%
Risk-free interest rate	1.7-2.1%	1.0-1.6%	1.4-1.7%
Expected life (in years)	5.5	5.7	5.5

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

Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2016	779,816	$49.83
Granted – original	102,728	69.01
Exercised (includes shares tendered)	(596,374)	51.13
Forfeited or expired	(14,446)	47.44
Outstanding as of December 31, 2017	271,724	$54.37	2.69	$6

Vested or expected to vest as of December 31, 2017 (1)	236,907	$53.68	2.58	$5

Exercisable as of December 31, 2017	202,090	$52.75	2.43	$5

(1)	Includes estimated forfeitures.

The total fair value of options with performance conditions vested during the years ended December 31, 2017, 2016 and 2015, was $2 million,  $1 million and $1 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2017,  2016 and 2015,  was $12 million, $3 million and $2 million, respectively.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2016	2,713,058	$41.97
Granted – original	407,637	71.47
Exercised (includes shares tendered)	(840,733)	44.64
Forfeited or expired	(87,823)	52.09
Outstanding as of December 31, 2017	2,192,139	$46.02	7.07	$68

Vested or expected to vest as of December 31, 2017 (1)	1,965,675	$45.20	6.93	$62

Exercisable as of December 31, 2017	1,214,214	$40.22	5.97	$45

(1)	Includes estimated forfeitures.

The total fair value of options with service conditions vested during the years ended December 31, 2017,  2016 and 2015 was $6 million, $6 million and $7 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2017,  2016 and 2015,  was $23 million, $22 million and $25 million, respectively.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2016	577,935	$50.23
Granted	154,351	79.30
Vested	(155,541)	54.68
Forfeited	(19,796)	41.61
Nonvested as of December 31, 2017	556,949	$53.65

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

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  The SARs liability as of December 31, 2017 and 2016, was $3 million and $4 million, respectively, and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Weighted-average fair value per SAR granted	$20.06	$10.25	$14.22
Assumptions:
Dividend yield	1.5%	2.9%	1.6%
Expected volatility	34.4%	35.8%	29.8%
Risk-free interest rate	2.2%	1.4%	1.8%
Expected life (in years)	5.0	5.0	5.0

The assumptions above are the same as those discussed for options above, except the dividend yield is based on the current dividend rate at the date of grant, expected volatility is based on the implied volatility of exchange-traded securities and the expected life represents the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2016	237,272	$42.59
Granted – original	26,494	69.01
Exercised (includes shares tendered)	(93,159)	37.02
Forfeited or expired	(8,419)	40.40
Outstanding as of December 31, 2017	162,188	$50.22	2.50	$4

Vested or expected to vest as of December 31, 2017 (1)	155,300	$50.18	2.45	$4

Exercisable as of December 31, 2017	92,092	$48.72	1.88	$3

(1)	Includes estimated forfeitures.

The payment for SARs exercised was $3 million, $2 million and $2 million during the years ended December 31, 2017,  2016  and 2015, respectively.

RSUs

We award RSUs under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our RSUs was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2016	1,508,367	$45.61
Granted	448,527	71.26
Vested	(400,886)	51.01
Forfeited	(61,276)	46.34
Outstanding as of December 31, 2017	1,494,732	$51.83

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities:  LNL, First Penn-Pacific Life Insurance Company (“FPP”), Lincoln Reinsurance Company of South Carolina, LLANY, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont V, Lincoln Reinsurance Company of Vermont VI and Lincoln Reinsurance Company of Vermont VII.

	As of December 31,
	2017	2016
U.S. capital and surplus	$8,263	$8,218

	For the Years Ended December 31,
	2017	2016	2015
U.S. net gain (loss) from operations, after-tax	$1,329	$1,111	$635
U.S. net income (loss)	1,468	1,002	838
U.S. dividends to LNC holding company	974	970	1,175

Comparison of 2017 to 2016

Statutory net income (loss) increased due primarily to higher dividends from affiliates, higher realized gains on investments, and increased other revenue, partially offset by unfavorable reserve strain on certain products.

Comparison of 2016 to 2015

Statutory net income (loss) increased due primarily to changes in estimate on reserves for certain products and gains related to reinsurance transactions, partially offset by lower realized gains on investments.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York.  The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP.  One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2017 and 2016.  Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2017.  Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance treaties with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2017.  These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”).

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2017	2016

State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$54	$79
Conservative valuation rate on certain annuities	(50)	(49)
Vermont Subsidiaries Permitted Practices(1)
Lesser of LOC and XXX additional reserve as surplus	1,965	2,855
LLC notes and variable value surplus notes	1,585	-
Excess of loss reinsurance treaties	185	-

(1)	These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of AG48.

During the third quarter of 2013, the New York State Department of Financial Services announced that it would not recognize the NAIC revisions to Actuarial Guideline 38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacts our New York-domiciled insurance subsidiary, LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  We began phasing in the increase in reserves in 2013 at $90 million per year over five years.  As of December 31, 2017, we completed the phased in increase in reserves over five years, for a total of $450 million.

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.  Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC.  The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake.  As of December 31, 2017, the combined RBC ratio of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC was nearly five times the aforementioned company action level.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York domiciled insurance company, is bound by similar restrictions, under New York law, with the applicable statutory limitation on dividends equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect our domestic insurance subsidiaries could pay dividends of approximately $1.3 billion in 2018 without prior approval from the respective state commissioners.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

20.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$94,840	$94,840	$89,013	$89,013
VIEs’ fixed maturity securities	-	-	200	200
Equity securities	246	246	275	275
Trading securities	1,620	1,620	1,712	1,712
Mortgage loans on real estate	10,762	10,877	9,889	9,853
Derivative investments (1)	915	915	927	927
Other investments	2,296	2,296	2,230	2,230
Cash and invested cash	1,628	1,628	2,722	2,722
Other assets:
GLB direct embedded derivatives	903	903	-	-
GLB ceded embedded derivatives	51	51	203	203
Indexed annuity ceded embedded derivatives	11	11	-	-
Separate account assets	144,219	144,219	128,397	128,397

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,418)	(1,418)	(1,139)	(1,139)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(592)	(592)	(629)	(629)
Account values of certain investment contracts	(32,370)	(36,200)	(31,516)	(35,647)
Short-term debt	(450)	(452)	-	-
Long-term debt	(4,894)	(5,042)	(5,345)	(5,679)
Reinsurance related embedded derivatives	(57)	(57)	(53)	(53)
Other liabilities:
Derivative liabilities (1)	(338)	(338)	(553)	(553)
GLB direct embedded derivatives	-	-	(371)	(371)
GLB ceded embedded derivatives	(67)	(67)	-	-

Benefit Plans’ Assets (2)	1,626	1,626	1,489	1,489

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for information regarding our benefit plans.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2017 and 2016, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 or 2016, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2017
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$79,125	$3,091	$82,216
ABS	-	947	27	974
U.S. government bonds	556	6	5	567
Foreign government bonds	-	341	110	451
RMBS	-	3,453	12	3,465
CMBS	-	594	6	600
CLOs	-	717	91	808
State and municipal bonds	-	5,119	-	5,119
Hybrid and redeemable preferred securities	71	493	76	640
Equity AFS securities	28	56	162	246
Trading securities	73	1,498	49	1,620
Derivative investments (1)	-	994	603	1,597
Other investments	150	-	-	150
Cash and invested cash	-	1,628	-	1,628
Other assets:
GLB direct embedded derivatives	-	-	903	903
GLB ceded embedded derivatives	-	-	51	51
Indexed annuity ceded embedded derivatives	-	-	11	11
Separate account assets	814	143,405	-	144,219
Total assets	$1,692	$238,376	$5,197	$245,265

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,418)	$(1,418)
Long-term debt	-	(1,127)	-	(1,127)
Reinsurance related embedded derivatives	-	(57)	-	(57)
Other liabilities:
Derivative liabilities (1)	-	(447)	(573)	(1,020)
GLB ceded embedded derivatives	-	-	(67)	(67)
Total liabilities	$-	$(1,631)	$(2,058)	$(3,689)

Benefit Plans’ Assets	$210	$1,416	$-	$1,626

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

	For the Year Ended December 31, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,405	$19	$198	$99	$370	$3,091
ABS	33	-	(1)	-	(5)	27
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	20	(11)	12
CMBS	7	-	1	54	(56)	6
CLOs	68	-	-	124	(101)	91
State and municipal bonds	-	(1)	-	-	1	-
Hybrid and redeemable
preferred securities	76	-	15	(1)	(14)	76
Equity AFS securities	177	1	(2)	(13)	(1)	162
Trading securities	65	3	8	(26)	(1)	49
Derivative investments	(93)	(27)	129	21	-	30
Other assets: (4)
GLB direct embedded derivatives	-	903	-	-	-	903
GLB ceded embedded derivatives	203	(152)	-	-	-	51
Indexed annuity ceded embedded derivatives	-	-	-	11	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,139)	(400)	-	121	-	(1,418)
Other liabilities: (4)
GLB direct embedded derivatives	(371)	371	-	-	-	-
GLB ceded embedded derivatives	-	(67)	-	-	-	(67)
Total, net	$1,545	$650	$347	$410	$187	$3,139

	For the Year Ended December 31, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,993	$4	$(31)	$58	$381	$2,405
ABS	45	-	(2)	14	(24)	33
U.S. government bonds	-	-	-	8	(8)	-
Foreign government bonds	111	-	-	-	-	111
RMBS	1	-	-	66	(64)	3
CMBS	10	2	(1)	27	(31)	7
CLOs	551	-	-	138	(621)	68
Hybrid and redeemable
preferred securities	94	-	(3)	(15)	-	76
Equity AFS securities	164	5	(4)	12	-	177
Trading securities	73	4	-	5	(17)	65
Derivative investments	555	(483)	(1)	(164)	-	(93)
Other assets – GLB ceded
embedded derivatives (4)	268	(65)	-	-	-	203
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,100)	(120)	-	81	-	(1,139)
VIEs’ liabilities – derivative instruments (5)	(4)	4	-	-	-	-
Other liabilities:
Credit default swaps (5)	(9)	(6)	-	15	-	-
GLB direct embedded derivatives (4)	(953)	582	-	-	-	(371)
Total, net	$1,799	$(73)	$(42)	$245	$(384)	$1,545

	For the Year Ended December 31, 2015
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,953	$4	$(140)	$118	$58	$1,993
ABS	33	-	-	12	-	45
Foreign government bonds	109	-	2	-	-	111
RMBS	1	4	-	(4)	-	1
CMBS	15	2	8	(15)	-	10
CLOs	368	-	1	194	(12)	551
Hybrid and redeemable
preferred securities	55	(1)	(3)	-	43	94
Equity AFS securities	157	2	3	3	(1)	164
Trading securities	73	3	(3)	-	-	73
Derivative investments	989	(90)	(41)	(303)	-	555
Other assets – GLB ceded
embedded derivatives (4)	154	114	-	-	-	268
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,170)	(57)	-	127	-	(1,100)
VIEs’ liabilities – derivative instruments (5)	(13)	9	-	-	-	(4)
Other liabilities:
Credit default swaps (5)	(3)	(6)	-	-	-	(9)
GLB direct embedded derivatives (4)	(174)	(779)	-	-	-	(953)
Total, net	$2,547	$(795)	$(173)	$132	$88	$1,799

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$747	$(200)	$(98)	$(206)	$(144)	$99
RMBS	20	-	-	-	-	20
CMBS	55	-	-	(1)	-	54
CLOs	124	-	-	-	-	124
Hybrid and redeemable preferred
securities	-	-	-	(1)	-	(1)
Equity AFS securities	18	(31)	-	-	-	(13)
Trading securities	2	(27)	-	(1)	-	(26)
Derivative investments	197	234	(410)	-	-	21
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(71)	-	-	192	-	121
Total, net	$1,103	$(24)	$(508)	$(17)	$(144)	$410

	For the Year Ended December 31, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$460	$(62)	$(23)	$(177)	$(140)	$58
ABS	15	-	-	(1)	-	14
U.S. government bonds	-	-	-	8	-	8
RMBS	67	-	-	(1)	-	66
CMBS	31	(1)	-	(3)	-	27
CLOs	140	-	-	(2)	-	138
Hybrid and redeemable preferred
securities	-	(15)	-	-	-	(15)
Equity AFS securities	18	(6)	-	-	-	12
Trading securities	6	-	-	(1)	-	5
Derivative investments	176	(169)	(171)	-	-	(164)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(70)	-	-	151	-	81
Other liabilities – credit default swaps	-	15	-	-	-	15
Total, net	$843	$(238)	$(194)	$(26)	$(140)	$245

	For the Year Ended December 31, 2015
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$359	$(38)	$(44)	$(119)	$(40)	$118
ABS	13	-	-	(1)	-	12
RMBS	-	(4)	-	-	-	(4)
CMBS	-	-	-	(14)	(1)	(15)
CLOs	217	-	-	(23)	-	194
Equity AFS securities	43	(40)	-	-	-	3
Derivative investments	179	(162)	(320)	-	-	(303)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(51)	-	-	178	-	127
Total, net	$760	$(244)	$(364)	$21	$(41)	$132

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Derivative investments	$(266)	$(431)	$(102)
Embedded derivatives:
Indexed annuity and IUL contracts	(14)	(16)	(84)
GLB	1,904	1,122	(244)
VIEs’ liabilities – derivative instruments	-	4	9
Credit default swaps	-	-	(6)
Total, net (1)	$1,624	$679	$(427)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2017
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$458	$(88)	$370
ABS	16	(21)	(5)
U.S. government bonds	5	-	5
RMBS	-	(11)	(11)
CMBS	3	(59)	(56)
CLOs	30	(131)	(101)
State and municipal bonds	2	(1)	1
Hybrid and redeemable preferred
securities	-	(14)	(14)
Equity AFS securities	-	(1)	(1)
Trading securities	4	(5)	(1)
Total, net	$518	$(331)	$187

	For the Year Ended December 31, 2016
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$605	$(224)	$381
ABS	4	(28)	(24)
U.S. government bonds	-	(8)	(8)
RMBS	3	(67)	(64)
CMBS	-	(31)	(31)
CLOs	-	(621)	(621)
Trading securities	1	(18)	(17)
Total, net	$613	$(997)	$(384)

	For the Year Ended December 31, 2015
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$224	$(166)	$58
Foreign government bonds	4	(4)	-
CLOs	4	(16)	(12)
Hybrid and redeemable preferred securities	48	(5)	43
Equity AFS securities	-	(1)	(1)
Trading securities	4	(4)	-
Total, net	$284	$(196)	$88

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the years ended December 31, 2017, 2016 and 2015 transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the years ended December 31, 2017 and 2016, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.    For the year ended December 31, 2015, the transfers from Level 2 to Level 1 of the fair value hierarchy were $172 million for our financial instruments carried at fair value which was attributable to quoted market prices becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2017:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,411	Discounted cash flow	Liquidity/duration adjustment (1)	0.5%	-	21.0%
ABS	24	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	78	Discounted cash flow	Liquidity/duration adjustment (1)	1.7%	-	3.4%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	1.8%
Equity AFS securities	22	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	4.9%
Other assets:
GLB direct and ceded
embedded derivatives	954	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.25%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	11	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,418)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(67)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.25%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

•

GLB embedded derivatives – Assuming our GLB direct embedded derivatives are in a liability position: an increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement; and an increase in the utilization of guaranteed withdrawal or volatility inputs would result in an increase in the fair value measurement.

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

Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties (see Note 3 for more information) and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance; the results of certain disability income business; our run-off institutional pension business, the majority of which was sold on a group annuity basis; debt costs; and strategic digitization expense.

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

•	Changes in reserves resulting from benefit ratio unlocking on our GDB and GLB riders;
•	Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;
•	Gains (losses) on early extinguishment of debt;
•	Losses from the impairment of intangible assets;
•	Income (loss) from discontinued operations;
•	Acquisition and integration costs related to mergers and acquisitions; and
•	Income (loss) from the initial adoption of new accounting standards, regulations, and policy changes including the net impact from the Tax Cuts and Jobs Act.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized gain (loss);
•	Revenue adjustments from the initial adoption of new accounting standards;
•	Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking; and
•	Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

We use our prevailing corporate federal income tax rate of 35%, where applicable, while taking into account any permanent differences for events recognized differently in our financial statements and federal income tax returns when reconciling our non-GAAP measures to the most comparable GAAP measure.  Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Operating revenues:
Annuities	$4,378	$4,033	$4,120
Retirement Plan Services	1,165	1,103	1,101
Life Insurance	6,558	6,246	5,948
Group Protection	2,201	2,130	2,357
Other Operations	287	332	374
Excluded realized gain (loss), pre-tax	(336)	(518)	(329)
Amortization of deferred gain arising from reserve changes on business
sold through reinsurance, pre-tax	1	3	3
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	3	1	(2)
Total revenues	$14,257	$13,330	$13,572

	For the Years Ended December 31,
	2017	2016	2015
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,074	$935	$996
Retirement Plan Services	149	127	140
Life Insurance	536	515	370
Group Protection	103	65	43
Other Operations	(108)	(102)	(154)
Excluded realized gain (loss), after-tax	(218)	(337)	(214)
Gain (loss) on early extinguishment of debt, after-tax	(3)	(41)	-
Income (loss) from reserve changes (net of related amortization)
on business sold through reinsurance, after-tax	-	2	2
Benefit ratio unlocking, after-tax	129	28	(29)
Net impact from the Tax Cuts and Jobs Act	1,322	-	-
Impairment of intangibles, after-tax	(905)	-	-
Net income (loss)	$2,079	$1,192	$1,154

	For the Years Ended December 31,
	2017	2016	2015
Net Investment Income
Annuities	$1,038	$1,033	$1,004
Retirement Plan Services	899	859	846
Life Insurance	2,643	2,562	2,541
Group Protection	168	176	184
Other Operations	242	244	252
Total net investment income	$4,990	$4,874	$4,827

	For the Years Ended December 31,
	2017	2016	2015
Amortization of DAC and VOBA, Net of Interest
Annuities	$401	$383	$342
Retirement Plan Services	27	28	30
Life Insurance	469	734	831
Group Protection	79	126	80
Total amortization of DAC and VOBA, net of interest	$976	$1,271	$1,283

	For the Years Ended December 31,
	2017	2016	2015
Federal Income Tax Expense (Benefit)
Annuities	$199	$242	$262
Retirement Plan Services	55	47	49
Life Insurance	244	238	159
Group Protection	55	35	23
Other Operations	(130)	(109)	(86)
Excluded realized gain (loss)	(118)	(181)	(116)
Gain (loss) on early extinguishment of debt	(2)	(22)	-
Reserve changes (net of related amortization)
on business sold through reinsurance	-	1	1
Benefit ratio unlocking	70	15	(16)
Net impact from the Tax Cuts and Jobs Act	(1,322)	-	-
Total federal income tax expense (benefit)	$(949)	$266	$276

	As of December 31,
	2017	2016
Assets
Annuities	$144,721	$133,817
Retirement Plan Services	37,072	34,344
Life Insurance	81,381	76,083
Group Protection	4,033	4,007
Other Operations	14,556	13,376
Total assets	$281,763	$261,627

22.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Interest paid	$248	$274	$265
Income taxes paid (received)	170	197	215
Significant non-cash investing and financing transactions:
Other assets received in our financing transaction	-	-	252

23.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31, (1)
2017
Total revenues	$3,500	$3,577	$3,511	$3,669
Total expenses	3,025	3,044	3,001	4,057
Net income (loss)	435	411	418	816
Earnings (loss) per common share – basic:
Net income (loss)	1.93	1.84	1.89	3.73
Earnings (loss) per common share – diluted:
Net income (loss)	1.89	1.81	1.87	3.67

2016
Total revenues	$3,243	$3,307	$3,525	$3,255
Total expenses	3,008	2,893	2,913	3,058
Net income (loss)	211	325	467	189
Earnings (loss) per common share – basic:
Net income (loss)	0.87	1.37	2.02	0.83
Earnings (loss) per common share – diluted:
Net income (loss)	0.83	1.35	2.00	0.82

(1)     Fourth quarter 2017 results include a goodwill impairment charge and the impacts of remeasuring our existing deferred tax balances      for the impact of the Tax Act as disclosed elsewhere herein.

24.  Subsequent Events

Liberty Transaction

On January 19, 2018, LNL and, for the limited purposes set forth therein, LNC, entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with Liberty Mutual Insurance Company (“LMIC”), Liberty Mutual Fire Insurance Company (collectively with LMIC, “Sellers”), for the limited purposes set forth therein, Liberty Mutual Group Inc. (“Liberty”), Protective Life Insurance Company (“Reinsurer”), and for the limited purposes set forth therein, Protective Life Corporation, to acquire all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), which currently operates Liberty’s Group Benefits Business (the “Liberty Group Business”) and Individual Life and Annuity Business (the “Liberty Life Business”), for cash consideration of approximately $3.3 billion (the “Liberty Transaction”).

The consideration includes approximately $1.4 billion total net investment for the Liberty Group Business, including a purchase price of $1.0 billion and $425 million in required capital.  The remaining components of the payment to Sellers include $410 million of individual life and annuity value paid by Reinsurer, $1.2 billion associated with excess capital in Liberty Life and $211 million of tax items.

Additionally, pursuant to the Master Transaction Agreement, Liberty Life and Reinsurer agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”) and related ancillary documents at the closing of the Liberty Transaction.  On the terms and subject to the conditions of the Reinsurance Agreement, Liberty Life will cede to Reinsurer, effective as of the closing of the Liberty Transaction, the insurance policies relating to the Liberty Life Business.  The aggregate statutory reserves of Liberty Life to be ceded to Reinsurer as of the closing of the Liberty Transaction are expected to be approximately $13 billion.  To support its obligations under the Reinsurance Agreement, Reinsurer will establish a trust account for the benefit of LNL.

The Liberty Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the Reinsurance Agreement and related ancillary documents.  LNL expects the Liberty Transaction to be completed in the second quarter of 2018, pending regulatory approvals and other customary closing conditions.  We have requested regulatory approval for the Liberty Transaction and expect to receive such approval in due course.

Senior Notes

On February 12,  2018, we issued an additional $150 million aggregate principal of our outstanding 4.00% senior notes due 2023.  Immediately after giving effect to the issuance of the new 2023 notes, we have $500 million in aggregate principle amount of the 2023 notes outstanding.  In addition, on February 12, 2018, we issued $500 million aggregate principal of 3.80% senior notes due 2028 and $450 million aggregate principal of 4.35% senior notes due 2048.

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

(c)Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2013,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING” and “GENERAL – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2018.

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

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION & ANALYSIS,”  “EXECUTIVE COMPENSATION TABLES” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2017, regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 18 to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a brief description of our equity compensation plans.

	Number of		Weighted-	Number of
	Securities To Be		Average	Securities Remaining
	Issued Upon		Exercise	Available For Future
	Exercise of		Price of	Issuance Under
	Outstanding		Outstanding	Equity Compensation
	Options,		Options,	Plans (Excluding
	Warrants		Warrants	Securities Reflected
	and Rights		and Rights	in Column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by shareholders	5,982,182	(1)	$46.94	(2) 6,007,215 (3)
Equity compensation plans not approved by shareholders	-		-	-
Total	5,982,182		$46.94	6,007,215

(1)	This amount includes the following:

•

1,113,898 representing the number of performance share awards based on the maximum number of shares potentially payable under the awards.  556,949 represents the target number of performance share awards as of December 31, 2017, as set forth in Note 18 of the Notes to the Consolidated Financial Statements, included in Item 8 of the 2017 Form 10-K.  The performance share awards have not been earned as of December 31, 2017.  The number of shares, if any, to be issued pursuant to such awards will be determined based upon performance over the applicable three-year performance period.   The performance share awards are all granted under either the LNC 2009 Amended and Restated Incentive Compensation Plan (the “2009 ICP”) or the LNC 2014 Incentive Compensation Plan (the “2014 ICP”);

•	1,494,732 outstanding restricted stock units, which were granted under the 2009 ICP or the 2014 ICP;
•	2,192,139 outstanding stock options with service conditions granted under the 2009 ICP, the 2014 ICP, or the LNC Stock Option Plan for Non-Employee Directors (the “Directors’ Option Plan”);
•	271,724 outstanding options with performance conditions granted under the 2009 ICP; and
•

909,689 outstanding deferred stock units under deferred compensation plans for our employees, directors and agents.  These outstanding deferred stock units are vested and are not included in Note 18 of the Notes to the Consolidated Financial Statements, included in Part II – Item 8 of the 2017 Form 10-K.

(2)

The price in column (b) reflects the weighted average price of all outstanding options under any plan that, as of December 31, 2017 had been granted but not forfeited, expired or exercised.  Performance shares, restricted stock units, and deferred stock units are not included in determining the weighted average in column (b) because they have no exercise price.

(3)	Includes up to:

•	560,273 securities available for issuance in connection with awards under the 2009 ICP;
•	5,074,244 securities available for issuance in connection with awards under the 2014 ICP;
•	192,216 securities available for issuance in connection with stock options under the Directors’ Option Plan; and
•	180,482 securities available for issuance in connection with deferred stock units under the LNC Deferred Compensation Plan for Non-Employee Directors.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2018.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2018.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2017,  2016 and 2015

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2017,  2016 and 2015

Consolidated Statements of Cash Flows – Years ended December 31, 2017,  2016 and 2015

Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a)  (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 186, which is incorporated herein by reference.

(c) The Financial Statement Schedules for Lincoln National Corporation begin on page FS-2, which are incorporated herein by reference

INDEX TO EXHIBITS

2.1

Master Transaction Agreement, dated as of January 18, 2018, by and among The Lincoln National Life Insurance Company, for the limited purposes set forth therein, Lincoln National Corporation, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, for the limited purposes set forth therein, Liberty Mutual Group Inc., Protective Life Insurance Company and for the limited purposes set forth therein, Protective Life Corporation, is incorporated by reference to Exhibit 2.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 22, 2018.

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 14, 2017.

3.2	Amended and Restated Bylaws of LNC (effective May 26, 2017) are incorporated by reference to Exhibit 3.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2017.

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

4.7

Senior Indenture, dated as of March 10, 2009, between LNC and the Bank of New York Mellon, is incorporated by reference to Exhibit 4.1 to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.

4.8

Junior Subordinated Indenture, dated as of March 10, 2009, between LNC and the Bank of New York Mellon, is incorporated by reference to Exhibit 4.3 to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.

4.9	Form of 7.00% Notes due March 15, 2018, incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.10	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.11	Form of 6.15% Senior Notes due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.12	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.13	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.14	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.15	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.

4.16	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.17	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.18	Form of 4.85% Senior Notes due 2021 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.

4.19	Form of 4.20% Senior Notes due 2022 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 29, 2012.

4.20	Form of 4.00% Senior Notes due 2023 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.

4.21	Form of 3.350% Senior Notes due 2025 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 10, 2015.

4.22	Form of 3.625% Senior Notes due 2026 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 12, 2016.

4.23	Form of 3.800% Senior Notes due 2028 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.24	Form of 4.350% Senior Notes due 2048 incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

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

10.5	2017 Non-Employee Director Fees are incorporated by reference to Exhibit 10.5 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2016.*

10.6	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.7	The Severance Plan for Officers of LNC (Amended and Restated effective as of November 18, 2017) is filed herewith.

10.8	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

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

10.19	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.20	Form of Non-Qualified Stock Option Award Agreement is incorporated by Reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.21

Amendment #1 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.28 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.22

Amendment #2 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.29 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.23

Form of 2014-2016 Performance Cycle Agreement for the Senior Management Committee and the Corporate Leadership Group under the LNC 2009 Amended and Restated Incentive Compensation Plan is incorporated by Reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2014.*

10.24

Form of Restricted Stock Unit Award Agreement for 2015 under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.25

Form of Nonqualified Stock Option Agreement under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.26

Form of 2015-2017 Performance Cycle Agreement for 2015 under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.27

Form of Restricted Stock Unit Award Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2016.*

10.28

Form of Nonqualified Stock Option Award Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2017.*

10.29

Form of 2016-2018 Performance Cycle Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2016.*

10.30

LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.31

Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the Commission upon request.

10.32

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.33

Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.34

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

LINCOLN NATIONAL CORPORATION

Dated: February 22, 2018	By:	/s/ Randal J. Freitag
Randal J. Freitag
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signature	Title

/s/ Dennis R. Glass	President, Chief Executive Officer and Director
Dennis R. Glass	(Principal Executive Officer)

/s/ Randal J. Freitag	Executive Vice President and Chief Financial Officer
Randal J. Freitag	(Principal Financial Officer)

/s/ Christine A. Janofsky	Senior Vice President and Chief Accounting Officer
Christine A. Janofsky	(Principal Accounting Officer)

/s/ Deirdre P. Connelly	Director
Deirdre P. Connelly

/s/ William H. Cunningham	Director
William H. Cunningham

/s/ George W. Henderson, III	Director
George W. Henderson, III

/s/ Eric G. Johnson	Director
Eric G. Johnson

/s/ Gary C. Kelly	Director
Gary C. Kelly

/s/ M. Leanne Lachman	Director
M. Leanne Lachman

/s/ Michael F. Mee	Director
Michael F. Mee

/s/ Patrick S. Pittard	Director
Patrick S. Pittard

/s/ Isaiah Tidwell	Director
Isaiah Tidwell

/s/ Lynn M. Utter	Director
Lynn M. Utter

Index to Financial Statement Schedules

I	– Summary of Investments – Other than Investments in Related Parties	FS-2
II	– Condensed Financial Information of Registrant	FS-3
III	– Supplementary Insurance Information	FS-6
IV	– Reinsurance	FS-8

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

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2017
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government bonds	$527	$567	$567
Foreign government bonds	395	451	451
State and municipal bonds	4,172	5,119	5,119
Public utilities	12,785	14,244	14,244
All other corporate bonds	62,916	67,972	67,972
Mortgage-backed and asset-backed securities	5,623	5,847	5,847
Hybrid and redeemable preferred securities	575	640	640
Total available-for-sale fixed maturity securities	86,993	94,840	94,840

Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	184	188	188
Industrial, miscellaneous and all other	44	33	33
Non-redeemable preferred securities	19	25	25
Total available-for-sale equity securities	247	246	246

Trading securities	1,425	1,620	1,620
Mortgage loans on real estate	10,762	10,877	10,762
Real estate	11	N/A	11
Policy loans	2,399	N/A	2,399
Derivative investments (2)	1,538	915	915
Other investments	2,296	2,296	2,296
Total investments	$105,671		$113,089

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.
(2)	Derivative investment assets were offset by $338 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As of December 31,
	2017	2016

ASSETS
Investments in subsidiaries (1)	$20,488	$17,576
Derivative investments	187	213
Other investments	77	51
Cash and invested cash	620	611
Loans and accrued interest to subsidiaries (1)	2,328	2,542
Other assets	16	27
Total assets	$23,716	$21,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common dividends payable	$72	$66
Short-term debt	450	-
Long-term debt	4,894	5,343
Loans from subsidiaries (1)	476	625
Payables for collateral on investments	65	81
Other liabilities	437	427
Total liabilities	6,394	6,542

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized	5,693	5,869
Retained earnings	8,399	7,043
Accumulated other comprehensive income (loss)	3,230	1,566
Total stockholders’ equity	17,322	14,478
Total liabilities and stockholders’ equity	$23,716	$21,020

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Dividends from subsidiaries (1)	$1,069	$1,035	$1,175
Interest from subsidiaries (1)	133	123	111
Net investment income	2	3	-
Realized gain (loss)	(3)	-	-
Other revenues	-	-	25
Total revenues	1,201	1,161	1,311
Expenses
Operating and administrative expenses	40	46	38
Interest – subsidiaries (1)	21	16	7
Interest – other	247	327	270
Total expenses	308	389	315
Income (loss) before federal income taxes, equity in income (loss) of
subsidiaries, less dividends	893	772	996
Federal income tax expense (benefit)	(20)	(95)	(66)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	913	867	1,062
Equity in income (loss) of subsidiaries, less dividends	1,166	325	92
Net income (loss)	2,079	1,192	1,154
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	1,643	709	(2,229)
Foreign currency translation adjustment	13	(22)	(2)
Funded status of employee benefit plans	8	34	(20)
Total other comprehensive income (loss), net of tax	1,664	721	(2,251)
Comprehensive income (loss)	$3,743	$1,913	$(1,097)

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$2,079	$1,192	$1,154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries greater than distributions (1)	(1,166)	(325)	(92)
Realized (gain) loss	3	-	-
Change in federal income tax accruals	107	120	106
Other	20	54	(74)
Net cash provided by (used in) operating activities	1,043	1,041	1,094

Cash Flows from Investing Activities
Net change in collateral on derivatives	3	-	-
Capital contribution to subsidiaries (1)	(60)	-	(75)
Increase (decrease) in collateral on investments	(45)	(23)	(38)
Net cash provided by (used in) investing activities	(102)	(23)	(113)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(350)	(250)
Issuance of long-term debt, net of issuance costs	-	395	300
Payment related to early extinguishment of debt	-	(59)	-
Increase (decrease) in loans from subsidiaries, net (1)	(230)	37	68
Increase (decrease) in loans to subsidiaries, net (1)	239	(20)	(27)
Common stock issued for benefit plans	46	26	47
Repurchase of common stock	(725)	(879)	(900)
Dividends paid to common stockholders	(262)	(238)	(204)
Net cash provided by (used in) financing activities	(932)	(1,088)	(966)
Net increase (decrease) in cash and invested cash	9	(70)	15
Cash and invested cash as of beginning-of-year	611	681	666
Cash and invested cash as of end-of-year	$620	$611	$681

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2017
Annuities	$3,583	$1,943	$-	$21,713	$475
Retirement Plan Services	194	4	-	18,719	-
Life Insurance	4,446	12,658	-	39,459	773
Group Protection	180	2,262	-	161	1,998
Other Operations	-	6,020	-	157	10
Total	$8,403	$22,887	$-	$80,209	$3,256

	As of or For the Year Ended December 31, 2016
Annuities	$3,597	$2,485	$-	$21,202	$331
Retirement Plan Services	201	4	-	17,878	-
Life Insurance	5,145	11,400	-	39,332	703
Group Protection	191	2,280	-	168	1,939
Other Operations	-	5,407	-	323	14
Total	$9,134	$21,576	$-	$78,903	$2,987

	As of or For the Year Ended December 31, 2015
Annuities	$3,558	$2,095	$-	$21,162	$418
Retirement Plan Services	216	4	-	16,583	-
Life Insurance	5,496	10,595	-	38,706	649
Group Protection	240	2,347	-	170	2,163
Other Operations	-	5,667	-	741	16
Total	$9,510	$20,708	$-	$77,362	$3,246

(1)	Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2017
Annuities	$1,038	$1,084	$430	$1,397	$-
Retirement Plan Services	899	538	27	396	-
Life Insurance	2,643	4,593	468	721	-
Group Protection	168	1,353	79	611	-
Other Operations	242	182	-	343	-
Total	$4,990	$7,750	$1,004	$3,468	$-

	As of or For the Year Ended December 31, 2016
Annuities	$1,033	$1,130	$388	$1,296	$-
Retirement Plan Services	859	515	28	386	-
Life Insurance	2,562	4,071	734	688	-
Group Protection	176	1,324	126	580	-
Other Operations	244	216	-	453	-
Total	$4,874	$7,256	$1,276	$3,403	$-

	As of or For the Year Ended December 31, 2015
Annuities	$1,004	$1,259	$330	$1,317	$-
Retirement Plan Services	846	497	30	385	-
Life Insurance	2,541	3,938	831	650	-
Group Protection	184	1,638	80	573	-
Other Operations	252	220	-	394	-
Total	$4,827	$7,552	$1,271	$3,319	$-

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2017
Individual life insurance in-force (1)	$1,075,600	$286,600	$9,500	$798,500	1.2%
Premiums:
Life insurance and annuities (2)	8,949	1,465	80	7,564	1.1%
Accident and health insurance	1,320	20	11	1,311	0.8%
Total premiums	$10,269	$1,485	$91	$8,875

	As of or For the Year Ended December 31, 2016
Individual life insurance in-force (1)	$1,035,600	$288,000	$10,200	$757,800	1.3%
Premiums:
Life insurance and annuities (2)	8,277	1,392	80	6,965	1.1%
Accident and health insurance	1,274	21	13	1,266	1.0%
Total premiums	$9,551	$1,413	$93	$8,231

	As of or For the Year Ended December 31, 2015
Individual life insurance in-force (1)	$1,032,900	$287,400	$10,400	$755,900	1.4%
Premiums:
Life insurance and annuities (2)	8,112	1,289	58	6,881	0.8%
Accident and health insurance	1,417	22	15	1,410	1.1%
Total premiums	$9,529	$1,311	$73	$8,291

(1)	Includes Group Protection segment and Other Operations in-force amounts.
(2)	Includes insurance fees on universal life and other interest-sensitive products.