Form 10-Q
period 2018-03-31
LINCOLN NATIONAL CORP
filed 2018-05-03
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 218,706,881 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2018 – $87,267; 2017 – $86,993)	$92,059	$94,840
Equity securities (cost: 2017 – $247)	-	246
Trading securities	1,553	1,620
Equity securities	112	-
Mortgage loans on real estate	11,047	10,762
Real estate	11	11
Policy loans	2,389	2,399
Derivative investments	827	915
Other investments	2,049	2,296
Total investments	110,047	113,089
Cash and invested cash	2,257	1,628
Deferred acquisition costs and value of business acquired	9,289	8,403
Premiums and fees receivable	480	396
Accrued investment income	1,137	1,078
Reinsurance recoverables	5,009	4,907
Funds withheld reinsurance assets	576	593
Goodwill	1,368	1,368
Other assets	6,313	6,082
Separate account assets	142,761	144,219
Total assets	$279,237	$281,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$22,923	$22,887
Other contract holder funds	80,710	80,209
Short-term debt	250	450
Long-term debt	5,648	4,894
Reinsurance related embedded derivatives	34	57
Funds withheld reinsurance liabilities	1,726	1,761
Deferred gain on business sold through reinsurance	1	1
Payables for collateral on investments	4,265	4,417
Other liabilities	4,934	5,546
Separate account liabilities	142,761	144,219
Total liabilities	263,252	264,441

Contingencies and Commitments (See Note 10)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 218,695,476 and 218,090,114 shares
issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	5,700	5,693
Retained earnings	8,052	8,399
Accumulated other comprehensive income (loss)	2,233	3,230
Total stockholders’ equity	15,985	17,322
Total liabilities and stockholders’ equity	$279,237	$281,763

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2018	2017
Revenues
Insurance premiums	$777	$807
Fee income	1,456	1,354
Net investment income	1,233	1,238
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(2)	(4)
Portion of loss recognized in other comprehensive income	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(2)	(4)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	14	(35)
Total realized gain (loss)	12	(39)
Amortization of deferred gain on business sold through reinsurance	-	18
Other revenues	131	122
Total revenues	3,609	3,500
Expenses
Interest credited	653	647
Benefits	1,358	1,290
Commissions and other expenses	1,057	1,015
Interest and debt expense	91	64
Strategic digitization expense	15	9
Total expenses	3,174	3,025
Income (loss) before taxes	435	475
Federal income tax expense (benefit)	68	40
Net income (loss)	367	435
Other comprehensive income (loss), net of tax	(1,639)	281
Comprehensive income (loss)	$(1,272)	$716

Net Income (Loss) Per Common Share
Basic	$1.68	$1.93
Diluted	1.64	1.89

Cash Dividends Declared Per Common Share	$0.33	$0.29

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2018	2017

Common Stock
Balance as of beginning-of-year	$5,693	$5,869
Stock compensation/issued for benefit plans	7	44
Retirement of common stock/cancellation of shares	-	(74)
Balance as of end-of-period	5,700	5,839

Retained Earnings
Balance as of beginning-of-year	8,399	7,043
Cumulative effect from adoption of new accounting standards	(642)	-
Net income (loss)	367	435
Retirement of common stock	-	(126)
Common stock dividends declared	(72)	(65)
Balance as of end-of-period	8,052	7,287

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,230	1,566
Cumulative effect from adoption of new accounting standards	642	-
Other comprehensive income (loss), net of tax	(1,639)	281
Balance as of end-of-period	2,233	1,847
Total stockholders’ equity as of end-of-period	$15,985	$14,973

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$367	$435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	6	15
Trading securities purchases, sales and maturities, net	39	23
Change in premiums and fees receivable	(84)	(35)
Change in accrued investment income	(59)	(62)
Change in future contract benefits and other contract holder funds	(104)	(281)
Change in reinsurance related assets and liabilities	(113)	(13)
Change in federal income tax accruals	68	40
Realized (gain) loss	(12)	39
Amortization of deferred gain on business sold through reinsurance	-	(18)
Other	32	(34)
Net cash provided by (used in) operating activities	140	109

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(2,020)	(3,158)
Sales of available-for-sale securities and equity securities	427	503
Maturities of available-for-sale securities	1,368	1,298
Purchases of alternative investments	(63)	(53)
Sales and repayments of alternative investments	31	53
Issuance of mortgage loans on real estate	(546)	(341)
Repayment and maturities of mortgage loans on real estate	261	229
Issuance and repayment of policy loans, net	11	18
Net change in collateral on investments, derivatives and related settlements	(32)	(32)
Other	(32)	(16)
Net cash provided by (used in) investing activities	(595)	(1,499)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(487)	-
Issuance of long-term debt, net of issuance costs	1,094	-
Payment related to early extinguishment of debt	(23)	-
Deposits of fixed account values, including the fixed portion of variable	2,765	2,713
Withdrawals of fixed account values, including the fixed portion of variable	(1,498)	(1,530)
Transfers to and from separate accounts, net	(686)	(356)
Common stock issued for benefit plans	(9)	29
Repurchase of common stock	-	(200)
Dividends paid to common stockholders	(72)	(65)
Net cash provided by (used in) financing activities	1,084	591

Net increase (decrease) in cash, invested cash and restricted cash	629	(799)
Cash, invested cash and restricted cash as of beginning-of-year	1,628	2,722
Cash, invested cash and restricted cash as of end-of-period	$2,257	$1,923

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 15 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2017 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board and the impact of the adoption on our financial statements.  ASUs not listed below were assessed and determined to be either not applicable or not material in presentation or amount.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers and all related amendments

This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods and services and defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation.  Although the standard and all related amendments supersede nearly all existing revenue recognition guidance under GAAP, the guidance does not amend the accounting for insurance and investment contracts recognized in accordance with Accounting Standards Codification™ (“ASC”) Topic 944, Financial Services – Insurance, leases, financial instruments and guarantees.

January 1, 2018

We adopted the standard and all related amendments using the modified retrospective method.  Our primary sources of revenue are recognized in accordance with ASC Topic 944, Financial Services – Insurance; as such, revenue within the scope of the new standard primarily includes commissions and advisory fees earned by our broker dealer operation.  The adoption did not have a material impact on our consolidated financial condition, results of operations, stockholders’ equity or cash flows.  There were no material changes in the timing or measurement of revenues based upon the guidance.  As a result, there is no cumulative effect on retained earnings.  For more information, see Note 15.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

These amendments require, among other things, the fair value measurement of investments in equity securities and certain other ownership interests that do not result in consolidation and are not accounted for under the equity method of accounting.  The change in fair value of the impacted investments in equity securities must be recognized in net income in the period of the change in fair value.  In addition, the amendments include certain enhancements to the presentation and disclosure requirements for financial assets and financial liabilities.  The guidance does not apply to Federal Home Loan Bank (“FHLB”) Stock.  Early adoption of the ASU is generally not permitted, except as defined in the ASU.  The amendments were adopted in the financial statements through a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption.

January 1, 2018

At the time of adoption, we had equity securities classified as available-for-sale (“AFS”) with a total carrying value of $246 million.  We classified, prospectively, $110 million of equity securities within the scope of this ASU in a separate line on our Consolidated Balance Sheets.  The remaining securities, consisting of $136 million of FHLB stock, are classified in other investments on our Consolidated Balance Sheet and carried at cost. The cumulative-effect adjustment of adopting this ASU was $1 million.

ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

These amendments require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act (“Tax Act”) of 2017.  The amount of the reclassification is equal to the impact of the change in deferred taxes related to amounts recorded in accumulated other comprehensive income (loss) (“AOCI”) resulting from the change in the statutory corporate tax rate from 35% to 21%.  Early adoption is permitted and retrospective application is required.

		January 1, 2018	We retrospectively reclassified $641 million of stranded tax effects from AOCI to retained earnings in the period of adoption.

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

3. Acquisition

As previously announced, on May 1, 2018,  The Lincoln National Life Insurance Company (“LNL”) and LNC completed the previously disclosed acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), which operated Liberty’s group benefits business (the “Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”).

The acquisition was completed pursuant to a Master Transaction Agreement (the “Master Transaction Agreement”) with Liberty Mutual Insurance Company (“LMIC”), Liberty Mutual Fire Insurance Company (together with LMIC, “Sellers”), for the limited purposes set forth therein, Liberty Mutual Group Inc. (“Liberty”), Protective Life Insurance Company (“Reinsurer”), and for the limited purposes set forth therein, Protective Life Corporation, which Master Transaction Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 22, 2018.

Additionally, pursuant to the Master Transaction Agreement, Liberty Life entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents with each of Reinsurer and Protective Life and Annuity Insurance Company (together with Reinsurer, “Reinsurers”) at the closing of the transaction.  On the terms and subject to the conditions of the Reinsurance Agreements, Liberty Life ceded to Reinsurers, effective as of May 1, certain insurance policies relating to the Liberty Life Business.  To support their obligations under the Reinsurance Agreements, Reinsurers have established trust accounts for the benefit of LNL.

4.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2017 Form 10-K for a detailed discussion of our consolidated variable interest entities (“VIEs”), which information is incorporated herein by reference.

Asset information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2018			As of December 31, 2017
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	562	-	1	573	-
Total assets	1	$562	$-	1	$573	$-

As of March 31, 2018 and December 31, 2017, there were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2017 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.6 billion and $1.5 billion as of March  31, 2018 and December 31, 2017, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $29 million and $31 million as of March  31, 2018, and December 31, 2017, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the three months ended March 31, 2018 and 2017, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of March 31, 2018.

5.  Investments

AFS Securities

See Note 1 in our 2017 Form 10-K for information regarding our accounting policy relating to AFS securities, which also includes additional disclosures regarding our fair value measurements.  In addition, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in 2018 that resulted in a new classification and measurement of our equity securities.  See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$76,036	$4,647	$932	$(8)	$79,759
Asset-backed securities ("ABS")	868	46	8	(15)	921
U.S. government bonds	373	31	3	-	401
Foreign government bonds	394	46	-	-	440
Residential mortgage-backed securities ("RMBS")	3,291	132	72	(23)	3,374
Commercial mortgage-backed securities ("CMBS")	669	5	14	(3)	663
Collateralized loan obligations ("CLOs")	872	1	3	(5)	875
State and municipal bonds	4,190	820	10	-	5,000
Hybrid and redeemable preferred securities	574	72	20	-	626
Total AFS securities	$87,267	$5,800	$1,062	$(54)	$92,059

	As of December 31, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$75,701	$6,862	$354	$(7)	$82,216
ABS	903	51	7	(27)	974
U.S. government bonds	527	41	1	-	567
Foreign government bonds	395	56	-	-	451
RMBS	3,327	155	39	(22)	3,465
CMBS	590	10	2	(2)	600
CLOs	803	2	2	(5)	808
State and municipal bonds	4,172	953	6	-	5,119
Hybrid and redeemable preferred securities	575	87	22	-	640
Total fixed maturity securities	86,993	8,217	433	(63)	94,840
Equity AFS securities	247	16	17	-	246
Total AFS securities	$87,240	$8,233	$450	$(63)	$95,086

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2018, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,468	$3,503
Due after one year through five years	18,142	18,473
Due after five years through ten years	16,434	16,626
Due after ten years	43,523	47,624
Subtotal	81,567	86,226
Structured securities (ABS, MBS, CLOs)	5,700	5,833
Total fixed maturity AFS securities	$87,267	$92,059

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$20,141	$510	$4,547	$424	$24,688	$934
ABS	107	2	141	14	248	16
U.S. government bonds	100	1	18	2	118	3
RMBS	700	20	608	53	1,308	73
CMBS	450	10	59	4	509	14
CLOs	547	3	75	-	622	3
State and municipal bonds	107	2	100	8	207	10
Hybrid and redeemable
preferred securities	36	1	124	19	160	20
Total AFS securities	$22,188	$549	$5,672	$524	$27,860	$1,073

Total number of AFS securities in an unrealized loss position						2,208

	As of December 31, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$4,854	$68	$4,893	$288	$9,747	$356
ABS	62	1	151	15	213	16
U.S. government bonds	156	-	19	1	175	1
RMBS	302	4	641	36	943	40
CMBS	113	-	60	3	173	3
CLOs	281	2	72	-	353	2
State and municipal bonds	34	-	93	6	127	6
Hybrid and redeemable
preferred securities	20	-	126	22	146	22
Total fixed maturity securities	5,822	75	6,055	371	11,877	446
Equity AFS securities	22	14	8	3	30	17
Total AFS securities	$5,844	$89	$6,063	$374	$11,907	$463

Total number of AFS securities in an unrealized loss position						1,128

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$102	$33	$2	18
Six months or greater, but less than nine months	17	8	-	4
Nine months or greater, but less than twelve months	-	-	-	3
Twelve months or greater	182	63	8	30
Total	$301	$104	$10	55

	As of December 31, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$156	$57	$1	26
Six months or greater, but less than nine months	2	1	-	4
Nine months or greater, but less than twelve months	15	8	-	7
Twelve months or greater	215	78	10	49
Total	$388	$144	$11	86

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities increased by $627 million for the three months ended March 31, 2018.  As discussed further below, we believe the unrealized loss position as of March 31, 2018, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell these fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of March 31, 2018, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2018, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of March 31, 2018, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of March 31, 2018, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Balance as of beginning-of-year	$378	$430
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	2	1
Credit losses on securities for which an OTTI was previously recognized	-	3
Decreases attributable to:
Securities sold, paid down or matured	(2)	(41)
Balance as of end-of-period	$378	$393

During the three months ended March 31, 2018 and 2017, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

•	Failure of the issuer of the security to make scheduled payments;
•	Deterioration of creditworthiness of the issuer;
•	Deterioration of conditions specifically related to the security;
•	Deterioration of fundamentals of the industry in which the issuer operates; and
•	Deterioration of the rating of the security by a rating agency.

We recognize the OTTI attributed to the noncredit portion as a separate component in OCI referred to as unrealized OTTI on fixed maturity AFS securities.

Mortgage Loans on Real Estate

See Note 1 in our 2017 Form 10-K for information regarding our accounting policy relating to mortgage loans on real estate.

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 20% and 21% of mortgage loans on real estate as of March 31, 2018, and December 31, 2017, respectively, and Texas which accounted for 12% of mortgage loans on real estate as of March 31, 2018, and December 31, 2017.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	March 31,	December 31,
	2018	2017
Current	$11,047	$10,762
60 to 90 days past due	-	-
Greater than 90 days past due	3	3
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Unamortized premium (discount)	-	-
Total carrying value	$11,047	$10,762

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Number of impaired mortgage loans on real estate	3	3

Principal balance of impaired mortgage loans on real estate	$11	$11
Valuation allowance associated with impaired mortgage loans on real estate	(3)	(3)
Carrying value of impaired mortgage loans on real estate	$8	$8

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Balance as of beginning-of-year	$3	$2
Additions	-	-
Charge-offs, net of recoveries	-	-
Balance as of end-of-period	$3	$2

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Average carrying value for impaired mortgage loans on real estate	$8	$5
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

As described in Note 1 in our 2017 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of March 31, 2018			As of December 31, 2017
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$9,939	90.0%	2.27	$9,642	89.6%	2.26
65% to 74%	996	9.0%	1.93	1,000	9.3%	1.94
75% to 100%	104	0.9%	0.97	112	1.0%	0.97
Greater than 100%	8	0.1%	0.82	8	0.1%	0.82
Total mortgage loans on real estate	$11,047	100.0%		$10,762	100.0%

Alternative Investments

As of March 31, 2018, and December 31, 2017, alternative investments included investments in 228 and 224 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Fixed maturity AFS securities: (1)
Gross gains	$14	$8
Gross losses	(32)	(12)
Equity AFS securities:
Gross gains	-	1
Gross losses	-	-
Gain (loss) on other investments (2)	2	(3)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(7)
Total realized gain (loss) related to certain investments, pre-tax	$(21)	$(13)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.
(2)	Includes market adjustments on equity securities still held as of March 31, 2018 of less than $1 million.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(2)
ABS	-	(1)
RMBS	-	(1)
Gross OTTI recognized in net income (loss)	(2)	(4)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-
Net OTTI recognized in net income (loss), pre-tax	$(2)	$(4)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$-
Change in DAC, VOBA, DSI and DFEL	-	-
Net portion of OTTI recognized in OCI, pre-tax	$-	$-

Determination of Credit Losses on Corporate Bonds and ABS

As of March 31, 2018, and December 31, 2017, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2018, and December 31, 2017, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2018, and December 31, 2017, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.4 billion and $3.5 billion, respectively, and a fair value of $3.3 billion and $3.5 billion, respectively.  As of March 31, 2018, and December 31, 2017, 98% of the fair value of our ABS portfolio was rated investment grade.  As of March 31, 2018, and December 31, 2017, the portion of our ABS portfolio rated below investment grade had an amortized cost of $46 million and a fair value of $43 million.  Based upon the analysis discussed above, we believe as of March 31, 2018, and December 31, 2017, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of March 31, 2018, and December 31, 2017, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of March 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$682	$682	$765	$765
Securities pledged under securities lending agreements (2)	154	149	222	213
Securities pledged under repurchase agreements (3)	529	586	530	588
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	2,900	4,206	2,900	4,235
Total payables for collateral on investments	$4,265	$5,623	$4,417	$5,801

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2018	2017
Collateral payable for derivative investments	$(83)	$29
Securities pledged under securities lending agreements	(68)	(89)
Securities pledged under repurchase agreements	(1)	1
Investments pledged for FHLBI	-	150
Total increase (decrease) in payables for collateral on investments	$(152)	$91

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of March 31, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$280	$149	$529
Total	-	100	280	149	529
Securities Lending
Corporate bonds	154	-	-	-	154
Total	154	-	-	-	154
Total gross secured borrowings	$154	$100	$280	$149	$683

	As of December 31, 2017
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$280	$150	$530
Total	-	100	280	150	530
Securities Lending
Corporate bonds	222	-	-	-	222
Total	222	-	-	-	222
Total gross secured borrowings	$222	$100	$280	$150	$752

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements, which we are permitted to sell or re-pledge.  As of March 31, 2018, the fair value of all collateral received that we are permitted to sell or re-pledge was $629 million.  As of March 31, 2018, we have re-pledged $337 million of this collateral to cover initial margin on certain derivative investments.

Investment Commitments

As of March 31, 2018, our investment commitments were $1.6 billion, which included $735 million of LPs, $582 million of mortgage loans on real estate and $280 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2018, and December 31, 2017, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.5 billion and $1.3 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.2 billion and $1.0 billion, respectively, or 1% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2018, and December 31, 2017, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $14.3 billion and $15.0 billion, respectively, or 13% of our invested assets portfolio, and our investments in securities in the utilities industry with a fair value of $13.9 billion and $14.3 billion, respectively, or 13% of our invested assets portfolio.  These concentrations include fixed maturity AFS,  trading and equity securities.

6.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, basis risk and credit risk.  See Note 1 in our 2017 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2017 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy, which information is incorporated herein by reference.  See Note 14 for additional disclosures related to the fair value of our derivative instruments.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2018			As of December 31, 2017
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,137	$49	$37	$3,007	$46	$84
Foreign currency contracts (1)	1,887	47	139	1,804	79	79
Total cash flow hedges	5,024	96	176	4,811	125	163
Fair value hedges:
Interest rate contracts (1)	1,439	200	142	1,438	254	174
Non-Qualifying Hedges
Interest rate contracts (1)	99,814	498	165	72,937	657	127
Foreign currency contracts (1)	114	-	-	22	-	-
Equity market contracts (1)	30,604	656	374	31,090	562	557
Credit contracts (1)	-	-	-	52	-	-
Embedded derivatives:
Guaranteed living benefit ("GLB")
direct (2)	-	1,110	-	-	903	-
GLB ceded (2) (3)	-	45	111	-	51	67
Reinsurance related (4)	-	-	34	-	-	57
Indexed annuity and IUL contracts (2) (5)	-	17	1,346	-	11	1,418
Total derivative instruments	$136,995	$2,622	$2,348	$110,350	$2,563	$2,563

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2018
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$25,386	$13,592	$45,940	$18,259	$1,213	$104,390
Foreign currency contracts (2)	114	290	426	1,161	10	2,001
Equity market contracts	18,923	8,618	385	14	2,664	30,604
Total derivative instruments
with notional amounts	$44,423	$22,500	$46,751	$19,434	$3,887	$136,995

(1)	As of March 31, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of March 31, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(29)	$49
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	(6)	-
Cash flow hedges:
Interest rate contracts	53	9
Foreign currency contracts	(37)	11
Change in foreign currency exchange rate adjustment	(50)	(20)
Change in DAC, VOBA, DSI and DFEL	4	(2)
Income tax benefit (expense)	7	1
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	2
Interest rate contracts (2)	(3)	(4)
Interest rate contracts (3)	-	-
Foreign currency contracts (1)	5	4
Foreign currency contracts (3)	-	5
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	-
Income tax benefit (expense)	-	(2)
Balance as of end-of-period	$(60)	$43

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$2
Interest rate contracts (2)	(3)	(4)
Foreign currency contracts (1)	5	4
Foreign currency contracts (3)	-	5
Total cash flow hedges	3	7
Fair value hedges:
Interest rate contracts (1)	(4)	(7)
Interest rate contracts (2)	6	8
Interest rate contracts (3)	33	8
Total fair value hedges	35	9
Non-Qualifying Hedges
Interest rate contracts (3)	(314)	(50)
Foreign currency contracts (3)	2	3
Equity market contracts (3)	7	(528)
Equity market contracts (4)	(2)	10
Embedded derivatives:
GLB (3)	157	597
Reinsurance related (3)	23	3
Indexed annuity and IUL contracts (3)	52	(120)
Total derivative instruments	$(37)	$(69)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Offset to net investment income	$6	$6
Offset to realized gain (loss)	-	5
Offset to interest and debt expense	(3)	(4)

As of March 31, 2018,  $21 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2018 and 2017, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

As of December 31, 2017 information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Maximum potential payout	$-	$52
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$-	$52

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2018, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2018 and December 31, 2017, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2018		As of December 31, 2017
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$79	$(4)	$116	$(1)
A+	181	(109)	242	(453)
A	184	(34)	170	(120)
A-	237	-	237	(3)
BBB+	-	(11)	-	(4)
	$681	$(158)	$765	$(581)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of March 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,172	$1,172	$2,344
Gross amounts offset	(345)	-	(345)
Net amount of assets	827	1,172	1,999
Gross amounts not offset:
Cash collateral	(681)	-	(681)
Non-cash collateral	(80)	-	(80)
Net amount	$66	$1,172	$1,238

Financial Liabilities
Gross amount of recognized liabilities	$634	$1,491	$2,125
Gross amounts offset	(278)	-	(278)
Net amount of liabilities	356	1,491	1,847
Gross amounts not offset:
Cash collateral	(158)	-	(158)
Non-cash collateral	(198)	-	(198)
Net amount	$-	$1,491	$1,491

	As of December 31, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,301	$965	$2,266
Gross amounts offset	(386)	-	(386)
Net amount of assets	915	965	1,880
Gross amounts not offset:
Cash collateral	(765)	-	(765)
Net amount	$150	$965	$1,115

Financial Liabilities
Gross amount of recognized liabilities	$955	$1,542	$2,497
Gross amounts offset	(296)	-	(296)
Net amount of liabilities	659	1,542	2,201
Gross amounts not offset:
Cash collateral	(581)	-	(581)
Net amount	$78	$1,542	$1,620

7.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 16% and 8% for the three months ended March 31, 2018 and 2017, respectively.  The effective tax rate on pre-tax income was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, were the result of the separate account dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items.

The SEC previously issued rules that allow for a one year measurement period after the enactment of the Tax Act to finalize calculations and recording of the related tax impacts.  Subsequent to the Tax Act, we have continued to review and analyze the provisions of the Tax Act, including the actual and potential impact of the reduction in the U.S. federal corporate income tax rate and the impact of specific life insurance provisions on our financial statements.  While we do not anticipate any significant changes to amounts currently recorded, any additional adjustments to amounts recorded as a result of the Tax Act will be made during 2018.

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2018 (1)	2017 (1)
Return of Net Deposits
Total account value	$95,959	$96,941
Net amount at risk (2)	119	81
Average attained age of contract holders	64 years	64 years

Minimum Return
Total account value	$104	$108
Net amount at risk (2)	17	18
Average attained age of contract holders	76 years	76 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,071	$26,596
Net amount at risk (2)	543	417
Average attained age of contract holders	70 years	70 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Three
	Months Ended
	March 31,
	2018	2017
Balance as of beginning-of-year	$100	$110
Changes in reserves	11	(5)
Benefits paid	(3)	(6)
Balance as of end-of-period	$108	$99

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Asset Type
Domestic equity	$58,549	$59,647
International equity	20,609	20,837
Fixed income	40,443	40,626
Total	$119,601	$121,110
Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life

Insurance segment.  These UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of March 31, 2018 and December 31, 2017.  UL and VUL products with secondary guarantees represented 35%

and 26% of total sales for the three months ended March 31, 2018 and 2017, respectively.

9.  Long-Term Debt

Changes in long-term debt, excluding current portion, (in millions) were as follows:

For the Three
Months Ended
March 31,
2018
Balance as of beginning-of-year	$4,894
Senior notes issued:
4.00% notes, due 2023	150
3.80% notes, due 2028	500
4.35% notes, due 2048	450
Early extinguishment of 8.75% notes, due 2019	(287)
Unamortized premiums (discount)	4
Unamortized debt issuance costs	(9)
Fair value hedge-interest rate swap agreements	(54)
Balance as of end-of-period	$5,648

Details underlying the recognition of a gain (loss) on the early extinguishment of debt (in millions) reported within interest expense on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

For the Three
Months Ended
March 31,
2018
Principal balance outstanding prior to payoff (1)	$287
Unamortized debt issuance costs and
discounts prior to payoff	(1)
Amount paid to retire debt	(309)
Gain (loss) on early extinguishment of debt, pre-tax	$(23)

(1)	During the first quarter of 2018, we repurchased $287 million of our 8.75% senior notes due 2019.

10.  Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2018.    While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of March 31, 2018, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Certain reinsurers have sought rate increases on certain yearly renewable term treaties.  We are disputing the requested rate increases under these treaties.  We have initiated and will initiate arbitration proceedings, as necessary, under these treaties in order to protect our contractual rights.  Additionally, reinsurers may initiate arbitration proceedings against us.  We believe it is unlikely the outcome of these disputes will have a material adverse effect on our financial condition.  For more information about reinsurance, see Note 9 in our 2017 Form 10-K.

Cost of Insurance Litigation

Tutor v. Lincoln National Corporation and The Lincoln National Life Insurance Company, No. 2:17-cv-04150, filed in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action filed on September 18, 2017.  In March 2018, the Tutor case was consolidated with a newly-filed matter captioned Trinchero, et al. v. Lincoln National Corporation and The Lincoln National Life Insurance Company, filed in the same court, No. 18-cv-00765.  The consolidated case is captioned In re: Lincoln National 2017 COI Rate Litigation, Master File No. 17-cv-04150.  Plaintiffs own universal life insurance policies originally issued by former Jefferson-Pilot (now LNL).  Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017.  Plaintiffs seek to represent classes of policyholders and seek damages on their behalf.  We are vigorously defending this matter.

Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), No. 2:18-cv-01573 filed in the U.S. District Court for the District Court, Eastern District of Pennsylvania is a putative class action that was filed April 13, 2018.  Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on their behalf.  Breach of contract is the only cause of action asserted. We dispute the allegations and will vigorously defend this matter.

See Note 13 in our 2017 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

11.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Common Stock
Balance as of beginning-of-year	218,090,114	226,335,105
Stock issued for exercise of warrants	20,040	45,294
Stock compensation/issued for benefit plans	585,322	1,371,831
Retirement/cancellation of shares	-	(2,863,971)
Balance as of end-of-period	218,695,476	224,888,259

Common Stock as of End-of-Period
Basic basis	218,695,476	224,888,259
Diluted basis	222,379,443	228,934,631

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Weighted-average shares, as used in basic calculation	218,368,994	225,619,803
Shares to cover exercise of outstanding warrants	642,787	1,023,429
Shares to cover non-vested stock	1,592,959	1,675,799
Average stock options outstanding during the period	1,969,591	2,681,129
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(81,088)	(150,236)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,103,154)	(1,619,156)
Shares repurchasable from measured but
unrecognized stock option expense	(24,578)	(77,078)
Average deferred compensation shares	922,061	949,815
Weighted-average shares, as used in diluted calculation	222,287,572	230,103,505

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the three months ended March 31, 2018 and 2017, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $2 million and less than $1 million for the three months ended March 31, 2018 and 2017, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2018	2017
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,486	$1,784
Cumulative effect from adoption of new accounting standards	674	-
Unrealized holding gains (losses) arising during the period	(3,063)	530
Change in foreign currency exchange rate adjustment	52	19
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	958	(121)
Income tax benefit (expense)	432	(151)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(18)	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	(4)	(7)
Income tax benefit (expense)	5	4
Balance as of end-of-period	$2,556	$2,067
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$44	$25
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	9	-
Gross OTTI recognized in OCI during the period	-	-
Change in DAC, VOBA, DSI and DFEL	-	-
Income tax benefit (expense)	-	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	(9)	7
Change in DAC, VOBA, DSI and DFEL	(10)	(1)
Income tax benefit (expense)	4	(2)
Balance as of end-of-period	$38	$29
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(29)	$49
Cumulative effect from adoption of new accounting standard	(6)	-
Unrealized holding gains (losses) arising during the period	16	20
Change in foreign currency exchange rate adjustment	(50)	(20)
Change in DAC, VOBA, DSI and DFEL	4	(2)
Income tax benefit (expense)	7	1
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	3	7
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	-
Income tax benefit (expense)	-	(2)
Balance as of end-of-period	$(60)	$43
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(14)	$(27)
Foreign currency translation adjustment arising during the period	5	2
Balance as of end-of-period	$(9)	$(25)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(257)	$(265)
Cumulative effect from adoption of new accounting standard	(35)	-
Adjustment arising during the period	-	(2)
Balance as of end-of-period	$(292)	$(267)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2018	2017
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(18)	$(3)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(4)	(7)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(22)	(10)	operations before taxes
Income tax benefit (expense)	5	4	Federal income tax expense (benefit)
Reclassification, net of income tax	$(17)	$(6)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$-	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	-	operations before taxes
Income tax benefit (expense)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$-	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$2	Net investment income
Interest rate contracts	(3)	(4)	Interest and debt expense
Foreign currency contracts	5	4	Net investment income
Foreign currency contracts	-	5	Total realized gain (loss)
Total gross reclassifications	3	7
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	-	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	2	7	operations before taxes
Income tax benefit (expense)	-	(2)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$2	$5	Net income (loss)

12.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Total realized gain (loss) related to certain investments (1)	$(21)	$(13)
Realized gain (loss) on the mark-to-market on certain instruments (2)	1	11
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(1)	(10)
Associated amortization of DAC, VOBA, DSI and DFEL	-	(2)
Variable annuity net derivatives results: (4)
Gross gain (loss)	33	(28)
Associated amortization of DAC, VOBA, DSI and DFEL	-	3
Total realized gain (loss)	$12	$(39)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

13.  Stock-Based Incentive Compensation Plans

We sponsor stock-based incentive compensation plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to service-vested shares), stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”).  We issue new shares to satisfy option exercises and vested performance shares and RSUs.

LNC stock-based awards granted were as follows:

For the
Three
Months
Ended
March 31,
2018
10-year LNC stock options	453,941
Performance shares	156,245
RSUs	590,500
Non-employee:
SARs	14,692
Agent stock options	32,400
Director DSUs	6,653

14.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$92,059	$92,059	$94,840	$94,840
Equity securities	-	-	246	246
Trading securities	1,553	1,553	1,620	1,620
Equity securities	112	112	-	-
Mortgage loans on real estate	11,047	10,995	10,762	10,877
Derivative investments (1)	827	827	915	915
Other investments	2,049	2,049	2,296	2,296
Cash and invested cash	2,257	2,257	1,628	1,628
Other assets:
GLB direct embedded derivatives	1,110	1,110	903	903
GLB ceded embedded derivatives	45	45	51	51
Indexed annuity ceded embedded derivatives	17	17	11	11
Separate account assets	142,761	142,761	144,219	144,219

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,346)	(1,346)	(1,418)	(1,418)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(580)	(580)	(592)	(592)
Account values of certain investment contracts	(32,472)	(35,007)	(32,370)	(36,200)
Short-term debt	(250)	(250)	(450)	(452)
Long-term debt	(5,648)	(5,724)	(4,894)	(5,042)
Reinsurance related embedded derivatives	(34)	(34)	(57)	(57)
Other liabilities:
Derivative liabilities (1)	(234)	(234)	(338)	(338)
GLB ceded embedded derivatives	(111)	(111)	(67)	(67)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

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

Other Investments

The carrying value of our assets classified as other investments approximates fair value.  Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs.  Other investments also include FHLB stock carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy.  The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 1 within the fair value hierarchy.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2018, and December 31, 2017, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2018, or  December 31, 2017, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2017 Form 10-K:

	As of March 31, 2018
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,567	$3,192	$79,759
ABS	-	895	26	921
U.S. government bonds	392	4	5	401
Foreign government bonds	-	332	108	440
RMBS	-	3,374	-	3,374
CMBS	-	636	27	663
CLOs	-	873	2	875
State and municipal bonds	-	5,000	-	5,000
Hybrid and redeemable preferred securities	70	479	77	626
Trading securities	73	1,433	47	1,553
Equity securities	29	56	27	112
Derivative investments (1)	-	761	689	1,450
Other investments	149	-	-	149
Cash and invested cash	-	2,257	-	2,257
Other assets:
GLB direct embedded derivatives	-	-	1,110	1,110
GLB ceded embedded derivatives	-	-	45	45
Indexed annuity ceded embedded derivatives	-	-	17	17
Separate account assets	966	141,795	-	142,761
Total assets	$1,679	$234,462	$5,372	$241,513

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,346)	$(1,346)
Long-term debt	-	(1,072)	-	(1,072)
Reinsurance related embedded derivatives	-	(34)	-	(34)
Other liabilities:
Derivative liabilities (1)	-	(447)	(410)	(857)
GLB ceded embedded derivatives	-	-	(111)	(111)
Total liabilities	$-	$(1,553)	$(1,867)	$(3,420)

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

	For the Three Months Ended March 31, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$3,091	$3	$17	$74	$7	$3,192
ABS	27	-	(1)	-	-	26
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	-	(12)	-
CMBS	6	1	-	20	-	27
CLOs	91	-	-	2	(91)	2
Hybrid and redeemable
preferred securities	76	-	1	-	-	77
Equity AFS securities	162	-	-	-	(162)	-
Trading securities	49	(2)	-	-	-	47
Equity securities	-	-	-	1	26	27
Derivative investments	30	329	(19)	(61)	-	279
Other assets: (5)
GLB direct embedded derivatives	903	207	-	-	-	1,110
GLB ceded embedded derivatives	51	(6)	-	-	-	45
Indexed annuity ceded embedded derivatives	11	-	-	6	-	17
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,418)	52	-	20	-	(1,346)
Other liabilities – GLB ceded embedded
derivatives (5)	(67)	(44)	-	-	-	(111)
Total, net	$3,139	$540	$(4)	$62	$(232)	$3,505

	For the Three Months Ended March 31, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$2,405	$6	$65	$(204)	$131	$2,403
ABS	33	-	1	-	(5)	29
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	4	-	7
CMBS	7	-	-	41	(4)	44
CLOs	68	-	-	5	15	88
State and municipal bonds	-	(1)	-	-	2	1
Hybrid and redeemable
preferred securities	76	-	3	-	-	79
Equity AFS securities	177	1	(1)	5	-	182
Trading securities	65	1	7	(16)	3	60
Derivative investments	(93)	(69)	23	251	-	112
Other assets: (5)
GLB direct embedded derivatives	-	226	-	-	-	226
GLB ceded embedded derivatives	203	(87)	-	-	-	116
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,139)	(120)	-	21	-	(1,238)
Other liabilities – GLB direct embedded
derivatives (5)	(371)	371	-	-	-	-
Total, net	$1,545	$328	$97	$107	$147	$2,224

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
(2)

Transfers into or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior period.

(3)	Transfers into or out of Level 3 for FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$223	$(53)	$(2)	$(94)	$-	$74
CMBS	21	-	-	(1)	-	20
CLOs	2	-	-	-	-	2
Equity securities	1	-	-	-	-	1
Derivative investments	68	(6)	(123)	-	-	(61)
Other assets – indexed annuity ceded
embedded derivatives	6	-	-	-	-	6
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(27)	-	-	47	-	20
Total, net	$294	$(59)	$(125)	$(48)	$-	$62

	For the Three Months Ended March 31, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$38	$(62)	$(22)	$(63)	$(95)	$(204)
RMBS	4	-	-	-	-	4
CMBS	41	-	-	-	-	41
CLOs	5	-	-	-	-	5
Equity AFS securities	7	(2)	-	-	-	5
Trading securities	2	(17)	-	(1)	-	(16)
Derivative investments	47	294	(90)	-	-	251
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(18)	-	-	39	-	21
Total, net	$126	$213	$(112)	$(25)	$(95)	$107

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2018	2017
Derivative investments	$281	$(74)
Embedded derivatives:
Indexed annuity and IUL contracts	(4)	(14)
GLB	376	747
Total, net (1)	$653	$659

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2018			March 31, 2017
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$40	$(33)	$7	$160	$(29)	$131
ABS	-	-	-	-	(5)	(5)
U.S. government bonds	-	-	-	5	-	5
RMBS	-	(12)	(12)	-	-	-
CMBS	-	-	-	-	(4)	(4)
CLOs	-	(91)	(91)	30	(15)	15
State and municipal bonds	-	-	-	2	-	2
Equity AFS securities	-	(162)	(162)	-	-	-
Trading securities	-	-	-	3	-	3
Equity securities	26	-	26	-	-	-
Total, net	$66	$(298)	$(232)	$200	$(53)	$147

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2018 and 2017, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  In 2018, transfers into or out of Level 3 include FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three months ended March 31, 2018 and 2017, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2018:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,570	Discounted cash flow	Liquidity/duration adjustment (1)	0.5%	-	22.2%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	78	Discounted cash flow	Liquidity/duration adjustment (1)	1.6%	-	3.1%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	1.8%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.0%
Other assets:
GLB direct and ceded
embedded derivatives	1,155	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.30%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	17	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,346)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(111)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.30%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” in Note 1 of our 2017 Form 10-K.

15.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 21 of our 2017 Form 10-K for a brief description of these segments and Other Operations.

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
▪

Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value; and

▪	Changes in the fair value of equity securities;
•	Changes in reserves resulting from benefit ratio unlocking on our GDB and GLB riders;
•	Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;
•	Gains (losses) on early extinguishment of debt;
•	Losses from the impairment of intangible assets;
•	Income (loss) from discontinued operations;
•	Acquisition and integration costs related to mergers and acquisitions; and
•	Income (loss) from the initial adoption of new accounting standards, regulations, and policy changes including the net impact from the Tax Cuts and Jobs Act.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized gain (loss);
•	Revenue adjustments from the initial adoption of new accounting standards;
•	Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking; and
•	Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

We use our prevailing corporate federal income tax rates of 21% and 35%, where applicable, while taking into account any permanent differences for events recognized differently in our financial statements and federal income tax returns when reconciling our non-GAAP measures to the most comparable GAAP measure.  Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Revenues
Operating revenues:
Annuities	$1,073	$1,061
Retirement Plan Services	292	282
Life Insurance	1,660	1,606
Group Protection	553	541
Other Operations	67	88
Excluded realized gain (loss), pre-tax	(35)	(80)
Amortization of deferred gain arising
from reserve changes on business
sold through reinsurance, pre-tax	-	1
Amortization of DFEL associated
with benefit ratio unlocking, pre-tax	(1)	1
Total revenues	$3,609	$3,500

	For the Three
	Months Ended
	March 31,
	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$267	$281
Retirement Plan Services	43	37
Life Insurance	144	130
Group Protection	29	7
Other Operations	(42)	(13)
Excluded realized gain (loss), after-tax	(28)	(52)
Gain (loss) on early extinguishment of
debt, after-tax	(19)	-
Benefit ratio unlocking, after-tax	(10)	45
Net impact from the Tax Cuts and Jobs Act	(13)	-
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(4)	-
Net income (loss)	$367	$435

Revenue from Contracts with Customers

As discussed in Note 2, we adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2018, that applies primarily to commissions and advisory fees earned by our broker dealer operation.    The following table illustrates the revenue recognized from contracts with customers reported within fee income and other revenues on our Consolidated Statements of Comprehensive Income (Loss) and timing of revenue recognition by segment (in millions):

	For the Three Months Ended March 31, 2018
		Retirement
		Plan	Life	Group	Other
	Annuities	Services	Insurance	Protection	Operations	Total
Revenue from Contracts with Customers
Fee income	$133	$42	$5	$-	$-	$180
Other revenues	120	4	3	5	-	132
Total revenue from contracts
with customers	$253	$46	$8	$5	$-	$312

Timing of Revenue Recognition
Satisfaction of performance obligation:
Transferred at a point in time	$18	$1	$2	$-	$-	$21
Transferred over time	235	45	6	5	-	291
Total revenue from contracts
with customers	$253	$46	$8	$5	$-	$312

Revenue recognized from contracts with customers included in fee income consists primarily of wholesaling-related 12b-1 fees and net investment advisory fees.  The 12b-1 fees are received from separate account fund sponsors as compensation for servicing the underlying mutual funds.  The net investment advisory fees are related to asset management of certain separate account funds.  Such revenues are recorded based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers, and on a contractual percentage of the customer’s managed assets over the period advisory services are provided, respectively.

Revenue recognized from contracts with customers included in other revenues relates to our retail sales network and consists primarily of commission revenue for the sale of non-affiliated securities recorded on a trade-date basis and advisory fee income.  Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account values.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2018, compared with December 31, 2017, and the results of operations for the three months ended March 31, 2018, compared with the corresponding period in 2017 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2017  (“2017 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and our current reports on Form 8-K filed in 2018.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors”  below.

In this report, in addition to providing consolidated revenues and net income (loss) that are United States of America generally accepted accounting principles (“GAAP”) financial measures, we also provide certain non-GAAP financial measures as we believe they are meaningful to evaluate and assess the results of our operating segments.    Operating revenues and income (loss) from operations are the primary non-GAAP financial measures  our management believes that explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. We have excluded certain GAAP items that are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.  These non-GAAP financial measures should not be viewed as a substitute for GAAP financial measures.  For additional information see Note 15.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect:  the cost of, or demand for, our subsidiaries’ products; the required amount of reserves and/or surplus; our ability to conduct business and our captive reinsurance arrangements as well as restrictions on revenue sharing and 12b‑1 payments; the impact of recently enacted U.S. federal tax reform legislation on our business, earnings and capital; and the effect of the Fifth Circuit Court of Appeal’s decision vacating the Department of Labor’s fiduciary regulation as well as any “best interest” standards of care adopted by the Securities and Exchange Commission (“SEC”) or other state regulators;

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

The risks included here are not exhaustive.  Our annual report on Form 10-K, current reports on Form 8-K and other documents filed with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2017 Form 10-K.  We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below.    For factors that could cause actual results to differ materially from those set forth,  see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors”  below.

Our current market conditions, significant operational matters, industry trends, issues and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2017 Form 10-K.

Critical Accounting Policies and Estimates

The MD&A included in our 2017 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2017 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2017 Form 10-K.  If we had unlocked our RTM assumption as of March 31, 2018, we would have recorded a favorable unlocking of approximately $205 million, pre-tax, for Annuities, approximately $55 million, pre-tax, for Life Insurance and approximately $25 million, pre-tax, for Retirement Plan Services.

Investments

Investment Valuation

The following summarizes our fixed maturity AFS securities, trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2018:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$713	$77,655	$-	$78,368
Priced by independent broker quotations	-	-	1,094	1,094
Priced by matrices	-	12,308	-	12,308
Priced by other methods (1)	-	-	2,696	2,696
Total	$713	$89,963	$3,790	$94,466

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2017 Form 10-K and Note 14 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, 65% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of March 31, 2018 and 2017.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of March 31, 2018 and 2017,  6% and 8%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2018 and 2017,  was $413 million and $538 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

For information on our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Derivatives – GLB” in our 2017 Form 10-K.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Notes 3 and 24 in our 2017 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$267	$281
Retirement Plan Services	43	37
Life Insurance	144	130
Group Protection	29	7
Other Operations	(42)	(13)
Excluded realized gain (loss), after-tax	(28)	(52)
Gain (loss) on early extinguishment of
debt, after-tax	(19)	-
Benefit ratio unlocking, after-tax	(10)	45
Net impact from the Tax Cuts and Jobs Act	(13)	-
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(4)	-
Net income (loss)	$367	$435

	For the Three
	Months Ended
	March 31,
	2018	2017
Deposits
Annuities	$2,526	$2,016
Retirement Plan Services	2,360	2,252
Life Insurance	1,534	1,414
Total deposits	$6,420	$5,682

Net Flows
Annuities (1)	$(606)	$(757)
Retirement Plan Services (1)	463	141
Life Insurance	1,076	924
Total net flows (1)	$933	$308

(1)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of March 31,
	2018	2017
Account Values
Annuities	$135,629	$128,930
Retirement Plan Services	67,710	60,733
Life Insurance	49,281	46,505
Total account values	$252,620	$236,168

Comparison of the Three Months Ended March 31, 2018 to 2017

Net income decreased due primarily to the following:

•

Higher federal income tax benefits in 2017 driven by one-time and run-rate adjustments primarily associated with our separate account dividends-received deduction (“DRD”), partially offset by the lower marginal corporate income tax rate and tax law changes to the separate account DRD as a result of the Tax Cut and Jobs Act (“Tax Act”) and other items in 2018.

•	Loss on early extinguishment of debt, acquisition and integration costs incurred as part of our recent acquisition and higher strategic digitization expense.
•	No amortization of deferred gain on business sold through reinsurance in 2018 as the gain was fully amortized during the second quarter of 2017.
•	Less favorable investment income on alternative investments.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in average account values and business in force.
•	Realized gains in 2018 as compared to realized losses in 2017.
•	More favorable total loss ratio experience in our Group Protection segment.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Insurance premiums (1)	$70	$124
Fee income	586	533
Net investment income	249	256
Operating realized gain (loss) (2)	48	45
Other revenues (3)	120	103
Total operating revenues	1,073	1,061
Operating Expenses
Interest credited	148	147
Benefits (1)	145	193
Commissions and other expenses	467	441
Total operating expenses	760	781
Income (loss) from operations before taxes	313	280
Federal income tax expense (benefit)	46	(1)
Income (loss) from operations	$267	$281

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2018 to 2017

Income from operations for this segment decreased due primarily to the following:

•	Federal income tax expense in 2018 as compared to a federal income tax benefit in 2017 (see “Additional Information” below for more information).
•	Higher commissions and other expenses due to an increase in amortization expense as a result of higher actual gross profits.
•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields and less favorable investment income on alternative investments.

The decrease in income from operations was partially offset by higher fee income driven by higher average daily variable account values.

Additional Information

In 2018, the federal income tax expense was primarily impacted by the lower marginal corporate income tax rate and tax law changes to the separate account DRD as a result of the Tax Act and other items.  The federal income tax benefit in 2017 was driven by one-time and run-rate adjustments primarily associated with our separate account DRD.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9% for the three months ended March 31, 2018 and 2017.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2017 Form 10-K.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Fee Income
Mortality, expense and other assessments	$579	$525
Surrender charges	8	9
DFEL:
Deferrals	(10)	(10)
Amortization, net of interest	9	9
Total fee income	$586	$533

	As of or For the Three
	Months Ended
	March 31,
	2018	2017
Variable Account Value Information
Variable annuity deposits (1)	$1,285	$1,081
Increases (decreases) in variable annuity
account values:
Net flows (1)(2)	(1,233)	(1,156)
Change in market value (1)(2)	(174)	5,108
Contract holder assessments (1)	(618)	(577)
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	746	357
Variable annuity account values (1)	113,063	106,646
Average daily variable annuity account
values (1)	115,672	105,519
Average daily S&P 500 (3)	2,733	2,324

(1)	Excludes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.
(3)

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

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and variable fund returns.  Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2017 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions, except spread data) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$205	$211
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	5	5
Surplus investments (2)	39	40
Total net investment income	$249	$256

Interest Credited
Amount provided to contract holders	$150	$142
DSI deferrals	(11)	(2)
Interest credited before DSI amortization	139	140
DSI amortization	9	7
Total interest credited	$148	$147

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Three
	Months Ended
	March 31,
	2018	2017
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	3.87%	4.06%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.08%	0.11%
Net investment income yield on reserves	3.95%	4.17%
Interest rate credited to contract holders	2.32%	2.43%
Interest rate spread	1.63%	1.74%

	As of or For the Three
	Months Ended
	March 31,
	2018	2017
Fixed Account Value Information
Fixed annuity deposits (1)	$1,240	$935
Increases (decreases) in fixed annuity
account values:
Net flows (1)(2)	627	399
Contract holder assessments (1)	(8)	(7)
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(746)	(357)
Reinvested interest credited (1)	98	243
Fixed annuity account values (1)	22,568	22,284
Average fixed account values (1)	22,617	22,125
Average invested assets on reserves	18,470	18,156

(1)	Includes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Benefits

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and costs associated with the hedging of our benefit ratio unlocking on benefit reserves associated with our variable annuity guaranteed death benefit and GLB riders.  For a corresponding offset of changes in income annuity reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Commissions and Other Expenses
Commissions:
Deferrable	$105	$83
Non-deferrable	139	141
General and administrative expenses	103	100
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	1
Taxes, licenses and fees	11	11
Total expenses incurred, excluding
broker-dealer	359	336
DAC deferrals	(120)	(97)
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	239	239
DAC and VOBA amortization,
net of interest	111	100
Broker-dealer expenses incurred	117	102
Total commissions and other
expenses	$467	$441

DAC Deferrals
As a percentage of sales/deposits	4.8%	4.8%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Fee income	$64	$59
Net investment income	222	218
Other revenues (1)	6	5
Total operating revenues	292	282
Operating Expenses
Interest credited	137	132
Commissions and other expenses	107	102
Total operating expenses	244	234
Income (loss) from operations before taxes	48	48
Federal income tax expense (benefit)	5	11
Income (loss) from operations	$43	$37

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to higher average account values driving higher trail commissions.
•	Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.   The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 11% and 14% for the three months ended March 31, 2018 and 2017, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 25% and 27%  as of March 31, 2018 and 2017, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis.  Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2017 Form 10-K.

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three
	Months Ended
	March 31,
	2018	2017
Fee Income
Annuity expense assessments	$48	$44
Mutual fund fees	16	15
Total fee income	$64	$59

	For the Three
	Months Ended
	March 31,
	2018	2017
Net Flows By Market (1)
Small market	$(79)	$(367)
Mid – large market	834	749
Multi-Fund® and other	(292)	(241)
Total net flows	$463	$141

(1)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Three
	Months Ended
	March 31,
	2018	2017
Variable Account Value Information
Variable annuity deposits (1)	$463	$458
Increases (decreases) in variable annuity
account values:
Net flows (1)(2)	(178)	(554)
Change in market value (1)(2)	(48)	755
Contract holder assessments (1)	(41)	(37)
Variable annuity account values (1)	15,808	14,624
Average daily variable annuity account
values (1)	16,282	14,478
Average daily S&P 500	2,733	2,324

(1)	Excludes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Three
	Months Ended
	March 31,
	2018	2017
Mutual Fund Account Value Information
Mutual fund deposits	$1,438	$1,084
Mutual fund net flows	702	520
Mutual fund account values (1)	33,046	27,917

(1)	Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited,  our interest rate spread and account values (in millions, except spread data) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$201	$194
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	4	4
Surplus investments (2)	17	20
Total net investment income	$222	$218

Interest Credited	$137	$132

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Three
	Months Ended
	March 31,
	2018	2017
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.28%	4.37%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.09%	0.08%
Net investment income yield on reserves	4.37%	4.45%
Interest rate credited to contract holders	2.90%	2.93%
Interest rate spread	1.47%	1.52%

	As of or For the Three
	Months Ended
	March 31,
	2018	2017
Fixed Account Value Information
Fixed annuity deposits (1)	$459	$710
Increases (decreases) in fixed annuity
account values:
Net flows (1)(2)	(61)	175
Reinvested interest credited (1)	135	136
Contract holder assessments (1)	(3)	(2)
Fixed annuity account values (1)	18,856	18,192
Average fixed account values (1)	18,789	17,996
Average invested assets on reserves	18,696	17,853

(1)	Includes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Commissions and Other Expenses
Commissions:
Deferrable	$1	$4
Non-deferrable	18	15
General and administrative expenses	78	79
Taxes, licenses and fees	7	6
Total expenses incurred	104	104
DAC deferrals	(4)	(8)
Total expenses recognized before
amortization	100	96
DAC and VOBA amortization,
net of interest	7	6
Total commissions and other
expenses	$107	$102

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.7%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain types of commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.  Distribution expenses associated with the sale of mutual fund products are expensed as incurred.  When comparing DAC deferrals as a percentage of sales for the three months ended March 31, 2018, to the corresponding period in 2017, the decrease was primarily a result of change in sales mix to products with trail commissions.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Insurance premiums (1)	$196	$185
Fee income	805	760
Net investment income	658	658
Operating realized gain (loss) (2)	(1)	(4)
Other revenues	2	7
Total operating revenues	1,660	1,606
Operating Expenses
Interest credited	354	349
Benefits	849	797
Commissions and other expenses	285	273
Total operating expenses	1,488	1,419
Income (loss) from operations before taxes	172	187
Federal income tax expense (benefit)	28	57
Income (loss) from operations	$144	$130

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended March 31, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

The increase in income from operations was partially offset by the following:

•	Higher benefits due to growth in business in force.
•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields and less favorable investment income on alternative investments.

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

Additional Information

During the first quarter of 2018, we experienced modestly favorable mortality relative to our expectations for claims seasonality.

For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2017 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force.  Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Fee Income
Cost of insurance assessments	$516	$491
Expense assessments	375	341
Surrender charges	9	14
DFEL:
Deferrals	(194)	(159)
Amortization, net of interest	99	73
Total fee income	$805	$760

	For the Three
	Months Ended
	March 31,
	2018	2017
Sales by Product
UL	$10	$17
MoneyGuard®	56	60
IUL	14	18
VUL	58	36
Term	25	27
Total individual life sales	163	158
Executive Benefits	10	23
Total sales	$173	$181

Net Flows
Deposits	$1,534	$1,414
Withdrawals and deaths	(458)	(490)
Net flows	$1,076	$924

Contract Holder Assessments	$1,198	$1,121

	As of March 31,
	2018	2017
Account Values
General account	$36,155	$35,557
Separate account	13,126	10,948
Total account values	$49,281	$46,505

In-Force Face Amount
UL and other	$340,862	$337,338
Term insurance	384,154	361,247
Total in-force face amount	$725,016	$698,585

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$587	$582
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	7	6
Alternative investments (2)	23	29
Surplus investments (3)	41	41
Total net investment income	$658	$658

Interest Credited	$354	$349

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended
	March 31,
	2018	2017
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.98%	5.11%
Commercial mortgage loan prepayment
and bond make-whole premiums	0.06%	0.06%
Alternative investments	0.21%	0.28%
Net investment income yield on reserves	5.25%	5.45%
Interest rate credited to contract holders	3.83%	3.85%
Interest rate spread	1.42%	1.60%

	For the Three
	Months Ended
	March 31,
	2018	2017
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$43,210	$41,290
General account values	36,547	36,007

Attributable to traditional products:
Invested assets on reserves	4,088	4,334

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Benefits
Death claims direct and assumed	$1,115	$1,167
Death claims ceded	(406)	(476)
Reserves released on death	(167)	(184)
Net death benefits	542	507
Change in secondary guarantee life
insurance product reserves	165	166
Change in MoneyGuard® reserves	89	69
Other benefits (1)	53	55
Total benefits	$849	$797

Death claims per $1,000 of in-force	3.00	2.91

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits include the change in secondary guarantee and linked-benefit life insurance product reserves.  These reserves are affected by changes in expected future trends of assessments and benefits causing unlocking adjustments to these liabilities similar to DAC, VOBA and DFEL.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2017 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Commissions and Other Expenses
Commissions	$180	$174
General and administrative expenses	133	137
Expenses associated with reserve financing	22	24
Taxes, licenses and fees	45	39
Total expenses incurred	380	374
DAC and VOBA deferrals	(204)	(199)
Total expenses recognized before
amortization	176	175
DAC and VOBA amortization,
net of interest	108	97
Other intangible amortization	1	1
Total commissions and
other expenses	$285	$273

DAC and VOBA Deferrals
As a percentage of sales	117.9%	109.9%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three months ended March 31, 2018, to the corresponding period in 2017,  the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Insurance premiums	$508	$495
Net investment income	40	43
Other revenues	5	3
Total operating revenues	553	541
Operating Expenses
Interest credited	1	-
Benefits	326	351
Commissions and other expenses	189	179
Total operating expenses	516	530
Income (loss) from operations before taxes	37	11
Federal income tax expense (benefit)	8	4
Income (loss) from operations	$29	$7

	For the Three
	Months Ended
	March 31,
	2018	2017
Income (Loss) from Operations by
Product Line
Life	$10	$(2)
Disability	22	9
Dental	(3)	-
Income (loss) from operations	$29	$7

Comparison of the Three Months Ended March 31, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Lower benefits driven by favorable claims severity and life waiver experience in our life business, and lower incidence in our long-term disability business.
•	Higher insurance premiums due to growth in business and more favorable persistency experience.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher strategic investments to enhance our customer experience and improve efficiency.

Additional Information

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2017 Form 10-K.

For more information about our recent acquisition, see Note 24 in our 2017 Form 10-K and Note 3 herein.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2017 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Insurance Premiums by Product Line
Life	$202	$206
Disability	233	226
Dental	73	63
Total insurance premiums	$508	$495

Sales by Product Line
Life	$23	$23
Disability	21	23
Dental	11	11
Total sales	$55	$57

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Benefits and Interest Credited by
Product Line
Life	$128	$150
Disability	145	155
Dental	54	46
Total benefits and interest credited	$327	$351

Loss Ratios by Product Line
Life	63.2%	72.5%
Disability	61.9%	68.9%
Dental	74.7%	73.3%
Total	64.3%	71.0%

While we experienced favorable mortality during the first quarter of 2018, mortality is generally higher in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Commissions and Other Expenses
Commissions	$66	$63
General and administrative expenses	89	82
Taxes, licenses and fees	16	14
Total expenses incurred	171	159
DAC deferrals	(13)	(13)
Total expenses recognized before
amortization	158	146
DAC and VOBA amortization, net of
interest	31	33
Total commissions and
other expenses	$189	$179

DAC Deferrals
As a percentage of insurance premiums	2.6%	2.6%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Operating Revenues
Insurance premiums (1)	$3	$3
Net investment income	64	63
Amortization of deferred gain on
business sold through reinsurance	-	18
Other revenues	-	4
Total operating revenues	67	88
Operating Expenses
Interest credited	15	18
Benefits	19	28
Other expenses	8	10
Interest and debt expense	68	64
Strategic digitization expense	15	9
Total operating expenses	125	129
Income (loss) from operations before taxes	(58)	(41)
Federal income tax expense (benefit)	(16)	(28)
Income (loss) from operations	$(42)	$(13)

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2018 to 2017

Loss from operations for Other Operations increased due primarily to the following:

•	No amortization of deferred gain on business sold through reinsurance in 2018 as the gain was fully amortized during the second quarter of 2017.
•	Less favorable federal income tax benefits due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher strategic digitization expense as part of our strategic digitization initiative.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters – Strategic Digitization Initiative” in our 2017 Form 10-K.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
General and administrative expenses:
Legal	$1	$-
Branding	8	5
Other (1)	4	9
Total general and administrative expenses	13	14
Taxes, licenses and fees	(2)	(1)
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (2)	(3)	(3)
Total other expenses	$8	$10

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

For the Three
Months Ended
March 31,
2018		2017
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$47	$41
Total excluded realized gain (loss)	(35)	(80)
Total realized gain (loss), pre-tax	$12	$(39)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(28)	$(52)
Benefit ratio unlocking	(10)	45
Excluded realized gain (loss) net of benefit ratio
unlocking, after-tax	$(38)	$(7)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(17)	$(9)
Gain (loss) on the mark-to-market on certain instruments	2	8
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(25)	9
GLB NPR component	5	(9)
Total variable annuity net derivatives results	(20)	-
Indexed annuity forward-starting option	(3)	(6)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(38)	$(7)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

Comparison of the Three Months Ended March 31, 2018 to 2017

We had higher realized losses due primarily to the following:

•

Unfavorable variable annuity net derivatives results attributable to unfavorable hedge program performance due to more volatile capital markets, partially offset by a favorable GLB non-performance risk (“NPR”) component due to widening of our credit spread.

•	An increase in realized losses related to certain investments originating from asset sales to reposition the asset portfolio.

The above components of excluded realized gain (loss) are described net of benefit ratio unlocking, after-tax.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2017  Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2017 Form 10-K for a discussion of the mark-to-market on certain instruments and Note 4 for information about consolidated variable interest entities (“VIEs”).

Variable Annuity Net Derivatives Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2017 Form 10-K for a discussion of our variable annuity net derivatives results and how our NPR adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Variable annuity hedge program assets (liabilities)	$1,194	$1,307	$1,526	$1,766	$1,717

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,179	$1,029	$743	$480	$424
NPR	(135)	(142)	(127)	(97)	(82)
Embedded derivative reserves	1,044	887	616	383	342
Insurance benefit reserves	(734)	(665)	(656)	(649)	(648)
Total variable annuity reserves – asset (liability)	$310	$222	$(40)	$(266)	$(306)

10-year credit default swap ("CDS") spread	1.19%	1.05%	1.08%	1.30%	1.51%
NPR factor related to 10-year CDS spread	0.18%	0.14%	0.15%	0.18%	0.21%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

For information about the effect of changes in the NPR factor on our net income (loss), see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2017 Form 10-K.

See “Critical Accounting Policies and Estimates – Derivatives – GLB” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2017 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Investments
AFS securities:
Fixed maturity	$92,059	$94,840	83.7%	83.9%
Equity	-	246	0.0%	0.2%
Total AFS securities	92,059	95,086	83.7%	84.1%
Trading securities	1,553	1,620	1.4%	1.4%
Equity securities	112	-	0.1%	0.0%
Mortgage loans on real estate	11,047	10,762	10.0%	9.5%
Real estate	11	11	0.0%	0.0%
Policy loans	2,389	2,399	2.2%	2.1%
Derivative investments	827	915	0.7%	0.8%
Alternative investments	1,521	1,459	1.4%	1.3%
Other investments	528	837	0.5%	0.8%
Total investments	$110,047	$113,089	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017  Form 10-K.

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

Fixed Maturity and Equity Securities Portfolios

We adopted Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in 2018 that resulted in a new classification and measurement of our equity securities.  See Note 2 for additional information.  Fixed maturity securities consist of portfolios classified as AFS and trading.    Details underlying our fixed maturity AFS securities by industry classification (in millions) are presented in the tables below.  These tables agree in total with the presentation of AFS securities in Note 5; however, the categories below represent a more detailed breakout of the AFS portfolio.  Therefore, the investment classifications listed below do not agree to the investment categories provided in Note 5.

	As of March 31, 2018
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$12,381	$682	$146	$12,917	14.0%
Basic industry	4,901	268	50	5,119	5.6%
Capital goods	6,390	369	75	6,684	7.3%
Communications	4,244	298	50	4,492	4.9%
Consumer cyclical	5,533	276	78	5,731	6.2%
Consumer non-cyclical	13,564	809	200	14,173	15.4%
Energy	6,481	395	105	6,771	7.4%
Technology	3,459	135	29	3,565	3.9%
Transportation	2,944	138	47	3,035	3.3%
Industrial other	1,023	31	20	1,034	1.1%
Utilities	12,794	1,052	94	13,752	14.9%
Government related entities	2,322	194	30	2,486	2.7%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,630	55	61	1,624	1.8%
Non-agency backed	843	53	(21)	917	1.0%
Mortgage pass through securities ("MPTS"):
Agency backed	818	24	9	833	0.9%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	22	-	-	22	0.0%
Non-agency backed	647	5	11	641	0.7%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	858	1	3	856	0.9%
Commercial real estate ("CRE")
collateralized debt obligations (“CDOs”)	14	-	(5)	19	0.0%
Credit card	78	18	1	95	0.1%
Equipment receivables	39	-	-	39	0.0%
Home equity	570	22	(9)	601	0.7%
Manufactured housing	16	1	-	17	0.0%
Other	165	5	1	169	0.2%
Municipals:
Taxable	4,027	807	10	4,824	5.2%
Tax-exempt	163	13	-	176	0.2%
Government:
United States	373	31	3	401	0.4%
Foreign	394	46	-	440	0.5%
Hybrid and redeemable preferred securities	574	72	20	626	0.7%
Total AFS securities	87,267	5,800	1,008	92,059	100.0%
Trading Securities (1)	1,392	168	7	1,553
Equity Securities	112	3	3	112
Total AFS, trading and equity securities	$88,771	$5,971	$1,018	$93,724

	As of December 31, 2017
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (2)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$12,059	$1,061	$36	$13,084	13.8%
Basic industry	4,855	413	14	5,254	5.5%
Capital goods	6,270	547	24	6,793	7.2%
Communications	4,151	406	21	4,536	4.8%
Consumer cyclical	5,649	444	28	6,065	6.4%
Consumer non-cyclical	13,680	1,242	74	14,848	15.7%
Energy	6,557	535	85	7,007	7.4%
Technology	3,443	218	9	3,652	3.9%
Transportation	2,927	220	7	3,140	3.3%
Industrial other	979	49	7	1,021	1.1%
Utilities	12,786	1,480	22	14,244	15.0%
Government related entities	2,345	247	20	2,572	2.7%
CMOs:
Agency backed	1,598	68	33	1,633	1.7%
Non-agency backed	880	53	(21)	954	1.0%
MPTS:
Agency backed	849	34	5	878	0.9%
CMBS:
Agency backed	22	-	-	22	0.0%
Non-agency backed	568	10	-	578	0.6%
ABS:
CLOs	789	2	2	789	0.8%
CRE CDOs	14	-	(5)	19	0.0%
Credit card	77	21	1	97	0.1%
Equipment receivables	40	-	-	40	0.0%
Home equity	587	22	(21)	630	0.7%
Manufactured housing	17	1	-	18	0.0%
Other	182	7	-	189	0.2%
Municipals:
Taxable	4,009	937	6	4,940	5.2%
Tax-exempt	163	16	-	179	0.2%
Government:
United States	527	41	1	567	0.6%
Foreign	395	56	-	451	0.5%
Hybrid and redeemable preferred securities	575	87	22	640	0.7%
Total fixed maturity AFS securities	86,993	8,217	370	94,840	100.0%
Equity AFS Securities	247	16	17	246
Total AFS securities	87,240	8,233	387	95,086
Trading Securities (1)	1,425	203	8	1,620
Total AFS and trading securities	$88,665	$8,436	$395	$96,706

(1)

Certain of our trading securities support our modified coinsurance arrangements (“Modco”), and the investment results are passed directly to the reinsurers.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2017 Form 10-K for further details.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2018			As of December 31, 2017
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$46,453	$49,816	54.1%	$46,455	$51,494	54.3%
2	BBB	37,088	38,597	41.9%	36,703	39,518	41.7%
Total investment grade securities		83,541	88,413	96.0%	83,158	91,012	96.0%

Below Investment Grade Securities
3	BB	2,720	2,713	3.0%	2,785	2,840	3.0%
4	B	825	777	0.8%	768	743	0.8%
5	CCC and lower	170	141	0.2%	271	229	0.2%
6	In or near default	11	15	0.0%	11	16	0.0%
Total below investment grade securities		3,726	3,646	4.0%	3,835	3,828	4.0%
Total fixed maturity AFS securities		$87,267	$92,059	100.0%	$86,993	$94,840	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.3%	4.0%		4.4%	4.0%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.  The average credit quality was A- as of March 31, 2018.

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

As of March 31, 2018, and December 31, 2017,  93% and 88%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on fixed maturity AFS securities as of March 31, 2018, increased by $627 million since December 31, 2017.  As more fully described in Note 1 in our 2017 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2018, does not represent OTTI as: (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

In our evaluation of OTTI, we concluded:   (i) that it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis;  and (ii) that the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities.  This conclusion is consistent with our asset-liability management process.  Management considers the following as part of the evaluation:

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

As reported on our Consolidated Balance Sheets, we had $112.3 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $98.6 billion as of March 31, 2018.  If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $64.2 billion as of March 31, 2018, rather than selling fixed maturity AFS securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2017 Form 10-K and Note 5 herein for additional discussion.

As of March 31, 2018, and December 31, 2017, the estimated fair value for all private placement securities was $15.1 billion and $15.2 billion, respectively, representing 14% and 13%, respectively, of total invested assets.

Mortgage-Backed Securities (Included in AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2017 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

Our ABS home equity and RMBS had a market value of $4.1 billion and a net unrealized gain of $116 million as of March 31, 2018.

The market value of AFS and trading securities backed by subprime loans was $499 million and represented approximately 1% of our total investment portfolio as of March 31, 2018.  AFS securities represented $494 million, or 99%, and trading securities represented $5 million, or 1%, of the subprime exposure as of March 31, 2018.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2018:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,449	$2,441	$302	$279	$273	$252	$350	$319	$3,374	$3,291
ABS home equity	2	1	56	57	110	102	433	410	601	570
Total by type (2)(3)	$2,451	$2,442	$358	$336	$383	$354	$783	$729	$3,975	$3,861

Rating
AAA	$2,354	$2,344	$7	$8	$-	$-	$18	$18	$2,379	$2,370
AA	92	93	-	-	-	-	5	4	97	97
A	4	4	-	1	9	9	59	58	72	72
BBB	-	-	31	29	32	31	40	39	103	99
BB and below	1	1	320	298	342	314	661	610	1,324	1,223
Total by rating (2)(3)(4)	$2,451	$2,442	$358	$336	$383	$354	$783	$729	$3,975	$3,861

Origination Year
2008 and prior	$553	$506	$358	$336	$382	$353	$783	$729	$2,076	$1,924
2009	215	203	-	-	-	-	-	-	215	203
2010	257	245	-	-	-	-	-	-	257	245
2011	131	129	-	-	-	-	-	-	131	129
2012	44	46	-	-	-	-	-	-	44	46
2013	259	265	-	-	-	-	-	-	259	265
2014	67	66	-	-	-	-	-	-	67	66
2015	144	149	-	-	-	-	-	-	144	149
2016	504	550	-	-	1	1	-	-	505	551
2017	214	220	-	-	-	-	-	-	214	220
2018	63	63	-	-	-	-	-	-	63	63
Total by origination
year (2)(3)	$2,451	$2,442	$358	$336	$383	$354	$783	$729	$3,975	$3,861

Total AFS securities backed by pools of residential mortgages a percentage of total AFS Securities									4.3%	4.4%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									1.7%	1.6%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $289 million and $260 million, respectively.
(2)

Does not include the fair value of trading securities totaling $91 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $91 million in trading securities consisted of $82 million prime, $4 million Alt-A and $5 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $90 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $90 million in trading securities consisted of $80 million prime, $4 million Alt-A and $6 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2018:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$649	$657	$14	$12	$-	$-	$663	$669
CRE CDOs	-	-	-	-	19	14	19	14
Total by type (1)(2)	$649	$657	$14	$12	$19	$14	$682	$683

Rating
AAA	$579	$591	$-	$-	$-	$-	$579	$591
AA	-	-	7	6	-	-	7	6
A	53	51	7	6	3	3	63	60
BBB	5	5	-	-	-	-	5	5
BB and below	12	10	-	-	16	11	28	21
Total by rating (1)(2)(3)	$649	$657	$14	$12	$19	$14	$682	$683

Origination Year
2008 and prior	$37	$32	$14	$12	$19	$14	$70	$58
2010	47	46	-	-	-	-	47	46
2012	5	5	-	-	-	-	5	5
2013	114	115	-	-	-	-	114	115
2016	82	87	-	-	-	-	82	87
2017	294	302	-	-	-	-	294	302
2018	70	70	-	-	-	-	70	70
Total by origination year (1)(2)	$649	$657	$14	$12	$19	$14	$682	$683

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.7%	0.8%

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

As of March 31, 2018, the fair value and amortized cost of our AFS exposure to monoline insurers was $447 million and $421 million, respectively.

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of March 31, 2018, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$2,430	8.8%	$2,515	8.7%	$85	7.9%
Electric	1,862	6.7%	1,927	6.6%	65	6.1%
Food and beverage	1,544	5.5%	1,608	5.5%	64	6.0%
Pharmaceuticals	1,348	4.8%	1,409	4.9%	61	5.7%
Chemicals	1,042	3.7%	1,082	3.7%	40	3.7%
Diversified manufacturing	1,120	4.0%	1,158	4.0%	38	3.5%
Oil field services	245	0.9%	283	1.0%	38	3.5%
Healthcare	1,344	4.8%	1,380	4.8%	36	3.4%
MBS	402	1.5%	435	1.5%	33	3.1%
Technology	1,262	4.5%	1,291	4.5%	29	2.7%
Independent	599	2.2%	626	2.2%	27	2.5%
Transportation services	878	3.2%	906	3.1%	28	2.6%
Media – entertainment	581	2.1%	608	2.1%	27	2.5%
Consumer products	402	1.4%	427	1.5%	25	2.3%
CMOs	558	2.0%	580	2.0%	22	2.1%
Property and casualty	489	1.8%	511	1.8%	22	2.1%
Midstream	792	2.8%	813	2.8%	21	2.0%
Industrial – other	503	1.8%	524	1.8%	21	1.9%
Industries with unrealized losses
less than $20 million	10,459	37.5%	10,850	37.5%	391	36.4%
Total by industry	$27,860	100.0%	$28,933	100.0%	$1,073	100.0%

Total by industry as a percentage
of total AFS securities	30.3%		33.2%		100.0%

As of March 31, 2018, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $52 million and $64 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2018		As of December 31, 2017
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$11,044	100.0%	$10,760	100.0%
Delinquent and/or in foreclosure (1)	3	0.0%	2	0.0%
Total mortgage loans on real estate	$11,047	100.0%	$10,762	100.0%

(1)	As of March 31, 2018, and December 31, 2017, there was one mortgage loan on real estate that was delinquent and in foreclosure.

As of March 31, 2018, and December 31, 2017, there were three impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total outstanding principal and interest on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2018, and December 31, 2017, was  $4 million.  See Note 1 in our 2017 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	March 31,	December 31,
	2018	2017
By Segment
Annuities	$3,362	$3,244
Retirement Plan Services	3,244	3,141
Life Insurance	3,614	3,628
Group Protection	336	332
Other Operations	491	417
Total mortgage loans on real estate	$11,047	$10,762

	As of March 31, 2018			As of March 31, 2018
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$3,789	34.3%	CA	$2,174	19.7%
Office building	2,682	24.3%	TX	1,356	12.3%
Retail	2,047	18.5%	MD	579	5.2%
Industrial	1,952	17.7%	FL	507	4.6%
Other commercial	389	3.5%	NY	496	4.5%
Mixed use	124	1.1%	VA	475	4.3%
Hotel/motel	64	0.6%	TN	470	4.2%
Total	$11,047	100.0%	PA	449	4.0%
Geographic Region			OH	448	4.1%
Pacific	$2,799	25.4%	GA	401	3.6%
South Atlantic	2,588	23.4%	WA	394	3.6%
West South Central	1,449	13.1%	NC	364	3.3%
East North Central	1,218	11.0%	WI	301	2.7%
Middle Atlantic	986	8.9%	IL	267	2.4%
Mountain	644	5.8%	AZ	260	2.4%
East South Central	618	5.6%	MA	251	2.3%
West North Central	464	4.2%	OR	232	2.1%
New England	281	2.6%	MN	221	2.0%
Total	$11,047	100.0%	Other states under 2%	1,402	12.7%
			Total	$11,047	100.0%

	As of March 31, 2018			As of March 31, 2018
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2013 and prior	$3,481	31.5%	2018	$531	4.8%
2014	1,197	10.8%	2019	498	4.5%
2015	1,791	16.2%	2020	454	4.1%
2016	2,008	18.2%	2021	846	7.7%
2017	2,028	18.4%	2022	752	6.8%
2018	545	4.9%	2023 and thereafter	7,969	72.1%
Total	$11,050	100.0%	Total	$11,050	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Annuities	$6	$7
Retirement Plan Services	3	4
Life Insurance	28	35
Group Protection	2	2
Other Operations	2	1
Total (1)	$41	$49

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2018, and December 31, 2017, alternative investments included investments in 228 and 224 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of March 31, 2018, and December 31, 2017,  was $8 million and $9 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Net Investment Income
Fixed maturity AFS securities	$1,042	$1,038
Equity AFS securities	-	2
Trading securities	23	24
Equity securities	1	-
Mortgage loans on real estate	114	110
Real estate	-	1
Policy loans	32	33
Invested cash	6	2
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	18	17
Alternative investments (2)	41	49
Consent fees	1	1
Other investments	3	-
Investment income	1,281	1,277
Investment expense	(48)	(39)
Net investment income	$1,233	$1,238

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2018	2017	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.50%	4.61%	(11)
Commercial mortgage loan prepayment and
bond make-whole premiums	0.07%	0.07%	-
Alternative investments	0.16%	0.19%	(3)
Net investment income yield on invested assets	4.73%	4.87%	(14)

	For the Three
	Months Ended
	March 31,
	2018	2017
Average invested assets at amortized cost	$104,378	$101,707

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Fixed maturity AFS securities: (1)
Gross gains	$14	$8
Gross losses	(32)	(12)
Equity AFS securities:
Gross gains	-	1
Gross losses	-	-
Gain (loss) on other investments	2	(3)
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(5)	(7)
Total realized gain (loss) related to
certain investments, pre-tax	$(21)	$(13)

(1)	These amounts are represented net of related fair value hedging activity. See Note 5 for more information.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2018 and 2017, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Allowance for Losses” in our 2017 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(2)
ABS	-	(1)
RMBS	-	(1)
Gross OTTI recognized in net income (loss)	(2)	(4)
Associated amortization of DAC,
VOBA, DSI and DFEL	-	-
Net OTTI recognized in net income
(loss), pre-tax	$(2)	$(4)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$-
Change in DAC, VOBA, DSI and DFEL	-	-
Net portion of OTTI recognized in OCI,
pre-tax	$-	$-

The $2 million of impairments taken during the first three months of 2018 were all credit-related impairments.    The decrease in write-downs for OTTI when comparing the first three months of 2018 to the corresponding period in 2017 is primarily attributable to the gradual recovery of RMBS and ABS investments.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $140 million and $109 million for the three months ended March 31, 2018 and 2017, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$-	$210
Lincoln National Management Corporation	-	65
Total dividends from subsidiaries	$-	$275

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$31	$51

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$1	$38

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below).  Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company.  Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.    For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Restrictions on Dividends from Subsidiaries” in our 2017 Form 10-K.

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2017 Form 10-K, our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of March 31, 2018, was approximately $2.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019 and $1.9 billion relates to arrangements that will expire by 2031).  For information on the LOCs, see the credit facilities table in Note 12 in our 2017 Form 10-K.  Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.0 billion to finance a portion of the excess reserves as of March 31, 2018; of this amount, $2.0 billion involve exposure to VIEs.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2017 Form 10-K.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

Our captive reinsurance and reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company.  Actuarial Guideline 48 (“AG48”) regulates the terms of captive reinsurance arrangements that are entered into or amended in certain ways after December 31, 2014.  AG48 imposes restrictions on the types of assets that can be used to support these arrangements.  We have implemented and plan to continue to implement these arrangements in compliance with AG48.    The NAIC’s adoption of the new Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the new framework for our newly issued term business in 2017 and will phase in the framework prior to January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business.  For more information on principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation” in our 2017 Form 10-K.

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC through its various committees, task forces and working groups continues to evaluate the adequacy of existing NAIC model regulations with a focus on targeted improvements to the statutory reserving and accounting framework for variable annuities.

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

Details underlying debt and financing activities (in millions) for the three months ended March 31, 2018, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$450	$-	$(200)	$-	$-	$250

Long-Term Debt
Senior notes	$3,687	$1,100	$(287)	$(55)	$(4)	$4,441
Capital securities (3)	1,207	-	-	-	-	1,207
Total long-term debt	$4,894	$1,100	$(287)	$(55)	$(4)	$5,648

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums and amortization of debt issuance costs, as applicable.

(2)	As of March 31, 2018, consisted of a $250 million floating-rate senior note maturing on June 6, 2018.
(3)	To hedge the variability in rates, we have purchased forward starting interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

On February 12, 2018, we completed the issuance and sale of $150 million aggregate principal amount of our 4.00% senior notes due 2023 and $450 million aggregate principal amount of our 4.35% senior notes due 2048.  We used these proceeds to repurchase $200 million of our 7.00% senior notes due 2018 and $287 million of our 8.75% senior notes due 2019.  In addition, on February 12, 2018, we completed the issuance and sale of $500 million aggregate principal amount of our 3.80% senior notes due 2028.  We used these proceeds, together with cash on hand and other arrangements, to fund our recent acquisition as described in Note 3.  As of March 31, 2018, the holding company had available liquidity of $1.1 billion.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Notes 12 and 24 in our 2017 Form 10-K and Note 9 herein.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of March 31, 2018.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2017 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2017 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2017 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of March 31, 2018, the holding company had a net outstanding receivable (payable) of $185 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of March 31, 2018.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of March 31, 2018, our insurance subsidiaries had investments with a carrying value of $3.6 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Dividends to common stockholders	$72	$66
Repurchase of common stock	-	200
Total cash returned to stockholders	$72	$266

Number of shares repurchased	-	2.864
Average price per share	$-	$69.85

On October 31, 2017, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.29 to $0.33 per share.  Additionally, we expect to repurchase additional shares of common stock during 2018 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Debt service (interest paid)	$72	$62
Capital contribution to subsidiaries	2	60
Total	$74	$122

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

For a discussion of our acquisition,  see Note 3.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” below.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk.  As of March 31, 2018, there have been no material changes in our economic exposure to these market risks since December 31, 2017.  For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 10 in “Part I – Item 1.”

Item 1A.  Risk Factors

Legislative, Regulatory and Tax

Federal Regulation

Standard of Conduct regulations could cause changes to the manner in which we deliver products and services as well as changes in nature and amount of compensation and fees.

In 2016, the Department of Labor (“DOL”) released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities that are considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  The DOL Fiduciary Rule provided for a phased implementation of the provisions of the regulation, with the first part effective on June 9, 2017, and full implementation on January 1, 2018.  The DOL Fiduciary Rule limited the investment-related information and support that our advisors and employees may provide to plan sponsors, participants and IRA holders on a non-fiduciary basis compared to what was previously allowed by regulation.  As a result, we implemented changes to the methods that we use to (i) deliver products and services, and (ii) pay and receive compensation for our investment-related products and services, which may impact future sales or margins.  In addition, to the extent that advisors with our affiliated retail broker-dealers (LFN) provide fiduciary investment advice as defined in the DOL Fiduciary Rule, it could expose those broker-dealers and their advisors to additional risk of legal liability in connection with that advice, which ultimately impacts us.

In early 2017, President Trump directed the DOL to prepare an updated economic and legal analysis on whether the DOL Fiduciary Rule (i) has harmed or is likely to harm investors due to a reduction of Americans’ access to certain retirement savings offerings, retirement product structures, retirement savings information or related advice, (ii) has resulted in dislocations or disruptions within the retirement services industry that may adversely affect investors or retirees and (iii) is likely to cause an increase in litigation and an increase in prices that investors or retirees must pay to gain access to retirement services.  Subsequently, the DOL issued final rules delaying: (i) the applicability date of the DOL Fiduciary Rule and related exemptions from April 10, 2017, to June 9, 2017; and (ii) full implementation from January 1, 2018, to July 1, 2019.  The DOL also changed some requirements of the original rule release, including (i) extending the transition period from June 9, 2017, to July 1, 2019, for advisors relying on the Best Interest Contract Exemption to adhere to the Impartial Conduct Standards and (ii) extending the transition period to July 1, 2019, for advisors who seek to rely on Prohibited Transaction Exemption 84-24 for the sale of all annuities and insurance, provided they adhere to that exemption’s Impartial Conduct Standards.

On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued an opinion in the case Chamber of Commerce v. the U.S. Department of Labor vacating the DOL Fiduciary Rule and related applicable exemptions.  The DOL and the Department of Justice did not seek an en banc rehearing of the case, but may still decide to appeal the Fifth Circuit’s decision to the U.S. Supreme Court.  It is expected that the Fifth Circuit will issue a mandate stating that the original definition of “fiduciary,” including the original five-part test, will apply going forward.

On April 18, 2018, the Securities and Exchange Commission (the “SEC”) proposed “Regulation Best Interest”, a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, which would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer. The proposed rule includes guidance on what constitutes a “recommendation” and a definition of who would be a “retail customer” in addition to provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations.

In addition, the SEC proposed the use of a new disclosure document, the customer or client relationship summary, or Form CRS. Form CRS is intended to provide retail investors with information about the nature of their relationship with their investment professional, and would supplement other more detailed disclosures, including existing Form ADV for advisors and the new disclosures under Regulation Best Interest for broker dealers.

Finally, the SEC proposed interpretative guidance providing clarity on an investment adviser’s fiduciary obligation under the Advisers Act. The guidance indicates that investment advisers have a fiduciary duty to their clients that includes both duty of care and a duty of loyalty and provides additional clarification of an investment adviser’s responsibilities under these fiduciary duties. Investment advisers and broker-dealers would also need to disclose their registration status with the SEC in certain retail investor communications.  The comment period on the proposals will extend for 90 days after the proposal is published in the Federal Register.

In addition to the SEC proposed rules, the NAIC and several states, including Connecticut, Nevada, New Jersey and New York have passed laws or proposed regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients or to meet standards that their advice be in the customer’s best interest.  These recent developments could result in additional requirements related to the sale of our products.

It is uncertain at this point, as to whether the DOL or Department of Justice will seek to appeal the decision of the Fifth Circuit, particularly in light of the SEC’s recent regulatory proposals and interpretative guidance that address the fiduciary duties of investment advisers and broker dealers.  It is also uncertain how the original DOL definition of “fiduciary” will work in conjunction with any final rules adopted by the SEC.  While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, what legislation or regulation may be introduced or become law.  Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the Company during the quarter ended March 31, 2018 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
1/1/18 – 1/31/18	-	$-	-	$961

2/1/18 – 2/28/18	-	-	-	961

3/1/18 – 3/31/18	-	-	-	961

(1)	For the quarter ended March 31, 2018, there were no shares purchased as part of publicly announced plans or programs.
(2)

On November 9, 2017, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of March 31, 2018, our remaining security repurchase authorization was $961 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

(3)	As of the last day of the applicable month.

Item 5. Other Information

As previously announced, on May 1, 2018, The Lincoln National Life Insurance Company (“LNL”) and Lincoln National Corporation (“LNC”) completed the previously disclosed acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), which operated Liberty’s group benefits business (the “Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”).

The acquisition was completed pursuant to a Master Transaction Agreement (the “Master Transaction Agreement”) with Liberty Mutual Insurance Company (“LMIC”), Liberty Mutual Fire Insurance Company (together with LMIC, “Sellers”), for the limited purposes set forth therein, Liberty Mutual Group Inc. (“Liberty”), Protective Life Insurance Company (“Reinsurer”), and for the limited purposes set forth therein, Protective Life Corporation, which Master Transaction Agreement was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 22, 2018.

Additionally, pursuant to the Master Transaction Agreement, Liberty Life entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents with each of Reinsurer and Protective Life and Annuity Insurance Company (together with Reinsurer, “Reinsurers”) at the closing of the transaction.  On the terms and subject to the conditions of the Reinsurance Agreements, Liberty Life ceded to Reinsurers, effective as of May 1, certain insurance policies relating to the Liberty Life Business.  To support their obligations under the Reinsurance Agreements, Reinsurers have established trust accounts for the benefit of LNL.

Item 6.  Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 88, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2018

3.1	Amended and Restated Bylaws of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 21, 2018.
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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
Dated: May 3, 2018