Form 10-Q
period 2018-06-30
LINCOLN NATIONAL CORP
filed 2018-08-02
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 216,680,606 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2018 – $90,083; 2017 – $86,993)	$93,060	$94,840
Equity securities (cost: 2017 – $247)	-	246
Trading securities	1,450	1,620
Equity securities	112	-
Mortgage loans on real estate	12,217	10,762
Real estate	11	11
Policy loans	2,508	2,399
Derivative investments	584	915
Other investments	2,065	2,296
Total investments	112,007	113,089
Cash and invested cash	1,775	1,628
Deferred acquisition costs and value of business acquired	9,904	8,403
Premiums and fees receivable	574	396
Accrued investment income	1,119	1,078
Reinsurance recoverables	17,979	4,907
Funds withheld reinsurance assets	572	593
Goodwill	1,750	1,368
Other assets	8,921	6,082
Separate account assets	144,231	144,219
Total assets	$298,832	$281,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$33,718	$22,887
Other contract holder funds	88,698	80,209
Short-term debt	-	450
Long-term debt	5,826	4,894
Reinsurance related embedded derivatives	25	57
Funds withheld reinsurance liabilities	1,711	1,761
Deferred gain on business sold through reinsurance	1	1
Payables for collateral on investments	4,699	4,417
Other liabilities	4,746	5,546
Separate account liabilities	144,231	144,219
Total liabilities	283,655	264,441

Contingencies and Commitments (See Note 10)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 217,294,051 and 218,090,114 shares
issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	5,674	5,693
Retained earnings	8,302	8,399
Accumulated other comprehensive income (loss)	1,201	3,230
Total stockholders’ equity	15,177	17,322
Total liabilities and stockholders’ equity	$298,832	$281,763

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Insurance premiums	$1,165	$801	$1,943	$1,608
Fee income	1,470	1,393	2,926	2,747
Net investment income	1,232	1,262	2,465	2,499
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(1)	(4)	(3)	(8)
Portion of loss recognized in other comprehensive income	-	-	-	-
Net other-than-temporary impairment losses on securities
recognized in earnings	(1)	(4)	(3)	(8)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(6)	(6)	8	(41)
Total realized gain (loss)	(7)	(10)	5	(49)
Amortization of deferred gain on business sold through reinsurance	-	4	-	22
Other revenues	160	127	290	250
Total revenues	4,020	3,577	7,629	7,077
Expenses
Interest credited	647	646	1,300	1,293
Benefits	1,661	1,287	3,019	2,578
Commissions and other expenses	1,177	1,034	2,234	2,048
Interest and debt expense	68	63	159	127
Strategic digitization expense	16	14	31	23
Total expenses	3,569	3,044	6,743	6,069
Income (loss) before taxes	451	533	886	1,008
Federal income tax expense (benefit)	66	122	134	162
Net income (loss)	385	411	752	846
Other comprehensive income (loss), net of tax	(1,032)	864	(2,671)	1,145
Comprehensive income (loss)	$(647)	$1,275	$(1,919)	$1,991

Net Income (Loss) Per Common Share
Basic	$1.76	$1.84	$3.45	$3.77
Diluted	1.70	1.81	3.34	3.70

Cash Dividends Declared Per Common Share	$0.33	$0.29	$0.66	$0.58

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2018	2017

Common Stock
Balance as of beginning-of-year	$5,693	$5,869
Stock compensation/issued for benefit plans	19	58
Retirement of common stock/cancellation of shares	(38)	(153)
Balance as of end-of-period	5,674	5,774

Retained Earnings
Balance as of beginning-of-year	8,399	7,043
Cumulative effect from adoption of new accounting standards	(642)	-
Net income (loss)	752	846
Retirement of common stock	(62)	(247)
Common stock dividends declared	(145)	(131)
Balance as of end-of-period	8,302	7,511

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,230	1,566
Cumulative effect from adoption of new accounting standards	642	-
Other comprehensive income (loss), net of tax	(2,671)	1,145
Balance as of end-of-period	1,201	2,711
Total stockholders’ equity as of end-of-period	$15,177	$15,996

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$752	$846
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(3)	30
Trading securities purchases, sales and maturities, net	133	60
Change in premiums and fees receivable	(91)	65
Change in accrued investment income	(17)	(20)
Change in future contract benefits and other contract holder funds	(848)	(864)
Change in reinsurance related assets and liabilities	664	(92)
Change in accrued expenses	(90)	(96)
Change in federal income tax accruals	44	162
Realized (gain) loss	(5)	49
Amortization of deferred gain on business sold through reinsurance	-	(22)
Other	93	84
Net cash provided by (used in) operating activities	632	202

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(4,836)	(5,513)
Sales of available-for-sale securities and equity securities	870	842
Maturities of available-for-sale securities	3,351	2,840
Purchase of common stock in acquisition, net of cash acquired	(1,404)	-
Sale of business, net	(12)	-
Purchases of alternative investments	(146)	(124)
Sales and repayments of alternative investments	69	100
Issuance of mortgage loans on real estate	(1,310)	(705)
Repayment and maturities of mortgage loans on real estate	513	571
Issuance and repayment of policy loans, net	23	34
Net change in collateral on investments, derivatives and related settlements	588	(12)
Other	(79)	(37)
Net cash provided by (used in) investing activities	(2,373)	(2,004)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(537)	-
Issuance of long-term debt, net of issuance costs	1,094	-
Payment related to early extinguishment of debt	(23)	-
Proceeds from sales leaseback transaction	51	45
Deposits of fixed account values, including the fixed portion of variable	5,916	5,216
Withdrawals of fixed account values, including the fixed portion of variable	(3,007)	(2,934)
Transfers to and from separate accounts, net	(1,353)	(770)
Common stock issued for benefit plans	(8)	33
Repurchase of common stock	(100)	(400)
Dividends paid to common stockholders	(145)	(132)
Net cash provided by (used in) financing activities	1,888	1,058

Net increase (decrease) in cash, invested cash and restricted cash	147	(744)
Cash, invested cash and restricted cash as of beginning-of-year	1,628	2,722
Cash, invested cash and restricted cash as of end-of-period	$1,775	$1,978

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  As discussed in Note 3, on May 1, 2018, LNC and The Lincoln National Life Insurance Company (“LNL”) completed the acquisition of Liberty Life Assurance Company of Boston (“Liberty Life”).  The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2017 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

January 1, 2018

At the time of adoption, we had equity securities classified as available-for-sale (“AFS”) with a total carrying value of $246 million.  We classified, prospectively, $110 million of equity securities within the scope of this ASU in a separate line on our Consolidated Balance Sheets.  The remaining securities, consisting of $136 million of FHLB stock, are classified in other investments on our Consolidated Balance Sheets and carried at cost. The cumulative-effect adjustment of adopting this ASU was $1 million.

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

3. Acquisition

As previously announced, on May 1, 2018, we completed the acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business (“Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”), from Liberty Mutual Insurance Company in a transaction accounted for under the acquisition method of accounting pursuant to Business Combinations Topic 805 (“Topic 805”).  The acquisition enables us to increase our market share within the group protection marketplace.

In connection with the acquisition and pursuant to the Master Transaction Agreement (“MTA”), dated January 18, 2018, which was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 22, 2018, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents (including administrative services agreements and transition services agreements) with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company (together with Protective Life Insurance Company, “Protective”), providing for the reinsurance and administration of the Liberty Life Business.

Liberty Life’s excess capital of $1.8 billion was paid to Liberty Mutual Insurance Company through an extraordinary dividend at the acquisition date.  We paid $1.5 billion of cash to Liberty Mutual Insurance Company to acquire the Liberty Group Business.

We recognized $44 million and $50 million of acquisition-related costs, pre-tax, for the three and six months ended June 30, 2018, respectively.  These costs are included in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

The acquisition date fair values of certain assets and liabilities, including future contract benefits, intangible assets and related weighted average expected lives, commercial mortgage loans, reinsurance recoverables and deferred income taxes, are provisional and subject to revision within one year of the acquisition date.  Under the terms of the MTA, a final balance sheet will be agreed upon during the third quarter of 2018.  As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.  The following table presents the preliminary fair values (in millions) of the net assets acquired related to the Liberty Group Business as of the acquisition date:

Preliminary
Fair Value
Assets
Investments	$2,493
Mortgage loans on real estate	658
Cash and invested cash	113
Reinsurance recoverables	76
Premiums and fees receivable	83
Accrued investment income	24
Other intangible assets acquired	640
Other assets acquired	141
Separate account assets	99
Total assets acquired	$4,327

Liabilities
Future contract benefits	$2,930
Other contract holder funds	43
Other liabilities acquired	120
Separate account liabilities	99
Total liabilities assumed	$3,192

Net identifiable assets acquired	$1,135
Goodwill	382
Net assets acquired	$1,517

Identifiable Intangible Assets

The following table presents the fair value of identifiable intangible assets acquired (dollars in millions):

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of customer relationships acquired	$576	20
Value of distribution agreements	31	13
Value of business acquired	30	3
Insurance licenses	3	N/A
Total identifiable intangible assets	$640

The value of customer relationships acquired (“VOCRA”) and value of distribution agreements (“VODA”), included in other assets on our Consolidated Balance Sheets, reflects the estimated fair value of the customer relationships acquired and distribution agreements of the Liberty Group Business as of May 1, 2018.  The value of the identifiable intangible assets was estimated using a discounted cash flow method.  Significant inputs to the valuation models include estimates of expected premiums, persistency rates, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital.  Similar to other specifically identifiable intangible assets, the carrying values of VOCRA and VODA will be amortized using a straight-line method and reviewed at least annually for indicators of impairment in value that are other-than-temporary.

For information on value of business acquired (“VOBA”), see Notes 1 and 8 in our 2017 Form 10-K.

The value of insurance licenses was estimated using the comparable transaction method under the market approach based on arms-length transactions in which certificate authority companies with life and health insurance licenses were purchased.  The value of insurance licenses has an indefinite useful life.

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from assets acquired and liabilities assumed that could not be individually identified.  The goodwill recorded as part of the acquisition includes the expected synergies and other benefits that management believes will result from the acquisition, including an increase in distribution strength.  The goodwill resulting from the acquisition was allocated to the Group Protection segment.  The goodwill is not expected to be deductible for income tax purposes.  For more information on goodwill, see Notes 1 and 10 in our 2017 Form 10-K.

Future Contract Benefits

Unpaid claims acquired reflected within future contract benefits were recorded at estimated fair value.  The reserve discount rate was based on the investment yield of the assets acquired with adjustments for risk margin.  The actuarial classifications and methodologies were adjusted to be consistent with our accounting policies and reserve methodologies.

Financial Information

Since the acquisition date of May 1, 2018, the revenues and net income of the business acquired have been included in our Consolidated Statements of Comprehensive Income (Loss) in the Group Protection segment and were $373 million and $12 million, respectively.

The following unaudited pro forma condensed consolidated results of operations of the Company assume that the acquisition of Liberty Life was completed on January 1, 2017 (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$4,217	$4,058	$8,382	$8,041

Net income	422	379	800	806

Pro forma adjustments include the revenue and net income of the acquired business for each period as well as amortization of identifiable intangible assets acquired and the fair value adjustment to acquired insurance reserves and investments.  Other pro forma adjustments include the incremental increase to interest expense attributable to financing the acquisition; and the impact of reflecting acquisition and integration costs and investment expenses directly attributable to the business combination in 2017 instead of in 2018.  Pro forma adjustments do not include retrospective adjustments to defer and amortize acquisition costs as would be recorded under our accounting policy.

Reinsurance

Pursuant to the reinsurance agreements, we sold the Liberty Life Business to Protective for a ceding commission of $423 million.   Our amounts recoverable from reinsurers increased significantly to $18.0 billion as of June 30, 2018, from $4.9 billion as of December 31, 2017, primarily as a result of this reinsurance transaction.  As such, Protective now represents our largest reinsurance exposure.  As we are not relieved of our liability, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance recoverable from Protective.  To support its obligations under the reinsurance agreements, Protective has established trust accounts for our benefit that fully collateralize the related reinsurance recoverable.  We recorded a deferred tax asset attributed to a tax loss carryforward arising from the reinsurance transaction with Protective.

4.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2017 Form 10-K for a detailed discussion of our consolidated variable interest entities (“VIEs”), which information is incorporated herein by reference.

Asset information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2018			As of December 31, 2017
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	574	-	1	573	-
Total assets	1	$574	$-	1	$573	$-

As of June 30, 2018 and December 31, 2017, there were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.6 billion and $1.5 billion as of June 30, 2018 and December 31, 2017, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $26 million and $31 million as of June 30, 2018, and December 31, 2017, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits that were $1 million and $2 million for the six months ended June 30, 2018 and 2017, respectively, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of June 30, 2018.

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

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of AFS securities (in millions) were as follows:

	As of June 30, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,009	$3,605	$1,582	$(9)	$80,041
Asset-backed securities ("ABS")	964	44	7	(17)	1,018
U.S. government bonds	396	29	3	-	422
Foreign government bonds	430	41	-	-	471
Residential mortgage-backed securities ("RMBS")	3,317	119	84	(22)	3,374
Commercial mortgage-backed securities ("CMBS")	759	5	20	(3)	747
Collateralized loan obligations ("CLOs")	1,121	-	7	(5)	1,119
State and municipal bonds	4,509	753	14	-	5,248
Hybrid and redeemable preferred securities	578	65	23	-	620
Total AFS securities	$90,083	$4,661	$1,740	$(56)	$93,060

	As of December 31, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$75,701	$6,862	$354	$(7)	$82,216
ABS	903	51	7	(27)	974
U.S. government bonds	527	41	1	-	567
Foreign government bonds	395	56	-	-	451
RMBS	3,327	155	39	(22)	3,465
CMBS	590	10	2	(2)	600
CLOs	803	2	2	(5)	808
State and municipal bonds	4,172	953	6	-	5,119
Hybrid and redeemable preferred securities	575	87	22	-	640
Total fixed maturity securities	86,993	8,217	433	(63)	94,840
Equity AFS securities	247	16	17	-	246
Total AFS securities	$87,240	$8,233	$450	$(63)	$95,086

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2018, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,607	$3,649
Due after one year through five years	18,525	18,658
Due after five years through ten years	17,025	17,013
Due after ten years	44,765	47,482
Subtotal	83,922	86,802
Structured securities (ABS, MBS, CLOs)	6,161	6,258
Total fixed maturity AFS securities	$90,083	$93,060

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$29,697	$1,070	$4,512	$513	$34,209	$1,583
ABS	171	2	135	13	306	15
U.S. government bonds	113	1	18	2	131	3
RMBS	760	27	607	58	1,367	85
CMBS	525	16	58	4	583	20
CLOs	639	7	57	-	696	7
State and municipal bonds	215	5	85	9	300	14
Hybrid and redeemable
preferred securities	47	2	118	21	165	23
Total AFS securities	$32,167	$1,130	$5,590	$620	$37,757	$1,750

Total number of AFS securities in an unrealized loss position						3,092

	As of December 31, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$4,854	$68	$4,893	$288	$9,747	$356
ABS	62	1	151	15	213	16
U.S. government bonds	156	-	19	1	175	1
RMBS	302	4	641	36	943	40
CMBS	113	-	60	3	173	3
CLOs	281	2	72	-	353	2
State and municipal bonds	34	-	93	6	127	6
Hybrid and redeemable
preferred securities	20	-	126	22	146	22
Total fixed maturity securities	5,822	75	6,055	371	11,877	446
Equity AFS securities	22	14	8	3	30	17
Total AFS securities	$5,844	$89	$6,063	$374	$11,907	$463

Total number of AFS securities in an unrealized loss position						1,128

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$173	$59	$-	23
Six months or greater, but less than nine months	39	16	-	6
Nine months or greater, but less than twelve months	7	4	-	1
Twelve months or greater	117	47	8	28
Total	$336	$126	$8	58

	As of December 31, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$156	$57	$1	26
Six months or greater, but less than nine months	2	1	-	4
Nine months or greater, but less than twelve months	15	8	-	7
Twelve months or greater	215	78	10	49
Total	$388	$144	$11	86

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities increased by $1.2 billion for the six months ended June 30, 2018.  As discussed further below, we believe the unrealized loss position as of June 30, 2018, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell these fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of June 30, 2018, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2018, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of June 30, 2018, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of June 30, 2018, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance as of beginning-of-period	$378	$393	$378	$430
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	1	4	2	5
Credit losses on securities for which an
OTTI was previously recognized	-	-	1	3
Decreases attributable to:
Securities sold, paid down or matured	(4)	(7)	(6)	(48)
Balance as of end-of-period	$375	$390	$375	$390

During the six months ended June 30, 2018 and 2017, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 22% and 21% of mortgage loans on real estate as of June 30, 2018, and December 31, 2017, respectively, and Texas which accounted for 12% of mortgage loans on real estate as of June 30, 2018, and December 31, 2017.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	June 30,	December 31,
	2018	2017
Current	$12,231	$10,762
60 to 90 days past due	2	-
Greater than 90 days past due	3	3
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(3)
Unamortized premium (discount)	(17)	-
Total carrying value	$12,217	$10,762

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2018	2017
Number of impaired mortgage loans on real estate	2	3

Principal balance of impaired mortgage loans on real estate	$8	$11
Valuation allowance associated with impaired mortgage loans on real estate	(2)	(3)
Carrying value of impaired mortgage loans on real estate	$6	$8

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance as of beginning-of-period	$3	$2	$3	$2
Additions	-	-	-	-
Charge-offs, net of recoveries	(1)	-	(1)	-
Balance as of end-of-period	$2	$2	$2	$2

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average carrying value for impaired mortgage loans on real estate	$7	$5	$7	$5
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

As described in Note 1 in our 2017 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of June 30, 2018			As of December 31, 2017
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$11,043	90.4%	2.31	$9,642	89.6%	2.26
65% to 74%	1,081	8.8%	1.84	1,000	9.3%	1.94
75% to 100%	87	0.7%	1.03	112	1.0%	0.97
Greater than 100%	6	0.1%	0.77	8	0.1%	0.82
Total mortgage loans on real estate	$12,217	100.0%		$10,762	100.0%

Alternative Investments

As of June 30, 2018, and December 31, 2017, alternative investments included investments in 238 and 224 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fixed maturity AFS securities: (1)
Gross gains	$1	$3	$16	$11
Gross losses	(12)	(13)	(45)	(25)
Equity AFS securities:
Gross gains	-	-	-	1
Gain (loss) on other investments (2)	4	(2)	6	(5)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(6)	(6)	(11)	(13)
Total realized gain (loss) related to certain investments, pre-tax	$(13)	$(18)	$(34)	$(31)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.
(2)	Includes market adjustments on equity securities still held of $2 million for the three and six months ended June 30, 2018.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(1)	$(4)	$(3)	$(5)
ABS	-	-	-	(1)
RMBS	-	-	-	(1)
State and municipal bonds	-	-	-	(1)
Gross OTTI recognized in net income (loss)	(1)	(4)	(3)	(8)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	-	-
Net OTTI recognized in net income (loss), pre-tax	$(1)	$(4)	$(3)	$(8)

We recognized less than $1 million of OTTI in OCI for the three and six months ended June 30, 2018 and 2017.

Determination of Credit Losses on Corporate Bonds and ABS

As of June 30, 2018, and December 31, 2017, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2018, and December 31, 2017, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of June 30, 2018, and December 31, 2017, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.4 billion and $3.5 billion, respectively, and a fair value of $3.2 billion and $3.5 billion, respectively.  As of June 30, 2018, and December 31, 2017, 98% of the fair value of our ABS portfolio was rated investment grade.  As of June 30, 2018, and December 31, 2017, the portion of our ABS portfolio rated below investment grade had an amortized cost of $48 million and $46 million, respectively, and a fair value of $46 million and $43 million, respectively.  Based upon the analysis discussed above, we believe as of June 30, 2018, and December 31, 2017, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of June 30, 2018, and December 31, 2017, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of June 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$468	$468	$765	$765
Securities pledged under securities lending agreements (2)	142	138	222	213
Securities pledged under repurchase agreements (3)	909	977	530	588
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,180	4,712	2,900	4,235
Total payables for collateral on investments	$4,699	$6,295	$4,417	$5,801

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2018	2017
Collateral payable for derivative investments	$(297)	$160
Securities pledged under securities lending agreements	(80)	(8)
Securities pledged under repurchase agreements	379	5
Investments pledged for FHLBI	280	(200)
Total increase (decrease) in payables for collateral on investments	$282	$(43)

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings were as follows:

	As of June 30, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$760	$-	$149	$909
Total	-	760	-	149	909
Securities Lending
Corporate bonds	142	-	-	-	142
Total	142	-	-	-	142
Total gross secured borrowings	$142	$760	$-	$149	$1,051

	As of December 31, 2017
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$280	$150	$530
Total	-	100	280	150	530
Securities Lending
Corporate bonds	222	-	-	-	222
Total	222	-	-	-	222
Total gross secured borrowings	$222	$100	$280	$150	$752

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements, which we are permitted to sell or re-pledge.  As of June 30, 2018, the fair value of all collateral received that we are permitted to sell or re-pledge was $531 million.  As of June 30, 2018, we have re-pledged $364 million of this collateral to cover initial margin on certain derivative investments.

Investment Commitments

As of June 30, 2018, our investment commitments were $1.9 billion, which included $801 million of LPs, $570 million of mortgage loans on real estate and $501 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2018, and December 31, 2017, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.4 billion and $1.3 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.3 billion and $1.0 billion, respectively, or 1% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2018, and December 31, 2017, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $14.2 billion and $15.0 billion, respectively, or 13% of our invested assets portfolio, and our investments in securities in the utilities industry with a fair value of $13.7 billion and $14.3 billion, respectively, or 12% and 13%, respectively, of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2018			As of December 31, 2017
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,867	$85	$21	$3,007	$46	$84
Foreign currency contracts (1)	2,028	93	73	1,804	79	79
Total cash flow hedges	4,895	178	94	4,811	125	163
Fair value hedges:
Interest rate contracts (1)	1,275	46	128	1,438	254	174
Non-Qualifying Hedges
Interest rate contracts (1)	90,678	393	195	72,937	657	127
Foreign currency contracts (1)	134	-	-	22	-	-
Equity market contracts (1)	31,049	521	427	31,090	562	557
Credit contracts (1)	-	-	-	52	-	-
Embedded derivatives:
Guaranteed living benefit ("GLB")
direct (2)	-	1,248	-	-	903	-
GLB ceded (2) (3)	-	41	131	-	51	67
Reinsurance related (4)	-	-	25	-	-	57
Indexed annuity and IUL contracts (2) (5)	-	29	1,400	-	11	1,418
Total derivative instruments	$128,031	$2,456	$2,400	$110,350	$2,563	$2,563

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2018
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$13,347	$14,517	$46,210	$19,533	$1,213	$94,820
Foreign currency contracts (2)	165	260	601	1,113	23	2,162
Equity market contracts	18,813	8,864	390	14	2,968	31,049
Total derivative instruments
with notional amounts	$32,325	$23,641	$47,201	$20,660	$4,204	$128,031

(1)	As of June 30, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of June 30, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2018	2017
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(29)	$49
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	(6)	-
Cash flow hedges:
Interest rate contracts	106	1
Foreign currency contracts	(19)	45
Change in foreign currency exchange rate adjustment	50	(75)
Change in DAC, VOBA, DSI and DFEL	4	(8)
Income tax benefit (expense)	(29)	13
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	2
Interest rate contracts (2)	(2)	(9)
Foreign currency contracts (1)	11	9
Foreign currency contracts (3)	-	5
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(2)
Income tax benefit (expense)	(2)	(2)
Balance as of end-of-period	$69	$22

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$1	$2	$2
Interest rate contracts (2)	2	(5)	(2)	(9)
Foreign currency contracts (1)	5	4	11	9
Foreign currency contracts (3)	-	-	-	5
Total cash flow hedges	8	-	11	7
Fair value hedges:
Interest rate contracts (1)	(4)	(6)	(9)	(13)
Interest rate contracts (2)	-	7	6	15
Interest rate contracts (3)	14	(9)	47	-
Total fair value hedges	10	(8)	44	2
Non-Qualifying Hedges
Interest rate contracts (3)	(96)	193	(410)	143
Foreign currency contracts (3)	-	(2)	2	1
Equity market contracts (3)	(89)	(289)	(80)	(817)
Equity market contracts (4)	3	5	1	14
Embedded derivatives:		-		-
GLB (3)	113	72	270	669
Reinsurance related (3)	9	(3)	32	-
Indexed annuity and IUL contracts (3)	(62)	(64)	(10)	(184)
Total derivative instruments	$(104)	$(96)	$(140)	$(165)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Offset to net investment income	$6	$5	$13	$11
Offset to realized gain (loss)	-	-	-	5
Offset to interest and debt expense	2	(5)	(2)	(9)

As of June 30, 2018, $8 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2018 and 2017, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of June 30, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

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

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2018, the NPR adjustment was zero.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2018 and December 31, 2017, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2018		As of December 31, 2017
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$79	$(6)	$116	$(1)
A+	64	(67)	242	(453)
A	140	(17)	170	(120)
A-	184	-	237	(3)
BBB+	-	-	-	(4)
	$467	$(90)	$765	$(581)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of June 30, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$911	$1,318	$2,229
Gross amounts offset	(327)	-	(327)
Net amount of assets	584	1,318	1,902
Gross amounts not offset:
Cash collateral	(467)	-	(467)
Non-cash collateral	(78)	-	(78)
Net amount	$39	$1,318	$1,357

Financial Liabilities
Gross amount of recognized liabilities	$604	$1,556	$2,160
Gross amounts offset	(227)	-	(227)
Net amount of liabilities	377	1,556	1,933
Gross amounts not offset:
Cash collateral	(90)	-	(90)
Non-cash collateral	(287)	-	(287)
Net amount	$-	$1,556	$1,556

	As of December 31, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,301	$965	$2,266
Gross amounts offset	(386)	-	(386)
Net amount of assets	915	965	1,880
Gross amounts not offset:
Cash collateral	(765)	-	(765)
Net amount	$150	$965	$1,115

Financial Liabilities
Gross amount of recognized liabilities	$955	$1,542	$2,497
Gross amounts offset	(296)	-	(296)
Net amount of liabilities	659	1,542	2,201
Gross amounts not offset:
Cash collateral	(581)	-	(581)
Net amount	$78	$1,542	$1,620

7.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 15% for the three and six months ended June 30, 2018, compared to 23% and 16% for the corresponding periods in 2017.  The effective tax rate on pre-tax income was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rates of 21% and 35% for the three and six months ended June 30, 2018 and 2017, respectively, were the result of the separate account dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items.

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

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2018 (1)	2017 (1)
Return of Net Deposits
Total account value	$96,600	$96,941
Net amount at risk (2)	126	81
Average attained age of contract holders	64 years	64 years

Minimum Return
Total account value	$103	$108
Net amount at risk (2)	16	18
Average attained age of contract holders	76 years	76 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,046	$26,596
Net amount at risk (2)	521	417
Average attained age of contract holders	70 years	70 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Six
	Months Ended
	June 30,
	2018	2017
Balance as of beginning-of-year	$100	$110
Changes in reserves	18	(2)
Benefits paid	(7)	(11)
Balance as of end-of-period	$111	$97

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2018	2017
Asset Type
Domestic equity	$59,698	$59,647
International equity	20,558	20,837
Fixed income	40,098	40,626
Total	$120,354	$121,110
Percent of total variable annuity
separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of June 30, 2018 and December 31, 2017.  UL and VUL products with secondary guarantees represented 30% and 33% of total sales for the three and six months ended June 30, 2018, respectively, compared to 28% and 27% for the corresponding periods in 2017.

9.  Liability for Unpaid Claims

In connection with our acquisition of the Liberty Group Business, we expanded our financial statement disclosures related to changes in the liability for unpaid claims (in millions), which were as follows:

	For the Six
	Months Ended
	June 30,
	2018	2017
Balance as of beginning-of-year	$2,222	$2,242
Reinsurance recoverable	57	69
Net balance as of beginning-of-year	2,165	2,173

Business acquired (1)	2,836	-

Incurred related to:
Current year	986	686
Prior years
Interest	50	37
All other incurred	(87)	(45)
Total incurred	949	678

Paid related to:
Current year	(393)	(343)
Prior years	(517)	(356)
Total paid	(910)	(699)

Net balance as of end-of-period	5,040	2,152
Reinsurance recoverable	136	70
Balance as of end-of-period	$5,176	$2,222

(1)	Represents Liberty group life and disability reserves, net, as of May 1, 2018, subject to finalization of acquisition date fair values. See Note 3 for additional information.

The majority of the reserves included in the roll forward are for long-term disability claims.  The interest rate assumption is an important part of the reserving process due to the long benefit period for these claims.  Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half of the prior year incurred period’s claim payments at our average reserve discount rate for the respective periods.

“Incurred related to prior years - All other incurred” reflected in the preceding table is primarily impacted by the level of claim resolutions in the period compared to that which is expected by the reserve assumption. A negative number implies a favorable result where claim resolutions were more favorable than assumed.  Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the long-term life of the block of claims.  It will vary from actual experience in any one period, both favorably and unfavorably.

A reconciliation of future contract benefits as reported in our Consolidated Balance Sheets to the liability for unpaid claims (in millions), was as follows:

	As of June 30,
	2018	2017
Future contract benefits	$33,718	$22,293

Less:
Life and annuity reserves and claims due	26,975	18,411
Accident and health active life reserves	1,567	1,660
Liability for unpaid claims	$5,176	$2,222

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2018.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of June 30, 2018, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Cost of Insurance Litigation

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018.  Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy.  Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders.  We are vigorously defending this matter.

See Note 13 in our 2017 Form 10-K and Note 10 in our Form 10-Q for the quarter ended March 31, 2018, for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

11.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Common Stock
Balance as of beginning-of-period	218,695,476	224,888,259	218,090,114	226,335,105
Stock issued for exercise of warrants	2,826	289,636	22,866	334,930
Stock compensation/issued for benefit plans	51,644	89,455	636,966	1,461,286
Retirement/cancellation of shares	(1,455,895)	(3,030,088)	(1,455,895)	(5,894,059)
Balance as of end-of-period	217,294,051	222,237,262	217,294,051	222,237,262

Common Stock as of End-of-Period
Basic basis	217,294,051	222,237,262	217,294,051	222,237,262
Diluted basis	220,722,270	226,044,165	220,722,270	226,044,165

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted-average shares, as used in basic calculation	217,997,297	223,555,299	218,182,118	224,581,848
Shares to cover exercise of outstanding warrants	639,071	694,403	640,929	858,916
Shares to cover non-vested stock	1,475,976	1,426,550	1,534,469	1,551,173
Average stock options outstanding during the period	1,752,403	2,339,558	1,860,997	2,510,344
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(91,876)	(105,156)	(86,482)	(127,696)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,086,798)	(1,464,321)	(1,094,976)	(1,541,738)
Shares repurchasable from measured but
unrecognized stock option expense	(16,356)	(59,959)	(20,467)	(68,519)
Average deferred compensation shares	934,869	927,508	928,466	938,661
Weighted-average shares, as used in diluted calculation	221,604,586	227,313,882	221,945,054	228,702,989

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the three and six months ended June 30, 2018 and 2017, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $8 million and $10 million for the three and six months ended June 30, 2018, respectively, and $(1) million for the three and six months ended June 30, 2017, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2018	2017
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,486	$1,784
Cumulative effect from adoption of new accounting standards	674	-
Unrealized holding gains (losses) arising during the period	(4,891)	2,058
Change in foreign currency exchange rate adjustment	(50)	69
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,395	(356)
Income tax benefit (expense)	749	(626)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(29)	(13)
Associated amortization of DAC, VOBA, DSI and DFEL	(10)	(11)
Income tax benefit (expense)	8	8
Balance as of end-of-period	$1,394	$2,945
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$44	$25
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	9	-
Gross OTTI recognized in OCI during the period	-	-
Change in DAC, VOBA, DSI and DFEL	-	-
Income tax benefit (expense)	-	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	(7)	21
Change in DAC, VOBA, DSI and DFEL	(11)	(4)
Income tax benefit (expense)	4	(6)
Balance as of end-of-period	$39	$36
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(29)	$49
Cumulative effect from adoption of new accounting standard	(6)	-
Unrealized holding gains (losses) arising during the period	87	46
Change in foreign currency exchange rate adjustment	50	(75)
Change in DAC, VOBA, DSI and DFEL	4	(8)
Income tax benefit (expense)	(29)	13
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	11	7
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(2)
Income tax benefit (expense)	(2)	(2)
Balance as of end-of-period	$69	$22
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(14)	$(27)
Foreign currency translation adjustment arising during the period	(4)	7
Balance as of end-of-period	$(18)	$(20)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(257)	$(265)
Cumulative effect from adoption of new accounting standard	(35)	-
Adjustment arising during the period	9	(7)
Balance as of end-of-period	$(283)	$(272)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2018	2017
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(29)	$(13)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(10)	(11)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(39)	(24)	operations before taxes
Income tax benefit (expense)	8	8	Federal income tax expense (benefit)
Reclassification, net of income tax	$(31)	$(16)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$(1)	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	(1)	operations before taxes
Income tax benefit (expense)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$(1)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$2	Net investment income
Interest rate contracts	(2)	(9)	Interest and debt expense
Foreign currency contracts	11	9	Net investment income
Foreign currency contracts	-	5	Total realized gain (loss)
Total gross reclassifications	11	7
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(2)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	10	5	operations before taxes
Income tax benefit (expense)	(2)	(2)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$8	$3	Net income (loss)

12.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total realized gain (loss) related to certain investments (1)	$(13)	$(18)	$(34)	$(31)
Realized gain (loss) on the mark-to-market on certain instruments (2)	23	(5)	24	5
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(5)	(7)	(6)	(17)
Associated amortization of DAC, VOBA, DSI and DFEL	-	2	-	1
Variable annuity net derivatives results: (4)
Gross gain (loss)	(11)	23	22	(5)
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(5)	(1)	(2)
Total realized gain (loss)	$(7)	$(10)	$5	$(49)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2018	2018
10-year LNC stock options	27,463	481,404
Performance shares	431	156,676
RSUs	103,769	694,269
Non-employee:
SARs	-	14,692
Agent stock options	-	32,400
Director DSUs	7,845	14,498

14.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$93,060	$93,060	$94,840	$94,840
Equity securities	-	-	246	246
Trading securities	1,450	1,450	1,620	1,620
Equity securities	112	112	-	-
Mortgage loans on real estate	12,217	12,060	10,762	10,877
Derivative investments (1)	584	584	915	915
Other investments	2,065	2,065	2,296	2,296
Cash and invested cash	1,775	1,775	1,628	1,628
Other assets:
GLB direct embedded derivatives	1,248	1,248	903	903
GLB ceded embedded derivatives	41	41	51	51
Indexed annuity ceded embedded derivatives	29	29	11	11
Separate account assets	144,231	144,231	144,219	144,219

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,400)	(1,400)	(1,418)	(1,418)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(578)	(578)	(592)	(592)
Account values of certain investment contracts	(32,962)	(34,785)	(32,370)	(36,200)
Short-term debt	-	-	(450)	(452)
Long-term debt	(5,826)	(5,796)	(4,894)	(5,042)
Reinsurance related embedded derivatives	(25)	(25)	(57)	(57)
Other liabilities:
Derivative liabilities (1)	(290)	(290)	(338)	(338)
GLB ceded embedded derivatives	(131)	(131)	(67)	(67)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

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

Separate Account Assets

Separate account assets are primarily carried at fair value.  A portion of our separate account assets includes LPs, which are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs. The inputs used to measure the fair value of the separate account asset LPs are classified as Level 3 within the fair value hierarchy.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of June 30, 2018, and December 31, 2017, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2018, or December 31, 2017, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2017 Form 10-K:

	As of June 30, 2018
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,860	$3,181	$80,041
ABS	-	987	31	1,018
U.S. government bonds	402	20	-	422
Foreign government bonds	-	363	108	471
RMBS	-	3,374	-	3,374
CMBS	-	742	5	747
CLOs	-	974	145	1,119
State and municipal bonds	-	5,248	-	5,248
Hybrid and redeemable preferred securities	75	467	78	620
Trading securities	43	1,385	22	1,450
Equity securities	29	57	26	112
Derivative investments (1)	-	597	541	1,138
Other investments	149	-	-	149
Cash and invested cash	-	1,775	-	1,775
Other assets:
GLB direct embedded derivatives	-	-	1,248	1,248
GLB ceded embedded derivatives	-	-	41	41
Indexed annuity ceded embedded derivatives	-	-	29	29
Separate account assets	729	143,468	-	144,197
Total assets	$1,427	$236,317	$5,455	$243,199

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,400)	$(1,400)
Reinsurance related embedded derivatives	-	(25)	-	(25)
Other liabilities:
Derivative liabilities (1)	-	(396)	(448)	(844)
GLB ceded embedded derivatives	-	-	(131)	(131)
Total liabilities	$-	$(421)	$(1,979)	$(2,400)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of deferred acquisition costs (“DAC”), VOBA, deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended June 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,192	$3	$(124)	$157	$(47)	$3,181
ABS	26	-	-	5	-	31
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	108	-	-	-	-	108
CMBS	27	-	-	(1)	(21)	5
CLOs	2	-	-	145	(2)	145
Hybrid and redeemable
preferred securities	77	-	1	-	-	78
Trading securities	47	(3)	-	(22)	-	22
Equity securities	27	-	-	(1)	-	26
Derivative investments	279	(108)	(39)	(39)	-	93
Other assets: (6)
GLB direct embedded derivatives	1,110	138	-	-	-	1,248
GLB ceded embedded derivatives	45	(4)	-	-	-	41
Indexed annuity ceded embedded derivatives	17	1	-	11	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,346)	(62)	-	8	-	(1,400)
Other liabilities – GLB ceded embedded
derivatives (6)	(111)	(20)	-	-	-	(131)
Total, net	$3,505	$(55)	$(162)	$258	$(70)	$3,476

	For the Three Months Ended June 30, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$2,403	$5	$53	$57	$(1)	$2,517
ABS	29	-	-	-	14	43
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	110	-	(1)	-	-	109
RMBS	7	-	-	-	-	7
CMBS	44	-	1	14	(38)	21
CLOs	88	-	-	13	(73)	28
State and municipal bonds	1	-	-	-	(1)	-
Hybrid and redeemable
preferred securities	79	-	8	-	(5)	82
Equity AFS securities	182	-	-	1	-	183
Trading securities	60	1	1	-	(3)	59
Derivative investments	112	58	65	(80)	-	155
Other assets: (6)
GLB direct embedded derivatives	226	72	-	-	-	298
GLB ceded embedded derivatives	116	(31)	-	-	-	85
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,238)	(64)	-	34	-	(1,268)
Total, net	$2,224	$41	$127	$39	$(107)	$2,324

	For the Six Months Ended June 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,091	$6	$(107)	$231	$(40)	$3,181
ABS	27	-	(1)	5	-	31
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	-	(12)	-
CMBS	6	1	-	19	(21)	5
CLOs	91	-	-	147	(93)	145
Hybrid and redeemable
preferred securities	76	-	2	-	-	78
Equity AFS securities	162	-	-	-	(162)	-
Trading securities	49	(5)	-	(22)	-	22
Equity securities	-	-	-	-	26	26
Derivative investments	30	222	(59)	(100)	-	93
Other assets: (6)
GLB direct embedded derivatives	903	345	-	-	-	1,248
GLB ceded embedded derivatives	51	(10)	-	-	-	41
Indexed annuity ceded embedded derivatives	11	1	-	17	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	(10)	-	28	-	(1,400)
Other liabilities: (6)
GLB ceded embedded derivatives	(67)	(64)	-	-	-	(131)
Total, net	$3,139	$486	$(167)	$320	$(302)	$3,476

	For the Six Months Ended June 30, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$2,405	$11	$118	$(147)	$130	$2,517
ABS	33	-	1	-	9	43
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(2)	-	-	109
RMBS	3	-	-	4	-	7
CMBS	7	-	1	55	(42)	21
CLOs	68	-	-	18	(58)	28
State and municipal bonds	-	(1)	-	-	1	-
Hybrid and redeemable
preferred securities	76	-	11	-	(5)	82
Equity AFS securities	177	1	(1)	6	-	183
Trading securities	65	2	8	(16)	-	59
Derivative investments	(93)	(11)	88	171	-	155
Other assets: (6)
GLB direct embedded derivatives	-	298	-	-	-	298
GLB ceded embedded derivatives	203	(118)	-	-	-	85
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,139)	(184)	-	55	-	(1,268)
Other liabilities – GLB direct embedded
derivatives (6)	(371)	371	-	-	-	-
Total, net	$1,545	$369	$224	$146	$40	$2,324

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
(2)

Net issuances, sales, maturities, settlements, calls, net include financial instruments acquired from Liberty Life as follows: corporate bonds of $67 million and asset-backed securities of $17 million.

(3)

Transfers into or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in the prior period.

(4)	Transfers into or out of Level 3 for FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.
(5)

Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).  Gains (losses) from sales, maturities, settlements and calls and OTTI are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(6)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$400	$(103)	$-	$(79)	$(61)	$157
ABS	22	(17)	-	-	-	5
U.S. government bonds	-	(5)	-	-	-	(5)
CMBS	-	-	-	(1)	-	(1)
CLOs	145	-	-	-	-	145
Trading securities	2	(24)	-	-	-	(22)
Equity securities	-	(1)	-	-	-	(1)
Derivative investments	61	11	(111)	-	-	(39)
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(48)	-	-	56	-	8
Total, net	$593	$(139)	$(111)	$(24)	$(61)	$258

	For the Three Months Ended June 30, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$162	$(3)	$(25)	$(64)	$(13)	$57
CMBS	14	-	-	-	-	14
CLOs	13	-	-	-	-	13
Equity AFS securities	1	-	-	-	-	1
Derivative investments	48	(29)	(99)	-	-	(80)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(13)	-	-	47	-	34
Total, net	$225	$(32)	$(124)	$(17)	$(13)	$39

	For the Six Months Ended June 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$623	$(156)	$(2)	$(173)	$(61)	$231
ABS	22	(17)	-	-	-	5
U.S. government bonds	-	(5)	-	-	-	(5)
CMBS	21	-	-	(2)	-	19
CLOs	147	-	-	-	-	147
Trading securities	2	(24)	-	-	-	(22)
Equity securities	1	(1)	-	-	-	-
Derivative investments	129	5	(234)	-	-	(100)
Other assets – indexed annuity ceded
embedded derivatives	17	-	-	-	-	17
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(75)	-	-	103	-	28
Total, net	$887	$(198)	$(236)	$(72)	$(61)	$320

	For the Six Months Ended June 30, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$200	$(65)	$(47)	$(127)	$(108)	$(147)
RMBS	4	-	-	-	-	4
CMBS	55	-	-	-	-	55
CLOs	18	-	-	-	-	18
Equity AFS securities	8	(2)	-	-	-	6
Trading securities	2	(17)	-	(1)	-	(16)
Derivative investments	95	265	(189)	-	-	171
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(31)	-	-	86	-	55
Total, net	$351	$181	$(236)	$(42)	$(108)	$146

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Derivative investments	$(169)	$(2)	$106	$(76)
Embedded derivatives:
Indexed annuity and IUL contracts	(6)	-	(7)	(15)
GLB	313	231	689	978
Total, net (1)	$138	$229	$788	$887

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2018			June 30, 2017
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$3	$(50)	$(47)	$1	$(2)	$(1)
ABS	-	-	-	15	(1)	14
CMBS	-	(21)	(21)	3	(41)	(38)
CLOs	-	(2)	(2)	-	(73)	(73)
State and municipal bonds	-	-	-	-	(1)	(1)
Hybrid and redeemable preferred
securities	-	-	-	-	(5)	(5)
Trading securities	-	-	-	-	(3)	(3)
Total, net	$3	$(73)	$(70)	$19	$(126)	$(107)

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2018			June 30, 2017
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$43	$(83)	$(40)	$161	$(31)	$130
ABS	-	-	-	15	(6)	9
U.S. government bonds	-	-	-	5	-	5
RMBS	-	(12)	(12)	-	-	-
CMBS	-	(21)	(21)	3	(45)	(42)
CLOs	-	(93)	(93)	30	(88)	(58)
State and municipal bonds	-	-	-	2	(1)	1
Hybrid and redeemable preferred
securities	-	-	-	-	(5)	(5)
Equity AFS securities	-	(162)	(162)	-	-	-
Trading securities	-	-	-	3	(3)	-
Equity securities	26	-	26	-		-
Total, net	$69	$(371)	$(302)	$219	$(179)	$40

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three and six months ended June 30, 2018 and 2017, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  In 2018, transfers into or out of Level 3 also include FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three and six months ended June 30, 2018 and 2017, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2018:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,470	Discounted cash flow	Liquidity/duration adjustment (1)	0.6%	-	23.4%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	78	Discounted cash flow	Liquidity/duration adjustment (1)	1.7%	-	3.0%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	1.8%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.3%
Other assets:
GLB direct and ceded
embedded derivatives	1,289	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.31%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	29	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,400)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(131)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.31%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

15.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  As discussed in Note 3, we completed the acquisition of Liberty Life.  Related results are included within the Group Protection segment.    We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 21 of our 2017 Form 10-K for a brief description of these segments and Other Operations.

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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Operating revenues:
Annuities	$1,106	$1,076	$2,180	$2,138
Retirement Plan Services	292	290	584	571
Life Insurance	1,680	1,655	3,340	3,260
Group Protection	937	541	1,490	1,082
Other Operations	58	67	125	155
Excluded realized gain (loss), pre-tax	(53)	(52)	(89)	(132)
Amortization of deferred gain arising from reserve changes
on business sold through reinsurance, pre-tax	-	-	-	1
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	-	(1)	2
Total revenues	$4,020	$3,577	$7,629	$7,077

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$275	$251	$542	$532
Retirement Plan Services	43	37	86	74
Life Insurance	150	133	294	263
Group Protection	45	35	74	42
Other Operations	(59)	(37)	(101)	(51)
Excluded realized gain (loss), after-tax	(41)	(34)	(69)	(85)
Gain (loss) on early extinguishment of debt, after-tax	-	-	(19)	-
Benefit ratio unlocking, after-tax	7	26	(3)	71
Net impact from the Tax Cuts and Jobs Act	-	-	(13)	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(35)	-	(39)	-
Net income (loss)	$385	$411	$752	$846

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

	For the Three Months Ended June 30, 2018
		Retirement
		Plan	Life	Group	Other
	Annuities	Services	Insurance	Protection	Operations	Total
Revenue from Contracts with Customers
Fee income	$133	$42	$6	$-	$-	$181
Other revenues	119	5	2	27	-	153
Total revenue from contracts
with customers	$252	$47	$8	$27	$-	$334

Timing of Revenue Recognition
Satisfaction of performance obligation:
Transferred at a point in time	$18	$2	$2	$-	$-	$22
Transferred over time	234	45	6	27	-	312
Total revenue from contracts
with customers	$252	$47	$8	$27	$-	$334

	For the Six Months Ended June 30, 2018
		Retirement
		Plan	Life	Group	Other
	Annuities	Services	Insurance	Protection	Operations	Total
Revenue from Contracts with Customers
Fee income	$266	$84	$11	$-	$-	$361
Other revenues	239	9	5	32	-	285
Total revenue from contracts
with customers	$505	$93	$16	$32	$-	$646

Timing of Revenue Recognition
Satisfaction of performance obligation:
Transferred at a point in time	$36	$3	$4	$-	$-	$43
Transferred over time	469	90	12	32	-	603
Total revenue from contracts
with customers	$505	$93	$16	$32	$-	$646

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

Revenue recognized from contracts with customers included in other revenues primarily relates to our retail sales network and consists of commission revenue for the sale of non-affiliated securities recorded on a trade-date basis and advisory fee income.  Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account values.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2018, compared with December 31, 2017, and the results of operations for the three and six months ended June 30, 2018, compared with the corresponding periods in 2017 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries. On May 1, 2018, we completed our acquisition of Liberty Life.  Beginning on May 1, 2018, the results of operations and financial condition of Liberty Life Assurance Company of Boston (“Liberty Life”), were consolidated with LNC.  Accordingly, all financial information presented herein for the three and six months ended June 30, 2018, includes the accounts of LNC for these periods and the accounts of Liberty Life since May 1, 2018.

The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly report on Form 10-Q filed in 2018; and our current reports on Form 8-K filed in 2018.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2018 Form 10-Q and below.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect:  the cost of, or demand for, our subsidiaries’ products; the required amount of reserves and/or surplus; our ability to conduct business and our captive reinsurance arrangements as well as restrictions on the payment of revenue sharing and 12b‑1 distribution fees; the impact of recently enacted U.S. federal tax reform legislation on our business, earnings and capital; and the effect of the Fifth Circuit Court of Appeal’s decision vacating the Department of Labor’s fiduciary regulation as well as any “best interest” standards of care adopted by the Securities and Exchange Commission (“SEC”) or other state regulators;

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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2017 Form 10-K.  We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below.  As discussed in Note 3, on May 1, 2018, we completed our acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business and individual life and individual and group annuity business in a transaction accounted for under the acquisition method of accounting.  We ceded insurance policies relating to individual life and individual and group annuity business to third-party reinsurers.  The operating results of Liberty Life are included in our Group Protection segment beginning on May 1, 2018.  The acquisition enables us to increase our market share within the group protection marketplace.    For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2018 Form 10-Q and below.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical

Accounting Policies and Estimates – Unlocking” in our 2017 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2017 Form 10-K.  If we had unlocked our RTM assumption as of June 30, 2018, we would have recorded a favorable unlocking of approximately $200 million, pre-tax, for Annuities, approximately $45 million, pre-tax, for Life Insurance and approximately $25 million, pre-tax, for Retirement Plan Services.

Investments

Investment Valuation

The following summarizes our fixed maturity available-for-sale (“AFS”) securities, trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2018:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$698	$78,490	$-	$79,188
Priced by independent broker quotations	-	-	1,093	1,093
Priced by matrices	-	12,188	-	12,188
Priced by other methods (1)	-	-	2,596	2,596
Total	$698	$90,678	$3,689	$95,065

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2017 Form 10-K and Note 15 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, 65% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of June 30, 2018 and 2017.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of June 30, 2018 and 2017, 7% of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2018 and 2017, was $475 million and $474 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Notes 3 and 24 in our 2017 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$275	$251	$542	$532
Retirement Plan Services	43	37	86	74
Life Insurance	150	133	294	263
Group Protection	45	35	74	42
Other Operations	(59)	(37)	(101)	(51)
Excluded realized gain (loss), after-tax	(41)	(34)	(69)	(85)
Gain (loss) on early extinguishment of debt, after-tax	-	-	(19)	-
Benefit ratio unlocking, after-tax	7	26	(3)	71
Net impact from the Tax Cuts and Jobs Act	-	-	(13)	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(35)	-	(39)	-
Net income (loss)	$385	$411	$752	$846

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Deposits
Annuities	$2,983	$1,991	$5,509	$4,008
Retirement Plan Services	2,217	1,978	4,577	4,229
Life Insurance	1,517	1,543	3,051	2,959
Total deposits	$6,717	$5,512	$13,137	$11,196

Net Flows
Annuities (1)	$(126)	$(887)	$(732)	$(1,643)
Retirement Plan Services (1)	499	421	962	562
Life Insurance	1,084	1,101	2,160	2,025
Total net flows (1)	$1,457	$635	$2,390	$944

(1)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of June 30,
	2018	2017
Account Values
Annuities	$136,556	$131,029
Retirement Plan Services	69,183	62,568
Life Insurance	49,814	47,180
Total account values	$255,553	$240,777

Comparison of the Three and Six Months Ended June 30, 2018 to 2017

Net income decreased due primarily to the following:

•	Losses on variable annuity net derivatives results.
•	Acquisition and integration costs incurred as part of our recent acquisition and higher strategic digitization expense.
•	Less favorable investment income on alternative investments and lower prepayment and bond make-whole premiums.
•	No amortization of deferred gain on business sold through reinsurance in 2018 as the gain was fully amortized during the second quarter of 2017.

•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in average account values and business in force.
•	Lower federal income tax expense.
•	The acquisition of Liberty Life effective May 1, 2018

Additionally, when comparing the six months ended June 30, 2018 to 2017, the decrease in net income was also due to the loss on the early extinguishment of debt.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums (1)	$109	$106	$180	$230
Fee income	587	553	1,173	1,086
Net investment income	244	263	493	519
Operating realized gain (loss) (2)	48	45	96	90
Other revenues (3)	118	109	238	213
Total operating revenues	1,106	1,076	2,180	2,138
Operating Expenses
Interest credited	144	145	291	292
Benefits (1)	183	174	329	366
Commissions and other expenses	457	447	925	890
Total operating expenses	784	766	1,545	1,548
Income (loss) from operations before taxes	322	310	635	590
Federal income tax expense (benefit)	47	59	93	58
Income (loss) from operations	$275	$251	$542	$532

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended June 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Cuts and Jobs Act (“Tax Act”).

The increase in income from operations was partially offset by the following:

•

Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments within our surplus portfolio and lower prepayments and bond make-whole premiums.

•	Higher commissions and other expenses due to higher average account values, resulting in higher trail commissions.

Comparison of the Six Months Ended June 30, 2018 to 2017

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to an increase in amortization expense as a result of higher actual gross profits and higher average account values, resulting in higher trail commissions.
•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, less favorable investment income on alternative investments within our surplus portfolio and lower prepayments and bond make-whole premiums.

•	Higher federal income tax expense in 2018 (see “Additional Information” below for more information).

Additional Information

For the six months ended June 30, 2018, the federal income tax expense was primarily impacted by the lower marginal corporate income tax rate and tax law changes to the separate account dividends-received deduction (“DRD”) as a result of the Tax Act and other items.  For the six months ended June 30, 2017, the federal income tax expense was driven by one-time and run-rate adjustments primarily associated with our separate account DRD.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9% for the three and six months ended June 30, 2018 and 2017.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fee Income
Mortality, expense and other assessments	$581	$546	$1,159	$1,072
Surrender charges	8	8	16	17
DFEL:
Deferrals	(10)	(9)	(19)	(19)
Amortization, net of interest	8	8	17	16
Total fee income	$587	$553	$1,173	$1,086

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Variable Account Value Information
Variable annuity deposits (1)	$1,312	$1,167	$2,597	$2,249
Increases (decreases) in variable annuity account values:
Net flows (1)(2)	(1,094)	(1,109)	(2,327)	(2,265)
Change in market value (1)(2)	1,682	3,377	1,508	8,486
Contract holder assessments (1)	(619)	(589)	(1,236)	(1,168)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	771	373	1,517	729
Variable annuity account values (1)	113,802	108,698	113,802	108,698
Average daily variable annuity account values (1)	114,076	107,988	114,869	106,760
Average daily S&P 500 (3)	2,704	2,396	2,718	2,360

(1)	Excludes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.
(3)

We generally use the Standard & Poor’s (“S&P”) 500 index as a benchmark for the performance of our variable account values.  The account values of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 index performance.  See Note 8 for additional information.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions, except spread data) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$204	$210	$410	$422
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	7	11	11	16
Surplus investments (2)	33	42	72	81
Total net investment income	$244	$263	$493	$519

Interest Credited
Amount provided to contract holders	$147	$142	$297	$284
DSI deferrals	(11)	(3)	(23)	(5)
Interest credited before DSI amortization	136	139	274	279
DSI amortization	8	6	17	13
Total interest credited	$144	$145	$291	$292

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	3.84%	3.99%	3.85%	4.03%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.13%	0.20%	0.11%	0.15%
Net investment income yield on reserves	3.97%	4.19%	3.96%	4.18%
Interest rate credited to contract holders	2.23%	2.37%	2.27%	2.40%
Interest rate spread	1.74%	1.82%	1.69%	1.78%

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fixed Account Value Information
Fixed annuity deposits (1)	$1,671	$824	$2,912	$1,759
Increases (decreases) in fixed annuity account values:
Net flows (1)(2)	968	222	1,595	622
Contract holder assessments (1)	(9)	(8)	(17)	(14)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(771)	(373)	(1,517)	(729)
Reinvested interest credited (1)	195	192	293	434
Fixed annuity account values (1)	22,754	22,331	22,754	22,331
Average fixed account values (1)	22,665	22,333	22,663	22,230
Average invested assets on reserves	18,472	18,352	18,471	18,254

(1)	Includes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Commissions and Other Expenses
Commissions:
Deferrable	$119	$84	$224	$167
Non-deferrable	146	138	285	279
General and administrative expenses	99	106	202	206
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	1	1	2	2
Taxes, licenses and fees	7	8	18	19
Total expenses incurred, excluding broker-dealer	372	337	731	673
DAC deferrals	(134)	(98)	(254)	(194)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	238	239	477	479
DAC and VOBA amortization, net of interest	104	99	216	200
Broker-dealer expenses incurred	115	109	232	211
Total commissions and other expenses	$457	$447	$925	$890

DAC Deferrals
As a percentage of sales/deposits	4.5%	4.9%	4.6%	4.8%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Revenues
Fee income	$64	$62	$129	$121
Net investment income	222	224	444	441
Other revenues (1)	6	4	11	9
Total operating revenues	292	290	584	571
Operating Expenses
Interest credited	137	134	274	265
Benefits	-	-	1	1
Commissions and other expenses	104	106	210	207
Total operating expenses	241	240	485	473
Income (loss) from operations before taxes	51	50	99	98
Federal income tax expense (benefit)	8	13	13	24
Income (loss) from operations	$43	$37	$86	$74

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments within our surplus portfolio, lower prepayment and bond make-whole premiums and spread compression due to average new money rates trailing our current portfolio yields.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 10% and 11% for the three and six months ended June 30, 2018, respectively, compared to 10% and 12% for the corresponding periods in 2017.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 24% and 27% as of June 30, 2018 and 2017, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fee Income
Annuity expense assessments	$48	$46	$96	$90
Mutual fund fees	16	16	32	31
Total expense assessments	64	62	128	121
Surrender charges	-	-	1	-
Total fee income	$64	$62	$129	$121

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Flows By Market (1)
Small market	$12	$137	$(67)	$(230)
Mid – large market	730	536	1,564	1,285
Multi-Fund® and other	(243)	(252)	(535)	(493)
Total net flows	$499	$421	$962	$562

(1)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Variable Account Value Information
Variable annuity deposits (1)	$456	$460	$919	$918
Increases (decreases) in variable annuity account values:
Net flows (1)(2)	(90)	(80)	(268)	(634)
Change in market value (1)(2)	396	464	348	1,219
Contract holder assessments (1)	(40)	(38)	(80)	(74)
Variable annuity account values (1)	16,023	14,930	16,023	14,930
Average daily variable annuity account values (1)	16,052	14,797	16,166	14,638
Average daily S&P 500	2,704	2,396	2,718	2,360

(1)	Excludes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Mutual Fund Account Value Information
Mutual fund deposits	$1,367	$961	$2,805	$2,044
Mutual fund net flows	638	371	1,340	890
Mutual fund account values (1)	34,114	29,225	34,114	29,225

(1)	Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions, except spread data) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$199	$195	$400	$389
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	8	10	12
Surplus investments (2)	17	21	34	40
Total net investment income	$222	$224	$444	$441

Interest Credited	$137	$134	$274	$265

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.25%	4.30%	4.27%	4.33%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.12%	0.17%	0.10%	0.13%
Net investment income yield on reserves	4.37%	4.47%	4.37%	4.46%
Interest rate credited to contract holders	2.90%	2.91%	2.90%	2.92%
Interest rate spread	1.47%	1.56%	1.47%	1.54%

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fixed Account Value Information
Fixed annuity deposits (1)	$394	$557	$853	$1,267
Increases (decreases) in fixed annuity account values:
Net flows (1)(2)	(49)	130	(110)	306
Reinvested interest credited (1)	138	133	273	269
Contract holder assessments (1)	(3)	(2)	(5)	(5)
Fixed annuity account values (1)	19,046	18,413	19,046	18,413
Average fixed account values (1)	18,929	18,302	18,860	18,143
Average invested assets on reserves	18,813	18,137	18,755	17,995

(1)	Includes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Commissions and Other Expenses
Commissions:
Deferrable	$2	$2	$3	$6
Non-deferrable	19	17	37	32
General and administrative expenses	79	85	157	162
Taxes, licenses and fees	4	4	10	10
Total expenses incurred	104	108	207	210
DAC deferrals	(6)	(8)	(10)	(15)
Total expenses recognized before amortization	98	100	197	195
DAC and VOBA amortization, net of interest	6	6	13	12
Total commissions and other expenses	$104	$106	$210	$207

DAC Deferrals
As a percentage of annuity sales/deposits	0.7%	0.8%	0.6%	0.7%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums (1)	$205	$199	$401	$384
Fee income	819	778	1,624	1,538
Net investment income	650	672	1,308	1,329
Operating realized gain (loss) (2)	(2)	(3)	(2)	(7)
Other revenues	8	9	9	16
Total operating revenues	1,680	1,655	3,340	3,260
Operating Expenses
Interest credited	351	349	705	698
Benefits	840	807	1,690	1,604
Commissions and other expenses	304	305	588	577
Total operating expenses	1,495	1,461	2,983	2,879
Income (loss) from operations before taxes	185	194	357	381
Federal income tax expense (benefit)	35	61	63	118
Income (loss) from operations	$150	$133	$294	$263

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three and Six Months Ended June 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

The increase in income from operations was partially offset by the following:

•	Higher benefits due to growth in business in force.
•

Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments, spread compression due to average new money rates trailing our current portfolio yields and lower prepayment and bond make-whole premiums.

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

Additional Information

During the second quarter of 2018, mortality was in line relative to our expectations for claims seasonality.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fee Income
Cost of insurance assessments	$521	$493	$1,038	$983
Expense assessments	369	371	744	712
Surrender charges	13	14	23	28
DFEL:
Deferrals	(197)	(187)	(392)	(345)
Amortization, net of interest	113	87	211	160
Total fee income	$819	$778	$1,624	$1,538

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales by Product
UL	$10	$14	$19	$31
MoneyGuard®	57	80	115	139
IUL	14	16	28	34
VUL	46	50	104	86
Term	29	28	54	55
Total individual life sales	156	188	320	345
Executive Benefits	6	9	16	33
Total sales	$162	$197	$336	$378

Net Flows
Deposits	$1,517	$1,543	$3,051	$2,959
Withdrawals and deaths	(433)	(442)	(891)	(934)
Net flows	$1,084	$1,101	$2,160	$2,025

Contract Holder Assessments	$1,197	$1,160	$2,395	$2,281

	As of June 30,
	2018	2017
Account Values
General account	$36,262	$35,720
Separate account	13,552	11,460
Total account values	$49,814	$47,180

In-Force Face Amount
UL and other	$341,663	$337,971
Term insurance	388,475	366,628
Total in-force face amount	$730,138	$704,599

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$593	$581	$1,181	$1,162
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	8	14	15	20
Alternative investments (2)	10	33	32	62
Surplus investments (3)	39	44	80	85
Total net investment income	$650	$672	$1,308	$1,329

Interest Credited	$351	$349	$705	$698

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.98%	5.05%	4.98%	5.08%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.07%	0.12%	0.07%	0.09%
Alternative investments	0.09%	0.32%	0.14%	0.30%
Net investment income yield on reserves	5.14%	5.49%	5.19%	5.47%
Interest rate credited to contract holders	3.80%	3.82%	3.81%	3.83%
Interest rate spread	1.34%	1.67%	1.38%	1.64%

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$43,705	$41,797	$43,458	$41,544
General account values	36,630	36,105	36,588	36,056

Attributable to traditional products:
Invested assets on reserves	4,125	4,384	4,106	4,359

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Benefits
Death claims direct and assumed	$1,071	$1,254	$2,186	$2,421
Death claims ceded	(424)	(608)	(830)	(1,084)
Reserves released on death	(145)	(154)	(311)	(339)
Net death benefits	502	492	1,045	998
Change in secondary guarantee life insurance product
reserves	160	168	325	335
Change in MoneyGuard® reserves	95	76	184	145
Other benefits (1)	83	71	136	126
Total benefits	$840	$807	$1,690	$1,604

Death claims per $1,000 of in-force	2.76	2.81	2.88	2.86

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Commissions and Other Expenses
Commissions	$166	$190	$345	$365
General and administrative expenses	131	146	264	283
Expenses associated with reserve financing	23	23	45	46
Taxes, licenses and fees	44	39	89	78
Total expenses incurred	364	398	743	772
DAC and VOBA deferrals	(193)	(219)	(397)	(418)
Total expenses recognized before amortization	171	179	346	354
DAC and VOBA amortization, net of interest	132	125	240	221
Other intangible amortization	1	1	2	2
Total commissions and other expenses	$304	$305	$588	$577

DAC and VOBA Deferrals
As a percentage of sales	119.1%	111.2%	118.2%	110.6%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2018, to the corresponding periods in 2017, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums	$846	$494	$1,354	$988
Net investment income	63	43	103	87
Other revenues (1)	28	4	33	7
Total operating revenues	937	541	1,490	1,082
Operating Expenses
Interest credited	1	-	2	1
Benefits	617	326	943	676
Commissions and other expenses	262	162	451	341
Total operating expenses	880	488	1,396	1,018
Income (loss) from operations before taxes	57	53	94	64
Federal income tax expense (benefit)	12	18	20	22
Income (loss) from operations	$45	$35	$74	$42

(1)	Consists of revenue from third-parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income (Loss) from Operations by Product Line
Life	$28	$15	$37	$12
Disability	20	20	41	30
Dental	(3)	-	(5)	-
Total non-medical	45	35	73	42
Medical	-	-	1	-
Income (loss) from operations	$45	$35	$74	$42

Comparison of the Three and Six Months Ended June 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	The acquisition of Liberty Life effective May 1, 2018 (see “Additional Information” below for more information).
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher strategic investments to enhance our customer experience and improve efficiency.

Additional Information

Income from operations for the three and six months ended June 30, 2018, includes two months of activity from Liberty Life due to the acquisition closing on May 1, 2018.  The acquisition resulted in increases in all pre-tax line items presented in the table above.  For more information about our acquisition, see Note 24 in our 2017 Form 10-K and Note 3 herein.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Insurance Premiums by Product Line
Life	$307	$206	$510	$412
Disability	464	226	696	451
Dental	75	62	148	125
Total insurance premiums	$846	$494	$1,354	$988

Sales by Product Line
Life	$31	$28	$53	$51
Disability	38	32	59	55
Dental	25	28	37	39
Total sales	$94	$88	$149	$145

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Benefits and Interest Credited by Product Line
Life	$209	$136	$337	$285
Disability	354	147	498	303
Dental	55	43	110	89
Total benefits and interest credited	$618	$326	$945	$677

Loss Ratios by Product Line
Life	68.0%	66.1%	66.1%	69.3%
Disability	76.4%	65.4%	71.6%	67.1%
Dental	73.4%	68.7%	74.0%	71.0%
Total	73.1%	66.1%	69.8%	68.5%

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Commissions and Other Expenses
Commissions	$83	$62	$149	$125
General and administrative expenses	152	86	241	169
Taxes, licenses and fees	24	13	40	27
Total expenses incurred	259	161	430	321
DAC deferrals	(17)	(13)	(30)	(27)
Total expenses recognized before amortization	242	148	400	294
DAC and VOBA amortization, net of interest	19	14	50	47
Other intangible amortization	1	-	1	-
Total commissions and other expenses	$262	$162	$451	$341

DAC Deferrals
As a percentage of insurance premiums	2.0%	2.6%	2.2%	2.7%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums (1)	$5	$2	$8	$5
Net investment income	53	60	117	123
Amortization of deferred gain on
business sold through reinsurance	-	4	-	21
Other revenues	-	1	-	6
Total operating revenues	58	67	125	155
Operating Expenses
Interest credited	14	18	29	36
Benefits	28	27	47	54
Other expenses	7	8	16	18
Interest and debt expense	68	63	136	127
Strategic digitization expense	16	14	31	23
Total operating expenses	133	130	259	258
Income (loss) from operations before taxes	(75)	(63)	(134)	(103)
Federal income tax expense (benefit)	(16)	(26)	(33)	(52)
Income (loss) from operations	$(59)	$(37)	$(101)	$(51)

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three and Six Months Ended June 30, 2018 to 2017

Loss from operations for Other Operations increased due primarily to the following:

•	Less favorable federal income tax benefit due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	No amortization of deferred gain on business sold through reinsurance in 2018 as the gain was fully amortized during the second quarter of 2017.
•	Higher interest and debt expense driven by an increase in the average balance of outstanding debt.
•	Higher strategic digitization expense as part of our strategic digitization initiative.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative expenses:
Legal	$-	$-	$1	$-
Branding	11	12	19	17
Other (1)	2	1	7	11
Total general and administrative expenses	13	13	27	28
Taxes, licenses and fees	(3)	(2)	(5)	(4)
Inter-segment reimbursement associated with reserve
financing and LOC expenses (2)	(3)	(3)	(6)	(6)
Total other expenses	$7	$8	$16	$18

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

For the Three			For the Six
Months Ended			Months Ended
June 30,			June 30,
2018		2017	2018	2017
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$46	$42	$94	$83
Total excluded realized gain (loss)	(53)	(52)	(89)	(132)
Total realized gain (loss), pre-tax	$(7)	$(10)	$5	$(49)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(41)	$(34)	$(69)	$(85)
Benefit ratio unlocking	7	26	(3)	71
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(34)	$(8)	$(72)	$(14)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(10)	$(12)	$(27)	$(20)
Gain (loss) on the mark-to-market on certain instruments	19	(1)	21	5
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(42)	17	(67)	27
GLB NPR component	2	(8)	7	(18)
Total variable annuity net derivatives results	(40)	9	(60)	9
Indexed annuity forward-starting option	(3)	(4)	(6)	(8)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(34)	$(8)	$(72)	$(14)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

Comparison of the Three and Six Months Ended June 30, 2018 to 2017

We had higher realized losses due primarily to the following:

•

Unfavorable variable annuity net derivatives results attributable to unfavorable hedge program performance due to more volatile capital markets, partially offset by favorable GLB non-performance risk (“NPR”) component due to widening of our credit spread.

The higher realized losses were partially offset by gains on the mark-to-market on certain instruments due to an increase in interest rates.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
Variable annuity hedge program assets (liabilities)	$1,094	$1,194	$1,307	$1,526	$1,766

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,288	$1,179	$1,029	$743	$480
NPR	(131)	(135)	(142)	(127)	(97)
Embedded derivative reserves	1,157	1,044	887	616	383
Insurance benefit reserves	(781)	(734)	(665)	(656)	(649)
Total variable annuity reserves – asset (liability)	$376	$310	$222	$(40)	$(266)

10-year credit default swap ("CDS") spread	1.24%	1.19%	1.05%	1.08%	1.30%
NPR factor related to 10-year CDS spread	0.18%	0.18%	0.14%	0.15%	0.18%

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Investments
AFS securities:
Fixed maturity	$93,060	$94,840	83.1%	83.9%
Equity	-	246	0.0%	0.2%
Total AFS securities	93,060	95,086	83.1%	84.1%
Trading securities	1,450	1,620	1.3%	1.4%
Equity securities	112	-	0.1%	0.0%
Mortgage loans on real estate	12,217	10,762	10.9%	9.5%
Real estate	11	11	0.0%	0.0%
Policy loans	2,508	2,399	2.2%	2.1%
Derivative investments	584	915	0.5%	0.8%
Alternative investments	1,572	1,459	1.4%	1.3%
Other investments	493	837	0.5%	0.8%
Total investments	$112,007	$113,089	100.0%	100.0%

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

	As of June 30, 2018
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$12,897	530	$260	$13,167	14.1%
Basic industry	4,971	191	95	5,067	5.5%
Capital goods	6,470	293	126	6,637	7.1%
Communications	4,553	210	114	4,649	5.0%
Consumer cyclical	5,604	214	134	5,684	6.1%
Consumer non-cyclical	13,772	648	340	14,080	15.1%
Energy	6,472	296	135	6,633	7.1%
Technology	3,709	92	51	3,750	4.0%
Transportation	3,065	106	79	3,092	3.3%
Industrial other	1,164	27	26	1,165	1.3%
Utilities	12,956	835	165	13,626	14.7%
Government related entities	2,376	163	48	2,491	2.7%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,658	47	71	1,634	1.8%
Non-agency backed	803	52	(21)	876	0.9%
Mortgage pass through securities ("MPTS"):
Agency backed	856	20	12	864	0.9%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	22	-	-	22	0.0%
Non-agency backed	737	5	17	725	0.8%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	1,107	-	7	1,100	1.2%
Commercial real estate ("CRE")
collateralized debt obligations (“CDOs”)	14	-	(5)	19	0.0%
Credit card	78	17	1	94	0.1%
Equipment receivables	38	-	-	38	0.1%
Home equity	548	21	(13)	582	0.6%
Manufactured housing	16	1	-	17	0.0%
Student loans	39	-	-	39	0.0%
Other	245	5	2	248	0.3%
Municipals:
Taxable	4,394	745	14	5,125	5.5%
Tax-exempt	115	8	-	123	0.1%
Government:
United States	396	29	3	422	0.5%
Foreign	430	41	-	471	0.5%
Hybrid and redeemable preferred securities	578	65	23	620	0.7%
Total AFS securities	90,083	4,661	1,684	93,060	100.0%
Trading Securities (2)	1,304	154	8	1,450
Equity Securities	110	4	2	112
Total AFS, trading and equity securities	$91,497	$4,819	$1,694	$94,622

	As of December 31, 2017
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$12,059	$1,061	$36	$13,084	13.8%
Basic industry	4,855	413	14	5,254	5.5%
Capital goods	6,270	547	24	6,793	7.2%
Communications	4,151	406	21	4,536	4.8%
Consumer cyclical	5,649	444	28	6,065	6.4%
Consumer non-cyclical	13,680	1,242	74	14,848	15.7%
Energy	6,557	535	85	7,007	7.4%
Technology	3,443	218	9	3,652	3.9%
Transportation	2,927	220	7	3,140	3.3%
Industrial other	979	49	7	1,021	1.1%
Utilities	12,786	1,480	22	14,244	15.0%
Government related entities	2,345	247	20	2,572	2.7%
CMOs:
Agency backed	1,598	68	33	1,633	1.7%
Non-agency backed	880	53	(21)	954	1.0%
MPTS:
Agency backed	849	34	5	878	0.9%
CMBS:
Agency backed	22	-	-	22	0.0%
Non-agency backed	568	10	-	578	0.6%
ABS:
CLOs	789	2	2	789	0.8%
CRE CDOs	14	-	(5)	19	0.0%
Credit card	77	21	1	97	0.1%
Equipment receivables	40	-	-	40	0.0%
Home equity	587	22	(21)	630	0.7%
Manufactured housing	17	1	-	18	0.0%
Other	182	7	-	189	0.2%
Municipals:
Taxable	4,009	937	6	4,940	5.2%
Tax-exempt	163	16	-	179	0.2%
Government:
United States	527	41	1	567	0.6%
Foreign	395	56	-	451	0.5%
Hybrid and redeemable preferred securities	575	87	22	640	0.7%
Total fixed maturity AFS securities	86,993	8,217	370	94,840	100.0%
Equity AFS Securities	247	16	17	246
Total AFS securities	87,240	8,233	387	95,086
Trading Securities (2)	1,425	203	8	1,620
Total AFS and trading securities	$88,665	$8,436	$395	$96,706

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.
(2)

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2018			As of December 31, 2017
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$48,107	$50,589	54.4%	$46,455	$51,494	54.3%
2	BBB	38,301	38,911	41.8%	36,703	39,518	41.7%
Total investment grade securities		86,408	89,500	96.2%	83,158	91,012	96.0%

Below Investment Grade Securities
3	BB	2,653	2,614	2.8%	2,785	2,840	3.0%
4	B	901	846	0.9%	768	743	0.8%
5	CCC and lower	112	85	0.1%	271	229	0.2%
6	In or near default	9	15	0.0%	11	16	0.0%
Total below investment grade securities		3,675	3,560	3.8%	3,835	3,828	4.0%
Total fixed maturity AFS securities		$90,083	$93,060	100.0%	$86,993	$94,840	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.1%	3.8%		4.4%	4.0%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.  The average credit quality was A- as of June 30, 2018.

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

As of June 30, 2018, and December 31, 2017, 95% and 88%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on fixed maturity AFS securities as of June 30, 2018, increased by $1.3 billion since December 31, 2017.  As more fully described in Note 1 in our 2017 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of June 30, 2018, does not represent OTTI as: (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

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

As reported on our Consolidated Balance Sheets, we had $113.8 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $104.4 billion as of June 30, 2018.  If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $55.3 billion as of June 30, 2018, rather than selling fixed maturity AFS securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 5 in our 2017 Form 10-K and Note 5 herein for additional discussion.

As of June 30, 2018, and December 31, 2017, the estimated fair value for all private placement securities was $15.2 billion, representing 14% and 13%, respectively, of total invested assets.

Mortgage-Backed Securities (Included in AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2017 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

Our ABS home equity and RMBS had a market value of $4.0 billion and a net unrealized gain of $93 million as of June 30, 2018.

The market value of AFS and trading securities backed by subprime loans was $486 million and represented approximately 1% of our total investment portfolio as of June 30, 2018.  AFS securities represented $480 million, or 99%, and trading securities represented $6 million, or 1%, of the subprime exposure as of June 30, 2018.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2018:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,491	$2,506	$285	$265	$259	$239	$339	$307	$3,374	$3,317
ABS home equity	1	2	57	54	104	97	420	395	582	548
Total by type (2)(3)	$2,492	$2,508	$342	$319	$363	$336	$759	$702	$3,956	$3,865

Rating
AAA	$2,292	$2,306	$8	$8	$-	$-	$17	$16	$2,317	$2,330
AA	190	192	1	1	1	1	14	14	206	208
A	9	9	-	-	7	7	78	76	94	92
BBB	-	-	29	28	30	30	31	30	90	88
BB and below	1	1	304	282	325	298	619	566	1,249	1,147
Total by rating (2)(3)(4)	$2,492	$2,508	$342	$319	$363	$336	$759	$702	$3,956	$3,865

Origination Year
2008 and prior	$542	$502	$342	$319	$362	$335	$759	$702	$2,005	$1,858
2009	204	194	-	-	-	-	-	-	204	194
2010	270	260	-	-	-	-	-	-	270	260
2011	163	162	-	-	-	-	-	-	163	162
2012	47	49	-	-	-	-	-	-	47	49
2013	259	268	-	-	-	-	-	-	259	268
2014	67	67	-	-	-	-	-	-	67	67
2015	143	150	-	-	-	-	-	-	143	150
2016	500	551	-	-	1	1	-	-	501	552
2017	220	228	-	-	-	-	-	-	220	228
2018	77	77	-	-	-	-	-	-	77	77
Total by origination
year (2)(3)	$2,492	$2,508	$342	$319	$363	$336	$759	$702	$3,956	$3,865

Total AFS securities backed by pools of residential mortgages a percentage of total AFS Securities									4.3%	4.3%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									1.6%	1.5%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $279 million and $249 million, respectively.
(2)

Does not include the fair value of trading securities totaling $88 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $88 million in trading securities consisted of $79 million prime, $3 million Alt-A and $6 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $86 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $86 million in trading securities consisted of $78 million prime, $3 million Alt-A and $5 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2018:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$731	$745	$16	$14	$-	$-	$747	$759
CRE CDOs	-	-	-	-	19	14	19	14
Total by type (1)(2)	$731	$745	$16	$14	$19	$14	$766	$773

Rating
AAA	$659	$677	$-	$-	$-	$-	$659	$677
AA	4	4	9	8	-	-	13	12
A	52	51	7	6	3	3	62	60
BBB	-	-	-	-	-	-	-	-
BB and below	16	13	-	-	16	11	32	24
Total by rating (1)(2)(3)	$731	$745	$16	$14	$19	$14	$766	$773

Origination Year
2008 and prior	$37	$31	$14	$12	$19	$14	$70	$57
2010	48	47	2	2	-	-	50	49
2011	11	11	-	-	-	-	11	11
2012	27	27	-	-	-	-	27	27
2013	158	160	-	-	-	-	158	160
2015	10	10	-	-	-	-	10	10
2016	81	87	-	-	-	-	81	87
2017	290	302	-	-	-	-	290	302
2018	69	70	-	-	-	-	69	70
Total by origination year (1)(2)	$731	$745	$16	$14	$19	$14	$766	$773

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.8%	0.9%

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

As of June 30, 2018, the fair value and amortized cost of our AFS exposure to monoline insurers was $376 million and $350 million, respectively.

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of June 30, 2018, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$3,283	8.7%	$3,430	8.7%	$147	8.4%
Food and beverage	2,136	5.7%	2,255	5.7%	119	6.8%
Electric	2,704	7.1%	2,816	7.1%	112	6.4%
Pharmaceuticals	1,704	4.5%	1,796	4.6%	92	5.3%
Chemicals	1,738	4.6%	1,815	4.6%	77	4.4%
Healthcare	1,728	4.6%	1,805	4.6%	77	4.4%
Diversified manufacturing	1,446	3.8%	1,510	3.8%	64	3.7%
Technology	1,874	5.0%	1,925	4.9%	51	2.9%
Media – entertainment	834	2.2%	883	2.3%	49	2.8%
Midstream	959	2.5%	1,001	2.5%	42	2.4%
Transportation services	1,155	3.1%	1,197	3.0%	42	2.4%
Independent	909	2.4%	950	2.4%	41	2.3%
Retailers	753	2.0%	792	2.0%	39	2.2%
MBS	417	1.1%	454	1.1%	37	2.1%
Property and casualty	668	1.8%	703	1.8%	35	2.0%
Railroads	488	1.3%	523	1.3%	35	2.0%
Oil field services	296	0.8%	328	0.8%	32	1.8%
Life	574	1.5%	605	1.5%	31	1.8%
Consumer products	566	1.5%	597	1.5%	31	1.8%
Industries with unrealized losses
less than $30 million	13,525	35.8%	14,122	35.8%	597	34.1%
Total by industry	$37,757	100.0%	$39,507	100.0%	$1,750	100.0%

Total by industry as a percentage
of total AFS securities	40.6%		43.9%		100.0%

As of June 30, 2018, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $96 million and $124 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2018		As of December 31, 2017
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$12,213	100.0%	$10,760	100.0%
Delinquent (1)	2	0.0%	-	0.0%
Foreclosure (2)	2	0.0%	2	0.0%
Total mortgage loans on real estate	$12,217	100.0%	$10,762	100.0%

(1)	As of June 30, 2018, and December 31, 2017, there were 12 and zero mortgage loans on real estate that were delinquent, respectively.
(2)	As of June 30, 2018, and December 31, 2017, there was one mortgage loan on real estate that was in foreclosure.

As of June 30, 2018, and December 31, 2017, there were two and three impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total outstanding principal and interest on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2018, and December 31, 2017, was $5 million and $4 million, respectively.  See Note 1 in our 2017 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	June 30,	December 31,
	2018	2017
By Segment
Annuities	$3,538	$3,244
Retirement Plan Services	3,399	3,141
Life Insurance	3,700	3,628
Group Protection	1,029	332
Other Operations	551	417
Total mortgage loans on real estate	$12,217	$10,762

	As of June 30, 2018			As of June 30, 2018
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$4,016	32.9%	CA	$2,663	21.8%
Office building	3,086	25.3%	TX	1,502	12.3%
Retail	2,357	19.3%	MD	603	4.9%
Industrial	2,128	17.4%	FL	573	4.7%
Other commercial	423	3.5%	OH	520	4.3%
Mixed use	130	1.1%	NY	519	4.2%
Hotel/motel	77	0.5%	TN	485	4.0%
Total	$12,217	100.0%	VA	475	3.9%
Geographic Region			PA	467	3.8%
Pacific	$3,361	27.5%	GA	455	3.7%
South Atlantic	2,757	22.6%	WA	420	3.4%
West South Central	1,597	13.1%	NC	375	3.1%
East North Central	1,368	11.2%	WI	329	2.7%
Middle Atlantic	1,031	8.4%	IL	280	2.3%
Mountain	690	5.6%	AZ	280	2.3%
East South Central	647	5.3%	OR	278	2.3%
West North Central	479	3.9%	MA	256	2.1%
New England	287	2.4%	Other states under 2%	1,737	14.2%
Total	$12,217	100.0%	Total	$12,217	100.0%

	As of June 30, 2018			As of June 30, 2018
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2013 and prior	$3,485	28.5%	2018	$359	2.9%
2014	1,311	10.7%	2019	518	4.2%
2015	1,915	15.6%	2020	490	4.0%
2016	2,079	17.0%	2021	879	7.2%
2017	2,086	17.1%	2022	804	6.6%
2018	1,360	11.1%	2023 and thereafter	9,186	75.1%
Total	$12,236	100.0%	Total	$12,236	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Annuities	$3	$8	$9	$14
Retirement Plan Services	2	4	5	7
Life Insurance	13	40	41	75
Group Protection	2	2	4	5
Other Operations	-	1	2	3
Total (1)	$20	$55	$61	$104

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2018, and December 31, 2017, alternative investments included investments in 238 and 224 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of June 30, 2018, and December 31, 2017, was $8 million and $9 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Investment Income
Fixed maturity AFS securities	$1,045	$1,045	$2,087	$2,083
Equity AFS securities	-	2	-	5
Trading securities	20	23	43	47
Equity securities	-	-	1	-
Mortgage loans on real estate	122	109	236	219
Real estate	-	1	-	1
Policy loans	34	34	67	67
Invested cash	5	3	11	4
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	24	37	42	54
Alternative investments (2)	20	55	61	104
Consent fees	2	1	2	2
Other investments	5	-	8	-
Investment income	1,277	1,310	2,558	2,586
Investment expense	(45)	(48)	(93)	(87
Net investment income	$1,232	$1,262	$2,465	$2,499

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.46%	4.57%	4.48%	4.59%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.09%	0.14%	0.08%	0.10%
Alternative investments	0.08%	0.21%	0.12%	0.20%
Net investment income yield on invested assets	4.63%	4.92%	4.68%	4.89%

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average invested assets at amortized cost	$106,436	$102,556	$105,407	$102,132

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fixed maturity AFS securities: (1)
Gross gains	$1	$3	$16	$11
Gross losses	(12)	(13)	(45)	(25)
Equity AFS securities:
Gross gains	-	-	-	1
Gain (loss) on other investments (2)	4	(2)	6	(5)
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(6)	(6)	(11)	(13)
Total realized gain (loss) related to
certain investments, pre-tax	$(13)	$(18)	$(34)	$(31)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.
(2)	Includes market adjustments on equity securities still held of $2 million for the three and six months ended June 30, 2018.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2018 and 2017, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

We consider economic factors and circumstances within industries and countries where recent write-downs have occurred in our assessment of the position of securities we own of similarly situated issuers.  While it is possible for realized or unrealized losses on a particular investment to affect other investments, our risk management strategy has been designed to identify correlation risks and other risks inherent in managing an investment portfolio.  Once identified, strategies and procedures are developed to effectively monitor and manage these risks.  The areas of risk correlation that we pay particular attention to are risks that may be correlated within specific financial and business markets, risks within specific industries and risks associated with related parties.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(1)	$(4)	$(3)	$(5)
ABS	-	-	-	(1)
RMBS	-	-	-	(1)
State and municipal bonds	-	-	-	(1)
Gross OTTI recognized in net income (loss)	(1)	(4)	(3)	(8)
Associated amortization of DAC,
VOBA, DSI and DFEL	-	-	-	-
Net OTTI recognized in net income
(loss), pre-tax	$(1)	$(4)	$(3)	$(8)

The $3 million of impairments recognized in net income taken during the first six months of 2018 were all credit-related impairments.  The decrease in write-downs for OTTI when comparing the first six months of 2018 to the corresponding period in 2017 was primarily attributable to the stabilization of certain corporate and municipal bond holdings as well as gradual recovery of RMBS and ABS investments.  We recognized less than $1 million of OTTI in OCI for the three and six months ended June 30, 2018 and 2017.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $632 million and $202 million for the six months ended June 30, 2018 and 2017, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$-	$244	$-	$454
First Penn-Pacific	-	20	-	20
Lincoln National Management Corporation	-	-	-	65
Total dividends from subsidiaries	$-	$264	$-	$539

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$30	$29	$61	$80

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$1	$4	$2	$42

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2017 Form 10-K, our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of June 30, 2018, was approximately $2.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019 and $1.9 billion relates to arrangements that will expire by 2031).  For information on the LOCs, see the credit facilities table in Note 12 in our 2017 Form 10-K.  Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.1 billion to finance a portion of the excess reserves as of June 30, 2018; of this amount, $2.0 billion involve exposure to VIEs.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2017 Form 10-K.

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

Details underlying debt and financing activities (in millions) for the six months ended June 30, 2018, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$450	$-	$(450)	$-	$-	$-

Long-Term Debt
Senior notes	$3,687	$1,100	$(287)	$(76)	$(5)	$4,419
Bank borrowing (2)	-	200	-	-	-	200
Capital securities (3)	1,207	-	-	-	-	1,207
Total long-term debt	$4,894	$1,300	$(287)	$(76)	$(5)	$5,826

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums and amortization of debt issuance costs, as applicable.

(2)	We refinanced a $250 million floating rate loan that was scheduled to mature on June 6, 2018, into a $200 million floating rate loan maturing on June 6, 2023.
(3)	To hedge the variability in rates, we have purchased forward starting interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

On February 12, 2018, we completed the issuance and sale of $150 million aggregate principal amount of our 4.00% senior notes due 2023 and $450 million aggregate principal amount of our 4.35% senior notes due 2048.  We used these proceeds to repurchase $200 million of our 7.00% senior notes due 2018 and $287 million of our 8.75% senior notes due 2019.  In addition, on February 12, 2018, we completed the issuance and sale of $500 million aggregate principal amount of our 3.80% senior notes due 2028.  We used these proceeds, together with cash on hand and other arrangements, to fund our recent acquisition as described in Note 3.  As of June 30, 2018, the holding company had available liquidity of $484 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Notes 12 and 24 in our 2017 Form 10-K as updated by Note 9 in our first quarter 2018 Form 10-Q.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of June 30, 2018.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2017 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2017 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2017 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of June 30, 2018, the holding company had a net outstanding receivable (payable) of $125 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of June 30, 2018.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of June 30, 2018, our insurance subsidiaries had investments with a carrying value of $4.2 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  During 2018, our collateral payable for derivative investments decreased due primarily to increasing interest rates that decreased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Dividends to common stockholders	$72	$65	$144	$131
Repurchase of common stock	100	200	100	400
Total cash returned to stockholders	$172	$265	$244	$531

Number of shares repurchased	1.456	3.030	1.456	5.894
Average price per share	$68.71	$68.00	$68.71	$68.90

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Debt service (interest paid)	$69	$64	$141	$126
Capital contribution to subsidiaries	500	-	502	60
Total	$569	$64	$643	$186

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

We made an investment in our Group business through our acquisition of Liberty Life, a subsidiary of LNL, which impacted our liquidity and capital position.  For additional information on our acquisition, see “Introduction – Executive Summary” above and Note 3 herein.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2018 Form 10-Q and below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first quarter 2018 Form 10-Q and below.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk.  As of June 30, 2018, there have been no material changes in our economic exposure to these market risks since December 31, 2017.  For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We acquired Liberty Life Assurance Company of Boston (“Liberty Life”) on May 1, 2018, and have not yet included Liberty Life in our assessment of the effectiveness of our internal control over financial reporting.  Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Liberty Life.  See Note 3 for additional information.

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

In 2016, the Department of Labor (“DOL”) released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued an opinion in the case Chamber of Commerce v. the U.S. Department of Labor vacating the DOL Fiduciary Rule and related applicable exemptions.  The DOL and the Department of Justice did not appeal the Fifth Circuit’s decision to the U.S. Supreme Court, and on June 21, 2018, the Fifth Circuit issued a mandate stating that the original definition of “fiduciary,” including the original five-part test, will apply going forward.

On April 18, 2018, the Securities and Exchange Commission (the “SEC”) proposed “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, which would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer.  The proposed rule includes guidance on what constitutes a “recommendation” and a definition of who would be a “retail customer” in addition to provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations.

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

Finally, the SEC proposed interpretative guidance providing clarity on an investment adviser’s fiduciary obligation under the Advisers Act.  The guidance indicates that investment advisers have a fiduciary duty to their clients that includes both a duty of care and a duty of loyalty and provides additional clarification of an investment adviser’s responsibilities under these fiduciary duties.  Investment advisers and broker-dealers would also need to disclose their registration status with the SEC in certain retail investor communications.  The comment period on the proposals is expected to close on August 7, 2018.

In addition to the SEC proposed rules, the National Association of Insurance Commissioners (“NAIC”) and several states, including Connecticut, Nevada, New Jersey and New York have passed laws or proposed regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients or to meet standards that their advice be in the customer’s best interest.  These recent developments could result in additional requirements related to the sale of our products.

It is uncertain at this point, how the original DOL definition of “fiduciary” will work in conjunction with any final rules adopted by the SEC, the NAIC or any individual state.  While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, what legislation or regulation may be introduced or become law.  Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the Company during the quarter ended June 30, 2018 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
4/1/18 – 4/30/18	-	$-	-	$961

5/1/18 – 5/31/18	1,455,895	68.71	1,455,895	861

6/1/18 – 6/30/18	-	-	-	861

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended June 30, 2018, there were 1,455,895 shares purchased as part of publicly announced plans or programs.

(2)

On November 9, 2017, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of June 30, 2018, our remaining security repurchase authorization was $861 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

(3)	As of the last day of the applicable month.

Item 6.  Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 95, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2018

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
Dated: August 2, 2018