Form 10-Q
period 2018-09-30
LINCOLN NATIONAL CORP
filed 2018-11-02
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, there were 213,604,724 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2018 – $90,808; 2017 – $86,993)	$93,161	$94,840
Equity securities (cost: 2017 – $247)	-	246
Trading securities	1,440	1,620
Equity securities	112	-
Mortgage loans on real estate	12,561	10,762
Real estate	12	11
Policy loans	2,490	2,399
Derivative investments	706	915
Other investments	2,204	2,296
Total investments	112,686	113,089
Cash and invested cash	1,460	1,628
Deferred acquisition costs and value of business acquired	10,014	8,403
Premiums and fees receivable	592	396
Accrued investment income	1,168	1,078
Reinsurance recoverables	18,271	4,907
Funds withheld reinsurance assets	566	593
Goodwill	1,757	1,368
Other assets	9,644	6,082
Separate account assets	147,692	144,219
Total assets	$303,850	$281,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$33,988	$22,887
Other contract holder funds	89,906	80,209
Short-term debt	-	450
Long-term debt	5,804	4,894
Reinsurance related embedded derivatives	20	57
Funds withheld reinsurance liabilities	1,733	1,761
Deferred gain on business sold through reinsurance	1	1
Payables for collateral on investments	4,212	4,417
Other liabilities	5,424	5,546
Separate account liabilities	147,692	144,219
Total liabilities	288,780	264,441

Contingencies and Commitments (See Note 10)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 214,776,806 and 218,090,114 shares
issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	5,619	5,693
Retained earnings	8,615	8,399
Accumulated other comprehensive income (loss)	836	3,230
Total stockholders’ equity	15,070	17,322
Total liabilities and stockholders’ equity	$303,850	$281,763

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Insurance premiums	$1,323	$774	$3,265	$2,382
Fee income	1,550	1,401	4,475	4,148
Net investment income	1,271	1,239	3,736	3,738
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(2)	(9)	(5)	(17)
Portion of loss recognized in other comprehensive income	-	1	-	1
Net other-than-temporary impairment losses on securities
recognized in earnings	(2)	(8)	(5)	(16)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(53)	(48)	(46)	(89)
Total realized gain (loss)	(55)	(56)	(51)	(105)
Amortization of deferred gain on business sold through reinsurance	-	-	1	22
Other revenues	175	153	467	403
Total revenues	4,264	3,511	11,893	10,588
Expenses
Interest credited	652	647	1,952	1,940
Benefits	1,626	1,261	4,646	3,839
Commissions and other expenses	1,367	1,020	3,600	3,068
Interest and debt expense	69	63	228	190
Strategic digitization expense	18	10	49	33
Total expenses	3,732	3,001	10,475	9,070
Income (loss) before taxes	532	510	1,418	1,518
Federal income tax expense (benefit)	42	92	176	254
Net income (loss)	490	418	1,242	1,264
Other comprehensive income (loss), net of tax	(365)	148	(3,036)	1,293
Comprehensive income (loss)	$125	$566	$(1,794)	$2,557

Net Income (Loss) Per Common Share
Basic	$2.27	$1.89	$5.71	$5.66
Diluted	2.24	1.87	5.59	5.58

Cash Dividends Declared Per Common Share	$0.33	$0.29	$0.99	$0.87

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Nine
	Months Ended
	September 30,
	2018	2017

Common Stock
Balance as of beginning-of-year	$5,693	$5,869
Stock compensation/issued for benefit plans	33	75
Retirement of common stock/cancellation of shares	(107)	(227)
Balance as of end-of-period	5,619	5,717

Retained Earnings
Balance as of beginning-of-year	8,399	7,043
Cumulative effect from adoption of new accounting standards	(642)	-
Net income (loss)	1,242	1,264
Retirement of common stock	(168)	(373)
Common stock dividends declared	(216)	(196)
Balance as of end-of-period	8,615	7,738

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,230	1,566
Cumulative effect from adoption of new accounting standards	642	-
Other comprehensive income (loss), net of tax	(3,036)	1,293
Balance as of end-of-period	836	2,859
Total stockholders’ equity as of end-of-period	$15,070	$16,314

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$1,242	$1,264
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	86	38
Trading securities purchases, sales and maturities, net	162	83
Change in premiums and fees receivable	(109)	60
Change in accrued investment income	(66)	(75)
Change in future contract benefits and other contract holder funds	(997)	(1,152)
Change in reinsurance related assets and liabilities	426	80
Change in accrued expenses	73	(21)
Change in federal income tax accruals	86	154
Realized (gain) loss	51	105
Amortization of deferred gain on business sold through reinsurance	(1)	(22)
Other	81	95
Net cash provided by (used in) operating activities	1,034	609

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,816)	(7,465)
Sales of available-for-sale securities and equity securities	2,678	1,104
Maturities of available-for-sale securities	4,714	4,100
Purchase of common stock in acquisition, net of cash acquired	(1,410)	-
Sale of business, net	(12)	-
Purchases of alternative investments	(234)	(228)
Sales and repayments of alternative investments	115	140
Issuance of mortgage loans on real estate	(2,035)	(1,342)
Repayment and maturities of mortgage loans on real estate	842	849
Issuance and repayment of policy loans, net	40	34
Net change in collateral on investments, derivatives and related settlements	22	90
Other	(144)	(66)
Net cash provided by (used in) investing activities	(4,240)	(2,784)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(537)	-
Issuance of long-term debt, net of issuance costs	1,094	-
Payment related to early extinguishment of debt	(23)	-
Proceeds from sales leaseback transaction	51	45
Deposits of fixed account values, including the fixed portion of variable	9,426	7,625
Withdrawals of fixed account values, including the fixed portion of variable	(4,466)	(4,309)
Transfers to and from separate accounts, net	(2,008)	(1,183)
Common stock issued for benefit plans	(7)	38
Repurchase of common stock	(275)	(600)
Dividends paid to common stockholders	(217)	(198)
Net cash provided by (used in) financing activities	3,038	1,418

Net increase (decrease) in cash, invested cash and restricted cash	(168)	(757)
Cash, invested cash and restricted cash as of beginning-of-year	1,628	2,722
Cash, invested cash and restricted cash as of end-of-period	$1,460	$1,965

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

These amendments require a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act (“Tax Act”) of 2017.  The amount of the reclassification is equal to the impact of the change in deferred taxes related to amounts recorded in AOCI resulting from the change in the statutory corporate tax rate from 35% to 21%.  Early adoption is permitted and retrospective application is required.

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

		January 1, 2019	We do not currently expect the adoption of this guidance to have a material impact on our consolidated financial condition and results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and deferred acquisition costs (“DAC”).  Under this ASU insurers will be required to review cash flow assumptions at least annually and update them if necessary.  They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits.  The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value.  The ASU provides various transition methods by topic that entities may elect upon adoption.  Early adoption is permitted.

		January 1, 2021	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

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

We recognized $10 million and $60 million of acquisition-related costs, pre-tax, for the three and nine months ended September 30, 2018, respectively.  These costs are included in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

The acquisition date fair values of certain assets and liabilities, including future contract benefits, intangible assets and related weighted average expected lives, commercial mortgage loans, reinsurance recoverables and deferred income taxes, are provisional and subject to revision within one year of the acquisition date.  Under the terms of the MTA, a final balance sheet will be agreed upon at a later date.  As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.  The following table presents the preliminary fair values (in millions) of the net assets acquired related to the Liberty Group Business as of the acquisition date:

Preliminary
Fair Value
Assets
Investments	$2,493
Mortgage loans on real estate	658
Cash and invested cash	107
Reinsurance recoverables	76
Premiums and fees receivable	83
Accrued investment income	24
Other intangible assets acquired	640
Other assets acquired	142
Separate account assets	99
Total assets acquired	$4,322

Liabilities
Future contract benefits	$2,930
Other contract holder funds	46
Other liabilities acquired	120
Separate account liabilities	99
Total liabilities assumed	$3,195

Net identifiable assets acquired	$1,127
Goodwill	390
Net assets acquired	$1,517

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

Financial Information

Since the acquisition date of May 1, 2018, the revenues and net income of the business acquired have been included in our Consolidated Statements of Comprehensive Income (Loss) in the Group Protection segment and were $929 million and $26 million, respectively.

The following unaudited pro forma condensed consolidated results of operations of the Company assume that the acquisition of Liberty Life was completed on January 1, 2017 (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$4,263	$3,989	$12,632	$12,030

Net income	497	396	1,287	1,201

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

Reinsurance

Pursuant to the reinsurance agreements, we sold the Liberty Life Business to Protective for a ceding commission of $423 million.  Our amounts recoverable from reinsurers increased significantly to $18.3 billion as of September 30, 2018, from $4.9 billion as of December 31, 2017, primarily as a result of this reinsurance transaction.  As such, Protective now represents our largest reinsurance exposure.  As we are not relieved of our liability, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance recoverable from Protective.  To support its obligations under the reinsurance agreements, Protective has established trust accounts for our benefit that fully collateralize the related reinsurance recoverable.  We recorded a deferred tax asset attributed to a tax loss carryforward arising from the reinsurance transaction with Protective.

4.  Variable Interest Entities

Consolidated VIEs

See Note 4 in our 2017 Form 10-K for a detailed discussion of our consolidated variable interest entities (“VIEs”), which information is incorporated herein by reference.

Asset information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2018			As of December 31, 2017
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	587	-	1	573	-
Total assets	1	$587	$-	1	$573	$-

As of September 30, 2018, and December 31, 2017, there were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.7 billion and $1.5 billion as of September 30, 2018, and December 31, 2017, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $25 million and $31 million as of September 30, 2018, and December 31, 2017, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits that were $1 million and $2 million for the nine months ended September 30, 2018 and 2017, respectively, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of September 30, 2018.

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

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of AFS securities (in millions) were as follows:

	As of September 30, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,496	$3,299	$1,724	$(9)	$80,080
Asset-backed securities ("ABS")	934	41	7	(17)	985
U.S. government bonds	392	23	6	-	409
Foreign government bonds	418	41	-	-	459
Residential mortgage-backed securities ("RMBS")	3,267	113	114	(21)	3,287
Commercial mortgage-backed securities ("CMBS")	766	2	23	(3)	748
Collateralized loan obligations ("CLOs")	1,371	-	14	(5)	1,362
State and municipal bonds	4,588	656	26	-	5,218
Hybrid and redeemable preferred securities	576	62	25	-	613
Total AFS securities	$90,808	$4,237	$1,939	$(55)	$93,161

	As of December 31, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$75,701	$6,862	$354	$(7)	$82,216
ABS	903	51	7	(27)	974
U.S. government bonds	527	41	1	-	567
Foreign government bonds	395	56	-	-	451
RMBS	3,327	155	39	(22)	3,465
CMBS	590	10	2	(2)	600
CLOs	803	2	2	(5)	808
State and municipal bonds	4,172	953	6	-	5,119
Hybrid and redeemable preferred securities	575	87	22	-	640
Total fixed maturity securities	86,993	8,217	433	(63)	94,840
Equity AFS securities	247	16	17	-	246
Total AFS securities	$87,240	$8,233	$450	$(63)	$95,086

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2018, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,631	$3,669
Due after one year through five years	17,430	17,509
Due after five years through ten years	17,493	17,440
Due after ten years	45,916	48,161
Subtotal	84,470	86,779
Structured securities (ABS, MBS, CLOs)	6,338	6,382
Total fixed maturity AFS securities	$90,808	$93,161

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$33,196	$1,188	$4,690	$538	$37,886	$1,726
ABS	252	3	129	12	381	15
U.S. government bonds	169	4	18	2	187	6
RMBS	836	43	603	73	1,439	116
CMBS	624	18	57	5	681	23
CLOs	1,062	14	34	-	1,096	14
State and municipal bonds	724	15	75	11	799	26
Hybrid and redeemable
preferred securities	31	2	132	22	163	24
Total AFS securities	$36,894	$1,287	$5,738	$663	$42,632	$1,950

Total number of AFS securities in an unrealized loss position						3,480

	As of December 31, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$4,854	$68	$4,893	$288	$9,747	$356
ABS	62	1	151	15	213	16
U.S. government bonds	156	-	19	1	175	1
RMBS	302	4	641	36	943	40
CMBS	113	-	60	3	173	3
CLOs	281	2	72	-	353	2
State and municipal bonds	34	-	93	6	127	6
Hybrid and redeemable
preferred securities	20	-	126	22	146	22
Total fixed maturity securities	5,822	75	6,055	371	11,877	446
Equity AFS securities	22	14	8	3	30	17
Total AFS securities	$5,844	$89	$6,063	$374	$11,907	$463

Total number of AFS securities in an unrealized loss position						1,128

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$131	$47	$-	20
Six months or greater, but less than nine months	21	16	-	3
Nine months or greater, but less than twelve months	39	16	-	4
Twelve months or greater	123	50	8	29
Total	$314	$129	$8	56

	As of December 31, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$156	$57	$1	26
Six months or greater, but less than nine months	2	1	-	4
Nine months or greater, but less than twelve months	15	8	-	7
Twelve months or greater	215	78	10	49
Total	$388	$144	$11	86

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities increased by $1.5 billion for the nine months ended September 30, 2018.  As discussed further below, we believe the unrealized loss position as of September 30, 2018, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell these fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of September 30, 2018, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2018, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of September 30, 2018, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of September 30, 2018, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance as of beginning-of-period	$375	$390	$378	$430
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	2	8	4	13
Credit losses on securities for which an
OTTI was previously recognized	-	1	1	4
Decreases attributable to:
Securities sold, paid down or matured	(5)	(21)	(11)	(69)
Balance as of end-of-period	$372	$378	$372	$378

During the nine months ended September 30, 2018 and 2017, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 22% and 21% of mortgage loans on real estate as of September 30, 2018, and December 31, 2017, respectively, and Texas which accounted for 12% of mortgage loans on real estate as of September 30, 2018, and December 31, 2017.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	September 30,	December 31,
	2018	2017
Current	$12,578	$10,762
60 to 90 days past due	-	-
Greater than 90 days past due	1	3
Valuation allowance associated with impaired mortgage loans on real estate	(1)	(3)
Unamortized premium (discount)	(17)	-
Total carrying value	$12,561	$10,762

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
Number of impaired mortgage loans on real estate	1	3

Principal balance of impaired mortgage loans on real estate	$4	$11
Valuation allowance associated with impaired mortgage loans on real estate	(1)	(3)
Carrying value of impaired mortgage loans on real estate	$3	$8

The changes in the valuation allowance associated with impaired mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance as of beginning-of-period	$2	$2	$3	$2
Additions	-	-	-	-
Charge-offs, net of recoveries	(1)	-	(2)	-
Balance as of end-of-period	$1	$2	$1	$2

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average carrying value for impaired mortgage loans on real estate	$5	$5	$6	$5
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

As described in Note 1 in our 2017 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of September 30, 2018			As of December 31, 2017
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$11,297	89.9%	2.30	$9,642	89.6%	2.26
65% to 74%	1,187	9.5%	1.79	1,000	9.3%	1.94
75% to 100%	74	0.6%	0.95	112	1.0%	0.97
Greater than 100%	3	0.0%	0.21	8	0.1%	0.82
Total mortgage loans on real estate	$12,561	100.0%		$10,762	100.0%

Alternative Investments

As of September 30, 2018, and December 31, 2017, alternative investments included investments in 239 and 224 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fixed maturity AFS securities: (1)
Gross gains	$14	$7	$30	$19
Gross losses	(21)	(22)	(65)	(47)
Equity AFS securities:
Gross gains	-	1	-	2
Gain (loss) on other investments (2)	1	-	6	(6)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(5)	(16)	(17)
Total realized gain (loss) related to certain investments, pre-tax	$(11)	$(19)	$(45)	$(49)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.
(2)	Includes market adjustments on equity securities still held of less than $1 million and $2 million for the three and nine months ended September 30, 2018, respectively.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(8)	$(4)	$(13)
ABS	-	(1)	-	(2)
RMBS	-	-	(1)	(1)
State and municipal bonds	-	-	-	(1)
Gross OTTI recognized in net income (loss)	(2)	(9)	(5)	(17)
Associated amortization of DAC, VOBA, DSI and DFEL	-	1	-	1
Net OTTI recognized in net income (loss), pre-tax	$(2)	$(8)	$(5)	$(16)

We recognized less than $1 million of OTTI in OCI for the three and nine months ended September 30, 2018.  We recognized $1 million of OTTI in OCI for the three and nine months ended September 30, 2017.

Determination of Credit Losses on Corporate Bonds and ABS

As of September 30, 2018, and December 31, 2017, we reviewed our corporate bond and ABS portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2018, and December 31, 2017,  96% of the fair value of our corporate bond portfolio was rated investment grade.  As of September 30, 2018, and December 31, 2017, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.2 billion and $3.5 billion, respectively, and a fair value of $3.1 billion and $3.5 billion, respectively.  As of September 30, 2018, and December 31, 2017, 98% of the fair value of our ABS portfolio was rated investment grade.  As of September 30, 2018, and December 31, 2017, the portion of our ABS portfolio rated below investment grade had an amortized cost of $46 million and a fair value of $43 million.  Based upon the analysis discussed above, we believe as of September 30, 2018, and December 31, 2017, that we would recover the amortized cost of each investment grade corporate bond and ABS security.

Determination of Credit Losses on MBS

As of September 30, 2018, and December 31, 2017, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of September 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$366	$366	$765	$765
Securities pledged under securities lending agreements (2)	117	113	222	213
Securities pledged under repurchase agreements (3)	149	185	530	588
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,580	5,413	2,900	4,235
Total payables for collateral on investments	$4,212	$6,077	$4,417	$5,801

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

(3)

Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  We generally obtain collateral in an amount between 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary.  The cash received in our repurchase program is typically invested in fixed maturity AFS securities.

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2018	2017
Collateral payable for derivative investments	$(399)	$41
Securities pledged under securities lending agreements	(105)	(16)
Securities pledged under repurchase agreements	(381)	(2)
Investments pledged for FHLBI	680	(50)
Total increase (decrease) in payables for collateral on investments	$(205)	$(27)

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$-	$149	$149
Total	-	-	-	149	149
Securities Lending
Corporate bonds	117	-	-	-	117
Total	117	-	-	-	117
Total gross secured borrowings	$117	$-	$-	$149	$266

	As of December 31, 2017
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$280	$150	$530
Total	-	100	280	150	530
Securities Lending
Corporate bonds	222	-	-	-	222
Total	222	-	-	-	222
Total gross secured borrowings	$222	$100	$280	$150	$752

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements, which we are permitted to sell or re-pledge.  As of September 30, 2018, the fair value of all collateral received that we are permitted to sell or re-pledge was $528 million.  As of September 30, 2018, we have re-pledged $502 million of this collateral to cover initial margin on certain derivative investments.

Investment Commitments

As of September 30, 2018, our investment commitments were $1.5 billion, which included $815 million of LPs, $379 million of mortgage loans on real estate and $334 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2018, and December 31, 2017, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.4 billion and $1.3 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.2 billion and $1.0 billion, respectively, or 1% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2018,  our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and the financial services industry with a fair value of $14.5 billion and $13.7 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio.  As of December 31, 2017, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and the utilities industry with a fair value of $15.0 billion and $14.3 billion, respectively, or 13% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2018			As of December 31, 2017
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,827	$121	$42	$3,007	$46	$84
Foreign currency contracts (1)	2,085	104	71	1,804	79	79
Total cash flow hedges	4,912	225	113	4,811	125	163
Fair value hedges:
Interest rate contracts (1)	1,268	30	112	1,438	254	174
Non-Qualifying Hedges
Interest rate contracts (1)	90,138	318	233	72,937	657	127
Foreign currency contracts (1)	87	-	-	22	-	-
Equity market contracts (1)	24,967	534	140	31,090	562	557
Credit contracts (1)	-	-	-	52	-	-
Embedded derivatives:
Guaranteed living benefit ("GLB")
direct (2)	-	1,648	-	-	903	-
GLB ceded (2) (3)	-	35	193	-	51	67
Reinsurance related (4)	-	-	20	-	-	57
Indexed annuity and IUL contracts (2) (5)	-	44	1,571	-	11	1,418
Total derivative instruments	$121,372	$2,834	$2,382	$110,350	$2,563	$2,563

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2018
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$10,907	$14,802	$47,193	$20,118	$1,213	$94,233
Foreign currency contracts (2)	141	256	635	1,130	10	2,172
Equity market contracts	18,103	3,615	115	14	3,120	24,967
Total derivative instruments
with notional amounts	$29,151	$18,673	$47,943	$21,262	$4,343	$121,372

(1)	As of September 30, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of September 30, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2018	2017
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(29)	$49
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	(6)	-
Cash flow hedges:
Interest rate contracts	117	(15)
Foreign currency contracts	(19)	46
Change in foreign currency exchange rate adjustment	69	(119)
Change in DAC, VOBA, DSI and DFEL	8	(3)
Income tax benefit (expense)	(37)	32
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	3	3
Interest rate contracts (2)	(6)	(13)
Foreign currency contracts (1)	18	12
Foreign currency contracts (3)	-	5
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(3)	(2)
Balance as of end-of-period	$92	$(14)

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$2	$3	$3
Interest rate contracts (2)	(4)	(5)	(6)	(13)
Foreign currency contracts (1)	7	4	18	12
Foreign currency contracts (3)	-	-	-	5
Total cash flow hedges	4	1	15	7
Fair value hedges:
Interest rate contracts (1)	(2)	(5)	(11)	(18)
Interest rate contracts (2)	5	6	11	21
Interest rate contracts (3)	17	2	64	2
Total fair value hedges	20	3	64	5
Non-Qualifying Hedges
Interest rate contracts (3)	(167)	18	(577)	161
Foreign currency contracts (3)	-	1	2	1
Equity market contracts (3)	(199)	(347)	(280)	(1,163)
Equity market contracts (4)	10	6	11	21
Embedded derivatives:		-		-
GLB (3)	333	233	603	784
Reinsurance related (3)	5	3	37	3
Indexed annuity and IUL contracts (3)	(164)	(46)	(175)	(230)
Total derivative instruments	$(158)	$(128)	$(300)	$(411)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Offset to net investment income	$8	$6	$21	$15
Offset to realized gain (loss)	-	-	-	5
Offset to interest and debt expense	(4)	(5)	(6)	(13)

As of September 30, 2018,  $29 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2018 and 2017, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

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

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of September 30, 2018, the NPR adjustment was zero.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of September 30, 2018,  and December 31, 2017, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2018		As of December 31, 2017
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$36	$(22)	$116	$(1)
A+	177	(111)	242	(453)
A	40	(1)	170	(120)
A-	113	-	237	(3)
BBB+	-	-	-	(4)
	$366	$(134)	$765	$(581)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of September 30, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$957	$1,727	$2,684
Gross amounts offset	(251)	-	(251)
Net amount of assets	706	1,727	2,433
Gross amounts not offset:
Cash collateral	(366)	-	(366)
Non-cash collateral	(80)	-	(80)
Net amount	$260	$1,727	$1,987

Financial Liabilities
Gross amount of recognized liabilities	$879	$1,784	$2,663
Gross amounts offset	(149)	-	(149)
Net amount of liabilities	730	1,784	2,514
Gross amounts not offset:
Cash collateral	(134)	-	(134)
Non-cash collateral	(420)	-	(420)
Net amount	$176	$1,784	$1,960

	As of December 31, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,301	$965	$2,266
Gross amounts offset	(386)	-	(386)
Net amount of assets	915	965	1,880
Gross amounts not offset:
Cash collateral	(765)	-	(765)
Net amount	$150	$965	$1,115

Financial Liabilities
Gross amount of recognized liabilities	$955	$1,542	$2,497
Gross amounts offset	(296)	-	(296)
Net amount of liabilities	659	1,542	2,201
Gross amounts not offset:
Cash collateral	(581)	-	(581)
Net amount	$78	$1,542	$1,620

7.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 8% and 12% for the three and nine months ended September 30, 2018, respectively, compared to 18% and 17% for the corresponding periods in 2017.  The effective tax rate on pre-tax income was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rates of 21% and 35% for the three and nine months ended September 30, 2018 and 2017, respectively, were the result of the separate account dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items.  The current quarter also includes a tax benefit to net income from the impact of the reduced corporate tax rate under the Tax Act on our adoption of a recent Internal Revenue Service pronouncement related to variable annuity contracts.

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

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2018 (1)	2017 (1)
Return of Net Deposits
Total account value	$98,623	$96,941
Net amount at risk (2)	93	81
Average attained age of contract holders	64 years	64 years

Minimum Return
Total account value	$103	$108
Net amount at risk (2)	16	18
Average attained age of contract holders	76 years	76 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,308	$26,596
Net amount at risk (2)	438	417
Average attained age of contract holders	71 years	70 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Nine
	Months Ended
	September 30,
	2018	2017
Balance as of beginning-of-year	$100	$110
Changes in reserves	18	4
Benefits paid	(11)	(14)
Balance as of end-of-period	$107	$100

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
Asset Type
Domestic equity	$61,732	$59,647
International equity	20,598	20,837
Fixed income	40,529	40,626
Total	$122,859	$121,110
Percent of total variable annuity
separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of September 30, 2018, and December 31, 2017.  UL and VUL products with secondary guarantees represented 38% and 34% of total sales for the three and nine months ended September 30, 2018, respectively, compared to 26% and 27% for the corresponding periods in 2017.

9.  Liability for Unpaid Claims

Changes in the liability for unpaid claims (in millions), were as follows:

	For the Nine
	Months Ended
	September 30,
	2018	2017
Balance as of beginning-of-year	$2,222	$2,242
Reinsurance recoverable	57	69
Net balance as of beginning-of-year	2,165	2,173

Business acquired (1)	2,842	-

Incurred related to:
Current year	1,640	909
Prior years
Interest	85	53
All other incurred	(159)	(85)
Total incurred	1,566	877

Paid related to:
Current year	(663)	(458)
Prior years	(796)	(440)
Total paid	(1,459)	(898)

Net balance as of end-of-period	5,114	2,152
Reinsurance recoverable	141	57
Balance as of end-of-period	$5,255	$2,209

(1)	Represents Liberty group life and disability reserves, net, as of May 1, 2018, subject to finalization of acquisition date fair values. See Note 3 for additional information.

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

A reconciliation of future contract benefits as reported in our Consolidated Balance Sheets to the liability for unpaid claims (in millions), was as follows:

	As of September 30,
	2018	2017
Future contract benefits	$33,988	$22,547

Less:
Life and annuity reserves and claims due	27,193	18,698
Accident and health active life reserves	1,540	1,640
Liability for unpaid claims	$5,255	$2,209

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2018.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of September 30, 2018, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

See Note 13 in our 2017 Form 10-K and Note 10 in our Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018, for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

11.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common Stock
Balance as of beginning-of-period	217,294,051	222,237,262	218,090,114	226,335,105
Stock issued for exercise of warrants	97,076	2,464	119,942	337,394
Stock compensation/issued for benefit plans	38,642	139,179	675,608	1,600,465
Retirement/cancellation of shares	(2,652,963)	(2,834,287)	(4,108,858)	(8,728,346)
Balance as of end-of-period	214,776,806	219,544,618	214,776,806	219,544,618

Common Stock as of End-of-Period
Basic basis	214,776,806	219,544,618	214,776,806	219,544,618
Diluted basis	217,390,897	222,701,021	217,390,897	222,701,021

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted-average shares, as used in basic calculation	215,901,268	220,813,693	217,413,480	223,311,993
Shares to cover exercise of outstanding warrants	579,882	668,103	620,580	795,312
Shares to cover non-vested stock	1,467,953	1,614,405	1,512,297	1,572,250
Average stock options outstanding during the period	1,700,026	2,275,826	1,807,340	2,432,171
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(86,040)	(94,338)	(86,335)	(116,577)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,082,651)	(1,361,094)	(1,090,868)	(1,481,524)
Shares repurchasable from measured but
unrecognized stock option expense	(11,209)	(44,579)	(17,381)	(60,539)
Average deferred compensation shares	-	-	936,355	926,612
Weighted-average shares, as used in diluted calculation	218,469,229	223,872,016	221,095,468	227,379,698

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the nine months ended September 30, 2018 and 2017, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $6 million and $(5) million for the nine months ended September 30, 2018 and 2017, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2018	2017
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,486	$1,784
Cumulative effect from adoption of new accounting standards	674	-
Unrealized holding gains (losses) arising during the period	(5,520)	2,385
Change in foreign currency exchange rate adjustment	(68)	112
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,538	(468)
Income tax benefit (expense)	858	(717)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(35)	(26)
Associated amortization of DAC, VOBA, DSI and DFEL	(15)	(16)
Income tax benefit (expense)	11	15
Balance as of end-of-period	$1,007	$3,123
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$44	$25
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	9	-
Gross OTTI recognized in OCI during the period	-	(1)
Change in DAC, VOBA, DSI and DFEL	-	-
Income tax benefit (expense)	-	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	(8)	29
Change in DAC, VOBA, DSI and DFEL	(10)	(5)
Income tax benefit (expense)	4	(8)
Balance as of end-of-period	$39	$40
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(29)	$49
Cumulative effect from adoption of new accounting standard	(6)	-
Unrealized holding gains (losses) arising during the period	98	31
Change in foreign currency exchange rate adjustment	69	(119)
Change in DAC, VOBA, DSI and DFEL	8	(3)
Income tax benefit (expense)	(37)	32
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	15	7
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(3)	(2)
Balance as of end-of-period	$92	$(14)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(14)	$(27)
Foreign currency translation adjustment arising during the period	(6)	11
Balance as of end-of-period	$(20)	$(16)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(257)	$(265)
Cumulative effect from adoption of new accounting standard	(35)	-
Adjustment arising during the period	10	(9)
Balance as of end-of-period	$(282)	$(274)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2018	2017
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(35)	$(26)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(15)	(16)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(50)	(42)	operations before taxes
Income tax benefit (expense)	11	15	Federal income tax expense (benefit)
Reclassification, net of income tax	$(39)	$(27)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$(1)	$6	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	(1)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(1)	5	operations before taxes
Income tax benefit (expense)	-	(2)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(1)	$3	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$3	$3	Net investment income
Interest rate contracts	(6)	(13)	Interest and debt expense
Foreign currency contracts	18	12	Net investment income
Foreign currency contracts	-	5	Total realized gain (loss)
Total gross reclassifications	15	7
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	14	6	operations before taxes
Income tax benefit (expense)	(3)	(2)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$11	$4	Net income (loss)

12.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total realized gain (loss) related to certain investments (1)	$(11)	$(19)	$(45)	$(49)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(10)	(2)	14	3
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(7)	-	(14)	(17)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)	(2)	(1)
Variable annuity net derivatives results: (4)
Gross gain (loss)	(32)	(41)	(10)	(45)
Associated amortization of DAC, VOBA, DSI and DFEL	7	7	6	4
Total realized gain (loss)	$(55)	$(56)	$(51)	$(105)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2018	2018
10-year LNC stock options	-	481,404
Performance shares	-	156,676
RSUs	1,202	695,471
Non-employee:
SARs	-	14,692
Agent stock options	-	32,400
Director DSUs	7,184	21,682

14.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$93,161	$93,161	$94,840	$94,840
Equity securities	-	-	246	246
Trading securities	1,440	1,440	1,620	1,620
Equity securities	112	112	-	-
Mortgage loans on real estate	12,561	12,239	10,762	10,877
Derivative investments (1)	706	706	915	915
Other investments	2,204	2,204	2,296	2,296
Cash and invested cash	1,460	1,460	1,628	1,628
Other assets:
GLB direct embedded derivatives	1,648	1,648	903	903
GLB ceded embedded derivatives	35	35	51	51
Indexed annuity ceded embedded derivatives	44	44	11	11
Separate account assets	147,692	147,692	144,219	144,219

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,571)	(1,571)	(1,418)	(1,418)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(562)	(562)	(592)	(592)
Account values of certain investment contracts	(33,684)	(34,577)	(32,370)	(36,200)
Short-term debt	-	-	(450)	(452)
Long-term debt	(5,804)	(5,795)	(4,894)	(5,042)
Reinsurance related embedded derivatives	(20)	(20)	(57)	(57)
Other liabilities:
Derivative liabilities (1)	(197)	(197)	(338)	(338)
GLB ceded embedded derivatives	(193)	(193)	(67)	(67)

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of September 30, 2018, and December 31, 2017, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2018, or December 31, 2017, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in “Summary of Significant Accounting Policies” in Note 1 of our 2017 Form 10-K:

	As of September 30, 2018
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,871	$3,209	$80,080
ABS	-	954	31	985
U.S. government bonds	391	18	-	409
Foreign government bonds	-	351	108	459
RMBS	-	3,280	7	3,287
CMBS	-	725	23	748
CLOs	-	1,311	51	1,362
State and municipal bonds	-	5,218	-	5,218
Hybrid and redeemable preferred securities	74	462	77	613
Trading securities	43	1,379	18	1,440
Equity securities	28	58	26	112
Derivative investments (1)	-	572	535	1,107
Other investments	149	-	-	149
Cash and invested cash	-	1,460	-	1,460
Other assets:
GLB direct embedded derivatives	-	-	1,648	1,648
GLB ceded embedded derivatives	-	-	35	35
Indexed annuity ceded embedded derivatives	-	-	44	44
Separate account assets	764	146,894	-	147,658
Total assets	$1,449	$239,553	$5,812	$246,814

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,571)	$(1,571)
Reinsurance related embedded derivatives	-	(20)	-	(20)
Other liabilities:
Derivative liabilities (1)	-	(417)	(181)	(598)
GLB ceded embedded derivatives	-	-	(193)	(193)
Total liabilities	$-	$(437)	$(1,945)	$(2,382)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended September 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,181	$1	$(30)	$88	$(31)	$3,209
ABS	31	-	-	-	-	31
Foreign government bonds	108	-	-	-	-	108
RMBS	-	-	-	7	-	7
CMBS	5	-	-	18	-	23
CLOs	145	-	-	17	(111)	51
Hybrid and redeemable
preferred securities	78	-	(1)	-	-	77
Trading securities	22	-	-	2	(6)	18
Equity securities	26	-	-	-	-	26
Derivative investments	93	(115)	(55)	431	-	354
Other assets: (6)
GLB direct embedded derivatives	1,248	400	-	-	-	1,648
GLB ceded embedded derivatives	41	(6)	-	-	-	35
Indexed annuity ceded embedded derivatives	29	4	-	11	-	44
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,400)	(164)	-	(7)	-	(1,571)
Other liabilities – GLB ceded embedded
derivatives (6)	(131)	(62)	-	-	-	(193)
Total, net	$3,476	$58	$(86)	$567	$(148)	$3,867

	For the Three Months Ended September 30, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$2,517	$4	$35	$(35)	$59	$2,580
ABS	43	-	(1)	-	(15)	27
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	109	-	1	-	-	110
RMBS	7	-	-	6	-	13
CMBS	21	-	-	(1)	(14)	6
CLOs	28	-	-	15	(28)	15
Hybrid and redeemable
preferred securities	82	-	3	-	(9)	76
Equity AFS securities	183	-	(1)	9	(1)	190
Trading securities	59	-	-	(10)	1	50
Derivative investments	155	(13)	9	(85)	-	66
Other assets: (6)
GLB direct embedded derivatives	298	272	-	-	-	570
GLB ceded embedded derivatives	85	(32)	-	-	-	53
Indexed annuity ceded embedded derivatives	-	-	-	3	-	3
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,268)	(47)	-	(3)	-	(1,318)
Other liabilities – GLB ceded embedded
derivatives (6)	-	(7)	-	-	-	(7)
Total, net	$2,324	$177	$46	$(101)	$(7)	$2,439

	For the Nine Months Ended September 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,091	$7	$(137)	$319	$(71)	$3,209
ABS	27	-	(1)	5	-	31
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	7	(12)	7
CMBS	6	1	-	37	(21)	23
CLOs	91	-	-	164	(204)	51
Hybrid and redeemable
preferred securities	76	-	1	-	-	77
Equity AFS securities	162	-	-	-	(162)	-
Trading securities	49	(5)	-	(20)	(6)	18
Equity securities	-	-	-	-	26	26
Derivative investments	30	106	(113)	331	-	354
Other assets: (6)
GLB direct embedded derivatives	903	745	-	-	-	1,648
GLB ceded embedded derivatives	51	(16)	-	-	-	35
Indexed annuity ceded embedded derivatives	11	4	-	29	-	44
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	(175)	-	22	-	(1,571)
Other liabilities – GLB ceded embedded
derivatives (6)	(67)	(126)	-	-	-	(193)
Total, net	$3,139	$541	$(252)	$889	$(450)	$3,867

	For the Nine Months Ended September 30, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$2,405	$15	$153	$(182)	$189	$2,580
ABS	33	-	-	-	(6)	27
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	10	-	13
CMBS	7	-	1	54	(56)	6
CLOs	68	-	-	33	(86)	15
State and municipal bonds	-	(1)	-	-	1	-
Hybrid and redeemable
preferred securities	76	-	14	-	(14)	76
Equity AFS securities	177	1	(2)	15	(1)	190
Trading securities	65	2	8	(26)	1	50
Derivative investments	(93)	(25)	97	87	-	66
Other assets: (6)
GLB direct embedded derivatives	-	570	-	-	-	570
GLB ceded embedded derivatives	203	(150)	-	-	-	53
Indexed annuity ceded embedded derivatives	-	-	-	3	-	3
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,139)	(230)	-	51	-	(1,318)
Other liabilities: (6)
GLB direct embedded derivatives	(371)	371	-	-	-	-
GLB ceded embedded derivatives	-	(7)	-	-	-	(7)
Total, net	$1,545	$546	$270	$45	$33	$2,439

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
(2)	Net issuances, sales, maturities, settlements, calls, net include financial instruments acquired from Liberty Life as follows: corporate bonds of $67 million and ABS of $17 million.
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$162	$-	$(1)	$(65)	$(8)	$88
RMBS	7	-	-	-	-	7
CMBS	18	-	-	-	-	18
CLOs	17	-	-	-	-	17
Trading securities	2	-	-	-	-	2
Derivative investments	96	455	(120)	-	-	431
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(83)	-	-	76	-	(7)
Total, net	$230	$455	$(121)	$11	$(8)	$567

	For the Three Months Ended September 30, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$167	$(114)	$(19)	$(43)	$(26)	$(35)
RMBS	6	-	-	-	-	6
CMBS	-	-	-	(1)	-	(1)
CLOs	15	-	-	-	-	15
Equity AFS securities	10	(1)	-	-	-	9
Trading securities	-	(10)	-	-	-	(10)
Derivative investments	50	(23)	(112)	-	-	(85)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	-	-	3
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(14)	-	-	11	-	(3)
Total, net	$237	$(148)	$(131)	$(33)	$(26)	$(101)

	For the Nine Months Ended September 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$785	$(156)	$(3)	$(238)	$(69)	$319
ABS	22	(17)	-	-	-	5
U.S. government bonds	-	(5)	-	-	-	(5)
RMBS	7	-	-	-	-	7
CMBS	39	-	-	(2)	-	37
CLOs	164	-	-	-	-	164
Trading securities	4	(24)	-	-	-	(20)
Equity securities	1	(1)	-	-	-	-
Derivative investments	225	460	(354)	-	-	331
Other assets – indexed annuity ceded
embedded derivatives	29	-	-	-	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(158)	-	-	180	-	22
Total, net	$1,118	$257	$(357)	$(60)	$(69)	$889

	For the Nine Months Ended September 30, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$367	$(179)	$(66)	$(170)	$(134)	$(182)
RMBS	10	-	-	-	-	10
CMBS	55	-	-	(1)	-	54
CLOs	33	-	-	-	-	33
Equity AFS securities	18	(3)	-	-	-	15
Trading securities	2	(27)	-	(1)	-	(26)
Derivative investments	145	243	(301)	-	-	87
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	-	-	3
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(45)	-	-	96	-	51
Total, net	$588	$34	$(367)	$(76)	$(134)	$45

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Derivative investments	$(1)	$(83)	$105	$(159)
Embedded derivatives:
Indexed annuity and IUL contracts	(11)	2	(18)	(13)
GLB	576	428	1,264	1,352
Total, net (1)	$564	$347	$1,351	$1,180

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2018			September 30, 2017
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$11	$(42)	$(31)	$116	$(57)	$59
ABS	-	-	-	-	(15)	(15)
CMBS	-	-	-	-	(14)	(14)
CLOs	-	(111)	(111)	-	(28)	(28)
Hybrid and redeemable preferred
securities	-	-	-	-	(9)	(9)
Equity AFS securities	-	-	-	-	(1)	(1)
Trading securities	-	(6)	(6)	1	-	1
Total, net	$11	$(159)	$(148)	$117	$(124)	$(7)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2018			September 30, 2017
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$54	$(125)	$(71)	$277	$(88)	$189
ABS	-	-	-	15	(21)	(6)
U.S. government bonds	-	-	-	5	-	5
RMBS	-	(12)	(12)	-	-	-
CMBS	-	(21)	(21)	3	(59)	(56)
CLOs	-	(204)	(204)	30	(116)	(86)
State and municipal bonds	-	-	-	2	(1)	1
Hybrid and redeemable preferred
securities	-	-	-	-	(14)	(14)
Equity AFS securities	-	(162)	(162)	-	(1)	(1)
Trading securities	-	(6)	(6)	4	(3)	1
Equity securities	26	-	26	-	-	-
Total, net	$80	$(530)	$(450)	$336	$(303)	$33

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three and nine months ended September 30, 2018 and 2017, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  In 2018, transfers into or out of Level 3 also include FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three and nine months ended September 30, 2018 and 2017, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2018:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,445	Discounted cash flow	Liquidity/duration adjustment (1)	0.5%	-	24.8%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	78	Discounted cash flow	Liquidity/duration adjustment (1)	1.1%	-	2.8%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.8%	-	1.8%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.1%
Other assets:
GLB direct and ceded
embedded derivatives	1,683	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.32%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	44	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,571)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(193)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.32%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

15.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  As discussed in Note 3, we completed the acquisition of Liberty Life during the second quarter of 2018.  Related results are included within the Group Protection segment.    We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 21 of our 2017 Form 10-K for a brief description of these segments and Other Operations.

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

Segment information (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Operating revenues:
Annuities	$1,118	$1,073	$3,297	$3,211
Retirement Plan Services	294	291	878	863
Life Insurance	1,766	1,614	5,106	4,874
Group Protection	1,128	564	2,618	1,646
Other Operations	56	65	182	220
Excluded realized gain (loss), pre-tax	(98)	(97)	(188)	(229)
Amortization of deferred gain arising from reserve changes
on business sold through reinsurance, pre-tax	-	-	-	1
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	1	-	2
Total revenues	$4,264	$3,511	$11,893	$10,588

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$302	$277	$844	$809
Retirement Plan Services	40	35	125	109
Life Insurance	176	121	470	384
Group Protection	63	41	137	83
Other Operations	(71)	(20)	(171)	(71)
Excluded realized gain (loss), after-tax	(77)	(63)	(149)	(149)
Gain (loss) on early extinguishment of debt, after-tax	-	(3)	(18)	(3)
Income (loss) from reserve changes (net of related amortization)
on business sold through reinsurance, after-tax	-	-	-	1
Benefit ratio unlocking, after-tax	33	30	32	101
Net impact from the Tax Cuts and Jobs Act	32	-	19	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(8)	-	(47)	-
Net income (loss)	$490	$418	$1,242	$1,264

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

	For the Three Months Ended September 30, 2018
		Retirement
		Plan	Life	Group	Other
	Annuities	Services	Insurance	Protection	Operations	Total
Revenue from Contracts with Customers
Fee income	$137	$42	$6	$-	$-	$185
Other revenues	120	5	2	41	-	168
Total revenue from contracts
with customers	$257	$47	$8	$41	$-	$353

Timing of Revenue Recognition
Satisfaction of performance obligation:
Transferred at a point in time	$17	$1	$3	$-	$-	$21
Transferred over time	240	46	5	41	-	332
Total revenue from contracts
with customers	$257	$47	$8	$41	$-	$353

	For the Nine Months Ended September 30, 2018
		Retirement
		Plan	Life	Group	Other
	Annuities	Services	Insurance	Protection	Operations	Total
Revenue from Contracts with Customers
Fee income	$403	$126	$17	$-	$-	$546
Other revenues	359	14	7	73	-	453
Total revenue from contracts
with customers	$762	$140	$24	$73	$-	$999

Timing of Revenue Recognition
Satisfaction of performance obligation:
Transferred at a point in time	$53	$3	$6	$-	$-	$62
Transferred over time	709	137	18	73	-	937
Total revenue from contracts
with customers	$762	$140	$24	$73	$-	$999

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2018, compared with December 31, 2017, and the results of operations for the three and nine months ended September 30, 2018, compared with the corresponding periods in 2017 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries. On May 1, 2018, we completed our acquisition of Liberty Life Assurance Company of Boston (“Liberty Life”).  Beginning on May 1, 2018, the results of operations and financial condition of Liberty Life, were consolidated with LNC.  Accordingly, all financial information presented herein for the three and nine months ended September 30, 2018, includes the accounts of LNC for these periods and the accounts of Liberty Life since May 1, 2018.

The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2018; and our current reports on Form 8-K filed in 2018.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first and second quarter 2018 Forms 10-Q.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect:  the cost of, or demand for, our subsidiaries’ products; the required amount of reserves and/or surplus; our ability to conduct business and our captive reinsurance arrangements as well as restrictions on the payment of revenue sharing and 12b‑1 distribution fees; the impact of U.S. federal tax reform legislation on our business, earnings and capital; and the impact of the decision vacating the Department of Labor’s fiduciary regulation as well as any “best interest” standards of care adopted by the Securities and Exchange Commission (“SEC”) or other state regulators;

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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2017 Form 10-K.  We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below.  As discussed in Note 3, on May 1, 2018, we completed our acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business and individual life and individual and group annuity business in a transaction accounted for under the acquisition method of accounting.  We ceded insurance policies relating to individual life and individual and group annuity business to third-party reinsurers.  The operating results of Liberty Life are included in our Group Protection segment beginning on May 1, 2018.  The acquisition enables us to increase our market share within the group protection marketplace.    For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first and second quarter 2018 Forms 10-Q.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical

Accounting Policies and Estimates – Unlocking” in our 2017 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.  As a result of this review, we recorded unlocking that resulted in increases and decreases to the carrying values of these items.  See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2017 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to net income (loss) from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2018	2017
Income (loss) from operations:
Annuities	$13	$15
Retirement Plan Services	(2)	(1)
Life Insurance	(20)	(16)
Excluded realized gain (loss)	8	(20)
Net income (loss)	$(1)	$(22)

Unlocking was driven primarily by the following:

2018

•

For Annuities, favorable unlocking was driven by updates to our capital markets and policyholder behavior assumptions and other items, partially offset by unfavorable updates to our interest rate assumptions.

•

For Retirement Plan Services, unfavorable unlocking was driven by updates to our interest rate and maintenance expense assumptions, partially offset by favorable updates to our policyholder behavior assumptions and other items.

•

For Life Insurance, unfavorable unlocking was driven by updates to our mortality margin and reinsurance assumptions and other items, partially offset by favorable updates to our investment allocation and performance, morbidity and policyholder behavior assumptions.

•

For excluded realized gain (loss), favorable unlocking was driven by updates to our policyholder behavior and capital markets assumptions and other items, partially offset by unfavorable updates to our separate account fees assumptions.

2017

•

For Annuities, favorable unlocking was driven by updates to our policyholder behavior and separate account fees assumptions and other items, partially offset by unfavorable updates to our interest rate assumptions.

•

For Retirement Plan Services, unfavorable unlocking was driven by updates to our interest rate and separate account fees assumptions, partially offset by favorable updates to our maintenance expense assumptions and other items.

•

For Life Insurance, unfavorable unlocking was driven by updates to our mortality margin and interest rate assumptions, partially offset by favorable updates to our policyholder behavior, morbidity and maintenance expense assumptions and other items.

•	For excluded realized gain (loss), unfavorable unlocking was driven by updates to our separate account fees and capital markets assumptions and other items.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2017 Form 10-K.

If we had unlocked our RTM assumption as of September 30, 2018, we would have recorded a favorable unlocking of approximately $215 million, pre-tax, for Annuities, approximately $50 million, pre-tax, for Life Insurance and approximately $30 million, pre-tax, for Retirement Plan Services.

Investments

Investment Valuation

The following summarizes our fixed maturity available-for-sale (“AFS”) securities, trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2018:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$685	$78,463	$-	$79,148
Priced by independent broker quotations	-	-	1,333	1,333
Priced by matrices	-	12,319	-	12,319
Priced by other methods (1)	-	-	2,571	2,571
Total	$685	$90,782	$3,904	$95,371

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

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

Guaranteed Living Benefits

Within our individual annuity business, 64% and 65% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of September 30, 2018 and 2017, respectively.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of September 30, 2018 and 2017, 7% and 6%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of September 30, 2018 and 2017, was $451 million and $402 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Notes 3 and 24 in our 2017 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$302	$277	$844	$809
Retirement Plan Services	40	35	125	109
Life Insurance	176	121	470	384
Group Protection	63	41	137	83
Other Operations	(71)	(20)	(171)	(71)
Excluded realized gain (loss), after-tax	(77)	(63)	(149)	(149)
Gain (loss) on early extinguishment of debt, after-tax	-	(3)	(18)	(3)
Income (loss) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	-	-	1
Benefit ratio unlocking, after-tax	33	30	32	101
Net impact from the Tax Cuts and Jobs Act	32	-	19	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(8)	-	(47)	-
Net income (loss)	$490	$418	$1,242	$1,264

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Deposits
Annuities	$3,080	$1,916	$8,589	$5,924
Retirement Plan Services	3,328	1,908	7,905	6,138
Life Insurance	1,523	1,462	4,575	4,422
Total deposits	$7,931	$5,286	$21,069	$16,484

Net Flows
Annuities (1)	$(81)	$(841)	$(814)	$(2,484)
Retirement Plan Services (1)	1,411	442	2,373	1,003
Life Insurance	1,080	1,064	3,240	3,090
Total net flows (1)	$2,410	$665	$4,799	$1,609

(1)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of September 30,
	2018	2017
Account Values
Annuities	$139,285	$133,664
Retirement Plan Services	72,505	64,829
Life Insurance	50,587	47,915
Total account values	$262,377	$246,408

Comparison of the Three Months Ended September 30, 2018 to 2017

Net income increased due primarily to the following:

•	Growth in average account values, business in force and group earned premiums.
•	Lower federal income tax expense.
•	More favorable investment income on alternative investments.
•	The effect of unlocking.
•	The acquisition of Liberty Life effective May 1, 2018.

The increase in net income was partially offset by the following:

•	Acquisition and integration costs incurred as part of our acquisition and higher strategic digitization expense.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.
•	Lower prepayment and bond make-whole premiums.

Comparison of the Nine Months Ended September 30, 2018 to 2017

Net income decreased due primarily to the following:

•	Higher losses on variable annuity net derivatives results.
•	Acquisition and integration costs incurred as part of our acquisition and higher strategic digitization expense.
•	Less favorable investment income on alternative investments and lower prepayment and bond make-whole premiums.
•	Lower amortization of deferred gain on business sold through reinsurance in 2018 as a gain was fully amortized during the second quarter of 2017.
•	Loss on the early extinguishment of debt.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Growth in average account values, business in force and group earned premiums.
•	Lower federal income tax expense.
•	The acquisition of Liberty Life effective May 1, 2018.
•	The effect of unlocking.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums (1)	$102	$82	$282	$312
Fee income	598	574	1,771	1,660
Net investment income	251	260	743	779
Operating realized gain (loss) (2)	46	44	142	134
Other revenues (3)	121	113	359	326
Total operating revenues	1,118	1,073	3,297	3,211
Operating Expenses
Interest credited	145	145	437	438
Benefits (1)	149	135	477	502
Commissions and other expenses	474	443	1,398	1,331
Total operating expenses	768	723	2,312	2,271
Income (loss) from operations before taxes	350	350	985	940
Federal income tax expense (benefit)	48	73	141	131
Income (loss) from operations	$302	$277	$844	$809

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•

Lower federal income tax expense due to the change in the marginal corporate income tax rate, partially offset by changes to the separate account dividends-received deduction (“DRD”), as a result of the Tax Cuts and Jobs Act (“Tax Act”).

•	Higher fee income driven by higher average daily variable account values, partially offset by the effect of unlocking.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to the effect of unlocking and higher average account values, resulting in higher trail commissions.
•	Lower net investment income, net of interest credited, driven by lower prepayments and bond make-whole premiums.

Comparison of the Nine Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values, partially offset by the effect of unlocking.
•	Lower benefits due to the effect of unlocking.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to higher average account values, resulting in higher trail commissions, and the effect of unlocking.
•

Lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, lower prepayments and bond make-whole premiums and less favorable investment income on alternative investments within our surplus portfolio.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

For the nine months ended September 30, 2018, the federal income tax expense was primarily impacted by the lower marginal corporate income tax rate and tax law changes to the separate account DRD as a result of the Tax Act and other items.  For the nine months ended September 30, 2017, the federal income tax expense was driven by one-time and run-rate adjustments primarily associated with our separate account DRD.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9% for the three and nine months ended September 30, 2018 and 2017.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fee Income
Mortality, expense and other assessments	$595	$562	$1,754	$1,634
Surrender charges	7	7	23	24
DFEL:
Deferrals	(10)	(9)	(29)	(28)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	8	8	25	24
Unlocking	(2)	6	(2)	6
Total fee income	$598	$574	$1,771	$1,660

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Variable Account Value Information
Variable annuity deposits (1)	$1,305	$998	$3,902	$3,247
Increases (decreases) in variable annuity account values:
Net flows (1)(2)	(1,097)	(1,148)	(3,425)	(3,413)
Change in market value (1)(2)	3,378	3,928	4,886	12,414
Contract holder assessments (1)	(629)	(598)	(1,865)	(1,765)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	721	472	2,238	1,202
Variable annuity account values (1)	116,177	111,354	116,177	111,354
Average daily variable annuity account values (1)	115,672	109,991	115,140	107,910
Average daily S&P 500 (3)	2,849	2,465	2,762	2,396

(1)	Excludes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.
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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions, except spread data) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$208	$209	$616	$630
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	15	18	31
Surplus investments (2)	37	36	109	118
Total net investment income	$251	$260	$743	$779

Interest Credited
Amount provided to contract holders	$149	$139	$446	$424
DSI deferrals	(11)	(5)	(33)	(11)
Interest credited before DSI amortization	138	134	413	413
DSI amortization:
Amortization, excluding unlocking	7	7	24	21
Unlocking	-	4	-	4
Total interest credited	$145	$145	$437	$438

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	3.89%	3.94%	3.86%	4.00%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.13%	0.33%	0.11%	0.21%
Net investment income yield on reserves	4.02%	4.27%	3.97%	4.21%
Interest rate credited to contract holders	2.24%	2.29%	2.26%	2.36%
Interest rate spread	1.78%	1.98%	1.71%	1.85%

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fixed Account Value Information
Fixed annuity deposits (1)	$1,775	$919	$4,687	$2,677
Increases (decreases) in fixed annuity account values:
Net flows (1)(2)	1,016	307	2,611	929
Contract holder assessments (1)	(8)	(8)	(25)	(23)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(721)	(472)	(2,238)	(1,202)
Reinvested interest credited (1)	252	206	545	640
Fixed annuity account values (1)	23,108	22,311	23,108	22,311
Average fixed account values (1)	22,967	22,313	22,775	22,259
Average invested assets on reserves	18,308	18,326	18,417	18,278

(1)	Includes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Benefits
Net death and other benefits, excluding unlocking	$175	$152	$503	$519
Unlocking	(26)	(17)	(26)	(17)
Total benefits	$149	$135	$477	$502

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Commissions and Other Expenses
Commissions:
Deferrable	$129	$76	$353	$243
Non-deferrable	149	140	434	419
General and administrative expenses	107	102	309	308
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	1	1	3	3
Taxes, licenses and fees	8	7	25	25
Total expenses incurred, excluding broker-dealer	394	326	1,124	998
DAC deferrals	(147)	(90)	(401)	(285)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	247	236	723	713
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	103	101	318	300
Unlocking	7	(4)	7	(4)
Broker-dealer expenses incurred	117	110	350	322
Total commissions and other expenses	$474	$443	$1,398	$1,331

DAC Deferrals
As a percentage of sales/deposits	4.8%	4.7%	4.7%	4.8%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Fee income	$65	$63	$194	$183
Net investment income	223	223	668	666
Other revenues (1)	6	5	16	14
Total operating revenues	294	291	878	863
Operating Expenses
Interest credited	140	136	414	401
Benefits	-	-	1	1
Commissions and other expenses	107	107	317	314
Total operating expenses	247	243	732	716
Income (loss) from operations before taxes	47	48	146	147
Federal income tax expense (benefit)	7	13	21	38
Income (loss) from operations	$40	$35	$125	$109

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Nine Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and spread compression due to average new money rates trailing our current portfolio yields.

When comparing the nine months ended September 30, 2018 to 2017, the increase in income from operations was also partially offset by less favorable investment income on alternative investments within our surplus portfolio.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 11% for the three and nine months ended September 30, 2018 compared to 9% and 11% for the corresponding periods in 2017.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 23% and 26% as of September 30, 2018 and 2017, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fee Income
Annuity expense assessments	$49	$47	$145	$135
Mutual fund fees	16	16	48	47
Total expense assessments	65	63	193	182
Surrender charges	-	-	1	1
Total fee income	$65	$63	$194	$183

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Flows By Market (1)
Small market	$110	$183	$42	$(47)
Mid – large market	1,573	503	3,137	1,788
Multi-Fund® and other	(272)	(244)	(806)	(738)
Total net flows	$1,411	$442	$2,373	$1,003

(1)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Variable Account Value Information
Variable annuity deposits (1)	$402	$474	$1,321	$1,392
Increases (decreases) in variable annuity account values:
Net flows (1)(2)	(135)	6	(403)	(628)
Change in market value (1)(2)	688	600	1,036	1,819
Contract holder assessments (1)	(40)	(38)	(121)	(113)
Variable annuity account values (1)	16,487	15,445	16,487	15,445
Average daily variable annuity account values (1)	16,385	15,148	16,240	14,811
Average daily S&P 500	2,849	2,465	2,762	2,396

(1)	Excludes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Mutual Fund Account Value Information
Mutual fund deposits	$2,222	$1,019	$5,027	$3,065
Mutual fund net flows	1,284	416	2,624	1,306
Mutual fund account values (1)	36,507	30,758	36,507	30,758

(1)	Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions, except spread data) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$200	$198	$601	$588
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	5	7	15	19
Surplus investments (2)	18	18	52	59
Total net investment income	$223	$223	$668	$666

Interest Credited	$140	$136	$414	$401

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.19%	4.31%	4.24%	4.32%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.10%	0.15%	0.11%	0.14%
Net investment income yield on reserves	4.29%	4.46%	4.35%	4.46%
Interest rate credited to contract holders	2.90%	2.93%	2.90%	2.92%
Interest rate spread	1.39%	1.53%	1.45%	1.54%

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fixed Account Value Information
Fixed annuity deposits (1)	$704	$415	$1,557	$1,681
Increases (decreases) in fixed annuity account values:
Net flows (1)(2)	262	20	152	325
Reinvested interest credited (1)	140	136	413	405
Contract holder assessments (1)	(3)	(2)	(8)	(7)
Fixed annuity account values (1)	19,511	18,626	19,511	18,626
Average fixed account values (1)	19,294	18,525	19,015	18,269
Average invested assets on reserves	19,114	18,368	18,874	18,120

(1)	Includes the fixed portion of variable.
(2)	The prior year has been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Commissions and Other Expenses
Commissions:
Deferrable	$1	$2	$5	$8
Non-deferrable	19	17	55	49
General and administrative expenses	79	82	236	245
Taxes, licenses and fees	4	4	14	14
Total expenses incurred	103	105	310	316
DAC deferrals	(5)	(6)	(15)	(22)
Total expenses recognized before amortization	98	99	295	294
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	6	6	19	18
Unlocking	3	2	3	2
Total commissions and other expenses	$107	$107	$317	$314

DAC Deferrals
As a percentage of annuity sales/deposits	0.5%	0.7%	0.5%	0.7%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums (1)	$205	$191	$606	$575
Fee income	886	764	2,510	2,301
Net investment income	671	655	1,979	1,984
Operating realized gain (loss) (2)	(3)	(3)	(5)	(10)
Other revenues	7	7	16	24
Total operating revenues	1,766	1,614	5,106	4,874
Operating Expenses
Interest credited	352	350	1,057	1,048
Benefits	742	808	2,431	2,411
Commissions and other expenses	455	281	1,044	859
Total operating expenses	1,549	1,439	4,532	4,318
Income (loss) from operations before taxes	217	175	574	556
Federal income tax expense (benefit)	41	54	104	172
Income (loss) from operations	$176	$121	$470	$384

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force and the effect of unlocking.
•	Lower benefits due to the effect of unlocking, partially offset by growth in business in force.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•

Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses due to the effect of unlocking.

Comparison of the Nine Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force and the effect of unlocking.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to the effect of unlocking.
•	Higher benefits due to growth in business in force, partially offset by the effect of unlocking.
•

Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments and spread compression due to average new money rates trailing our current portfolio yields.

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

Additional Information

During the third quarter of 2018, we experienced favorable mortality relative to our expectations for claims seasonality.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fee Income
Cost of insurance assessments	$544	$485	$1,583	$1,469
Expense assessments	375	361	1,119	1,073
Surrender charges	11	11	33	39
DFEL:
Deferrals	(204)	(177)	(595)	(523)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	106	87	316	246
Unlocking	54	(3)	54	(3)
Total fee income	$886	$764	$2,510	$2,301

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales by Product
UL	$9	$10	$29	$42
MoneyGuard®	53	65	168	203
IUL	13	19	41	53
VUL	62	45	164	131
Term	26	29	80	84
Total individual life sales	163	168	482	513
Executive Benefits	4	10	20	43
Total sales	$167	$178	$502	$556

Net Flows
Deposits	$1,523	$1,462	$4,575	$4,422
Withdrawals and deaths	(443)	(398)	(1,335)	(1,332)
Net flows	$1,080	$1,064	$3,240	$3,090

Contract Holder Assessments	$1,211	$1,162	$3,608	$3,444

	As of September 30,
	2018	2017
Account Values
General account	$36,371	$35,850
Separate account	14,216	12,065
Total account values	$50,587	$47,915

In-Force Face Amount
UL and other	$342,455	$338,753
Term insurance	393,839	372,943
Total in-force face amount	$736,294	$711,696

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$586	$585	$1,766	$1,747
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	9	7	24	27
Alternative investments (2)	34	23	67	86
Surplus investments (3)	42	40	122	124
Total net investment income	$671	$655	$1,979	$1,984

Interest Credited	$352	$350	$1,057	$1,048

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.85%	5.06%	4.93%	5.07%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.07%	0.06%	0.07%	0.08%
Alternative investments	0.31%	0.21%	0.20%	0.27%
Net investment income yield on reserves	5.23%	5.33%	5.20%	5.42%
Interest rate credited to contract holders	3.81%	3.83%	3.81%	3.83%
Interest rate spread	1.42%	1.50%	1.39%	1.59%

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$44,239	$42,244	$43,718	$41,777
General account values	36,724	36,246	36,633	36,119

Attributable to traditional products:
Invested assets on reserves	4,154	4,348	4,122	4,356

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Benefits
Death claims direct and assumed	$1,010	$1,003	$3,195	$3,424
Death claims ceded	(399)	(408)	(1,229)	(1,492)
Reserves released on death	(136)	(147)	(447)	(485)
Net death benefits	475	448	1,519	1,447
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	175	166	500	500
Unlocking	(61)	52	(61)	52
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	99	84	283	230
Unlocking	(24)	(19)	(24)	(19)
Other benefits (1)	78	77	214	201
Total benefits	$742	$808	$2,431	$2,411

Death claims per $1,000 of in-force	2.59	2.53	2.78	2.75

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Commissions and Other Expenses
Commissions	$173	$176	$519	$541
General and administrative expenses	137	144	400	428
Expenses associated with reserve financing	23	22	68	68
Taxes, licenses and fees	42	38	132	116
Total expenses incurred	375	380	1,119	1,153
DAC and VOBA deferrals	(199)	(201)	(596)	(619)
Total expenses recognized before amortization	176	179	523	534
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	114	112	354	333
Unlocking	164	(11)	164	(11)
Other intangible amortization	1	1	3	3
Total commissions and other expenses	$455	$281	$1,044	$859

DAC and VOBA Deferrals
As a percentage of sales	119.2%	112.9%	118.7%	111.3%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2018, to the corresponding periods in 2017, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums	$1,011	$500	$2,366	$1,488
Net investment income	76	41	179	127
Other revenues (1)	41	23	73	31
Total operating revenues	1,128	564	2,618	1,646
Operating Expenses
Interest credited	1	-	3	1
Benefits	744	334	1,686	1,009
Commissions and other expenses	304	167	756	509
Total operating expenses	1,049	501	2,445	1,519
Income (loss) from operations before taxes	79	63	173	127
Federal income tax expense (benefit)	16	22	36	44
Income (loss) from operations	$63	$41	$137	$83

(1)	Consists of revenue from third-parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income (Loss) from Operations by Product Line
Life	$32	$27	$69	$39
Disability	38	14	79	43
Dental	(7)	-	(12)	-
Total non-medical	63	41	136	82
Medical	-	-	1	1
Income (loss) from operations	$63	$41	$137	$83

Comparison of the Three and Nine Months Ended September 30, 2018 to 2017

Income from operations for this segment increased due primarily to the acquisition of Liberty Life (see “Additional Information” below for more information) and lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.

Additional Information

Income from operations for the nine months ended September 30, 2018, includes five months of activity from Liberty Life due to the acquisition that closed on May 1, 2018.  The acquisition resulted in increases in all pre-tax line items presented in the table above.  For more information about our acquisition, see Note 24 in our 2017 Form 10-K and Note 3 herein.

The increase in our life and disability loss ratios from 2017 to 2018 was driven primarily by our acquisition as we combined two blocks of business with loss ratios that are different based on case sizes. For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2017 Form 10-K.

During the third quarter of 2017, we had higher other revenues due to the recapture of certain long-term disability business that was originally ceded to a reinsurer.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2017 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Insurance Premiums by Product Line
Life	$367	$207	$877	$619
Disability	569	227	1,266	677
Dental	75	66	223	192
Total insurance premiums	$1,011	$500	$2,366	$1,488

Sales by Product Line
Life	$69	$33	$122	$84
Disability	73	35	134	90
Dental	16	26	52	65
Total sales	$158	$94	$308	$239

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Benefits and Interest Credited by Product Line
Life	$259	$115	$596	$401
Disability	432	174	929	475
Dental	54	45	164	134
Total benefits and interest credited	$745	$334	$1,689	$1,010

Loss Ratios by Product Line
Life	70.6%	55.8%	68.0%	64.8%
Disability (1)	75.8%	69.5%	73.5%	67.9%
Dental	72.2%	68.0%	73.4%	70.0%
Total (1)	73.6%	63.7%	71.4%	66.9%

(1) Excludes the impact of the recapture of certain long-term disability business in the third quarter of 2017.

Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Commissions and Other Expenses
Commissions	$89	$62	$238	$188
General and administrative expenses	189	98	430	265
Taxes, licenses and fees	29	9	69	36
Total expenses incurred	307	169	737	489
DAC deferrals	(25)	(16)	(55)	(42)
Total expenses recognized before amortization	282	153	682	447
DAC and VOBA amortization, net of interest	20	14	71	62
Other intangible amortization	2	-	3	-
Total commissions and other expenses	$304	$167	$756	$509

DAC Deferrals
As a percentage of insurance premiums	2.5%	3.2%	2.3%	2.8%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Insurance premiums (1)	$4	$1	$12	$7
Net investment income	50	60	167	182
Amortization of deferred gain on
business sold through reinsurance	-	-	1	22
Other revenues	2	4	2	9
Total operating revenues	56	65	182	220
Operating Expenses
Interest credited	14	15	43	51
Benefits	38	36	85	91
Other expenses	11	11	28	29
Interest and debt expense	69	63	205	190
Strategic digitization expense	18	10	49	33
Total operating expenses	150	135	410	394
Income (loss) from operations before taxes	(94)	(70)	(228)	(174)
Federal income tax expense (benefit)	(23)	(50)	(57)	(103)
Income (loss) from operations	$(71)	$(20)	$(171)	$(71)

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three and Nine Months Ended September 30, 2018 to 2017

Loss from operations for Other Operations increased due primarily to the following:

•	Less favorable federal income tax benefit due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher strategic digitization expense as part of our strategic digitization initiative.
•	Higher interest and debt expense driven by an increase in the average balance of outstanding debt.
•	Lower net investment income, net of interest credited, related to lower average invested assets driven by distributable earnings to our segments.

When comparing the nine months ended September 30, 2018 to 2017, the increase in loss from operations was also driven by a decrease in amortization of deferred gain on business sold through reinsurance as a gain was fully amortized during the second quarter of 2017.

Additional Information

Benefits for the three and nine months ended September 30, 2018 and 2017, were elevated due to modifying certain assumptions on the reserves supporting our run-off institutional pension business.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative expenses:
Legal	$-	$-	$1	$-
Branding	8	6	27	23
Other (1)	8	11	16	22
Total general and administrative expenses	16	17	44	45
Taxes, licenses and fees	(2)	(3)	(7)	(7)
Inter-segment reimbursement associated with reserve
financing and LOC expenses (2)	(3)	(3)	(9)	(9)
Total other expenses	$11	$11	$28	$29

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

	For the Three				For the Nine
	Months Ended				Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)		$43		$41		$137		$124
Total excluded realized gain (loss)		(98)		(97)		(188)		(229)
Total realized gain (loss), pre-tax		$(55)		$(56)		$(51)		$(105)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)		$(77)		$(63)		$(149)		$(149)
Benefit ratio unlocking		33		30		32		101
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax		$(44)		$(33)		$(117)		$(48)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments		$(8)		$(13)		$(36)		$(32)
Gain (loss) on the mark-to-market on certain instruments		(7)		-		15		5
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged		(19)		(5)		(85)		22
GLB NPR component		(5)		(16)		2		(34)
Total variable annuity net derivatives results		(24)		(21)		(83)		(12)
Indexed annuity forward-starting option		(5)		1		(13)		(9)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax		$(44)		$(33)		$(117)		$(48)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

Comparison of the Three Months Ended September 30, 2018 to 2017

We had higher realized losses due primarily to the following:

•

Unfavorable variable annuity net derivatives results attributable to unfavorable hedge program performance due to more volatile capital markets, partially offset by the effect of unlocking and a favorable GLB non-performance risk (“NPR”) component due to widening of our credit spread.

•

Losses on mark-to-market of certain instruments due to an increase in interest rates on trading securities that support our modified coinsurance arrangements (“Modco”) and higher interest rate volatility.

Comparison of the Nine Months Ended September 30, 2018 to 2017

We had higher realized losses due primarily to unfavorable variable annuity net derivatives results attributable to unfavorable hedge program performance due to more volatile capital markets, partially offset by the effect of unlocking and a favorable GLB NPR component due to widening of our credit spread and a smaller decrease in our associated reserves.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
Variable annuity hedge program assets (liabilities)	$770	$1,094	$1,194	$1,307	$1,526

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,630	$1,288	$1,179	$1,029	$743
NPR	(140)	(131)	(135)	(142)	(127)
Embedded derivative reserves	1,490	1,157	1,044	887	616
Insurance benefit reserves	(757)	(781)	(734)	(665)	(656)
Total variable annuity reserves – asset (liability)	$733	$376	$310	$222	$(40)

10-year credit default swap ("CDS") spread	1.35%	1.24%	1.19%	1.05%	1.08%
NPR factor related to 10-year CDS spread	0.18%	0.18%	0.18%	0.14%	0.15%

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Investments
AFS securities:
Fixed maturity	$93,161	$94,840	82.7%	83.9%
Equity	-	246	0.0%	0.2%
Total AFS securities	93,161	95,086	82.7%	84.1%
Trading securities	1,440	1,620	1.3%	1.4%
Equity securities	112	-	0.1%	0.0%
Mortgage loans on real estate	12,561	10,762	11.1%	9.5%
Real estate	12	11	0.0%	0.0%
Policy loans	2,490	2,399	2.2%	2.1%
Derivative investments	706	915	0.6%	0.8%
Alternative investments	1,643	1,459	1.5%	1.3%
Other investments	561	837	0.5%	0.8%
Total investments	$112,686	$113,089	100.0%	100.0%

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

	As of September 30, 2018
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,346	$495	$285	$13,556	14.6%
Basic industry	4,682	170	98	4,754	5.1%
Capital goods	6,489	261	148	6,602	7.1%
Communications	4,623	249	98	4,774	5.1%
Consumer cyclical	5,510	182	139	5,553	6.0%
Consumer non-cyclical	14,144	587	388	14,343	15.4%
Energy	6,317	292	120	6,489	7.0%
Technology	3,613	87	53	3,647	3.9%
Transportation	3,193	100	83	3,210	3.4%
Industrial other	1,155	21	36	1,140	1.2%
Utilities	13,105	716	219	13,602	14.6%
Government related entities	2,319	139	48	2,410	2.6%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,663	39	97	1,605	1.7%
Non-agency backed	766	58	(19)	843	0.9%
Mortgage pass through securities ("MPTS"):
Agency backed	838	16	15	839	0.9%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	22	-	-	22	0.0%
Non-agency backed	744	2	20	726	0.8%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	1,360	-	14	1,346	1.5%
Commercial real estate ("CRE")
collateralized debt obligations (“CDOs”)	11	-	(5)	16	0.0%
Credit card	77	15	-	92	0.1%
Equipment receivables	38	-	-	38	0.0%
Home equity	531	21	(13)	565	0.6%
Manufactured housing	15	1	-	16	0.0%
Student loans	39	-	1	38	0.0%
Other	234	4	2	236	0.3%
Municipals:
Taxable	4,495	651	25	5,121	5.5%
Tax-exempt	93	5	1	97	0.1%
Government:
United States	392	23	6	409	0.4%
Foreign	418	41	-	459	0.5%
Hybrid and redeemable preferred securities	576	62	25	613	0.7%
Total AFS securities	90,808	4,237	1,884	93,161	100.0%
Trading Securities (2)	1,301	145	6	1,440
Equity Securities	109	7	4	112
Total AFS, trading and equity securities	$92,218	$4,389	$1,894	$94,713

	As of December 31, 2017
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$12,059	$1,061	$36	$13,084	13.8%
Basic industry	4,855	413	14	5,254	5.5%
Capital goods	6,270	547	24	6,793	7.2%
Communications	4,151	406	21	4,536	4.8%
Consumer cyclical	5,649	444	28	6,065	6.4%
Consumer non-cyclical	13,680	1,242	74	14,848	15.7%
Energy	6,557	535	85	7,007	7.4%
Technology	3,443	218	9	3,652	3.9%
Transportation	2,927	220	7	3,140	3.3%
Industrial other	979	49	7	1,021	1.1%
Utilities	12,786	1,480	22	14,244	15.0%
Government related entities	2,345	247	20	2,572	2.7%
CMOs:
Agency backed	1,598	68	33	1,633	1.7%
Non-agency backed	880	53	(21)	954	1.0%
MPTS:
Agency backed	849	34	5	878	0.9%
CMBS:
Agency backed	22	-	-	22	0.0%
Non-agency backed	568	10	-	578	0.6%
ABS:
CLOs	789	2	2	789	0.8%
CRE CDOs	14	-	(5)	19	0.0%
Credit card	77	21	1	97	0.1%
Equipment receivables	40	-	-	40	0.0%
Home equity	587	22	(21)	630	0.7%
Manufactured housing	17	1	-	18	0.0%
Other	182	7	-	189	0.2%
Municipals:
Taxable	4,009	937	6	4,940	5.2%
Tax-exempt	163	16	-	179	0.2%
Government:
United States	527	41	1	567	0.6%
Foreign	395	56	-	451	0.5%
Hybrid and redeemable preferred securities	575	87	22	640	0.7%
Total fixed maturity AFS securities	86,993	8,217	370	94,840	100.0%
Equity AFS Securities	247	16	17	246
Total AFS securities	87,240	8,233	387	95,086
Trading Securities (2)	1,425	203	8	1,620
Total AFS and trading securities	$88,665	$8,436	$395	$96,706

(1)	Includes unrealized (gains) and losses on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.
(2)

Certain of our trading securities support our Modco, and the investment results are passed directly to the reinsurers.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2017 Form 10-K for further details.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of September 30, 2018			As of December 31, 2017
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$48,575	$50,569	54.3%	$46,455	$51,494	54.3%
2	BBB	38,702	39,158	42.0%	36,703	39,518	41.7%
Total investment grade securities		87,277	89,727	96.3%	83,158	91,012	96.0%

Below Investment Grade Securities
3	BB	2,573	2,550	2.8%	2,785	2,840	3.0%
4	B	829	787	0.8%	768	743	0.8%
5	CCC and lower	123	85	0.1%	271	229	0.2%
6	In or near default	6	12	0.0%	11	16	0.0%
Total below investment grade securities		3,531	3,434	3.7%	3,835	3,828	4.0%
Total fixed maturity AFS securities		$90,808	$93,161	100.0%	$86,993	$94,840	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.9%	3.7%		4.4%	4.0%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.  The average credit quality was A- as of September 30, 2018.

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

As of September 30, 2018, and December 31, 2017, 96% and 88%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on fixed maturity AFS securities as of September 30, 2018, increased by $1.5 billion since December 31, 2017.  As more fully described in Note 1 in our 2017 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of September 30, 2018, does not represent OTTI as: (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

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

As reported on our Consolidated Balance Sheets, we had $114.1 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $105.6 billion as of September 30, 2018.  If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $50.5 billion as of September 30, 2018, rather than selling fixed maturity AFS securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 5 in our 2017 Form 10-K and Note 5 herein for additional discussion.

As of September 30, 2018, and December 31, 2017, the estimated fair value for all private placement securities was $15.1 billion and $15.2 billion, respectively, representing 13% of total invested assets.

Mortgage-Backed Securities (Included in AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2017 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

Our ABS home equity and RMBS had a market value of $3.9 billion and a net unrealized gain of $54 million as of September 30, 2018.

The market value of AFS and trading securities backed by subprime loans was $472 million and represented less than 1% of our total investment portfolio as of September 30, 2018.  AFS securities represented $467 million, or 99%, and trading securities represented $5 million, or 1%, of the subprime exposure as of September 30, 2018.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2018:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,436	$2,494	$272	$252	$247	$228	$332	$293	$3,287	$3,267
ABS home equity	1	1	56	54	100	93	408	383	565	531
Total by type (2)(3)	$2,437	$2,495	$328	$306	$347	$321	$740	$676	$3,852	$3,798

Rating
AAA	$2,203	$2,257	$7	$8	$-	$-	$16	$16	$2,226	$2,281
AA	225	229	2	2	1	1	14	13	242	245
A	8	8	1	1	13	13	72	70	94	92
BBB	-	-	28	27	23	22	30	29	81	78
BB and below	1	1	290	268	310	285	608	548	1,209	1,102
Total by rating (2)(3)(4)	$2,437	$2,495	$328	$306	$347	$321	$740	$676	$3,852	$3,798

Origination Year
2008 and prior	$508	$473	$327	$305	$346	$320	$740	$676	$1,921	$1,774
2009	195	187	-	-	-	-	-	-	195	187
2010	258	252	-	-	-	-	-	-	258	252
2011	157	157	-	-	-	-	-	-	157	157
2012	45	48	-	-	-	-	-	-	45	48
2013	250	261	-	-	-	-	-	-	250	261
2014	65	67	1	1	-	-	-	-	66	68
2015	141	151	-	-	-	-	-	-	141	151
2016	488	553	-	-	1	1	-	-	489	554
2017	228	242	-	-	-	-	-	-	228	242
2018	102	104	-	-	-	-	-	-	102	104
Total by origination
year (2)(3)	$2,437	$2,495	$328	$306	$347	$321	$740	$676	$3,852	$3,798

Total AFS securities backed by pools of residential mortgages a percentage of total AFS Securities									4.1%	4.2%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									1.5%	1.4%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $273 million and $237 million, respectively.
(2)

Does not include the fair value of trading securities totaling $84 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $84 million in trading securities consisted of $76 million prime, $3 million Alt-A and $5 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $84 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $84 million in trading securities consisted of $76 million prime, $3 million Alt-A and $5 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2018:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$735	$753	$13	$13	$-	$-	$748	$766
CRE CDOs	-	-	-	-	16	11	16	11
Total by type (1)(2)	$735	$753	$13	$13	$16	$11	$764	$777

Rating
AAA	$708	$730	$-	$-	$-	$-	$708	$730
AA	6	6	6	6	-	-	12	12
A	5	5	7	7	-	-	12	12
BBB	-	-	-	-	-	-	-	-
BB and below	16	12	-	-	16	11	32	23
Total by rating (1)(2)(3)	$735	$753	$13	$13	$16	$11	$764	$777

Origination Year
2008 and prior	$35	$30	$13	$13	$16	$11	$64	$54
2010	3	3	-	-	-	-	3	3
2011	11	11	-	-	-	-	11	11
2012	27	27	-	-	-	-	27	27
2013	156	159	-	-	-	-	156	159
2015	10	10	-	-	-	-	10	10
2016	81	87	-	-	-	-	81	87
2017	311	324	-	-	-	-	311	324
2018	101	102	-	-	-	-	101	102
Total by origination year (1)(2)	$735	$753	$13	$13	$16	$11	$764	$777

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.8%	0.9%

(1)

Does not include the fair value of trading securities totaling less than $1 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  These trading securities consisted entirely of CMBS.

(2)

Does not include the amortized cost of trading securities totaling less than  $1 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  These trading securities consisted entirely of CMBS.

(3)

Based upon the rating designations determined and provided by the major credit rating agencies (Fitch, Moody’s and S&P).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

As of September 30, 2018, the fair value and amortized cost of our AFS exposure to monoline insurers was $429 million and $403 million, respectively.

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of September 30, 2018, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$3,569	8.4%	$3,725	8.4%	$156	8.0%
Electric	3,381	7.9%	3,530	8.0%	149	7.6%
Food and beverage	2,301	5.4%	2,433	5.5%	132	6.8%
Pharmaceuticals	2,008	4.7%	2,114	4.7%	106	5.4%
Healthcare	1,989	4.7%	2,075	4.7%	86	4.4%
Chemicals	1,671	3.9%	1,752	3.9%	81	4.2%
Diversified manufacturing	1,678	3.9%	1,757	3.9%	79	4.0%
Technology	2,046	4.8%	2,100	4.7%	54	2.8%
Transportation services	1,110	2.6%	1,156	2.6%	46	2.4%
MBS	420	1.0%	466	1.0%	46	2.4%
Media – entertainment	855	2.0%	898	2.0%	43	2.2%
Property and casualty	775	1.8%	817	1.8%	42	2.2%
Independent	943	2.2%	984	2.2%	41	2.1%
Consumer products	661	1.6%	702	1.6%	41	2.1%
Retailers	755	1.8%	794	1.8%	39	2.0%
CMO	603	1.4%	641	1.4%	38	1.9%
Industrial – other	706	1.7%	743	1.7%	37	1.9%
Midstream	994	2.3%	1,029	2.3%	35	1.8%
Railroads	589	1.4%	622	1.4%	33	1.7%
Natural gas	746	1.7%	777	1.7%	31	1.6%
Aerospace	646	1.5%	677	1.5%	31	1.6%
Automotive	791	1.9%	821	1.9%	30	1.5%
Industries with unrealized losses
less than $30 million	13,395	31.4%	13,969	31.3%	574	29.4%
Total by industry	$42,632	100.0%	$44,582	100.0%	$1,950	100.0%

Total by industry as a percentage
of total AFS securities	45.8%		49.1%		100.0%

As of September 30, 2018, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $108 million and $138 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2018		As of December 31, 2017
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$12,560	100.0%	$10,760	100.0%
Delinquent (1)	1	0.0%	-	0.0%
Foreclosure (2)	-	0.0%	2	0.0%
Total mortgage loans on real estate	$12,561	100.0%	$10,762	100.0%

(1)	As of September 30, 2018, and December 31, 2017, there were 10 and zero mortgage loans on real estate that were delinquent, respectively.
(2)	As of September 30, 2018, and December 31, 2017, there were zero and one mortgage loans on real estate that were in foreclosure, respectively.

As of September 30, 2018, and December 31, 2017, there were one and three impaired mortgage loans on real estate, respectively, or less than 1% of the total dollar amount of mortgage loans on real estate.  The total outstanding principal and interest on the mortgage loans on real estate that were two or more payments delinquent as of September 30, 2018, and December 31, 2017, was $1 million and $4 million, respectively.  See Note 1 in our 2017 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

	As of	As of
	September 30,	December 31,
	2018	2017
By Segment
Annuities	$3,719	$3,244
Retirement Plan Services	3,507	3,141
Life Insurance	3,721	3,628
Group Protection	1,072	332
Other Operations	542	417
Total mortgage loans on real estate	$12,561	$10,762

	As of September 30, 2018			As of September 30, 2018
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$4,075	32.5%	CA	$2,709	21.6%
Office building	3,102	24.7%	TX	1,507	12.0%
Retail	2,414	19.2%	MD	659	5.3%
Industrial	2,277	18.1%	FL	582	4.6%
Other commercial	438	3.5%	OH	529	4.2%
Mixed use	178	1.4%	GA	508	4.0%
Hotel/motel	77	0.6%	VA	496	3.9%
Total	$12,561	100.0%	NY	492	3.9%
Geographic Region			WA	470	3.7%
Pacific	$3,458	27.5%	TN	460	3.7%
South Atlantic	2,958	23.5%	PA	421	3.4%
West South Central	1,602	12.8%	NC	368	2.9%
East North Central	1,409	11.2%	WI	326	2.6%
Middle Atlantic	958	7.6%	IL	326	2.6%
Mountain	685	5.5%	OR	280	2.2%
East South Central	606	4.8%	AZ	273	2.2%
West North Central	519	4.1%	MA	263	2.1%
New England	366	3.0%	Other states under 2%	1,892	15.1%
Total	$12,561	100.0%	Total	$12,561	100.0%

	As of September 30, 2018			As of September 30, 2018
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2013 and prior	$3,264	25.9%	2018	$172	1.4%
2014	1,275	10.1%	2019	501	4.0%
2015	1,872	14.9%	2020	480	3.8%
2016	2,066	16.4%	2021	872	6.9%
2017	2,075	16.6%	2022	802	6.4%
2018	2,027	16.1%	2023 and thereafter	9,752	77.5%
Total	$12,579	100.0%	Total	$12,579	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Annuities	$6	$5	$15	$19
Retirement Plan Services	3	2	8	10
Life Insurance	41	28	81	103
Group Protection	3	2	7	7
Other Operations	1	1	3	3
Total (1)	$54	$38	$114	$142

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2018, and December 31, 2017, alternative investments included investments in 239 and 224 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of September 30, 2018, and December 31, 2017, was $6 million and $9 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Investment Income
Fixed maturity AFS securities	$1,050	$1,038	$3,137	$3,120
Equity AFS securities	-	3	-	7
Trading securities	21	23	64	71
Equity securities	1	-	1	-
Mortgage loans on real estate	128	110	364	328
Real estate	-	1	1	2
Policy loans	23	33	90	101
Invested cash	6	4	17	8
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	25	33	67	87
Alternative investments (2)	54	38	114	142
Consent fees	1	2	3	4
Other investments	7	-	16	1
Investment income	1,316	1,285	3,874	3,871
Investment expense	(45)	(46)	(138)	(133)
Net investment income	$1,271	$1,239	$3,736	$3,738

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.37%	4.52%	4.45%	4.57%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.09%	0.13%	0.08%	0.11%
Alternative investments	0.20%	0.15%	0.14%	0.18%
Net investment income yield on invested assets	4.66%	4.80%	4.67%	4.86%

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average invested assets at amortized cost	$109,034	$103,163	$106,616	$102,476

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fixed maturity AFS securities: (1)
Gross gains	$14	$7	$30	$19
Gross losses	(21)	(22)	(65)	(47)
Equity AFS securities:
Gross gains	-	1	1	2
Gain (loss) on other investments (2)	1	-	6	(6)
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(5)	(5)	(16)	(17)
Total realized gain (loss) related to
certain investments, pre-tax	$(11)	$(19)	$(45)	$(49)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.
(2)	Includes market adjustments on equity securities still held of less than $1 million and $2 million for the three and nine months ended September 30, 2018, respectively.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first nine months of 2018 and 2017, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(8)	$(4)	$(13)
ABS	-	(1)	-	(2)
RMBS	-	-	(1)	(1)
State and municipal bonds	-	-	-	(1)
Gross OTTI recognized in net income (loss)	(2)	(9)	(5)	(17)
Associated amortization of DAC,
VOBA, DSI and DFEL	-	1	-	1
Net OTTI recognized in net income
(loss), pre-tax	$(2)	$(8)	$(5)	$(16)

The $5 million of impairments recognized in net income taken during the first nine months of 2018 were all credit-related impairments.  The decrease in write-downs for OTTI when comparing the first nine months of 2018 to the corresponding period in 2017 was primarily attributable to the stabilization of certain corporate and municipal bond holdings as well as gradual recovery of RMBS and ABS investments.  We recognized less than $1 million of OTTI in OCI for the three and nine months ended September 30, 2018.  We recognized $1 million of OTTI in OCI for the three and nine months ended September 30, 2017.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $1.0 billion and $609 million for the nine months ended September 30, 2018 and 2017, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$225	$300	$225	$754
First Penn-Pacific	-	-	-	20
Lincoln Investment Management Company	15	-	15	-
Lincoln National Management Corporation	-	-	-	65
Total dividends from subsidiaries	$240	$300	$240	$839

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$34	$12	$94	$92

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$-	$7	$2	$49

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2017 Form 10-K, our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to insurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of September 30, 2018, was approximately $2.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019 and $1.9 billion relates to arrangements that will expire by 2031).  For information on the LOCs, see the credit facilities table in Note 12 in our 2017 Form 10-K.  Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.1 billion to finance a portion of the excess reserves as of September 30, 2018; of this amount, $2.1 billion involve exposure to VIEs.

For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2017 Form 10-K.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  An inability to obtain appropriate capital market solutions could affect our returns on our in-force term products and UL products containing secondary guarantees.  However, we believe that we have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures were no longer available.

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

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC is expected to adopt changes to the statutory reserving, capital and accounting framework for variable annuities that will go into effect as of January 1, 2020.

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

Details underlying debt and financing activities (in millions) for the nine months ended September 30, 2018, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$450	$-	$(450)	$-	$-	$-

Long-Term Debt
Senior notes	$3,687	$1,100	$(287)	$(99)	$(4)	$4,397
Bank borrowing (2)	-	200	-	-	-	200
Capital securities (3)	1,207	-	-	-	-	1,207
Total long-term debt	$4,894	$1,300	$(287)	$(99)	$(4)	$5,804

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

On February 12, 2018, we completed the issuance and sale of $150 million aggregate principal amount of our 4.00% senior notes due 2023 and $450 million aggregate principal amount of our 4.35% senior notes due 2048.  We used these proceeds to repurchase $200 million of our 7.00% senior notes due 2018 and $287 million of our 8.75% senior notes due 2019.  In addition, on February 12, 2018, we completed the issuance and sale of $500 million aggregate principal amount of our 3.80% senior notes due 2028.  We used these proceeds, together with cash on hand and other arrangements, to fund our acquisition as described in Note 3.  As of September 30, 2018, the holding company had available liquidity of $465 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

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

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of September 30, 2018.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2017 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2017 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2017 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of September 30, 2018, the holding company had a net outstanding receivable (payable) of $187 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of September 30, 2018.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of September 30, 2018, our insurance subsidiaries had investments with a carrying value of $3.8 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  For the nine months ended September 30, 2018, our collateral payable for derivative investments decreased due primarily to increasing interest rates that decreased the fair values of our associated derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Dividends to common stockholders	$72	$64	$216	$195
Repurchase of common stock	175	200	275	600
Total cash returned to stockholders	$247	$264	$491	$795

Number of shares repurchased	2.653	2.834	4.109	8.728
Average price per share	$65.99	$70.59	$66.95	$69.45

On October 31, 2018, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.33 to $0.37 per share.  Additionally, we expect to repurchase additional shares of common stock during the remainder of 2018 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Debt service (interest paid)	$63	$67	$204	$194
Capital contribution to subsidiaries	-	-	502	60
Total	$63	$67	$706	$254

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience a period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first and second quarter 2018 Form 10-Q.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2017 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in our first and second quarter 2018 Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk.  As of September 30, 2018, there have been no material changes in our economic exposure to these market risks since December 31, 2017.  For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We acquired Liberty Life Assurance Company of Boston (“Liberty Life”) on May 1, 2018, and have not yet included Liberty Life in our assessment of the effectiveness of our internal control over financial reporting.  Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Liberty Life.  See Note 3 for additional information.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the Company during the quarter ended September 30, 2018 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
7/1/18 – 7/31/18	652,254	$64.76	652,254	$819

8/1/18 – 8/31/18	1,619,631	66.31	1,619,631	712

9/1/18 – 9/30/18	381,078	66.70	381,078	687

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended September 30, 2018, there were 2,652,963 shares purchased as part of publicly announced plans or programs.

(2)

On November 9, 2017, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of September 30, 2018, our remaining security repurchase authorization was $687 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

(3)	As of the last day of the applicable month.

Item 6.  Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 94, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2018

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
Dated: November 2, 2018