Form 10-K
period 2018-12-31
LINCOLN NATIONAL CORP
filed 2019-02-20
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒Accelerated filer☐

Non-accelerated filer    ☐Smaller reporting company☐

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $12.0 billion.  Shares of common stock held by each executive officer and director and each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2019, 204,293,812 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 24, 2019, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1.    Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania.  “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.  As of December 31, 2018, LNC had consolidated assets of $298.1 billion and consolidated stockholders’ equity of $14.4 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”) and other intermediaries.  Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2018, LFD had approximately 620 internal and external wholesalers (including sales and relationship managers).  As of December 31, 2018, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 8,640 active producers who placed business with us within the last 12 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated.  We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 21.

Acquisitions and Dispositions

On May 1, 2018, we completed the acquisition of 100% of the capital stock of Liberty Life Assurance Company of Boston (“Liberty Life” or “LLACB”), which operates a group benefits business (“Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”), from Liberty Mutual Insurance Company.  In connection with the acquisition, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company (together with Protective Life Insurance Company, “Protective”), providing for the reinsurance and administration of the Liberty Life Business.  Liberty Life’s excess capital of $1.8 billion was paid to Liberty Mutual Insurance Company through an extraordinary dividend at the acquisition date.  We paid $1.5 billion of cash to Liberty Mutual Insurance Company to acquire the Liberty Group Business.

On July 16, 2015, we closed on the sale of Lincoln Financial Media Company with Entercom Communications Corp. (“Entercom Parent”) and Entercom Radio, LLC.  We received $75 million in cash, net of transaction expenses, and $28 million face amount of perpetual cumulative convertible preferred stock of Entercom Parent.

For further information about acquisitions and divestitures, see Note 3.

BUSINESS SEGMENTS AND OTHER OPERATIONS

ANNUITIES

Overview

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering variable annuities, fixed (including indexed) annuities and indexed variable annuities.  The “fixed” and “variable” classifications describe whether we or the contract holders bear the investment risk of the assets supporting the contract. With “indexed variable” annuities, the extent to which we or the contract holders bear the investment risk of the assets is based on the investment allocations.  The annuity classification also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products, as asset-based fees charged to variable products, or as both for indexed variable products.

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

Products

In general, an annuity is a contract between an insurance company and an individual in which the insurance company, after receipt of one or more premium payments, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract or as requested.  Periodic payments can begin within 12 months after the premium is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity).  This retirement vehicle helps protect an individual from outliving his or her money.

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) offered through the product (“variable portion”) and, for a specified period, into a fixed account (if available) with a guaranteed return (“fixed portion”).  The value of the variable portion of the contract holder’s account varies with the performance of the underlying variable funds chosen by the contract holder.

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies, inside the funds themselves.  These funds seek to reduce equity market volatility risk for both the contract holder and us.  As of December 31, 2018 and 2017, the Managed Risk Strategies funds totaled $36.9 billion and $39.2 billion, or 34% and 33%, respectively, of total variable annuity account values, respectively.

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

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits.  In 2018 and 2017, 35% of our variable annuity deposits were on products without guaranteed living benefit (“GLB”) riders, compared to 30% in 2016.

The GDB features offered include those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary.

We offer product riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and Lincoln Market SelectSM Advantage riders, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of up to 6.00% for Lincoln Lifetime Income Advantage 2.0 (Managed Risk) and 5.75% for Lincoln Market Select Advantage of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime Income Advantage 2.0 (Managed Risk) and Lincoln Market Select Advantage riders provide higher income if the contract holder delays withdrawals.  Lincoln Lifetime Income Advantage 2.0 (Managed Risks) and Lincoln Market Select Advantage include both an enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value. Contract holders under Lincoln Lifetime Income Advantage 2.0 (Managed Risk) are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.  Contract holders under Lincoln Market Select Advantage are subject to restrictions on the allocation of their account value within the various investment choices.  We also offered Lincoln Max 6 SelectSM Advantage as an optional living benefit rider that provides contract holders with an income base that grows annually at either the greater of 6% simple or account value growth with up to 6.5% income at age 65 and

3% guaranteed income if the account value falls to zero.  Contract holders under Lincoln Max 6 Select Advantage are subject to restrictions on the allocation of their account value within the various investment choices.

We also offer the i4LIFE® Advantage, i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE® Advantage Guaranteed Income Benefit riders.  These riders allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract.  This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.  In general, GIB is an optional feature available with i4LIFE Advantage and a non-optional feature on i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE Advantage Select Guaranteed Income Benefit that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals).  Contract holders under i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.  Contract holders under i4LIFE Advantage Guaranteed Income Benefit are subject to restrictions on the allocation of their account value within the various investment choices.

We also offer the 4LATER® Select Advantage rider.  This rider provides a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE Advantage Guaranteed Income Benefit (Managed Risk).  4LATER Select Advantage rider provides growth during the accumulation phase through both an enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value.  Contract holders under the 4LATER Select Advantage rider are subject to restrictions on the allocation of their account value within the various investment choices.

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals.  To mitigate the increased risks associated with guaranteed benefits, we utilize a dynamic hedging program.  The customized dynamic hedging program uses equity, interest rate and currency futures positions, interest rate and total return swaps and equity-based options depending upon the risks underlying the guarantees.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.  For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product is significant to this segment.  The ALVA product accounted for 11%, 14% and 21% of our variable annuity product deposits in 2018, 2017 and 2016, respectively, and represented 38%, 40% and 41% of the segment’s total variable annuity product account values as of December 31, 2018, 2017 and 2016, respectively.  In addition, fund choices for certain of our other variable annuity products offered include American Fund Insurance SeriesSM (“AFIS”) funds.  AFIS funds accounted for 16%, 20% and 23% of variable annuity product deposits in 2018, 2017 and 2016, respectively, and represented 45%, 47% and 47% of the segment’s total variable annuity product account values as of December 31, 2018, 2017 and 2016, respectively.

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value.  Our fixed annuity product offerings consist of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime incomes.  Fixed annuity contracts are general account obligations.  We bear the investment risk for fixed annuity contracts.  To protect from premature withdrawals, we impose surrender charges.  Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.  On some policies, we also have a market value adjustment provision that protects us against disintermediation risk in the case of rapidly rising interest rates.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.

We offer single and flexible premium fixed deferred annuities.  Single premium fixed deferred annuities are contracts that allow only a single premium to be paid.  Flexible premium fixed deferred annuities are contracts that allow multiple premium payments, subject to contractual limits, on either a scheduled or non-scheduled basis.

Our fixed indexed annuities allow the contract holder to choose between a fixed interest crediting rate and an indexed interest crediting rate, which is based on the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), the S&P 500 Daily Risk Control 5%TM Index, the Balanced Capital Strength 6 Index (using First Trust Methodology), or the BlackRock iBLD Ascenda® Index.  The indexed interest credit is guaranteed never to be less than zero.

We offer guaranteed lifetime withdrawal benefit riders on certain fixed indexed annuities, namely Lincoln Lifetime IncomeSM Edge, Lincoln Lifetime Income Edge 2.0, and i4LIFE® Indexed Advantage.  Lincoln Lifetime Income Edge and Lincoln Lifetime Income Edge 2.0 are guaranteed lifetime withdrawal benefit riders which allow the contract holder the ability to take income based on single life age-bands that increase each year the contract holder delays taking income withdrawals.  Lincoln Lifetime Income Edge includes both a 5% compound enhancement to the guaranteed amount each year an income withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value. Lincoln Lifetime Income Edge 2.0 provides guaranteed lifetime income based off an income base that grows annually at the greater of a 7% simple enhancement or the current account value.

We also offer i4LIFE® Indexed Advantage on certain fixed indexed annuities which provides fixed indexed annuity contract holders with access and control during a portion of the income phase of their contract.  Each i4LIFE Indexed Advantage contract includes a GIB that guarantees regular income payments will not fall below a minimum income floor.  The GIB has the opportunity to increase, should regular income payments increase over the current GIB.

We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products. For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.

Indexed Variable Annuities

An indexed variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) and/or indexed accounts offered through the product.  The value of the variable sub-accounts varies with the performance of the underlying variable funds chosen by the contract holder.  The index interest crediting rate for an indexed account is based, in part, on the performance of an index.

We charge mortality and expense assessments and administrative fees on the variable funds to cover insurance and administrative expenses.  These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any variable fund equals the contract holder’s account value for that variable fund.  In addition, for some contracts, we impose surrender charges, which are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer a guaranteed benefit rider where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value or the total deposits made to the contract, adjusted to reflect any partial withdrawals.

We also offer the i4LIFE Advantage rider.  This rider allows annuity contract holders access and control during a portion of the income distribution phase of their contract.  This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.

We use derivatives to hedge the equity market risk associated with our indexed variable annuity products.   For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.

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

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid and large market employers, typically those that have defined contribution plans with $10 million or more in account value.  The target market is primarily healthcare providers, public sector employers, corporations and educational institutions.  The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services.  The program allows the use of any mutual fund.  We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants.  We also earn investment margins on fixed annuities.  In 2018, we launched YourPathSM portfolios, a new series of target-date portfolios for employer-sponsored retirement plans.  These target-date portfolios are managed along multiple risk-based paths to support a more personalized investment approach based upon financial circumstances and risk tolerance.

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

Distribution

Retirement Plan Services products are primarily distributed in two ways:  through our Institutional Retirement Distribution team and by LFD.  Wholesalers distribute these products through advisers, consultants, banks, wirehouses and individual planners.  We remain focused on wholesaler productivity, increasing relationship management expertise and growing the number of broker-dealer relationships.

The Multi-Fund program is sold primarily by affiliated advisers.  The LINCOLN ALLIANCE program is sold primarily through consultants, registered independent advisers and both affiliated and non-affiliated financial advisers, planners and wirehouses.  LINCOLN DIRECTOR group variable annuity is sold in the small marketplace by intermediaries, including financial advisers and planners.

Competition

The retirement plan marketplace is very competitive and is comprised of many providers with no one company dominating the market for all products.  As stated above, we compete with numerous other financial services corporations in the small, mid and large employer markets.  The main factors upon which entities in this market compete are product strength, technology, service model delivery, participant education models, quality wholesale distribution access to intermediary firms and comprehensive marketing efforts to create brand recognition.  Our key differentiator is our high-touch, high-tech service model, which has been shown to drive positive outcomes for plan sponsors and participants.

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

Products

We offer four categories of life insurance products consisting of:

UL

UL insurance products provide life insurance with account values that earn rates of return based on company-declared interest rates.  Contract holder account values are invested in our general account investment portfolio, so we bear the risk of investment performance.  We offer a variety of UL products, such as Lincoln LifeGuarantee® UL, Lincoln LifeCurrent® UL and Lincoln LifeReserve® UL.  We also offer a UL BOLI product.

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

We also offer fixed IUL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account values earn credits based on the performance of indexes such as the S&P 500.  These products include Lincoln WealthPreserve® IUL, Lincoln WealthAccumulate® IUL,  Lincoln WealthAdvantage® IUL and Lincoln LifeReserve® IUL Accumulator.

As mentioned previously, we offer survivorship versions of our individual UL and IUL products.  These products insure two lives with a single policy and pay death benefits upon the second death.  These products include Lincoln LifeGuarantee® SUL and Lincoln WealthPreserve® Survivorship IUL.

A UL policy with a lifetime secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.  These products include Lincoln LifeGuarantee UL and Lincoln LifeGuarantee SUL.  The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different expense charges, cost of insurance charges and credited interest rates.  The parameters for the secondary guarantee requirement are listed in the contract.  As long as the contract holder pays the minimum premium or funds the policy to a level that keeps this calculated reference value positive, the policy is guaranteed to stay in force.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.

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

Our secondary guarantee benefits maintain the flexibility of a traditional UL or VUL policy, which allow a contract holder to take loans or withdrawals.  Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited.  The length of the guarantee may be increased at any time through additional excess premium deposits.  Reserves on UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of December 31, 2018 and 2017.

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

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products, including short and long-term disability, statutory disability and paid family medical leave administration and absence management services, term life, dental, vision and accident and critical illness benefits and services to the employer marketplace through various forms of employee-paid and employer-paid plans.

As discussed above, we completed the acquisition of the Liberty Group Business effective May 1, 2018.  As a result of the acquisition, Group Protection has expanded its target market for sales of its products and services to employer groups of all sizes, from small companies with fewer than 100 employees to large employers with 10,000 or more employees.  In addition to allowing us to expand our expertise across all size employers, the acquisition contributed enhanced disability and absence management competency.

Products

Disability Insurance and Services

We offer short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury.  Short-term disability generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days.  Long-term disability provides benefits following a longer waiting period, usually between 90 and 180 days and provides benefits for a longer period, at least 2 years and typically extending to normal (Social Security) retirement age.  The monthly benefits provided are subject to reduction when Social Security benefits are also paid.  We also provide insured coverage for the Hawaii, New Jersey and New York statutory disability programs, and New York’s statutory paid family leave program, as well as administrative services for employer self-funded statutory programs in specific states.

Absence Management

We offer a robust portfolio of absence management services to help employers manage their state and federal family medical and company leave programs, in conjunction with our disability coverage.  Our services provide a simple, compliant way to report and manage both leave and disability through a single expert source with integrated intake, coordinated claims management, communications and comprehensive reporting, along with state of the art self-service capabilities for employers and employees via a mobile application and web portal.

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

We offer employer-sponsored group critical illness insurance to employees and their covered dependents.  This product is predominantly purchased on an employee-paid basis.  The coverage provides for lump sum payouts upon the occurrence of one of the specified critical illness benefit triggers covered within a critical illness insurance policy.  This product also includes benefits and services that assist employees and their family members in prevention, early detection and treatment of critical illness events.

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

As of December 31, 2018, the policy for our reinsurance program was to retain up to $20 million on a single insured life.  As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2018.  As of December 31, 2018, approximately 46% of our total individual life in-force amount was reinsured.

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

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Protective, Athene Holding Ltd. (“Athene”) and Swiss Re represent our largest reinsurance exposures.  As of December 31, 2018, $12.1 billion was recoverable from Protective related to the Liberty Life acquisition and reflected within reinsurance recoverables on our Consolidated Balance Sheets.  Effective October 1, 2018, we entered into a Modco agreement with Athene to reinsure fixed and fixed indexed annuity products, which resulted in a $7.5 billion deposit asset reflected within other assets on our Consolidated Balance Sheets as of December 31, 2018.  As of December 31, 2018 and 2017, $1.5 billion and $1.8 billion, respectively, was recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re.

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

For risks related to reserves, see “Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals,” “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” and “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

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

As of February 14, 2019, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate us, were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
The Lincoln National Life Insurance Company (“LNL”)	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

Lincoln Life & Annuity Company of New York (“LLANY”)	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

Liberty Life Assurance Company of Boston (“LLACB”)	A	N/A	N/A	AA-
	(3rd of 16)			(4th of 21)
First Penn-Pacific Life Insurance Company (“FPP”)	A	A+	A1	A-
	(3rd of 16)	(5th of 19)	(5th of 21)	(7th of 21)

A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings.  Ratings are not recommendations to buy our securities.

All of our financial strength ratings are on outlook stable, except Fitch ratings, which are on outlook positive.  All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries can maintain these ratings.  Each rating should be evaluated independently of any other rating.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A for a discussion of our credit ratings.

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

In supervising and regulating insurance companies, state insurance departments, charged primarily with protecting contract holders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose.  Our principal insurance subsidiaries, LNL, LLANY, LLACB and FPP, are domiciled in the states of Indiana, New York, New Hampshire and Indiana, respectively.

The insurance departments of the domiciliary states exercise principal regulatory jurisdiction over our insurance subsidiaries.  The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy, licensing of companies and agents to transact business, prescribing and approving policy forms, regulating premium rates for some lines of business, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and standards of business conduct.  Insurance company regulation is discussed further in this section under “Insurance Holding Company Regulation.”

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts and business practices of insurers domiciled in their states.  Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).  State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws.  Our captive reinsurance and reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators.  We have not received any material adverse findings resulting from state insurance department examinations of our insurance, reinsurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2018.

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

The NAIC’s adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the framework for our newly issued term business in 2017 and will phase in the framework by January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business.  The NAIC is currently in the process of implementing changes to the statutory reserving, capital and accounting framework for variable annuities that are expected to go into effect as of January 1, 2020.  For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

For more information on statutory reserving and our use of captive reinsurance structures, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Insurance Subsidiaries’ Statutory Capital and Surplus” in the MD&A.

Insurance Holding Company Regulation

LNC and its primary insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the states of Indiana, New York and New Hampshire.  These insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information, including their capital structure, ownership, management, financial condition and certain inter-company transactions, including material transfers of assets and inter-company business agreements and to report material changes in that information.  These laws also require that inter-company transactions be fair and reasonable and, under certain circumstances, prior approval of the insurance departments must be received before entering into an inter-company transaction.  Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

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

Other jurisdictions in which our insurance subsidiaries are licensed to transact business may have similar or additional requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions.  Additional requirements in those jurisdictions may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control.  In addition, laws that govern the holding company structure also govern payment of dividends to us by our insurance subsidiaries.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A for a discussion of restrictions on subsidiaries’ dividends and other payments.

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

Category	Name	Description
Asset risk – affiliates	C-0	Risk of assets’ default for certain affiliated investments
Asset risk – others	C-1	Risk of assets’ default of principal and interest or fluctuation in fair value
Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest rate risk, health credit	C-3	Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to
risk and market risk		providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees
Business risk	C-4	Risk of general business

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

As of December 31, 2018, the RBC ratios of LNL, LLANY, LLACB and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves such as the issuance of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

See “Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation may affect our insurance subsidiary capital requirements or reduce our profitability.”

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to regulation under global, federal and state privacy laws.  These laws require that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure.  While we employ a robust and tested information security program, if regulators establish further regulations for addressing customer privacy, we may need to amend our policies and adapt our internal procedures. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – State Regulation  – Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”  For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

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

Significantly, swap documentation and processing requirements continue to change in light of rules for margining uncleared swaps. As we continue to prepare to comply with requirements to post initial margin beginning in 2020, we will be required to manage our derivatives trading and the attendant liquidity requirements in ways we continue to evaluate.  Although these rules provide some flexibility in the categories of eligible collateral, it is still possible that we may be required to hold more of our assets in cash and other low-yielding investments in order to satisfy margin requirements.  Documentation requirements attendant to the new margining regime are potentially burdensome and costly.  Swaps clearing requirements may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but have increased our exposure to central clearinghouses and clearing members with which we transact.  Central clearinghouses and regulators alike continue to evaluate the appropriate allocation of risk in the event of the failure of a clearing member or clearinghouse, and the results of these deliberations may change our use of derivatives in ways we cannot yet determine.  The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.

Our trading activities are also affected by the scheduled phaseout of LIBOR by the end of 2021 and the use of alternative reference rates and related adjustments.  We continue to monitor developments regarding these changes in order to reduce potential disruptions.  As financial services regulatory reform continues to evolve in the U.S. and abroad, and the marketplace continues to respond, the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain.

In addition, the Dodd-Frank Act directed the Securities and Exchange Commission (“SEC”) to study the implications resulting from the different standards applicable to broker-dealers and investment advisers and empowered the SEC to adopt a uniform fiduciary standard.  In January 2011, the SEC released its study on the obligations and standards of conduct of financial professionals.  The SEC staff initially recommended establishing a uniform fiduciary standard for investment advisers and broker-dealers when providing investment advice about securities, including guidance for principal trading and definitions of the duties of loyalty and care owed to retail customers that would be consistent with the standard that currently applies to investment advisers.  Then, in April 2018, pursuant to the authority granted by the Dodd-Frank Act, the SEC proposed “Regulation Best Interest,” which, if adopted, would establish a higher standard of care and disclosure for broker-dealers when making recommendations to retail customers, but would not create an explicit fiduciary duty.  For more information, see “SEC Proposals and Other Regulations relating to the Standard of Care Applicable to Investment Advisers and Broker-Dealers” below.

Additional provisions of the Dodd-Frank Act include, among other things, the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to certain corporate governance rules.  The SEC has postponed rule making on a number of these provisions indefinitely.  The Federal Insurance Office established under the Dodd-Frank Act issues annually a wide-ranging report on the state of insurance regulation in the U.S., together with a series of recommendations on ways to monitor and improve the regulatory environment.  The ultimate impact of these recommendations on our business is undeterminable at this time.

SEC Proposals and Other Regulations relating to the Standard of Care Applicable to Investment Advisers and Broker-Dealers

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

On April 18, 2018, the SEC proposed “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, which would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer.  The proposed rule includes guidance on what constitutes a “recommendation” and a definition of who would be a “retail customer” in addition to provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations.

In addition, the SEC proposed the use of a new disclosure document, the customer or client relationship summary, or Form CRS.  Form CRS is intended to provide retail investors with information about the nature of their relationship with their investment professional and would supplement other more detailed disclosures, including existing Form ADV for advisers and the new disclosures under Regulation Best Interest for broker-dealers.

Finally, the SEC proposed interpretative guidance providing clarity on an investment adviser’s fiduciary obligation under the Advisers Act.  The guidance indicates that investment advisers have a fiduciary duty to their clients that includes both a duty of care and a duty of loyalty and provides additional clarification of an investment adviser’s responsibilities under these fiduciary duties.  Investment advisers and broker-dealers would also need to disclose their registration status with the SEC in certain retail investor communications.  The comment period on the proposals closed on August 7, 2018.

In addition to the SEC proposed rules, the NAIC and several states, including Nevada, New Jersey and New York, have proposed and/or enacted laws and regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients and/or to meet a higher standard of care when providing advice to their clients.  These recent developments could result in additional requirements related to the sale of our products.

It is uncertain at this point how the original DOL definition of “fiduciary” will work in conjunction with any final rules adopted by the SEC, the NAIC or any individual state.  While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law.  Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Federal Tax Legislation

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act resulted in significant reforms for corporations (in addition to individuals), including the reduction in the corporate tax rate to 21% and the expansion of the tax base through the elimination or reduction of specified deductions and credits and incentives related to growth and development including providing for the immediate write-off of qualifying capital investment.  Specific provisions that affect corporations generally relate to limitations on the deductibility of expenses related to interest, executive compensation and business entertainment.  The Tax Act repealed the ability to carry back tax losses to prior tax years and also repealed the corporate Alternative Minimum Tax. The vast majority of the provisions in the Tax Act became effective January 1, 2018.

The Tax Act contains a number of provisions that directly impacted insurance companies.  Specifically, the Tax Act changed the calculation of tax reserves associated with policyholder liabilities, modified the computations of capitalized expenses for tax purposes of amounts incurred to originate or acquire insurance contracts (commonly referred to as the DAC tax), changed the proration formula used to determine the amount of dividends eligible to be included in the dividends-received deduction and added new rules related to reporting life settlement transactions.

We have done significant work in many areas of our business to understand and incorporate the tax changes required by the Tax Act.  As we expected, the Internal Revenue Service (“IRS”) and Treasury have issued a number of items of guidance in order to clarify the new rules, including Notices, Proposed and Final Regulations related to the deductibility of expenses related to interest, executive compensation and other business activities, as well as life settlement reporting and various international tax provisions.  We have actively participated with others in the industry to review and provide comments on the Proposed Regulations and other guidance.

Though the IRS and Treasury have issued guidance on a variety of issues, Congress has not yet passed a technical corrections bill to address certain issues in the original provisions of the Tax Act.  The House Ways and Means Committee circulated a draft technical corrections package in early 2019, but Congress has not yet passed any such legislation.  In addition, Congress reviewed a number of new legislative proposals in 2018 for tax reform related to retirement, innovation and individual income tax provisions. However, none of the proposals have been passed.  As a result, we cannot predict the full impact of the Tax Act until any such proposals have been passed and implemented and until final regulations or final administrative guidance have been issued.

Outside of tax reform, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies.  Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015.  As a result, the Social Security Administration’s 2018 Annual Report projects that the SSDI reserves will not be depleted until 2034 (which is unchanged from its 2017 Annual Report).

Health Care Reform Legislation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act.  This legislation, as well as subsequent state and federal laws and regulations, includes provisions that provide for additional taxes to help finance the cost of these reforms and substantive changes and additions to health care and related laws, which could potentially impact some of our lines of business.  We continue to monitor any efforts by the government to repeal or replace provisions of the Patient Protection and Affordable Care Act and those effects on our businesses.

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

Additional Legislative Trends

We have recently seen, and expect to continue to see, proposed legislation by Congress focused on creating increased access to lifetime income options in retirement plans, facilitating the ability of small employers to offer access to retirement savings vehicles to their employees, and facilitating the use of automatic contributions to increase retirement plan savings.  To the extent such, or similar, proposed legislation is enacted into law, the financial services industry could benefit from continued or increased savings in retirement and annuity solutions, including through the utilization of Lincoln’s suite of offerings.

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

Broker-Dealer and Securities Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia.  We also have subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules.  In addition, we have subsidiaries that are registered investment advisers under the Investment Advisers Act of 1940.  Agents, advisers and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners.  Regulation also extends to various LNC entities that employ or control those individuals.  The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

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

EMPLOYEES

As of December 31, 2018, we had a total of 11,034 employees.  In addition, we had a total of 1,028 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

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

The information contained on our website is not included as part of, or incorporated by reference into, this report.

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

State Regulation

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business.  The supervision and regulation relate to numerous aspects of our business and financial condition.  The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.  This system of supervision and regulation covers, among other things:

•	Market conduct standards;
•	Standards of minimum capital requirements and solvency, including RBC measurements;
•	Restrictions on certain transactions, including, but not limited to, reinsurance between our insurance subsidiaries and their affiliates;
•	Restrictions on the nature, quality and concentration of investments;
•	Restrictions on the receipt of reinsurance credit;
•	Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	Limitations on the amount of dividends that insurance subsidiaries can pay;
•	Licensing status of the company;
•	Certain required methods of accounting pursuant to statutory accounting principles (“SAP”);
•	Reserves for unearned premiums, losses and other purposes;
•	Payment of policy benefits (claims); and
•

Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products.  Changes in these laws and regulations, or in interpretations thereof, sometimes lead to additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.  For example, the NAIC is currently in the process of implementing changes to the accounting, reserve and RBC regulations related to the variable annuity business; however, this effort is still ongoing, and we are still evaluating what impact it could have on our financial condition or results of operations.  The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2018, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG38”) clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  A portion of our newly issued term and a portion of our newly issued UL insurance products are affected by XXX and AG38; certain term policies issued in 2017 and later are now reserved under principles-based reserves.  The application of both AG38 and XXX involve numerous interpretations.  If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies.  The New York State Department of Financial Services did not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted our New York-domiciled insurance subsidiary, LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  As a result, we phased in an increase in reserves over five years, from 2013 to 2017, resulting in a total increase of $450 million.

We have implemented, and plan to continue to implement, reinsurance and capital management transactions to mitigate the capital impact of XXX and AG38, including the use of captive reinsurance subsidiaries.  The NAIC adopted Actuarial Guideline 48 (“AG48”) regulating the terms of these arrangements that are entered into or amended in certain ways after December 31, 2014.  This guideline imposed restrictions on the types of assets that can be used to support the reinsurance in these kinds of transactions.  While we have executed AG48 compliant reserve financing transactions, we cannot provide assurance that in light of AG48 and/or future rules and regulations or changes in interpretations by state insurance departments that we will be able to continue to efficiently implement transactions or take other actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products and any required reserves.  If we are unable to continue to efficiently implement such solutions for any reason, we may realize lower than anticipated returns and/or reduced sales on such products.

Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

The collection and maintenance of personal data from our customers, including personally identifiable non-public financial and health information, subjects us to regulation under global, federal and state privacy laws.  These laws require that we institute certain policies and procedures in our business to safeguard personal data from our customers from improper use or disclosure.  The laws vary by jurisdiction, and it is expected that additional regulations will continue to be enacted.  In March 2017, New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities, became effective, and on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, and states are adopting versions of the model, establishing new standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events.  Other states have proposed or adopted broad privacy legislation that applies to all types of businesses, including California, which passed the California Consumer Right to Privacy Act in June 2018, granting new data protections and rights to California consumers.  In addition, the European General Data Protection Regulation (“GDPR”) adopted by the European Commission became effective in May 2018.  GDPR includes numerous protections for EU data subjects, including but not limited to notification requirements for data breaches, the right to access personal data, and the right to be forgotten.  Complying with these and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies.  Non-compliance could result in monetary penalties or significant legal liability.

Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems.  We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and our associates.  It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack.  If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur.  Such internal control inadequacies or non-compliance could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

In addition, we analyze customer data to better manage our business.  There has been increased scrutiny, including from U.S. state and federal regulators, regarding the use of “big data” techniques such as price optimization.  We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm, and any limitations could have a material impact on our business, financial condition and results of operations.

Federal Regulation

In addition, our broker-dealer and investment adviser subsidiaries as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA.  These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.  The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, advisers, registered representatives, associated persons and employees.  In recent years, there has been increased scrutiny of the insurance industry by these bodies, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents.  These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper.  These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

Regulations relating to the standard of care applicable to investment advisers and broker-dealers could result in additional disclosure and other requirements related to the sale and delivery of our products and services.

In 2016, the DOL released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities considered to be fiduciary investment advice under ERISA and the Internal Revenue Code.  On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued an opinion in the case Chamber of Commerce v. the U.S. Department of Labor vacating the DOL Fiduciary Rule and related applicable exemptions.  The DOL and the Department of Justice did not appeal the Fifth Circuit’s decision to the U.S. Supreme Court, and on June 21, 2018, the Fifth Circuit issued a mandate stating that the original definition of “fiduciary,” including the original five-part test, will apply going forward.

On April 18, 2018, the SEC proposed “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, which would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer.  The proposed rule includes guidance on what constitutes a “recommendation” and a definition of who would be a “retail customer” in addition to provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations.

In addition, the SEC proposed the use of a new disclosure document, the customer or client relationship summary, or Form CRS.  Form CRS is intended to provide retail investors with information about the nature of their relationship with their investment professional and would supplement other more detailed disclosures, including existing Form ADV for advisers and the new disclosures under Regulation Best Interest for broker-dealers.

Finally, the SEC proposed interpretative guidance providing clarity on an investment adviser’s fiduciary obligation under the Advisers Act.  The guidance indicates that investment advisers have a fiduciary duty to their clients that includes both a duty of care and a duty of loyalty and provides additional clarification of an investment adviser’s responsibilities under these fiduciary duties.  Investment advisers and broker-dealers would also need to disclose their registration status with the SEC in certain retail investor communications.  The comment period on the proposals closed on August 7, 2018.

In addition to the SEC proposed rules, the NAIC and several states, including Nevada, New Jersey and New York have proposed and/or enacted laws and regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients and/or to meet a higher standard of care when providing advice to their clients.  These recent developments could result in additional requirements related to the sale of our products.

It is uncertain at this point how the original DOL definition of “fiduciary” will work in conjunction with any final rules adopted by the SEC, the NAIC or any individual state.  While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law.  Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Changes in U.S. federal income tax law could impact our tax costs and the products that we sell.

In late 2017, President Trump signed the Tax Act into law.  The Tax Act included tax rate reductions for both individuals and businesses (corporations and unincorporated entities), with the reduction in the U.S. marginal tax rate for corporations from 35% to 21% being one of the central provisions of the Tax Act.  The Tax Act also expanded the tax base through the elimination or reduction of specified deductions and credits and provided incentives related to growth and development.

The changes made by the Tax Act continue to have numerous impacts on our business.  Notably, the change to the new 21% marginal corporate income tax rate has resulted in a lower overall effective tax rate as applied to our financial earnings as compared to years prior to the change.  The marginal rate change resulted in a reduction in our recorded deferred tax liability for GAAP purposes, a reduction in our admitted deferred tax asset recorded for statutory reporting and, for year-end 2018 reporting, changes to the factors used in determining our required surplus for statutory purposes and related RBC percentage.  Any future change in the marginal corporate tax rate will have an impact on our financial results.

In addition to the corporate tax rate reduction provided by the Tax Act, there were several provisions that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, modifications to the calculation of tax reserves associated with policyholder liabilities, changes to the computations of capitalized expenses for tax purposes of amounts incurred to originate or acquire insurance contracts (commonly referred to as the DAC tax) and the imposition of new life settlement reporting rules.  As a result of one of the specific Tax Act changes, the recorded tax benefit for the separate account dividends-received deduction included in our 2018 income tax provision was $78 million as compared to $210 million for 2017.  These provisions as a whole resulted in changes to our overall cash tax obligations beginning in 2018.

The IRS and Treasury have issued guidance in regard to specific provisions contained in the Tax Act.  The released guidance has been in the form of notices, proposed regulations and, in certain instances, final regulations.  We continue to review and analyze the guidance as it is released in order to ensure that our initial interpretations of the law changes were appropriate and that our estimates of the post-enactment impacts were reasonable.  Should final guidance in any form differ from preliminary guidance or from our initial interpretations, it could have an impact on our financial results and other related key financial measures.  Specifically, in the event that final guidance related to the Tax Act differs from our current interpretation of the provisions, or if additional tax legislation is enacted (inclusive or exclusive of a change in the marginal corporate tax rate), there could be an impact on our future earnings, GAAP equity and statutory RBC, free cash flows and the sales, pricing and profitability of our products.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our insurance and retirement operations.  Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate.  Some of these proceedings have been brought on behalf of various alleged classes of complainants.  In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.  Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.  See Note 14 for a description of legal and regulatory proceedings and actions.

Implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may subject us to substantial additional federal regulation, and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

Since it was enacted in 2010, the Dodd-Frank Act has brought wide-ranging changes to the financial services industry, including changes to the rules governing derivatives; a study by the SEC of the rules governing broker-dealers and investment advisers with respect to individual investors and investment advice, followed by proposed rulemaking; the creation of a Federal Insurance Office within the U.S. Treasury to gather information and make recommendations regarding regulation of the insurance industry; the creation of a resolution authority to unwind failing institutions; the creation of a Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.

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

Specifically, in August 2018, the FASB released Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, that is expected to result in significant changes to how we account for and report our insurance contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of deferred acquisition costs (“DAC”).  These changes may impose special demands on companies in the areas of employee training, internal controls, contract fulfillment and disclosure and may affect how we manage our business, including business processes such as design of compensation plans, product design, etc.  The effective date is January 1, 2021, and there are various transition methods by topic that we may elect upon adoption.  We will report results under the new accounting method as of the effective date, as well as for all periods presented.  We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.  See Note 2 for more information.

Our domestic insurance subsidiaries are subject to SAP.  Any changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.

The NAIC adopted an updated framework for the statutory accounting and capital requirements for variable annuities in the summer of 2018.   Changes to implement the framework into detailed regulations are currently underway and are expected to be effective January 1, 2020, with an optional phase-in period and early adoption permitted.  The resulting new variable annuity framework will likely result in changes in reserve and/or capital requirements and statutory surplus and could impact the volatility of those item(s).  Although we are still evaluating the potential impact of the changes on our financial condition and results of operations, we do not currently expect the impact will be material.  The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  The unwinding of conventional easing from major central banks, slowing of global growth, continued impact of falling global energy and other commodity prices, and the ability of the U.S. government to proactively address the fiscal imbalance remain key challenges for markets and our business.  These macro-economic conditions may have an adverse effect on us given our credit and equity market exposure.  In the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses.  Even in the absence of a market downturn, we are exposed to substantial risk of loss and downgrades due to market volatility.

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

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease.  As of December 31, 2018, 41% of our annuities business, 80% of our retirement plan services business and 99% of our life insurance business with guaranteed minimum interest or crediting rates were at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business.  Currently, new money rates continue to be near historically low levels, although the Federal Reserve increased the target range for the federal funds rate by 25 basis points four times during 2018 to a range of 2.25% to 2.50%.  The Federal Reserve will monitor economic data closely to determine its next steps to changes in monetary policy.  For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

The fee income that we earn on variable annuities is based primarily upon account values, and the fee income that we earn on VUL insurance policies is partially based upon account values.  Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee income.  Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.  If we had unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2018, we would have recorded unfavorable unlocking of approximately $25 million, pre-tax, for our Annuities segment and a favorable unlocking of approximately $70 million, pre-tax, for our Life Insurance segment and approximately $10 million, pre-tax, for our Retirement Plan Services segment.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

Certain of our variable annuity and fixed indexed annuity products include optional guaranteed benefit riders.  These include GDB (variable annuity only), GWB and GIB riders.  Our GWB, GIB and 4LATER® (a form of GIB rider) features have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”).  We calculate the value of the embedded derivative reserve and the benefit reserves based on the specific characteristics of each GLB feature.  The amount of reserves related to GDB is related to the difference between the value of the underlying accounts and the GDB, calculated using a benefit ratio approach.  The GDB reserves take into account the present value of total expected GDB payments, the present value of total expected GDB assessments over the life of the contract, claims paid to date and assessments to date.  Reserves for our GIB and certain GWB with lifetime benefits are based on a combination of fair value of the underlying benefit and a benefit ratio approach.  The benefit ratio approach takes into account, among other things, the present value of expected GIB payments, the present value of total expected GIB assessments over the life of the contract, claims paid to date and assessments to date.  For variable annuities, the amount of reserves related to those GWB that do not have lifetime benefits is based on the fair value of the underlying benefit.

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

We are a holding company and we have no direct operations.  Our principal asset is the capital stock of our insurance subsidiaries.  Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders, repurchase our securities and pay corporate expenses depends primarily on the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to us without prior approval of the Indiana insurance commissioner (the “Commissioner’’) only from unassigned surplus, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  LNL’s subsidiaries, LLANY and LLACB, are bound by similar restrictions under the laws of New York and New Hampshire, respectively.

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

We have a $2.5 billion unsecured facility, which expires on June 30, 2021.  We also have other facilities that we enter into in the ordinary course of business.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” in the MD&A and Note 13.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, mergers and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in regulations, including tax law changes, legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  During the fourth quarter of 2017, we recorded goodwill impairment of $905 million related to our Life Insurance segment.  Subsequent reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries.  As of December 31, 2018, we had a total of $1.8 billion of goodwill on our Consolidated Balance Sheets.  For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 10.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2018, we had a deferred tax asset of $1.2 billion.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

We regularly review our fixed maturity available-for-sale (“AFS”) securities (also referred to as “debt securities”) for declines in fair value that we determine to be other-than-temporary.

If we intend to sell a debt security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an other-than-temporary impairment (“OTTI”) has occurred and the amortized cost is written down to current fair value, with a corresponding change to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred, and the amortized cost is written down to the estimated recovery value with a corresponding change to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in other comprehensive income (loss) (“OCI”) to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.

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

Our valuation of fixed maturity, trading and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity, trading and equity securities and short-term investments, which are reported at fair value on our Consolidated Balance Sheets, represented the majority of our total cash and invested assets.  We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2018, we ceded $667.9 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.  As of December 31, 2018, we had $17.7 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $12.1 billion related to reinsurance agreements entered into with Protective in May 2018, providing for the reinsurance and administration of the Liberty Life Business sold to Protective in connection with the Liberty acquisition.  To support its obligations under the reinsurance agreements, Protective has established trust accounts for our benefit that fully collateralize the related reinsurance recoverable.  In addition, $1.5 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the Swiss Re trust changes as a result of ongoing reinsurance activity and was $2.4 billion as of December 31, 2018.  Furthermore, we hold trading securities to support the $177 million of funds withheld liabilities related to the Swiss Re treaties for which we would have the right of offset to the corresponding reinsurance receivables in the event of a default by Swiss Re.  In addition, our Modco agreement with Athene resulted in a $7.5 billion deposit asset as of December 31, 2018, which is fully collateralized.  For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 9.

The balance of the reinsurance is due from a diverse group of reinsurers.  The collectability of reinsurance is largely a function of the solvency of the individual reinsurers.  We perform annual credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business.  We also require assets in trust, LOCs or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions.  Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements.  The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract.  Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not.  An increase in reinsurance rates may affect the profitability of our insurance business.  Additionally, such a rate increase could result in our recapture of the business, which may result in a need for additional reserves and increase our exposure to claims.  While in recent years, we have faced a number of rate increase actions on in-force business, our management of those actions has not had a material effect on our results of operations or financial condition.  However, there can be no assurance that the outcome of future rate increase actions would similarly result in no material effect.  See Note 14 for a description of reinsurance related actions.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain key people.  Intense competition exists for the key employees with demonstrated ability, and we may be unable to hire or retain such employees.  The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees.  We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial condition.  Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining key employees, including financial advisers, wholesalers and other employees, as well as independent distributors of our products.

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

Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.

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

Publicly reported cyber-security threats and incidents have increased over recent periods.  Although hackers have attempted and will likely continue to try to infiltrate our computer systems, to date, we have not had a material security breach.  While we employ a robust and tested information security program, the preventative actions we take to reduce cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems, and, given the increasing sophistication of cyberattacks, in some cases, such incidents could occur and persist for an extended period of time without detection.  As a result, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated.  Such an occurrence may impede or interrupt our business operations and could adversely affect our reputation, business, financial condition and results of operations.

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

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers.  The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.  Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident.  For more information, see “Legislative, Regulatory and Tax – State Regulation – Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

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

Acquisitions of businesses, including our recent acquisition of LLACB, may not produce anticipated benefits resulting in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our operating results and financial condition.

Our acquisition of LLACB was completed in May 2018, and our integration efforts are underway.  Once completed however, an acquired business may not perform as projected, expense and revenue synergies may not materialize as expected and costs associated with the integration may be greater than anticipated.  Our financial results could be adversely affected by unanticipated performance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees or customers, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications.  Factors such as receiving the required governmental or regulatory approvals to merge the acquired entity, delays in implementation or completion of transition activities or a disruption to our or the acquired entity’s business could impact our results.

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

Our financial strength ratings, which are intended to measure our ability to meet contract holder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness.  A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry by making it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings, and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings.  This could lead to a decrease in fees as net outflows of assets increase, and therefore, result in lower fee income.  Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions.  The interest rates we pay on our borrowings are largely dependent on our credit ratings.  A downgrade of our debt ratings could affect our ability to raise additional debt, including bank lines of credit, with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital.

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

We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve specified capital adequacy or net income and stockholders’ equity levels.

As of December 31, 2018, we had approximately $1.2 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2018, we held statutory reserves of $5.3 billion.  These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves.  Under the LNL reinsurance arrangement, we held approximately $3.2 billion of statutory reserves.  LNL must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves.  Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.4 billion of statutory reserves as of December 31, 2018.  LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other LLANY arrangements, by which we established $715 million of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves.  As of December 31, 2018, LNL’s and LLANY’s RBC ratios exceeded the required ratio.  See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans, real estate, policy loans, limited partnership interests and other investments.  These asset classes represented 28% of the carrying value of our total cash and invested assets as of December 31, 2018.

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

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty.  In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the related loan or derivative exposure.  We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and/or equity investments.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure, corporate governance issues or other reasons.  A downturn in the U.S. or other economies could result in increased impairments.  There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

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

Our principal investments are in fixed maturity and equity securities, mortgage loans on real estate, policy loans, short-term investments, derivative instruments, limited partnerships and other invested assets.  The carrying value of such investments is as follows:

•

Fixed maturity securities are classified as AFS, except for those designated as trading securities, and are reported at their estimated fair value.  The difference between the estimated fair value and amortized cost of such securities (i.e., unrealized investment gains and losses) is recorded as a separate component of OCI, net of adjustments to DAC, contract holder related amounts and deferred income taxes;

•

Fixed maturity securities designated as trading securities and equity securities are recorded at fair value with subsequent changes in fair value recognized in realized gain (loss).  However, in certain cases, the trading and equity securities support reinsurance arrangements.  In those cases, offsetting the changes to fair value of the trading and equity securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.  In other words, the investment results for the trading and equity securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.  These types of securities represent 48% of our trading and equity securities;

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

Our businesses are intensely competitive.  We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength and claims-paying and credit ratings.  Our competitors include insurers, broker-dealers, investment advisers, asset managers, hedge funds and other financial institutions.  A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength or credit ratings than we do.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2018, LNC and our subsidiaries owned or leased approximately 2.8 million square feet of office and other space.  We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania, which includes space for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania, for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment.  We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, and 0.2 million square feet of office space in Atlanta, Georgia, primarily for our Group Protection segment.   An additional 0.4 million square feet of office space is owned or leased in other U.S. cities for branch offices.  In addition, we licensed 0.1 million square feet of office space in Dover, New Hampshire, for our Group Protection segment pursuant to a transition services agreement with Liberty.  This discussion regarding properties does not include information on field offices and investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 14, which is incorporated herein by reference.

Item 4.   Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 14, 2019, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	69	President, Chief Executive Officer and Director (since July 2007). President, Chief Operating Officer and Director (April 2006 - July 2007).

Lisa M. Buckingham	53

Executive Vice President and Chief People, Place and Brand Officer (since August 2018).  Executive Vice President and Chief Human Resources Officer (March 2011 - August 2018).  Senior Vice President and Chief Human Resources Officer (December 2008 - March 2011).

Ellen Cooper	54	Executive Vice President and Chief Investment Officer (since August 2012).

Randal J. Freitag	56

Executive Vice President and Chief Financial Officer (since January 2011) and Head of Individual Life (since June 2017).  Senior Vice President, Chief Risk Officer (2007 - December 2010).  Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).

Wilford H. Fuller	48

Executive Vice President (since March 2011) and President, Annuity Solutions (since March 2015).  President, Lincoln Financial Network (2) (since October 2012).  President and CEO, Lincoln Financial Distributors (2) (since February 2009).

Richard L. Mucci	68

Executive Vice President (since July 2018) and President, Group Protection (since July 2014).  Principal and Founder, Brant Point Consulting, LLC, a senior management advisory firm for the insurance industry (April 2012 - June 2014).

Jamie B. Ohl	53

Executive Vice President (since July 2018), President, Retirement Plan Services (since August 2015), and Head of Life and Annuity Operations (since July 2018).  General Partner, Edward Jones, a financial services firm (October 2014 - August 2015).   President, Tax Exempt Services, Voya, a provider of retirement, investment, and insurance products and services (October 2012 - September 2014).

Leon E. Roday	64

Executive Vice President and General Counsel (since December 2018).  Executive Vice President (December 2013 - February 2015), and General Counsel and Secretary (May 2004 - February 2015), Genworth Financial, an insurance company.

Kenneth S. Solon	58

Executive Vice President, Chief Information Officer and Head of Digital (since July 2018).  Executive Vice President, Chief Information Officer and Head of Administrative Services (January 2016 - July 2018).  Senior Vice President, Head of Technology (March 2015 - December 2015).  Senior Vice President, Head of Shared Services and Technology (January 2010 - March 2015).

(1)Age shown is based on the officer’s age as of February 14, 2019.

(2)Denotes an affiliate of LNC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC.  As of February 14, 2019, the number of shareholders of record of our common stock was 6,404.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2018 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
10/1/18 – 10/31/18	1,182,383	$63.91	1,182,383	$587

11/1/18 – 11/30/18	776,334	64.48	776,334	1,236

12/1/18 – 12/31/18	7,172,774	57.08	7,172,774	737

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended December 31, 2018, there were 9,131,491 shares purchased as part of publicly announced plans or programs.  This amount includes shares repurchased in the quarter pursuant to an accelerated share repurchase agreement (“ASR”) entered into on December 10, 2018.  The ASR provided for the up front delivery of 6,382,978 shares.  The transaction is scheduled to terminate during the first quarter of 2019, at which time the parties will settle the transaction in accordance with the terms of the agreement.

(2)

On November 8, 2018, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.25 billion.  Prior to this increase, our remaining security repurchase authorization was $575 million.  As of December 31, 2018, our remaining security repurchase authorization was $737 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

Item 6.  Selected Financial Data

The following selected financial data (in millions, except per share data) should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Total revenues	$16,424	$14,257	$13,330	$13,572	$13,554
Income (loss) from continuing operations	1,641	2,079	1,192	1,154	1,514
Net income (loss)	1,641	2,079	1,192	1,154	1,515
Per share data: (1)(2)
Income (loss) from continuing operations – basic	7.60	9.36	5.09	4.60	5.81
Income (loss) from continuing operations – diluted	7.40	9.22	5.03	4.51	5.67
Net income (loss) – basic	7.60	9.36	5.09	4.60	5.81
Net income (loss) – diluted	7.40	9.22	5.03	4.51	5.67
Common stock dividends	1.36	1.20	1.04	0.85	0.68

	As of December 31,
	2018	2017	2016	2015	2014
Assets	$298,147	$281,763	$261,627	$251,908	$253,348
Long-term debt:
Principal	5,686	4,673	5,123	5,323	5,023
Unamortized premiums (discounts), unamortized
debt issuance costs and fair value hedge
on interest rate swap agreements	153	221	222	230	218
Stockholders’ equity	14,350	17,322	14,478	13,617	15,740
Per common share data: (1)
Stockholders’ equity, including
accumulated other comprehensive income (loss)	69.71	79.43	63.97	55.84	61.35
Stockholders’ equity, excluding
accumulated other comprehensive income (loss)	67.73	64.62	57.05	52.38	49.29
Market value of common stock	51.31	76.87	66.27	50.26	57.67

(1)

Per share amounts were affected by the retirement of 13.2 million, 10.4 million, 19.3 million, 16.0 million and 12.5 million shares of common stock during the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)

To arrive at diluted earnings per share, if the effect of equity classification would result in a more dilutive earnings per share, we adjust the numerator used in the calculation of our diluted earnings per share to remove the mark-to-market adjustment for deferred units of LNC stock in our deferred compensation plans, which amounted to $18 million, $(7) million, $4 million and $(4) million for the years ending December 31, 2018, 2017, 2015 and 2014, respectively.  There was no such adjustment for the year ended December 31, 2016.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2018, compared with December 31, 2017, and the results of operations in 2018 and 2017, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  On May 1, 2018, we completed our acquisition of Liberty Life Assurance Company of Boston (“Liberty Life” or “LLACB”).  Beginning on May 1, 2018, the results of operations and financial condition of Liberty Life were consolidated with LNC.  Accordingly, all financial information presented herein for the year ended December 31, 2018, includes the accounts of LNC and the accounts of Liberty Life since May 1, 2018.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect: the cost of, or demand for, our subsidiaries’ products; the required amount of reserves and/or surplus; our ability to conduct business and our captive reinsurance arrangements as well as restrictions on the payment of revenue sharing and 12b-1 distribution fees; the impact of U.S. federal tax reform legislation on our business, earnings and capital; and the impact of any “best interest” standards of care adopted by the Securities and Exchange Commission (“SEC”) or other regulations adopted by federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers;

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

The risks included here are not exhaustive.  Other sections of this report, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which are incorporated herein by reference.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” above.  As discussed in Note 3, on May 1, 2018, we completed our acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business and individual life and individual and group annuity business, in a transaction accounted for under the acquisition method of accounting.  We ceded insurance policies relating to the individual life and individual and group annuity business to third-party reinsurers.  The operating results of Liberty Life are included in our Group Protection segment beginning on May 1, 2018.  The acquisition enables us to increase our market share within the group protection marketplace.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below.  For factors that could cause actual results to differ materially, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

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

The Federal Reserve’s forecast for 2019, as reported in December of 2018, indicated that economic activity will grow at an approximate rate of 2.3% over the next year, labor market indicators will remain strong and inflation will be near its target of 2%.  Driven by continued improvements in the labor market and inflation market conditions, the Federal Reserve increased the target range for the federal funds rate by 25 basis points four times during 2018 to a range of 2.25% to 2.50%.  The Federal Reserve will monitor economic data closely to determine its next steps to changes in monetary policy.

Regulatory Environment

U.S.-domiciled insurance entities are regulated at the state level, while certain products and services are also subject to federal regulation. Regulators may refine capital requirements and introduce new reserving standards for the life insurance industry.  Regulations recently adopted or currently under review can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry.  For example, on April 18, 2018, the SEC proposed “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, which would require a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Federal Regulation – Regulations relating to the standard of care applicable to investment advisers and broker-dealers could result in additional disclosure and other requirements related to the sale and delivery of our products and services” and “Part I – Item 1. Business – Regulatory” for a discussion of the potential effects of regulatory changes on our industry.

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

Significant Operational Matters

Strategic Digitization Initiative

We continue to make strategic investments in our businesses to grow revenues, further spur productivity and improve our efficiency and service to our customers.  These efforts include an enterprise-wide digitization initiative that intends to significantly enhance our customer experience and provide operational efficiencies over time to meet evolving consumer preferences and marketplace shifts.  We expect such efforts to have a net neutral impact during 2019 and ultimately see annual benefits beyond 2020 of approximately $90 million to $150 million, pre-tax, as a result of this initiative.

Targeted Annual Operating Earnings Per Share Growth

Growth in operating earnings per share (“EPS”) is a key driver of our long-term performance.  We believe that the key drivers to growing our operating EPS over time include:

•	Generating positive net flows through our product development and distribution;
•	Capital markets performing in-line with our expectations;
•	Expense discipline, our strategic digitization initiative and expense synergies of acquired businesses driving improvement in operating margins; and
•	Capital generation and active capital deployment, consisting of returning capital to common stockholders.

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

	For the Years Ended December 31,
	2018	2017	2016
Investment spread (1)	26.4%	31.0%	32.0%
Mortality/morbidity (2)	26.7%	24.3%	23.0%
Fees on AUM (3)	41.4%	40.1%	38.8%
VA riders (4)	5.5%	4.6%	6.2%
Total	100.0%	100.0%	100.0%

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

The costs of derivative instruments that we use to hedge these variable annuity products may increase as a result of a low interest rate environment.

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

Effective Tax Rates Resulting from the Tax Act

As a result of the Tax Cuts and Jobs Act (the “Tax Act”), we remeasured our existing deferred tax balances using the 21% marginal corporate income tax rate and recognized a $1.3 billion benefit in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) in 2017, as we were in a net deferred tax liability position.  For the year ended December 31, 2018, our net income benefited from the lower corporate income tax rate, and we estimate the following effective tax rates over the near term:  15%-17% for our consolidated operations, 14%-16% for Annuities, 15%-17% for Retirement Plan Services, 19%-21% for Life Insurance and 21% for Group Protection.

Issues and Outlook

Going into 2019, significant issues include:

•

Ongoing actions by government and regulatory authorities to introduce regulations or change existing regulations or guidance and any implementation of such actions, in a manner that could have a significant effect on our capital, earnings and/or business models;

•	Evolving market trends that have impacted sales of our various products;
•	Volatility in the capital markets that could include changes in equity markets and interest rates and/or adverse credit market conditions; and
•	Successful integration of any acquired businesses, including driving expense synergies.

In the face of these issues, we expect to focus on the following:

•

Continuing to make investments in our businesses, primarily in technology/digitization (including integrating and consolidating systems and processes), product innovation and distribution, to grow revenues, drive margin expansion and reduce costs;

•

Utilizing our product development and distribution resources to help us respond to evolving trends and regulatory changes and to shift our new business mix to focus on products in line with our long-term growth strategies;

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

•	Maintaining the flexibility to adjust the risk profile of assets within our investment portfolio; and
•	Managing our expenses aggressively through our strategic digitization initiative and expense synergies of acquired businesses 41 combined with continued financial discipline and execution excellence throughout our operations.

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

In addition, the following indirect costs are considered non-deferrable acquisition costs and must be charged to expense in the period incurred:

•	Administrative costs;
•	Rent;
•	Depreciation;
•	Occupancy costs;
•	Equipment costs (including data processing equipment dedicated to acquiring insurance contracts);
•	Trail commissions; and
•	Other general overhead.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2018, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$3,643	$244	$7,054	$210	$11,151
Unrealized gain (loss)	17	(1)	(903)	-	(887)
Carrying value	$3,660	$243	$6,151	$210	$10,264

DSI
Gross	$207	$11	$30	$-	$248
Unrealized gain (loss)	-	-	-	-	-
Carrying value	$207	$11	$30	$-	$248

DFEL
Gross	$279	$-	$2,967	$-	$3,246
Unrealized (gain) loss	-	-	(477)	-	(477)
Carrying value	$279	$-	$2,490	$-	$2,769

Fixed maturity available-for-sale (“AFS”) securities and certain derivatives are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of associated DAC, VOBA, DSI, future contract benefits, other contract holder funds and deferred income taxes.  The unrealized balances in the table above represent the DAC, VOBA, DSI and DFEL balances for these effects of unrealized gains and losses on fixed maturity AFS securities and certain derivatives.

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

For illustrative purposes, the following generally presents the hypothetical effects to net income (loss) attributable to changes in certain assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
Effect to
Change in Assumption	Net Income (Loss)	Description of Expected Effect
Higher equity markets	Favorable	Increase to fee income and decrease to changes in reserves.

Lower equity markets	Unfavorable	Decrease to fee income and increase to changes in reserves.

Higher investment margins	Favorable	Increase to interest rate spread on our fixed product line, including fixed portion of variable.

Lower investment margins	Unfavorable	Decrease to interest rate spread on our fixed product line, including fixed portion of variable.

Higher lapses	Unfavorable	Decrease to fee income, partially offset by decrease to benefits due to shorter contract life.

Lower lapses	Favorable	Increase to fee income, partially offset by increase to benefits due to longer contract life.

Unfavorable mortality	Unfavorable	Decrease to fee income and increase to changes in reserves due to shorter contract life.

Favorable mortality	Favorable	Increase to fee income and decrease to changes in reserves due to longer contract life.

Details underlying the effect to net income (loss) from unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Income (loss) from operations:
Annuities	$13	$15	$(10)
Retirement Plan Services	(2)	(1)	(2)
Life Insurance	(20)	(16)	14
Excluded realized gain (loss)	8	(20)	48
Net income (loss)	$(1)	$(22)	$50

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

2016

•

For Annuities, unfavorable unlocking was driven by updates to our capital markets and interest rate assumptions and other items, partially offset by favorable updates to our policyholder behavior assumptions.

•

For Retirement Plan Services, unfavorable unlocking was driven by updates to our policyholder behavior, capital markets and interest rate assumptions, partially offset by favorable updates to other items.

•

For Life Insurance, favorable unlocking was driven by updates to certain in-force policy charges, expense assumptions and other items, partially offset by unfavorable updates to our interest rate and mortality assumptions.

•	For excluded realized gain (loss), favorable unlocking was driven by updates to our policyholder behavior and capital markets assumptions, partially offset by unfavorable updates to other items.

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate increase of approximately 1% followed by growth going forward of 6.5% to 8.25% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments.  If we had unlocked our RTM assumption as of December 31, 2018, we would have recorded an unfavorable unlocking of approximately $25 million, pre-tax, for Annuities and a favorable unlocking of approximately $70 million, pre-tax, for Life Insurance and approximately $10 million, pre-tax, for Retirement Plan Services.

Investments

Invested assets are an integral part of our operations, and we invest in fixed maturity securities that are primarily classified as available-for-sale and carried at fair value with the difference from amortized cost included in stockholders’ equity as a component of AOCI.  We also invest in equity securities that are carried at fair value with changes in fair value recognized in realized gain (loss).  See “Consolidated Investments” below for more information.

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

The following summarizes our investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2018:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$675	$79,912	$-	$80,587
Priced by independent broker quotations	-	-	1,641	1,641
Priced by matrices	-	12,362	-	12,362
Priced by other methods (1)	-	-	2,580	2,580
Total	$675	$92,274	$4,221	$97,170

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our fixed maturity AFS securities classified within Level 3 of the fair value hierarchy as of December 31, 2018 and 2017, see Notes 1 and 20.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active.  Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread.  As of December 31, 2018, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of December 31, 2018, we used broker quotes for 38 securities as our final price source, representing less than 1% of total securities owned.

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

Write-Downs for OTTI and Valuation Allowances

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be other-than-temporary.  For additional details, see “Consolidated Investments” below and Notes 1 and 5.

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

Write-downs and valuation allowances on commercial mortgage loans, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value.  All commercial mortgage loans that are impaired have an established valuation allowance.  Changing economic conditions affect our valuation of commercial mortgage loans.  Increasing vacancies, declining rents and the like are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase in) a valuation allowance.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value reduction.  Where warranted, we have established or increased our valuation allowance based upon this analysis.

We have also established a valuation allowance on our residential mortgage loan portfolio that includes a specific valuation allowance for loans that are deemed to be impaired as well as a general valuation allowance for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss has occurred.  The general valuation allowance on our residential mortgage loan portfolio is based on loss history adjusted for current conditions.

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

Within our individual annuity business, 64% and 65% of our variable annuity account values contained GLB features as of December 31, 2018 and 2017, respectively.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of December 31, 2018 and 2017, 27% and 5%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2018 and 2017, was $1.3 billion and $342 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $1.3 billion, net of reinsurance.  Our fair value estimates of the GLB embedded derivatives, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GLB embedded derivatives are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 49 million scenarios.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market-consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality, risk margins, maintenance expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.  For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of December 31, 2018, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(86)	$(28)	$(10)	$3

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(21)	$(6)	$(2)	$(12)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$(6)	$(2)	$1	$1

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In
	Equity	Interest	Market
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(17)
Scenario 2	-10%	-25.0 bps	+2%	(53)
Scenario 3	-20%	-50.0 bps	+4%	(195)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of December 31, 2018, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

As of October 1, 2018, we performed our annual quantitative goodwill impairment test for our reporting units, and the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

As of October 1, 2017, we performed our annual quantitative goodwill impairment test for our reporting units that resulted in impairment of the Life Insurance reporting unit goodwill of $905 million during the fourth quarter of 2017 driven primarily from the impact of the December 22, 2017, enactment of the Tax Act that increased the carrying value of the Life Insurance reporting unit in excess of its fair value.

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

Refer to Note 10 for goodwill and specifically identifiable intangible assets by segment.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense.  Determining these amounts requires analysis and interpretation of current tax laws and regulations.  Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets.  These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.  Legislative changes to the Internal Revenue Code of 1986, as amended, modifications or new regulations, administrative rulings, or court decisions could increase or decrease our effective tax rate.

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our net operating loss deferred tax asset, will be realized.  For additional information on our income taxes, see Note 7.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,102	$1,074	$935
Retirement Plan Services	171	149	127
Life Insurance	645	536	515
Group Protection	187	103	65
Other Operations	(225)	(108)	(102)
Excluded realized gain (loss), after-tax	(37)	(218)	(337)
Gain (loss) on early extinguishment of debt, after-tax	(18)	(3)	(41)
Income (loss) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	-	2
Benefit ratio unlocking, after-tax	(136)	129	28
Net impact from the Tax Cuts and Jobs Act	19	1,322	-
Impairment of intangibles, after-tax	-	(905)	-
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(67)	-	-
Net income (loss)	$1,641	$2,079	$1,192

	For the Years Ended December 31,
	2018	2017	2016
Deposits
Annuities	$12,363	$8,710	$8,214
Retirement Plan Services	10,068	8,563	7,657
Life Insurance	6,438	6,317	5,768
Total deposits	$28,869	$23,590	$21,639

Net Flows
Annuities (1)	$(139)	$(2,707)	$(1,560)
Retirement Plan Services (1)	2,546	1,443	654
Life Insurance	4,679	4,532	4,119
Total net flows (1)	$7,086	$3,268	$3,213

(1)	The prior years have been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of December 31,
	2018	2017	2016
Account Values
Annuities	$121,279	$137,016	$124,905
Retirement Plan Services	67,055	67,369	58,434
Life Insurance	49,589	49,048	45,789
Total account values	$237,923	$253,433	$229,128

Comparison of 2018 to 2017

Net income decreased due primarily to the following:

•

One-time federal income tax benefit in 2017 related to the remeasurement of our net deferred tax liability balance to reflect the new 21% marginal corporate income tax rate as a result of the 2017 Tax Act, partially offset by lower federal income tax expense in 2018 as a result of the Tax Act.

•	Acquisition and integration costs incurred as part of our acquisition, higher strategic digitization expense and higher loss on early extinguishment of debt.

•	Lower amortization of deferred gain on business sold through reinsurance in 2018 as a gain was fully amortized during the second quarter of 2017.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	Goodwill impairment in our Life Insurance segment during 2017 (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above for more information).
•	Realized gains as compared to realized losses in 2017.
•	Growth in average account values, business in force and group earned premiums.
•	The acquisition of Liberty Life effective May 1, 2018.
•	The effect of unlocking.

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

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Operating Revenues
Insurance premiums (1)	$390	$475	$331
Fee income	2,342	2,244	2,068
Net investment income	1,005	1,038	1,033
Operating realized gain (loss) (2)	192	179	178
Amortization of deferred gain on
business sold through reinsurance	8	-	-
Other revenues (3)	446	442	423
Total operating revenues	4,383	4,378	4,033
Operating Expenses
Interest credited	587	581	580
Benefits (1)	673	726	597
Commissions and other expenses	1,838	1,798	1,679
Total operating expenses	3,098	3,105	2,856
Income (loss) from operations before taxes	1,285	1,273	1,177
Federal income tax expense (benefit)	183	199	242
Income (loss) from operations	$1,102	$1,074	$935

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income driven by higher average daily variable account values, partially offset by the effect of unlocking.
•	Lower benefits due to the effect of unlocking, partially offset by an increase in the growth in benefit reserves due to equity market performance and costs associated with our hedge program.
•	Amortization of deferred gain on business sold through reinsurance in 2018 as a result of the annuity reinsurance agreement (see “Additional Information” below).

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to the effect of unlocking and higher average account values, resulting in higher trail commissions.
•

Lower net investment income, net of interest credited, driven by lower prepayments and bond make-whole premiums and spread compression due to average new money rates trailing our current portfolio yields.

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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

For the year ended December 31, 2018, the federal income tax expense was primarily impacted by the lower marginal corporate income tax rate and tax law changes to the separate account dividends-received deduction as a result of the Tax Act and other items.  For the year ended December 31, 2017, the federal income tax expense was driven by one-time and run-rate adjustments primarily associated with our separate account dividends-received deduction.

Effective October 1, 2018, we entered into an agreement with Athene Holding Ltd. (“Athene”) to reinsure approximately $7.7 billion of in-force fixed and fixed indexed annuity products on a modified coinsurance (“Modco”) basis.  The capital generated from this transaction was primarily used to fund the December 2018 accelerated share repurchase program of $450 million.  We expect an ongoing reduction in income from operations in future periods as a result of this Modco reinsurance transaction.  We continue to remain focused on the continued growth of both our fixed and variable annuity business.  For additional information on our annuity reinsurance agreement and this accelerated share repurchase program, see Note 9 and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities,” respectively.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  As a result of our strategic decision to participate in more segments of the marketplace, we returned to positive net flows during the fourth quarter of 2018.  We believe our net flows will continue to remain positive and show continued improvement during 2019 as we continue to focus on our product and distribution expansion.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 9%, 9% and 8% in 2018, 2017 and 2016, respectively.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Fee Income
Mortality, expense and other assessments	$2,322	$2,212	$2,038
Surrender charges	30	30	31
DFEL:
Deferrals	(39)	(37)	(38)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	31	33	30
Unlocking	(2)	6	7
Total fee income	$2,342	$2,244	$2,068

	As of or For the Years Ended
	December 31,
	2018	2017	2016
Variable Account Value Information
Variable annuity deposits (1)	$5,105	$4,524	$4,456
Increases (decreases) in variable annuity account values:
Net flows (1)(2)	(4,580)	(4,530)	(3,231)
Change in market value (1)(2)	(5,412)	16,512	6,416
Contract holder assessments (1)	(2,484)	(2,378)	(2,232)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable annuity
products	2,867	1,822	2,053
Variable annuity account values (1)	104,737	114,342	102,914
Average daily variable annuity account values (1)	113,595	109,189	100,636
Average daily S&P 500 (3)	2,744	2,448	2,094

(1)	Excludes the fixed portion of variable.
(2)	The prior years have been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.
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

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily variable account values are driven by net flows and variable fund returns.  Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount.  We may collect surrender charges when our fixed and variable annuity contract holders surrender their contracts during the surrender charge period to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” below for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$835	$841	$850
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	21	45	29
Surplus investments (2)	149	152	154
Total net investment income	$1,005	$1,038	$1,033

Interest Credited
Amount provided to contract holders	$600	$568	$562
DSI deferrals	(43)	(20)	(14)
Interest credited before DSI amortization	557	548	548
DSI amortization:
Amortization, excluding unlocking	30	29	30
Unlocking	-	4	2
Total interest credited	$587	$581	$580

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Years Ended December 31,
	2018	2017	2016
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	3.88%	3.98%	4.14%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.10%	0.24%	0.14%
Net investment income yield on reserves	3.98%	4.22%	4.28%
Interest rate credited to contract holders	2.27%	2.34%	2.40%
Interest rate spread	1.71%	1.88%	1.88%

	As of or For the Years Ended
	December 31,
	2018	2017	2016
Fixed Account Value Information
Fixed annuity deposits (1)	$7,258	$4,186	$3,758
Increases (decreases) in fixed annuity account values:
Net flows (1)(2)	4,441	1,823	1,671
Contract holder assessments (1)	(31)	(31)	(30)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable annuity
products	(2,867)	(1,822)	(2,053)
Reinvested interest credited (1)	440	878	654
Fixed annuity account values (1)	16,542	22,675	21,991
Average fixed account values (1)	20,591	22,327	21,888
Average invested assets on reserves	18,580	18,315	17,950

(1)	Includes the fixed portion of variable.
(2)	The prior years have been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Benefits
Net death and other benefits, excluding unlocking	$699	$743	$594
Unlocking	(26)	(17)	3
Total benefits	$673	$726	$597

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and costs associated with the hedging of our benefit ratio unlocking on benefit reserves associated with our variable annuity GDB and GLB riders.  For a corresponding offset of changes in income annuity reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Commissions and Other Expenses
Commissions:
Deferrable	$505	$349	$357
Non-deferrable	573	567	493
General and administrative expenses	425	417	403
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	4	4	4
Taxes, licenses and fees	34	33	31
Total expenses incurred, excluding broker-dealer	1,541	1,370	1,288
DAC deferrals	(578)	(411)	(409)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	963	959	879
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	403	405	366
Unlocking	7	(4)	17
Broker-dealer expenses incurred	465	438	417
Total commissions and other expenses	$1,838	$1,798	$1,679

DAC Deferrals
As a percentage of sales/deposits	4.7%	4.7%	5.0%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Operating Revenues
Fee income	$256	$248	$228
Net investment income	899	899	859
Other revenues (1)	23	18	16
Total operating revenues	1,178	1,165	1,103
Operating Expenses
Interest credited	555	537	514
Benefits	2	1	1
Commissions and other expenses	421	423	414
Total operating expenses	978	961	929
Income (loss) from operations before taxes	200	204	174
Federal income tax expense (benefit)	29	55	47
Income (loss) from operations	$171	$149	$127

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher fee income driven by higher average daily variable account values.

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

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 11%, 12% and 13% for 2018, 2017 and 2016, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 23%, 25% and 28% for 2018, 2017 and 2016, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Fee Income
Annuity expense assessments	$189	$184	$170
Mutual fund fees	65	63	56
Total expense assessments	254	247	226
Surrender charges	2	1	2
Total fee income	$256	$248	$228

	For the Years Ended December 31,
	2018	2017	2016
Net Flows By Market (1)
Small market	$290	$232	$457
Mid – large market	3,401	2,243	947
Multi-Fund® and other	(1,145)	(1,031)	(750)
Total net flows	$2,546	$1,444	$654

(1)	The prior years have been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Years Ended
	December 31,
	2018	2017	2016
Variable Account Value Information
Variable annuity deposits (1)	$1,803	$1,954	$1,693
Increases (decreases) in variable annuity account values:
Net flows (1)(2)	(453)	(597)	(311)
Change in market value (1)(2)	(885)	2,545	1,209
Contract holder assessments (1)	(159)	(153)	(144)
Variable annuity account values (1)	14,413	16,129	14,511
Average daily variable annuity account values (1)	15,989	15,052	13,950
Average daily S&P 500	2,744	2,448	2,094

(1)	Excludes the fixed portion of variable.
(2)	The prior years have been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

	As of or For the Years Ended
	December 31,
	2018	2017	2016
Mutual Fund Account Value Information
Mutual fund deposits	$6,219	$4,434	$3,859
Mutual fund net flows	2,902	1,766	921
Mutual fund account values (1)	32,876	32,516	26,040

(1)	Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

We charge expense assessments to cover insurance and administrative expenses.  Expense assessments are generally equal to a percentage of the daily variable account values.  Average daily account values are driven by net flows and the equity markets.  Our expense assessments include fees we earn for the services that we provide to our mutual fund programs.  We may collect surrender charges when our fixed and variable annuity contract holders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$806	$789	$762
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	18	34	28
Surplus investments (2)	75	76	69
Total net investment income	$899	$899	$859

Interest Credited	$555	$537	$514

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Years Ended December 31,
	2018	2017	2016
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.23%	4.32%	4.50%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.09%	0.19%	0.16%
Net investment income yield on reserves	4.32%	4.51%	4.66%
Interest rate credited to contract holders	2.90%	2.92%	3.00%
Interest rate spread	1.42%	1.59%	1.66%

	As of or For the Years Ended
	December 31,
	2018	2017	2016
Fixed Account Value Information
Fixed annuity deposits (1)	$2,046	$2,175	$2,105
Increases (decreases) in fixed annuity account values:
Net flows (1)(2)	97	274	44
Reinvested interest credited (1)	558	542	513
Contract holder assessments (1)	(11)	(9)	(8)
Fixed annuity account values (1)	19,766	18,724	17,883
Average fixed account values (1)	19,164	18,373	17,081
Average invested assets on reserves	19,044	18,230	16,958

(1)	Includes the fixed portion of variable.
(2)	The prior years have been restated to conform to the current year presentation, which has been modified to be consistent across our business segments.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Commissions and Other Expenses
Commissions:
Deferrable	$7	$10	$14
Non-deferrable	71	67	63
General and administrative expenses	318	331	321
Taxes, licenses and fees	19	17	18
Total expenses incurred	415	425	416
DAC deferrals	(22)	(29)	(30)
Total expenses recognized before amortization	393	396	386
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	25	25	25
Unlocking	3	2	3
Total commissions and other expenses	$421	$423	$414

DAC Deferrals
As a percentage of annuity sales/deposits	0.6%	0.7%	0.8%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Operating Revenues
Insurance premiums (1)	$817	$773	$703
Fee income	3,392	3,122	2,946
Net investment income	2,697	2,643	2,562
Operating realized gain (loss) (2)	(5)	(13)	1
Other revenues	21	33	34
Total operating revenues	6,922	6,558	6,246
Operating Expenses
Interest credited	1,414	1,404	1,394
Benefits	3,345	3,189	2,677
Commissions and other expenses	1,371	1,185	1,422
Total operating expenses	6,130	5,778	5,493
Income (loss) from operations before taxes	792	780	753
Federal income tax expense (benefit)	147	244	238
Income (loss) from operations	$645	$536	$515

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of 2018 to 2017

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force and the effect of unlocking.
•	Lower federal income tax expense due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•

Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields and lower prepayment and bond make-whole premiums.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to the effect of unlocking.
•	Higher benefits due to growth in business in force and slightly less favorable mortality, partially offset by the effect of unlocking.

Comparison of 2017 to 2016

Income from operations for this segment increased due primarily to the following:

•	Lower commissions and other expenses due to the effect of unlocking.
•	Higher fee income due to growth in business in force, partially offset by the effect of unlocking.
•	Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments, partially

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

Additional Information

During 2018, we experienced slightly less favorable mortality as compared to our expectations.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Fee Income
Cost of insurance assessments	$2,136	$1,981	$1,810
Expense assessments	1,529	1,455	1,299
Surrender charges	45	52	40
DFEL:
Deferrals	(829)	(718)	(593)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	457	355	334
Unlocking	54	(3)	56
Total fee income	$3,392	$3,122	$2,946

	For the Years Ended December 31,
	2018	2017	2016
Sales by Product
UL	$43	$52	$95
MoneyGuard®	226	268	214
IUL	62	70	90
VUL	268	194	180
Term	113	114	114
Total individual life sales	712	698	693
Executive Benefits	52	100	44
Total sales	$764	$798	$737

Net Flows
Deposits	$6,438	$6,317	$5,768
Withdrawals and deaths	(1,759)	(1,785)	(1,649)
Net flows	$4,679	$4,532	$4,119

Contract Holder Assessments	$4,869	$4,647	$4,253

	As of December 31,
	2018	2017	2016
Account Values
General account	$36,612	$36,072	$35,525
Separate account	12,977	12,976	10,264
Total account values	$49,589	$49,048	$45,789

In-Force Face Amount
UL and other	$343,922	$341,044	$336,851
Term insurance	399,877	379,108	356,083
Total in-force face amount	$743,799	$720,152	$692,934

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$2,366	$2,337	$2,318
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	28	46	51
Alternative investments (2)	133	98	45
Surplus investments (3)	170	162	148
Total net investment income	$2,697	$2,643	$2,562

Interest Credited	$1,414	$1,404	$1,394

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Years Ended December 31,
	2018	2017	2016
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.93%	5.07%	5.20%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.06%	0.10%	0.12%
Alternative investments	0.30%	0.23%	0.12%
Net investment income yield on reserves	5.29%	5.40%	5.44%
Interest rate credited to contract holders	3.82%	3.84%	3.88%
Interest rate spread	1.47%	1.56%	1.56%

	For the Years Ended December 31,
	2018	2017	2016
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$44,015	$42,016	$40,332
General account values	36,698	36,191	35,554

Attributable to traditional products:
Invested assets on reserves	4,127	4,311	4,240

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Benefits
Death claims direct and assumed	$4,295	$4,531	$4,088
Death claims ceded	(1,648)	(1,997)	(1,750)
Reserves released on death	(586)	(646)	(593)
Net death benefits	2,061	1,888	1,745
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	676	665	619
Unlocking	(61)	50	(170)
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	385	317	222
Unlocking	(24)	(19)	(15)
Other benefits (1)	308	288	276
Total benefits	$3,345	$3,189	$2,677

Death claims per $1,000 of in-force	2.82	2.68	2.58

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Commissions and Other Expenses
Commissions	$760	$734	$734
General and administrative expenses	541	580	536
Expenses associated with reserve financing	91	91	87
Taxes, licenses and fees	179	155	158
Total expenses incurred	1,571	1,560	1,515
DAC and VOBA deferrals	(914)	(847)	(831)
Total expenses recognized before amortization	657	713	684
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	545	479	514
Unlocking	165	(11)	220
Other intangible amortization	4	4	4
Total commissions and other expenses	$1,371	$1,185	$1,422

DAC and VOBA Deferrals
As a percentage of sales	119.6%	106.1%	112.8%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for 2018 and 2017, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Operating Revenues
Insurance premiums	$3,383	$1,998	$1,940
Net investment income	260	168	176
Other revenues (1)	114	35	14
Total operating revenues	3,757	2,201	2,130
Operating Expenses
Interest credited	5	2	2
Benefits	2,455	1,351	1,322
Commissions and other expenses	1,060	690	706
Total operating expenses	3,520	2,043	2,030
Income (loss) from operations before taxes	237	158	100
Federal income tax expense (benefit)	50	55	35
Income (loss) from operations	$187	$103	$65

(1)    Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Years Ended December 31,
	2018	2017	2016
Income (Loss) from Operations by Product Line
Life	$72	$49	$25
Disability	123	55	40
Dental	(8)	(2)	(1)
Total non-medical	187	102	64
Medical	-	1	1
Income (loss) from operations	$187	$103	$65

Comparison of 2018 to 2017

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

Additional Information

Income from operations for the year ended December 31, 2018, includes eight months of activity from Liberty Life due to the acquisition that closed on May 1, 2018.  The acquisition resulted in increases in all pre-tax line items presented in the table above.  For more information about our acquisition, see Note 3.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time.  We expect normal fluctuations in our total loss ratio, as claims experience is inherently uncertain.  For every one percent increase in the total loss ratio, we would expect an approximate annual $31 million to $35 million decrease to income from operations.  The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.”

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Insurance Premiums by Product Line
Life	$1,246	$829	$821
Disability	1,838	910	890
Dental	299	259	229
Total insurance premiums	$3,383	$1,998	$1,940

Sales by Product Line
Life	222	179	178
Disability	257	199	193
Dental	101	126	99
Total sales	$580	$504	$470

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Benefits and Interest Credited by Product Line
Life	$857	$540	$562
Disability	1,386	633	603
Dental	217	180	159
Total benefits and interest credited	$2,460	$1,353	$1,324

Loss Ratios by Product Line
Life	68.8%	65.1%	68.4%
Disability (1)	75.4%	67.9%	67.8%
Dental	72.7%	69.3%	69.3%
Total (1)	72.7%	66.9%	68.3%

(1)	Excludes the impact of the recapture of certain long-term disability business in the third quarter of 2017.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.  When comparing our life and disability loss ratios for 2018 and 2017, the increase in 2018 was driven primarily by the Liberty Life acquisition as we combined two blocks of business with different loss characteristics.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Commissions and Other Expenses
Commissions	$339	$257	$248
General and administrative expenses	623	374	351
Taxes, licenses and fees	94	49	57
Total expenses incurred	1,056	680	656
DAC deferrals	(94)	(69)	(76)
Total expenses recognized before amortization	962	611	580
DAC and VOBA amortization, net of interest (1)	93	79	126
Other intangible amortization (1)	5	-	-
Total commissions and other expenses	$1,060	$690	$706

DAC Deferrals
As a percentage of insurance premiums	2.8%	3.5%	3.9%

(1)	See Note 3 for information regarding intangible assets acquired as part of the Liberty Life acquisition.

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized as a level percent of insurance premiums of the related contracts, depending on the block of business.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred rather than deferred and amortized.  Generally, we have higher amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.  When comparing DAC deferrals as a percentage of insurance premiums for 2018 and 2017, the decrease was driven by a change in our sales mix to products with lower commission rates as a result of the blocks of business acquired during 2018.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Operating Revenues
Insurance premiums (1)	$11	$10	$14
Net investment income	224	242	244
Amortization of deferred gain on
business sold through reinsurance	1	22	71
Other revenues	(1)	13	3
Total operating revenues	235	287	332
Operating Expenses
Interest credited	56	65	73
Benefits	106	117	143
Other expenses	25	47	50
Interest and debt expense	274	253	269
Strategic digitization expense	76	43	8
Total operating expenses	537	525	543
Income (loss) from operations before taxes	(302)	(238)	(211)
Federal income tax expense (benefit)	(77)	(130)	(109)
Income (loss) from operations	$(225)	$(108)	$(102)

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2018 to 2017

Loss from operations for Other Operations increased due primarily to the following:

•	Less favorable federal income tax benefit due to the change in the marginal corporate income tax rate as a result of the Tax Act.
•	Higher strategic digitization expense as part of our strategic digitization initiative.
•	Lower amortization of deferred gain on business sold through reinsurance as a gain was fully amortized during 2017.
•	Higher interest and debt expense driven by an increase in the average balance of outstanding debt.
•	Lower net investment income, net of interest credited, related to lower average invested assets driven by distributable earnings to our segments.

The increase in loss from operations was partially offset by the effect of changes in our stock price on our deferred compensation plans, as our stock price significantly decreased during 2018 (see “Other Expenses” below for more information).

Comparison of 2017 to 2016

Loss from operations for Other Operations increased due primarily to the following:

•	Lower amortization of deferred gain on business sold through reinsurance as a gain was fully amortized during 2017.
•	Higher strategic digitization expense as part of our strategic digitization initiative.

The increase in loss from operations was partially offset by the following:

•	Lower benefits due to modifying certain assumptions in 2016 on the reserves supporting our run-off disability income business.
•

More favorable federal income tax benefits due to excess tax benefits associated with stock option exercises in 2017 and the release of reserves for tax contingencies associated with a prior tax year that closed in the third quarter of 2017.

•	Lower interest and debt expense driven by a decline in both average balances of outstanding debt and rates.

Additional Information

We expect to continue making investments as part of our strategic digitization initiative as discussed above in “Introduction – Executive Summary – Significant Operational Matters – Strategic Digitization Initiative.”

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
General and administrative expenses:
Legal	$1	$1	$(9)
Branding	40	35	32
Other (1)	9	31	54
Total general and administrative expenses	50	67	77
Taxes, licenses and fees (2)	(13)	(8)	(16)
Inter-segment reimbursement associated with reserve
financing and LOC expenses (3)	(12)	(12)	(11)
Total other expenses	$25	$47	$50

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$187	$166	$179
Total excluded realized gain (loss)	(46)	(336)	(518)
Total realized gain (loss), pre-tax	$141	$(170)	$(339)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(37)	$(218)	$(337)
Benefit ratio unlocking	(136)	129	28
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(173)	$(89)	$(309)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(66)	$(47)	$(163)
Gain (loss) on the mark-to-market on certain instruments	7	(3)	13
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(137)	14	(122)
GLB NPR component	57	(43)	(32)
Total variable annuity net derivatives results	(80)	(29)	(154)
Indexed annuity forward-starting option	(34)	(10)	(5)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(173)	$(89)	$(309)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

Comparison of 2018 to 2017

We had higher realized losses due primarily to the following:

•

Higher losses on variable annuity net derivatives results attributable to unfavorable hedge program performance due to more volatile capital markets, partially offset by favorable GLB NPR component due to an increase in our associated reserves and the widening of our credit spread.

•	Higher realized losses related to certain investments originating from asset sales to reposition the portfolio and a decline in the mark-to-market of equity securities due to equity market declines.

Comparison of 2017 to 2016

We had lower realized losses due primarily to the following:

•	Lower losses on variable annuity net derivatives results attributable to favorable hedge program performance due to less volatile capital markets.
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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2018	2018	2018	2018	2017
Variable annuity hedge program assets (liabilities)	$2,357	$770	$1,094	$1,194	$1,307

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$252	$1,630	$1,288	$1,179	$1,029
NPR	(57)	(140)	(131)	(135)	(142)
Embedded derivative reserves	195	1,490	1,157	1,044	887
Insurance benefit reserves	(1,060)	(757)	(781)	(734)	(665)
Total variable annuity reserves – asset (liability)	$(865)	$733	$376	$310	$222

10-year CDS spread	1.67%	1.35%	1.24%	1.19%	1.05%
NPR factor related to 10-year CDS spread	0.25%	0.18%	0.18%	0.18%	0.14%

(1)	Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the hypothetical effect (in millions) to net income (loss) for changes in the NPR factor along all points on the spread curve as of December 31, 2018:

Hypothetical
Effect
NPR factor:
Down 25 basis points to zero	$(91)
Up 20 basis points	42

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Investments
AFS securities:
Fixed maturity	$94,024	$94,840	81.6%	83.9%
Equity	-	246	0.0%	0.2%
Total AFS securities	94,024	95,086	81.6%	84.1%
Trading securities	1,950	1,620	1.7%	1.4%
Equity securities	99	-	0.1%	0.0%
Mortgage loans on real estate	13,260	10,762	11.5%	9.5%
Real estate	12	11	0.0%	0.0%
Policy loans	2,509	2,399	2.2%	2.1%
Derivative investments	1,107	915	1.0%	0.8%
Alternative investments	1,725	1,459	1.4%	1.3%
Other investments	530	837	0.5%	0.8%
Total investments	$115,216	$113,089	100.0%	100.0%

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

Fixed Maturity and Equity Securities Portfolios

We adopted Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in 2018, which resulted in a new classification and measurement of our equity securities.  See Note 2 for additional information.  Fixed maturity securities consist of portfolios classified as AFS and trading.  Details underlying our fixed maturity AFS securities by industry classification (in millions) are presented in the tables below.  These tables agree in total with the presentation of AFS securities in Note 5; however, the categories below represent a more detailed breakout of the AFS portfolio.  Therefore, the investment classifications listed below do not agree to the investment categories provided in Note 5.

	As of December 31, 2018
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,762	$465	$352	$13,875	14.8%
Basic industry	4,542	137	152	4,527	4.8%
Capital goods	6,531	236	182	6,585	7.0%
Communications	4,686	210	133	4,763	5.1%
Consumer cyclical	5,475	160	180	5,455	5.8%
Consumer non-cyclical	14,307	543	507	14,343	15.3%
Energy	6,383	217	227	6,373	6.8%
Technology	3,698	64	81	3,681	3.9%
Transportation	3,289	91	99	3,281	3.5%
Industrial other	1,328	24	30	1,322	1.4%
Utilities	13,330	692	249	13,773	14.6%
Government related entities	2,292	141	63	2,370	2.5%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,747	52	56	1,743	1.9%
Non-agency backed	732	48	(13)	793	0.8%
Mortgage pass through securities ("MPTS"):
Agency backed	829	18	10	837	0.9%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	-	-	20	0.0%
Non-agency backed	791	6	13	784	0.8%
ABS:
Collateralized loan obligations ("CLOs")	1,738	3	24	1,717	1.8%
Commercial real estate ("CRE") CDOs	8	-	(5)	13	0.0%
Credit card	78	16	-	94	0.1%
Equipment receivables	37	1	-	38	0.0%
Home equity	508	17	(9)	534	0.6%
Manufactured housing	15	1	-	16	0.0%
Student loans	38	-	-	38	0.0%
Other	240	7	1	246	0.3%
Municipals:
Taxable	4,551	711	18	5,244	5.6%
Tax-exempt	96	5	-	101	0.1%
Government:
United States	390	29	2	417	0.5%
Foreign	406	42	-	448	0.5%
Hybrid and redeemable preferred securities	582	45	34	593	0.6%
Total AFS securities	92,429	3,981	2,386	94,024	100.0%
Trading Securities (2)	1,823	137	10	1,950
Equity Securities	116	1	18	99
Total AFS, trading and equity securities	$94,368	$4,119	$2,414	$96,073

	As of December 31, 2017
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$12,059	$1,061	$36	$13,084	13.8%
Basic industry	4,855	413	14	5,254	5.5%
Capital goods	6,270	547	24	6,793	7.2%
Communications	4,151	406	21	4,536	4.8%
Consumer cyclical	5,649	444	28	6,065	6.4%
Consumer non-cyclical	13,680	1,242	74	14,848	15.7%
Energy	6,557	535	85	7,007	7.4%
Technology	3,443	218	9	3,652	3.9%
Transportation	2,927	220	7	3,140	3.3%
Industrial other	979	49	7	1,021	1.1%
Utilities	12,786	1,480	22	14,244	15.0%
Government related entities	2,345	247	20	2,572	2.7%
CMOs:
Agency backed	1,598	68	33	1,633	1.7%
Non-agency backed	880	53	(21)	954	1.0%
MPTS:
Agency backed	849	34	5	878	0.9%
CMBS:
Agency backed	22	-	-	22	0.0%
Non-agency backed	568	10	-	578	0.6%
ABS:
CLOs	789	2	2	789	0.8%
CRE CDOs	14	-	(5)	19	0.0%
Credit card	77	21	1	97	0.1%
Equipment receivables	40	-	-	40	0.0%
Home equity	587	22	(21)	630	0.7%
Manufactured housing	17	1	-	18	0.0%
Other	182	7	-	189	0.2%
Municipals:
Taxable	4,009	937	6	4,940	5.2%
Tax-exempt	163	16	-	179	0.2%
Government:
United States	527	41	1	567	0.6%
Foreign	395	56	-	451	0.5%
Hybrid and redeemable preferred securities	575	87	22	640	0.7%
Total fixed maturity AFS securities	86,993	8,217	370	94,840	100.0%
Equity AFS Securities	247	16	17	246
Total AFS securities	87,240	8,233	387	95,086
Trading Securities (2)	1,425	203	8	1,620
Total AFS and trading securities	$88,665	$8,436	$395	$96,706

(1)	Includes unrealized gains and (losses) on impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.
(2)	Certain of our trading securities support our Modco reinsurance agreements and the investment results are passed directly to the reinsurers. See “Trading Securities” below for more information.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2018			As of December 31, 2017
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$49,086	$51,118	54.4%	$46,455	$51,494	54.3%
2	BBB	39,872	39,641	42.1%	36,703	39,518	41.7%
Total investment grade securities		88,958	90,759	96.5%	83,158	91,012	96.0%

Below Investment Grade Securities
3	BB	2,565	2,448	2.6%	2,785	2,840	3.0%
4	B	803	741	0.8%	768	743	0.8%
5	CCC and lower	95	63	0.1%	271	229	0.2%
6	In or near default	8	13	0.0%	11	16	0.0%
Total below investment grade securities		3,471	3,265	3.5%	3,835	3,828	4.0%
Total fixed maturity AFS securities		$92,429	$94,024	100.0%	$86,993	$94,840	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.8%	3.5%		4.4%	4.0%

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

As of December 31, 2018 and 2017, 95% and 88%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on fixed maturity AFS securities as of December 31, 2018, increased by $2.0 billion since December 31, 2017.  As more fully described in Note 1, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2018, does not represent OTTI as:  (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

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

As reported on our Consolidated Balance Sheets, we had $117.6 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $106.7 billion as of December 31, 2018.  If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $48.5 billion as of December 31, 2018, rather than selling fixed maturity AFS securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2018 and 2017, the estimated fair value for all private placement securities was $15.3 billion and $15.2 billion, respectively, representing 13% of total invested assets.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and, as long as the unemployment rate remains stable to improving, we expect these trends to continue.  We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss.  Our ABS home equity and RMBS had a market value of $4.0 billion and a net unrealized gain of $93 million as of December 31, 2018.

The market value of AFS securities and trading securities backed by subprime loans was $447 million and represented less than 1% of our total investment portfolio as of December 31, 2018.  AFS securities represented $443 million, or 99%, and trading securities represented $4 million, or 1%, of the subprime exposure as of December 31, 2018.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2018:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,581	$2,576	$255	$241	$231	$217	$306	$274	$3,373	$3,308
ABS home equity	1	1	55	53	93	89	385	365	534	508
Total by type (2)(3)	$2,582	$2,577	$310	$294	$324	$306	$691	$639	$3,907	$3,816

Rating
AAA	$2,321	$2,318	$-	$-	$-	$-	$9	$8	$2,330	$2,326
AA	253	251	8	8	14	13	11	11	286	283
A	8	8	14	14	9	9	66	64	97	95
BBB	-	-	15	15	16	16	29	29	60	60
BB and below	-	-	273	257	285	268	576	527	1,134	1,052
Total by rating (2)(3)(4)	$2,582	$2,577	$310	$294	$324	$306	$691	$639	$3,907	$3,816

Origination Year
2008 and prior	$486	$449	$309	$293	$323	$305	$691	$639	$1,809	$1,686
2009	190	181	-	-	-	-	-	-	190	181
2010	255	245	-	-	-	-	-	-	255	245
2011	150	148	-	-	-	-	-	-	150	148
2012	45	47	-	-	-	-	-	-	45	47
2013	252	258	-	-	-	-	-	-	252	258
2014	69	67	1	1	-	-	-	-	70	68
2015	148	152	-	-	-	-	-	-	148	152
2016	512	554	-	-	1	1	-	-	513	555
2017	265	271	-	-	-	-	-	-	265	271
2018	210	205	-	-	-	-	-	-	210	205
Total by origination
year (2)(3)	$2,582	$2,577	$310	$294	$324	$306	$691	$639	$3,907	$3,816

Total AFS securities backed by pools of residential mortgages a percentage of total AFS securities									4.2%	4.1%

Total prime, Alt-A and subprime/option ARM as a percentage of total AFS securities									1.4%	1.3%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $256 million and $227 million, respectively.
(2)

Does not include the fair value of trading securities totaling $86 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $86 million in trading securities consisted of $78 million prime, $4 million Alt-A and $4 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2018:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$792	$800	$12	$11	$-	$-	$804	$811
CRE CDOs	-	-	-	-	13	8	13	8
Total by type (1)(2)	$792	$800	$12	$11	$13	$8	$817	$819

Rating
AAA	$777	$789	$-	$-	$-	$-	$777	$789
AA	6	6	7	6	-	-	13	12
A	3	3	5	5	-	-	8	8
BB and below	6	2	-	-	13	8	19	10
Total by rating (1)(2)(3)	$792	$800	$12	$11	$13	$8	$817	$819

Origination Year
2008 and prior	$23	$17	$12	$11	$13	$8	$48	$36
2010	3	3	-	-	-	-	3	3
2011	11	10	-	-	-	-	11	10
2012	27	27	-	-	-	-	27	27
2013	156	158	-	-	-	-	156	158
2015	10	10	-	-	-	-	10	10
2016	82	87	-	-	-	-	82	87
2017	315	324	-	-	-	-	315	324
2018	165	164	-	-	-	-	165	164
Total by origination year (1)(2)	$792	$800	$12	$11	$13	$8	$817	$819

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							0.9%	0.9%

(1)

Does not include the fair value of trading securities totaling $7 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  These trading securities consisted entirely of CMBS.

(2)

Does not include the amortized cost of trading securities totaling $7 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  These trading securities consisted entirely of CMBS.

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

As of December 31, 2018, the fair value and amortized cost of our AFS exposure to monoline insurers was $424 million and $400 million, respectively.

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of December 31, 2018, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$3,666	8.3%	$3,855	8.3%	$189	7.7%
Food and beverage	2,623	6.0%	2,805	6.0%	182	7.4%
Electric	3,442	7.8%	3,616	7.8%	174	7.1%
Pharmaceuticals	1,981	4.5%	2,126	4.6%	145	6.0%
Chemicals	1,729	3.9%	1,845	4.0%	116	4.7%
Healthcare	2,013	4.6%	2,117	4.6%	104	4.3%
Diversified manufacturing	1,723	3.9%	1,821	3.9%	98	4.0%
Independent	979	2.2%	1,065	2.3%	86	3.5%
Technology	2,232	5.1%	2,313	5.0%	81	3.3%
Midstream	1,158	2.6%	1,224	2.6%	66	2.7%
Transportation services	1,101	2.5%	1,155	2.5%	54	2.2%
Media – entertainment	820	1.9%	871	1.9%	51	2.1%
Property and casualty	857	2.0%	907	2.0%	50	2.1%
Retailers	837	1.9%	884	1.9%	47	1.9%
Oil field services	331	0.8%	378	0.8%	47	1.9%
Automotive	776	1.8%	820	1.8%	44	1.8%
Government owned, no guarantee	520	1.2%	564	1.2%	44	1.8%
Life	600	1.4%	642	1.4%	42	1.7%
Railroads	611	1.4%	652	1.4%	41	1.7%
Aerospace	758	1.7%	798	1.7%	40	1.7%
Industries with unrealized losses
less than $40 million	15,161	34.5%	15,905	34.3%	744	30.4%
Total by industry	$43,918	100.0%	$46,363	100.0%	$2,445	100.0%

Total by industry as a percentage
of total AFS securities	46.7%		50.2%		100.0%

As of December 31, 2018, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $121 million and $153 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2018
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$13,012	$247	$13,259	100.0%
Delinquent (1)	-	1	1	0.0%
Foreclosure (2)	-	-	-	0.0%
Total mortgage loans on real estate	$13,012	$248	$13,260	100.0%

	As of December 31, 2017
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$10,760	$-	$10,760	100.0%
Delinquent (1)	-	-	-	0.0%
Foreclosure (2)	2	-	2	0.0%
Total mortgage loans on real estate	$10,762	$-	$10,762	100.0%

(1)	As of December 31, 2018, nine commercial loans and two residential loans were delinquent. As of December 31, 2017, no mortgage loans were delinquent.
(2)	As of December 31, 2018, no mortgage loans were in foreclosure. As of December 31, 2017, one commercial mortgage loan was in foreclosure.

As of December 31, 2018, no commercial mortgage loans on real estate were impaired.  As of December 31, 2017, three commercial mortgage loans on real estate were impaired, or less than 1% of the total dollar amount of commercial mortgage loans on real estate.  No residential mortgage loans on real estate were impaired as of December 31, 2018 or 2017.  The total outstanding principal and interest on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2018 and 2017, was $1 million and $4 million, respectively.

See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of December 31,
	2018	2017
By Segment
Annuities	$3,962	$3,244
Retirement Plan Services	3,599	3,141
Life Insurance	3,829	3,628
Group Protection	1,089	332
Other Operations	781	417
Total mortgage loans on real estate	$13,260	$10,762

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of December 31, 2018			As of December 31, 2018
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$4,074	31.3%	CA	$2,965	22.8%
Office building	3,216	24.7%	TX	1,539	11.8%
Retail	2,428	18.7%	MD	657	5.0%
Industrial	2,419	18.6%	GA	611	4.7%
Other commercial	602	4.6%	FL	580	4.5%
Mixed use	199	1.5%	OH	535	4.1%
Hotel/motel	74	0.6%	NY	488	3.8%
Total	$13,012	100.0%	VA	482	3.7%
Geographic Region			WA	466	3.6%
Pacific	$3,717	28.6%	TN	447	3.4%
South Atlantic	3,081	23.7%	PA	418	3.2%
West South Central	1,632	12.6%	NC	394	3.0%
East North Central	1,397	10.7%	IL	325	2.5%
Middle Atlantic	976	7.5%	WI	320	2.5%
Mountain	706	5.4%	OR	286	2.2%
East South Central	590	4.5%	MA	281	2.2%
West North Central	530	4.1%	AZ	272	2.1%
New England	383	2.9%	Other states under 2%	1,946	14.9%
Total	$13,012	100.0%	Total	$13,012	100.0%

The following tables show the principal amount (in millions) of our commercial and residential mortgage loans by origination year and by year in which the principal is contractually obligated to be repaid:

	As of December 31, 2018
	Commercial	Residential	Total	%
Origination Year
2013 and prior	$3,097	$-	$3,097	23.4%
2014	1,267	-	1,267	9.5%
2015	1,842	-	1,842	13.9%
2016	2,047	-	2,047	15.4%
2017	2,063	-	2,063	15.5%
2018	2,713	240	2,953	22.3%
Total	$13,029	$240	$13,269	100.0%

	As of December 31, 2018
	Commercial	Residential	Total	%
Principal Repayment Year
2019	$489	$3	$492	3.7%
2020	494	3	497	3.8%
2021	875	3	878	6.6%
2022	808	3	811	6.1%
2023	858	4	862	6.5%
2024 and thereafter	9,505	224	9,729	73.3%
Total	$13,029	$240	$13,269	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our valuation allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Annuities	$27	$23	$11
Retirement Plan Services	15	11	5
Life Insurance	161	119	54
Group Protection	14	8	3
Other Operations	5	4	2
Total (1)	$222	$165	$75

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2018 and 2017, alternative investments included investments in 237 and 224 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2018 and 2017, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $7 million and $9 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net Investment Income
Fixed maturity AFS securities	$4,209	$4,163	$4,138
Equity AFS securities	-	12	11
Trading securities	84	94	100
Equity securities	4	-	-
Mortgage loans on real estate	496	440	422
Real estate	1	2	2
Policy loans	123	135	140
Invested cash	26	11	14
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	79	139	120
Alternative investments (2)	222	165	75
Consent fees	4	6	5
Other investments	23	2	5
Investment income	5,271	5,169	5,032
Investment expense	(186)	(179)	(158)
Net investment income	$5,085	$4,990	$4,874

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Years Ended December 31,
	2018	2017	2016
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.44%	4.55%	4.70%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.07%	0.14%	0.12%
Alternative investments	0.21%	0.16%	0.08%
Net investment income yield on invested assets	4.72%	4.85%	4.90%

	For the Years Ended December 31,
	2018	2017	2016
Average invested assets at amortized cost	$107,731	$102,844	$99,553

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

The decrease in prepayment and make-whole premiums when comparing 2018 to 2017 was attributable primarily to decreased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Fixed maturity AFS securities: (1)
Gross gains	$38	$19	$70
Gross losses	(80)	(44)	(133)
Gross OTTI	(7)	(20)	(101)
Equity AFS securities:
Gross gains	-	6	7
Gross OTTI	-	-	(1)
Gain (loss) on other investments (2)	(13)	(12)	(68)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(22)	(21)	(24)
Total realized gain (loss) related to certain investments	$(84)	$(72)	$(250)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.
(2)	Includes market adjustments on equity securities still held of $(17) million for the year ended December 31, 2018.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2018 and 2017, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Valuation Allowances” above for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(5)	$(13)	$(80)
ABS	(1)	(2)	(5)
RMBS	(1)	(2)	(11)
CMBS	-	(2)	(2)
State and municipal bonds	-	(1)	(3)
Total fixed maturity securities	(7)	(20)	(101)
Equity AFS securities	-	-	(1)
Gross OTTI recognized in net income (loss)	(7)	(20)	(102)
Associated amortization of DAC, VOBA, DSI and DFEL	-	2	-
Net OTTI recognized in net income (loss)	$(7)	$(18)	$(102)

The $7 million of impairments taken during 2018 were all credit-related impairments.  The decrease in write-downs for OTTI when comparing 2018 to 2017 was primarily attributable to the stabilization of certain corporate bond holdings within the energy and other commodity sectors that experienced deteriorating fundamentals in prior years.

We recognized less than $1 million of OTTI in OCI for the years ended December 31, 2018 and 2017.  We recognized $55 million of gross OTTI in OCI, offset by $12 million for the change in DAC, VOBA, DSI and DFEL, for the year ended December 31, 2016.  The decrease in OTTI recognized in OCI was primarily attributable to the fair values and recovery values being more aligned on impaired securities resulting in a decline of the non-credit portion of the impairment.

REINSURANCE

Our insurance companies cede insurance to other companies.  The portion of our life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek life and annuity reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital and risk management.  We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC amortization net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.  We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  With regard to risk retention from a consolidated basis, these inter-company agreements do not have an effect on our consolidated financial statements.  For information regarding reserve financing and LOC expenses from inter-company reinsurance agreements, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Uses of Capital – Contractual Obligations” below.

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

Effective October 1, 2018, we entered into a Modco agreement with Athene to reinsure fixed and fixed indexed annuity products, which resulted in a $7.5 billion deposit asset reflected within other assets on our Consolidated Balance Sheets as of December 31, 2018.  For additional information, see “Results of Annuities – Income (Loss) from Operations – Additional Information” above and Note 9.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  As of December 31, 2018, approximately 84%, or $14.8 billion, of our total reinsurance recoverable was secured by collateral for our benefit.  Of this amount, $14.5 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $1.7 billion was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets as of December 31, 2018, although only $224 million can be utilized as collateral due to excess funds withheld above the reinsurance recoverable from our reinsurers, and $95 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

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

For more information about reinsurance, see Notes 9 and 14 and “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Insurance Subsidiaries’ Statutory Capital and Surplus” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $1.9 billion, $788 million and $1.3 billion in 2018, 2017 and 2016, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$910	$954	$950
First Penn-Pacific	15	20	20
Lincoln Investment Management Company	25	20	40
Lincoln National Management Corporation	-	75	25
Lincoln National Reinsurance Company (Barbados) Limited	75	-	-
Total dividends from subsidiaries	$1,025	$1,069	$1,035

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$145	$122	$96

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$2	$60	$34

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

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiaries, the Lincoln Life & Annuity Company of New York (“LLANY”), a New York-domiciled insurance company, and LLACB, a New Hampshire-domiciled company, are bound by similar restrictions, under New York law and New Hampshire law, respectively.  Under both New York and New Hampshire law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the end of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

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

We expect our domestic insurance subsidiaries could pay dividends of approximately $825 million in 2019 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of December 31, 2018, was approximately $3.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019, $1.0 billion will expire in 2021 and $1.9 billion relates to arrangements that will expire by 2031).  For information on the LOCs, see the credit facilities table in Note 13.  Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.1 billion to finance a portion of the excess reserves as of December 31, 2018; of this amount, $2.1 billion involve exposure to VIEs.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  While we believe we have sufficient capital to support the statutory reserves on this business, an inability to obtain efficient capital market solutions could affect our returns on these types of products.

Our captive reinsurance and reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company.  The NAIC’s adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the framework for our newly issued term business in 2017 and will phase in the framework by January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business.  For more information on principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation.”

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC is currently in the process of implementing changes to the statutory reserving, capital and accounting framework for variable annuities that will go into effect as of January 1, 2020.  The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold.  For more information, see “Part I – Item 1A. Risk Factors – Federal Regulation – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

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

Details underlying debt and financing activities (in millions) for the year ended December 31, 2018, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$450	$-	$(450)	$-	$-	$-

Long-Term Debt
Senior notes	$3,687	$1,100	$(287)	$(63)	$(5)	$4,432
Bank borrowing (2)	-	200	-	-	-	200
Capital securities (3)	1,207	-	-	-	-	1,207
Total long-term debt	$4,894	$1,300	$(287)	$(63)	$(5)	$5,839

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)	We refinanced a $250 million floating rate loan that was scheduled to mature on June 6, 2018, into a $200 million floating rate loan maturing on June 6, 2023.
(3)	To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

On February 12, 2018, we completed the issuance and sale of $150 million aggregate principal amount of our 4.00% senior notes due 2023 and $450 million aggregate principal amount of our 4.35% senior notes due 2048.  We used these proceeds to repurchase $200 million of our 7.00% senior notes due 2018 and $287 million of our 8.75% senior notes due 2019.  In addition, on February 12, 2018, we completed the issuance and sale of $500 million aggregate principal amount of our 3.80% senior notes due 2028.  We used these proceeds, together with cash on hand and other arrangements, to fund our acquisition as described in Note 3.  As of December 31, 2018, the holding company had available liquidity of $465 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 13.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of December 31, 2018.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

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

As of February 14, 2019, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa1	A-
(7th of 22)	(8th of 21)	(8th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1+ to D

As of February 14, 2019, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit were as follows:

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

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would generally require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2019, and June 30, 2019.  For more information, see “Part I – Item 1A. Risk Factors – Covenants and Ratings – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve specified capital adequacy or net income and stockholders’ equity levels.”

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of December 31, 2018, the holding company had a net outstanding receivable (payable) of $(12) million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of December

31, 2018.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of December 31, 2018, our insurance subsidiaries had investments with a carrying value of $4.2 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  During 2018, our collateral payable for derivative investments decreased due primarily to increasing interest rates that decreased the fair values of our associated over-the-counter derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Dividends to common stockholders	$286	$259	$236
Repurchase of common stock	810	725	879
Total cash returned to stockholders	$1,096	$984	$1,115

Number of shares repurchased	13.2	10.4	19.3

On October 31, 2018, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.33 to $0.37 per share.  Additionally, we may repurchase additional shares of common stock during 2019 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities.”

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Debt service (interest paid)	$286	$257	$285
Capital contribution to subsidiaries	502	60	-
Total	$788	$317	$285

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

We made an investment in our Group Protection business through our acquisition of Liberty Life, now a subsidiary of LNL, which impacted our liquidity and capital position.  For additional information on our acquisition, see “Introduction – Executive Summary” above and Note 3.

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2018, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$20,208	$35,413	$29,018	$107,984	$192,623
Short-term and long-term debt (2)	-	600	1,000	4,086	5,686
Reserve financing and LOC expenses (3)	70	135	119	399	723
Payables for collateral on investments (4)	3,930	-	-	-	3,930
Operating leases (5)	44	81	69	88	282
Capital leases (5)	97	126	158	28	409
Football stadium naming rights (6)	8	16	8	-	32
Retirement and other plans (7)	110	213	209	494	1,026
Total	$24,467	$36,584	$30,581	$113,079	$204,711

(1)

Estimates are based on financial projections over 40 years.  New business issued or acquired, business ceded or sold, changes to or variances from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially.  See Note 1 for details of what these liabilities include and represent.

(2)	Represents principal amounts of debt only. See Note 13 for additional information.
(3)	Estimates are based on the level of capacity we expect to utilize during the life of the LOCs and other reserve financing arrangements. See Note 13 for additional information.
(4)	Excludes collateral payable held for derivative investments. See Note 5 for additional information.
(5)	See Note 14 for additional information.
(6)	Includes a maximum annual increase related to the Consumer Price Index. See Note 14 for additional information.
(7)

Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2028 and known payments under deferred compensation arrangements.  In addition to these benefit payments, we periodically fund the employees’ defined benefit plans.  The majority of contributions and benefit payments are made by our insurance subsidiaries with little effect on holding company cash flow.  See Note 17 for additional information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $16 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2018, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$350	$2,500	$-	$1,996	$4,846
Investment commitments	1,366	279	258	220	2,123
Total	$1,716	$2,779	$258	$2,216	$6,969

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

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2018:

								Estimated
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$3,676	$3,918	$4,748	$4,077	$4,351	$70,180	$90,950	$92,454
Average interest rate	5.3%	4.7%	4.4%	4.0%	4.1%	4.7%	4.6%
Variable interest rate securities	$27	$25	$93	$91	$11	$1,232	$1,479	$1,570
Average interest rate	5.3%	4.5%	6.0%	4.2%	3.2%	5.6%	5.5%
Trading securities:
Fixed interest rate securities	$300	$86	$57	$25	$50	$1,273	$1,791	$1,914
Average interest rate	7.1%	6.7%	4.0%	6.2%	6.4%	6.4%	6.5%
Variable interest rate securities	$-	$-	$-	$-	$1	$31	$32	$36
Average interest rate	0.0%	0.0%	0.0%	0.0%	3.4%	6.2%	6.1%
Mortgage loans on real estate:
Total mortgage loans	$492	$497	$878	$811	$862	$9,729	$13,269	$13,092
Average interest rate	4.7%	4.7%	4.6%	4.3%	4.2%	4.1%	4.2%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$1,771	$1,860	$2,552	$2,392	$2,302	$26,340	$37,217	$37,108
Average interest rate (1)	5.1%	4.6%	4.4%	3.9%	4.0%	4.2%	4.2%
Debt	$-	$300	$300	$300	$700	$4,086	$5,686	$5,604
Average interest rate	0.0%	6.3%	4.9%	4.2%	3.9%	4.9%	4.8%
Rate Sensitive Derivative Financial Instruments
Interest rate and foreign currency swaps:
Pay variable/receive fixed	$838	$1,318	$382	$556	$3,058	$26,728	$32,882	$224
Average pay rate	3.0%	2.7%	2.4%	2.9%	2.6%	2.7%	2.7%
Average receive rate	1.9%	2.8%	2.2%	3.5%	2.6%	2.9%	2.9%
Pay fixed/receive variable	$2	$326	$550	$1,074	$681	$15,316	$17,949	$(64)
Average pay rate	3.9%	3.8%	1.8%	2.0%	2.3%	3.0%	2.9%
Average receive rate	3.8%	2.7%	2.6%	2.5%	2.7%	2.8%	2.8%
Interest rate cap corridors:	$8,250	$8,750	$8,000	$1,000	$13,500	$12,300	$51,800	$17
Average buy strike rate (2)	7.0%	7.0%	7.0%	7.0%	7.0%	6.0%	6.8%
Average sell strike rate (2)	11.0%	11.0%	11.0%	11.0%	11.0%	10.0%	10.8%
Forward swap curve	2.6%	2.6%	2.8%	2.8%	2.9%	3.0%	2.8%
Reverse Treasury locks:
5-year on-the-run treasury	$70	$-	$-	$-	$-	$-	$70	$-
Average strike rate	3.0%	0.0%	0.0%	0.0%	0.0%	0.0%	3.0%
Forward CMT curve (3)	2.6%	0.0%	0.0%	0.0%	0.0%	0.0%	2.6%
10-year on-the-run Treasury	$110	$-	$-	$-	$-	$-	$110	$4
Average strike rate	3.1%	0.0%	0.0%	0.0%	0.0%	0.0%	3.1%
Forward CMT curve (3)	2.8%	0.0%	0.0%	0.0%	0.0%	0.0%	2.8%
30-year on-the-run Treasury	$787	$385	$15	$-	$-	$-	$1,187	$15
Average strike rate	3.0%	3.2%	3.2%	0.0%	0.0%	0.0%	3.1%
Forward CMT curve (3)	3.0%	3.1%	3.1%	0.0%	0.0%	0.0%	3.1%
Interest rate futures:
2-year Treasury notes	$781	$-	$-	$-	$-	$-	$781	$-
5-year Treasury notes	1,689	-	-	-	-	-	1,689	-
10-year Treasury notes	104	-	-	-	-	-	104	-
Treasury bonds	391	-	-	-	-	-	391	-
(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the 7-year and 10-year constant maturity swap.
(3)	The Constant Maturity Treasury (“CMT”) curve is the applicable 10-year or 30-year CMT forward curve.

 The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2017:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$86,993	$94,840
Trading securities	1,425	1,620
Mortgage loans on real estate	10,762	10,877
Investment type insurance contracts (1)	35,887	37,712
Debt	5,123	5,494
Interest rate and foreign currency swaps	34,480	313
Interest rate cap corridors	42,750	6
Reverse Treasury locks	1,485	22
Interest rate futures	472	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2018, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Annuities (1)	$(12)	$16
Retirement Plan Services	6	(3)
Life Insurance	12	(13)
Group Protection	1	(1)
Other Operations	-	-
Income (loss) from operations	$7	$(1)

(1)	Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

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

The following provides detail on the percentage differences between the December 31, 2018, interest rates being credited to contract holders based on the fourth quarter of 2018 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,875	$13,149	$33,558	$55,583	70.2%
Up to 0.50%	2,494	1,098	79	3,671	4.6%
0.51% to 1.00%	2,193	509	133	2,835	3.6%
1.01% to 1.50%	1,632	1,608	-	3,240	4.1%
1.51% to 2.00%	437	113	149	699	0.9%
2.01% to 2.50%	40	-	-	40	0.1%
2.51% to 3.00%	16	-	-	16	0.0%
3.01% or greater	-	-	-	-	0.0%
Occurring after the next twelve months (4)	5,944	-	-	5,944	7.5%
Total discretionary rate setting products	21,631	16,477	33,920	72,028	91.0%
Other contracts (5)	3,835	3,289	-	7,124	9.0%
Total account values	$25,466	$19,766	$33,920	$79,152	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	41.0%	79.8%	98.9%	77.2%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)

The average crediting rates were 34 basis points, 17 basis points and 1 basis point in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)

The average crediting rates were 132 basis points in excess of average minimum guaranteed rates.  Of our account values for these products, 13% are scheduled to reset in more than one year but not more than two years; 18% are scheduled to reset in more than two years but not more than three years; and 69% are scheduled to reset in more than three years.

(5)

For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 41 basis points in excess of average minimum guaranteed rates, and 52% of account values were already at their minimum guaranteed rates.

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

Long-Term New Money Investment Yield Sensitivity

New money rates continue to be at low levels and, as a result, require careful analysis when forecasting the future direction of changes in rates.  If we change our view of future new money rates and lower our current long-term new money investment yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(160) million to income (loss) from operations due primarily to unlocking our DAC and VOBA assets.  This impact would be most pronounced in our Life Insurance segment.  The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption update, and, therefore, the actual amount of the loss may differ from our current estimate.  In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities.

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

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2018				As of December 31, 2017
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$107	$91	$9	$(9)	$237	$237
Foreign equities	9	8	1	(1)	9	9
Total equity securities	116	99	10	(10)	246	246
Real estate	12	16	2	(2)	11	12
Hedge funds	222	222	22	(22)	239	239
Private equities	1,503	1,503	150	(150)	1,224	1,224
Tax credits	20	20	2	(2)	31	31
Other equity interests	3	3	-	-	3	3
Total equity assets	$1,876	$1,863	$186	$(186)	$1,754	$1,755
Derivatives Hedging Equity
Market Risk
Call options (based on S&P 500)	$11,227	$219	$86	$(82)	$8,787	$475
Equity futures	1,078	-	(100)	100	1,689	-
Put options	3,716	590	(78)	115	9,033	(271)
Total return swaps	11,292	269	(389)	494	9,384	(177)
Variance swaps	-	-	-	-	3	(15)
Total derivatives hedging
equity market risk	$27,314	$1,077	$(481)	$627	$28,896	$12

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through both our deferred and stock-based incentive compensation plans.  For additional information on our deferred and stock-based incentive compensations plans, see Notes 17 and 18, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2018, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million.  For purposes of this estimate, we excluded any effect related to net flows, unlocking, persistency, hedge program performance, customer behavior or reduction in account values attributable to contract holder assessments.

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

Investments

The majority of our credit risk is concentrated in investment holdings.  Our portfolio of invested assets was $115.2 billion and $113.1 billion as of December 31, 2018 and 2017, respectively.  Of this total, $82.0 billion and $83.6 billion consisted of corporate bonds and

$13.3 billion and $10.8 billion consisted of mortgage loans on real estate as of December 31, 2018 and 2017, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities.  We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies.  Our foreign currency risk was predominantly hedged as of December 31, 2018, and fully hedged as of December 31, 2017.  As of December 31, 2018, our unhedged positions consisted of $10 million of principal in U.S. dollar equivalents of Canadian-denominated investments with maturity dates up to 2025 and an average interest rate of 2%.  See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

See Note 6 for additional information on our foreign currency swaps used to hedge our exposure to foreign currency exchange risk.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Lincoln National Corporation to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with United States of America generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States of America generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Liberty Life Assurance Company of Boston, which is included in the 2018 consolidated financial statements of the Company and constituted less than 2% of total assets as of December 31, 2018, and 9% and 2% of total revenues and net income, respectively, for the year then ended.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lincoln National Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).  In our opinion, Lincoln National Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Liberty Life Assurance Company of Boston, which is included in the 2018 consolidated financial statements of the Company and constituted less than 2% of total assets as of December 31, 2018 and 9% and 2% of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Liberty Life Assurance Company of Boston.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 20, 2019, expressed an unqualified opinion thereon.

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

February 20, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2019, expressed an unqualified opinion thereon.

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

Philadelphia, Pennsylvania

February 20, 2019

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2018	2017
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2018 – $92,429; 2017 – $86,993)	$94,024	$94,840
Equity securities (cost: 2017 – $247)	-	246
Trading securities	1,950	1,620
Equity securities	99	-
Mortgage loans on real estate	13,260	10,762
Real estate	12	11
Policy loans	2,509	2,399
Derivative investments	1,107	915
Other investments	2,255	2,296
Total investments	115,216	113,089
Cash and invested cash	2,345	1,628
Deferred acquisition costs and value of business acquired	10,264	8,403
Premiums and fees receivable	570	396
Accrued investment income	1,119	1,078
Reinsurance recoverables	17,748	4,907
Funds withheld reinsurance assets	557	593
Goodwill	1,782	1,368
Other assets	15,713	6,082
Separate account assets	132,833	144,219
Total assets	$298,147	$281,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$34,648	$22,887
Other contract holder funds	91,233	80,209
Short-term debt	-	450
Long-term debt	5,839	4,894
Reinsurance related embedded derivatives	3	57
Funds withheld reinsurance liabilities	1,740	1,761
Payables for collateral on investments	4,805	4,417
Other liabilities	12,696	5,547
Separate account liabilities	132,833	144,219
Total liabilities	283,797	264,441

Contingencies and Commitments (See Note 14)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 205,862,760 and 218,090,114 shares
issued and outstanding as of December 31, 2018, and December 31, 2017, respectively	5,392	5,693
Retained earnings	8,551	8,399
Accumulated other comprehensive income (loss)	407	3,230
Total stockholders’ equity	14,350	17,322
Total liabilities and stockholders’ equity	$298,147	$281,763

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Insurance premiums	$4,601	$3,256	$2,987
Fee income	5,986	5,619	5,244
Net investment income	5,085	4,990	4,874
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(7)	(18)	(145)
Portion of loss recognized in other comprehensive income	-	-	43
Net other-than-temporary impairment losses on securities recognized in earnings	(7)	(18)	(102)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	148	(152)	(237)
Total realized gain (loss)	141	(170)	(339)
Amortization of deferred gain on business sold through reinsurance	9	23	73
Other revenues	602	539	491
Total revenues	16,424	14,257	13,330
Expenses
Interest credited	2,617	2,590	2,564
Benefits	6,786	5,160	4,692
Commissions and other expenses	4,763	4,176	4,277
Interest and debt expense	297	253	331
Strategic digitization expense	76	43	8
Impairment of intangibles	-	905	-
Total expenses	14,539	13,127	11,872
Income (loss) before taxes	1,885	1,130	1,458
Federal income tax expense (benefit)	244	(949)	266
Net income (loss)	1,641	2,079	1,192
Other comprehensive income (loss), net of tax
Unrealized investment gains (losses)	(3,449)	1,643	709
Foreign currency translation adjustment	(9)	13	(22)
Funded status of employee benefit plans	(7)	8	34
Total other comprehensive income (loss), net of tax	(3,465)	1,664	721
Comprehensive income (loss)	$(1,824)	$3,743	$1,913

Net Income (Loss) Per Common Share
Basic	$7.60	$9.36	$5.09
Diluted	$7.40	$9.22	$5.03

Cash Dividends Declared Per Common Share	$1.36	$1.20	$1.04

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	For the Years Ended December 31,
	2018	2017	2016

Common Stock
Balance as of beginning-of-year	$5,693	$5,869	$6,298
Stock compensation/issued for benefit plans	45	94	70
Retirement of common stock/cancellation of shares	(346)	(270)	(499)
Balance as of end-of-year	5,392	5,693	5,869

Retained Earnings
Balance as of beginning-of-year	8,399	7,043	6,474
Cumulative effect from adoption of new accounting standards	(642)	-	-
Net income (loss)	1,641	2,079	1,192
Retirement of common stock	(554)	(455)	(380)
Common stock dividends declared	(293)	(268)	(243)
Balance as of end-of-year	8,551	8,399	7,043

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	3,230	1,566	845
Cumulative effect from adoption of new accounting standards	642	-	-
Other comprehensive income (loss), net of tax	(3,465)	1,664	721
Balance as of end-of-year	407	3,230	1,566
Total stockholders’ equity as of end-of-year	$14,350	$17,322	$14,478

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$1,641	$2,079	$1,192
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(81)	16	143
Trading securities purchases, sales and maturities, net	(118)	121	168
Change in premiums and fees receivable	(87)	34	(54)
Change in accrued investment income	(17)	(16)	8
Change in future contract benefits and other contract holder funds	(105)	(1,720)	(1,024)
Change in reinsurance related assets and liabilities	718	128	226
Change in accrued expenses	(101)	113	(27)
Change in federal income tax accruals	154	(1,119)	69
Realized (gain) loss	(141)	170	339
Amortization of deferred gain on business sold through reinsurance	(9)	(23)	(73)
Impairment of intangibles	-	905	-
Other	89	100	305
Net cash provided by (used in) operating activities	1,943	788	1,272

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(12,650)	(10,148)	(11,113)
Sales of available-for-sale securities and equity securities	3,668	1,612	2,959
Maturities of available-for-sale securities	6,004	5,886	5,364
Purchase of common stock in acquisition, net of cash acquired	(1,410)	-	-
Sale of business, net	(12)	-	-
Purchases of alternative investments	(314)	(357)	(302)
Sales and repayments of alternative investments	178	184	238
Issuance of mortgage loans on real estate	(2,927)	(2,058)	(2,155)
Repayment and maturities of mortgage loans on real estate	1,085	1,184	942
Issuance and repayment of policy loans, net	21	51	92
Net change in collateral on investments, derivatives and related settlements	735	(429)	415
Other	(193)	(113)	(106)
Net cash provided by (used in) investing activities	(5,815)	(4,188)	(3,666)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(537)	-	(600)
Issuance of long-term debt, net of issuance costs	1,094	-	395
Payment related to early extinguishment of debt	(23)	-	(59)
Proceeds from sales leaseback transaction	88	62	85
Deposits of fixed account values, including the fixed portion of variable	13,638	10,797	10,053
Withdrawals of fixed account values, including the fixed portion of variable	(6,007)	(5,825)	(5,505)
Transfers to and from separate accounts, net	(2,469)	(1,787)	(1,308)
Common stock issued for benefit plans	(6)	46	26
Repurchase of common stock	(900)	(725)	(879)
Dividends paid to common stockholders	(289)	(262)	(238)
Net cash provided by (used in) financing activities	4,589	2,306	1,970

Net increase (decrease) in cash, invested cash and restricted cash	717	(1,094)	(424)
Cash, invested cash and restricted cash as of beginning-of-year	1,628	2,722	3,146
Cash, invested cash and restricted cash as of end-of-year	$2,345	$1,628	$2,722

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

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary.  As discussed in Note 3, on May 1, 2018, LNC and The Lincoln National Life Insurance Company (“LNL”) completed the acquisition of Liberty Life Assurance Company of Boston (“Liberty Life” or “LLACB”).  We use the equity method of accounting to recognize all of our investments in limited liability partnerships.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of associated DAC, VOBA, DSI, future contract benefits, other contract holder funds and deferred income taxes.

We measure the fair value of our securities classified as AFS based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity security, and we consistently apply the valuation methodology to measure the security’s fair value.  Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  Sources of inputs to the market approach primarily include third-party pricing services, independent broker quotations or pricing matrices.  We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

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

•	Hybrid and redeemable preferred securities – We also utilize additional inputs of exchange prices (underlying and common stock of the same issuer) for our hybrid and redeemable preferred securities.

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

AFS Securities – Evaluation for Recovery of Amortized Cost

We regularly review our fixed maturity AFS securities (also referred to as “debt securities”) for declines in fair value that we determine to be other-than-temporary.

For our debt securities, we generally consider the following to determine whether our debt securities with unrealized losses are other-than-temporarily impaired:

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

Each quarter, we review the cash flows for the MBS to determine whether or not they are sufficient to provide for the recovery of our amortized cost.  We revise our cash flow projections only for those securities that are at most risk for impairment based on current credit enhancement and trends in the underlying collateral performance.  To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Trading Securities

Trading securities consist of fixed maturity securities in designated portfolios, some of which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements.  Investment results for the portfolios that support Modco and CFW reinsurance arrangements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value, and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements are recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) as they occur.

Equity Securities

As of January 1, 2018, equity securities are carried at fair value, and changes in fair value are recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) as they occur.  Equity securities consist primarily of common stock of publicly-traded companies, privately placed securities and mutual fund shares.  We measure the fair value of our equity securities based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the equity security.  Fair values of publicly-traded equity securities are determined using quoted prices in active markets for identical or comparable securities.  When quoted prices are not available, we use valuation methodologies most appropriate for the specific asset.  Fair values for private placement securities are determined using discounted cash flow, earnings multiple and other valuation models.  The fair values of mutual fund shares that transact regularly are based on transaction prices of identical fund shares.

Alternative Investments

Alternative investments, which consist primarily of investments in limited partnerships (“LPs”), are included in other investments on our Consolidated Balance Sheets.    We account for our investments in LPs using the equity method to determine the carrying value.  Recognition of alternative investment income is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners.  As a result, our private equity investments are generally on a three-month delay and our hedge funds are on a one-month delay.  In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the second quarter of each calendar year.  Accordingly, our investment income from alternative investments for any calendar-year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar-year period.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances.  Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate.  Premiums and discounts are amortized using the effective yield method over the life of the loan.  Interest income and amortization of premiums and discounts are reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

Our policy is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent.  We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan.  We resume accruing interest once a loan complies with all of its original terms or restructured terms.  Mortgage loans deemed uncollectible are charged against the valuation allowance, and subsequent recoveries, if any, are credited to the valuation allowance.

We establish a valuation allowance to provide for the risk of credit losses inherent in our portfolio.  The valuation allowance includes specific valuation allowances for loans that are deemed to be impaired as well as general valuation allowances for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur.  Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement.  When we determine that a loan is impaired, a specific valuation allowance is established for the excess carrying value of the loan over its estimated value.  The loan’s estimated value is based on:  the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the loan’s collateral.  Changes in valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  General valuation allowances are primarily based on loss history adjusted for current conditions.

Valuation allowances are maintained at a level we believe is adequate to absorb estimated probable credit losses.  Our periodic evaluation of the adequacy of the valuation allowances is based on historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Our commercial loan portfolio is primarily comprised of long-term loans secured by existing commercial real estate.  We believe all of the commercial loans in our portfolio share three primary risks:  borrower credit worthiness; sustainability of the cash flow of the property; and market risk; therefore, our methods of monitoring and assessing credit risk are consistent for our entire portfolio.

For our commercial mortgage loan portfolio, trends in market vacancy and rental rates are incorporated into the analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) a valuation allowance.  In addition, we review each loan individually in our commercial mortgage loan portfolio on an annual basis to identify emerging risks.  We focus on properties that experienced a reduction in debt-service coverage or that have significant exposure to tenants with deteriorating credit profiles.  Where warranted, we establish or increase a valuation allowance for a specific loan based upon this analysis.

We measure and assess the credit quality of our commercial mortgage loans by using loan-to-value and debt-service coverage ratios.  The loan-to-value ratio compares the principal amount of the loan to the fair value at origination of the underlying property collateralizing the loan and is commonly expressed as a percentage.  Loan-to-value ratios greater than 100% indicate that the principal amount is greater than the collateral value.  Therefore, all else being equal, a lower loan-to-value ratio generally indicates a higher quality loan.  The debt-service coverage ratio compares a property’s net operating income to its debt-service payments.  Debt-service coverage ratios of less than 1.0 indicate that property operations do not generate enough income to cover its current debt payments.  Therefore, all else being equal, a higher debt-service coverage ratio generally indicates a higher quality loan.

Our residential loan portfolio is primarily comprised of first lien mortgages secured by existing residential real estate.  In contrast to the commercial mortgage loan portfolio, residential mortgage loans are primarily smaller-balance homogenous loans that share similar risk characteristics.  Therefore, these pools of loans are collectively evaluated for inherent credit losses.  Such evaluations consider numerous factors, including, but not limited to borrower credit scores, collateral values, loss forecasts, geographic location, delinquency rates and economic trends.  These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised.  Residential mortgage loan pools exclude loans that have been impaired as those loans are evaluated individually using the evaluation framework for specific valuation allowances described above.

For residential mortgage loans, our primary credit quality indicator is whether the loan is performing or nonperforming.  We generally define nonperforming residential mortgage loans as those that are 60 or more days past due and/or in nonaccrual status.  There is generally a higher risk of experiencing credit losses when a residential mortgage loan is nonperforming.

Policy Loans

Policy loans represent loans we issue to contract holders that use the cash surrender value of their life insurance policy as collateral.  Policy loans are carried at unpaid principal balances.

Real Estate

Real estate includes both real estate held for the production of income and real estate held-for-sale.  Real estate held for the production of income is carried at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful life of the asset.  We periodically review properties held for the production of income for impairment.  Properties whose carrying values are greater than their projected undiscounted cash flows are written down to estimated fair value, with impairment losses reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.  Real estate classified as held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs at the time classified as held-for-sale.  Real estate is not depreciated while it is classified as held-for-sale.  Also, valuation allowances are established, as appropriate, for real estate held-for-sale and any changes to the valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  Real estate acquired through foreclosure proceedings is recorded at fair value at the settlement date.

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

Acquisition costs for UL and VUL insurance and investment-type products, which include fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments.  Contract lives for UL and VUL policies are estimated to be 40 years based on the expected lives of the contracts.  Contract lives for fixed and variable deferred annuities are generally between 15 and 30 years, while some of our fixed multi-year guarantee products have amortization periods equal to the guarantee period.  The front-end load annuity product has an assumed life of 25 years.  Longer lives are assigned to those blocks that have demonstrated lower lapse experience.

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

Reinsurance

Our insurance subsidiaries enter into reinsurance agreements in the normal course of business to limit our exposure to the risk of loss and to enhance our capital management.

In order for a reinsurance agreement to qualify for reinsurance accounting, the agreement must satisfy certain risk transfer conditions that include, among other items, a reasonable possibility of a significant loss for the assuming entity.  When we apply reinsurance accounting, premiums, benefits and DAC amortization are reported net of insurance ceded on our Consolidated Statements of Comprehensive Income (Loss).  Amounts currently recoverable, such as ceded reserves, are reported in reinsurance recoverables and amounts currently payable to the reinsurers, such as premiums, are included in other liabilities on our Consolidated Balance Sheets.  Assets and liabilities and premiums and benefits from certain reinsurance contracts that grant statutory surplus relief to our insurance companies are netted on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss), respectively, if there is a contractual right of offset.

We use deposit accounting to recognize reinsurance agreements that do not transfer significant insurance risk.  This accounting treatment results in amounts paid or received by our insurance subsidiaries to be considered on deposit with the reinsurer and such amounts are reported in other assets and other liabilities, respectively, on our Consolidated Balance Sheets.  As amounts are paid or received, consistent with the underlying contracts, deposit assets or liabilities are adjusted.

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

Other Assets and Other Liabilities

Other assets consist primarily of DSI, specifically identifiable intangible assets, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, certain reinsurance assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, debt issuance costs associated with line-of-credit arrangements, assets under capital leases and other prepaid expenses.  Other liabilities consist primarily of current and deferred taxes, pension and other employee benefit liabilities, derivative instrument liabilities, certain reinsurance payables, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, interest on borrowed funds, obligations under capital leases, deferred gain on business sold through reinsurance and other accrued expenses.

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

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income

(Loss).  Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations.  These assets are amortized on a straight-line basis over their useful life of 25 years.  Specifically identifiable intangible assets also includes the value of customer relationships acquired (“VOCRA”) and value of distribution agreements (“VODA”) that were acquired through our business combination during 2018.  See Note 3 for more information regarding specifically identifiable intangible assets acquired.

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

Other liabilities on our Consolidated Balance Sheets as of December 31, 2018, includes a deferred gain on business sold through reinsurance attributable to our annuity reinsurance agreement with Athene Holding Ltd. (“Athene”) effective October 1, 2018.  We are recognizing the gain related to this transaction over the period over which the majority of account values are expected to run off, or 20 years.

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

Future Contract Benefits and Other Contract Holder Funds

Future contract benefits represent liability reserves that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.  Other contract holder funds represent liabilities for fixed account values, including the fixed portion of variable, dividends payable, premium deposit funds, undistributed earnings on participating business and other contract holder funds as well as the carrying value of DFEL discussed above.

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

The liability for future claim reserves for long-term disability contracts for incurred and reported claims are calculated based on assumptions as to interest, claim resolution rates and offsets for other insurance including social security.  Claim resolution rate assumptions and social security offsets are based on our actual experience.  The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for assets supporting the liabilities.  The incurred but not reported claim reserves are based on our experiences as to the reporting lags and ultimate loss experience.  Claim reserves are subject to revision as current claim experience and projections of future factors affecting claim experience change.  Claim reserves do not include a provision for adverse deviation.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends.  The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.  As of December 31, 2018 and 2017, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $56 million, $57 million and $59 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Fee Income

Fee income for investment and interest-sensitive life insurance contracts consists of asset-based fees, percent of premium charges, contract administration charges and surrender charges that are assessed against contract holder account balances.  Investment products consist primarily of individual and group variable and fixed deferred annuities.  Interest-sensitive life insurance products include UL insurance, VUL insurance and other interest-sensitive life insurance policies.  These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance.

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

The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees.  Asset-based fees, cost of insurance and contract administration charges are assessed on a daily or monthly basis and recognized as revenue as performance obligations are met, over the period underlying customer assets are owned or advisory services are provided.  Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned.  Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited.  Surrender charges are recognized upon surrender of a contract by the contract holder in accordance with contractual terms.  For investment and interest-sensitive life insurance contracts, the amounts collected from contract holders are considered deposits and are not included in revenue.

Insurance Premiums

Our insurance premiums for traditional life insurance and group insurance products are recognized as revenue when due from the contract holder.  Our traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies.  Our group insurance products consist primarily of term life, disability and dental.

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

Realized Gain (Loss)

Realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of investments, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivatives and trading securities.  Realized gains and losses on the sale of investments are determined using the specific identification method.  Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL.  Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation.

Other Revenues

Other revenues consists primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account values, changes in the market value of our seed capital investments, and proceeds from reinsurance recaptures.  Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements.

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2016 through 2018 ranged from 1% to 10%.

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

Income Taxes

We file a U.S. consolidated income tax return that includes all of our eligible subsidiaries.  Ineligible subsidiaries file separate individual corporate tax returns.  Subsidiaries operating outside of the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes.  Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes.  A valuation allowance is recorded to the extent required.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.

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

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the FASB and the impact of the adoption on our financial statements.  ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

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

January 1, 2018

We adopted the standard and all related amendments using the modified retrospective method.  Our primary sources of revenue are recognized in accordance with ASC Topic 944, Financial Services – Insurance; as such, revenue within the scope of the new standard primarily includes commissions and advisory fees earned by our broker-dealer operation, as well as group protection administrative service fees.  The adoption did not have a material impact on our consolidated financial condition, results of operations, stockholders’ equity or cash flows.  There were no material changes in the timing or measurement of revenues based upon the guidance.  As a result, there is no cumulative effect on retained earnings.  For more information, see Note 21.

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

January 1, 2018

At the time of adoption, we had equity securities classified as AFS with a total carrying value of $246 million.  We classified, prospectively, $110 million of equity securities within the scope of this ASU in a separate line on our Consolidated Balance Sheets.  The remaining securities, consisting of $136 million of FHLB stock, are classified in other investments on our Consolidated Balance Sheets and carried at cost. The cumulative effect adjustment of adopting this ASU was $1 million.

ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

These amendments require a reclassification from AOCI to retained earnings for stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act (“Tax Act”) of 2017.  The amount of the reclassification is equal to the impact of the change in deferred taxes related to amounts recorded in AOCI resulting from the change in the statutory corporate tax rate from 35% to 21%.  Early adoption is permitted and retrospective application is required.

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
ASU 2016-02, Leases and all related amendments

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

January 1, 2019

The adoption of this standard and related amendments will result in the recognition of approximately $240 million in right-of-use assets and lease liabilities on our Consolidated Balance Sheets as of January 1, 2019.  Comparative periods will continue to be measured and presented under historical guidance, and only the period of adoption will be subject to this ASU.  Additionally, there is not a significant difference in our pattern of lease expense recognition under this ASU, and there is no impact on cash flows.

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities

These amendments require an entity to shorten the amortization period for certain callable debt securities held at a premium so that the premium is amortized to the earliest call date.  Early adoption is permitted, and the ASU requires adoption under a modified retrospective basis through a cumulative effect adjustment to the beginning balance of retained earnings.

		January 1, 2019	We do not expect the adoption of this guidance to have a material impact on our consolidated financial condition and results of operations.
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

		January 1, 2019	We do not expect the adoption of this guidance to have a material impact on our consolidated financial condition and results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
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

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and DAC.  Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary.  They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits.  The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value.  The ASU provides various transition methods by topic that entities may elect upon adoption.  Early adoption is permitted.

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

We recognized $85 million of acquisition-related costs, pre-tax, for the year ended December 31, 2018.  These costs are included in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

The acquisition date fair values of certain assets and liabilities, including future contract benefits, intangible assets and related weighted average expected lives, commercial mortgage loans, reinsurance recoverables and deferred income taxes, are provisional and subject to revision within one year of the acquisition date.  Since the May 1, 2018 acquisition date, we have adjusted provisional assets acquired by $(5) million and provisional liabilities acquired by $27 million for an increase in provisional goodwill of $32 million.  Under the terms of the MTA, a final balance sheet will be agreed upon at a later date.  As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.  The following table presents the preliminary fair values (in millions) of the net assets acquired related to the Liberty Group Business as of December 31, 2018:

Preliminary
Fair Value
Assets
Investments	$2,493
Mortgage loans on real estate	658
Cash and invested cash	107
Reinsurance recoverables	76
Premiums and fees receivable	83
Accrued investment income	24
Other intangible assets acquired	640
Other assets acquired	142
Separate account assets	99
Total assets acquired	$4,322

Liabilities
Future contract benefits	$2,930
Other contract holder funds	46
Other liabilities acquired	144
Separate account liabilities	99
Total liabilities assumed	$3,219

Net identifiable assets acquired	$1,103
Goodwill	414
Net assets acquired	$1,517

Identifiable Intangible Assets

The following table presents the fair value of identifiable intangible assets acquired (dollars in millions):

		Weighted-
		Average
		Amortization
	Fair Value	Period
VOCRA	$576	20
VODA	31	13
VOBA	30	3
Insurance licenses	3	N/A
Total identifiable intangible assets	$640

VOCRA and VODA are included in other assets on our Consolidated Balance Sheets and reflect the estimated fair value of these intangible assets related to the Liberty Group Business as of May 1, 2018.  The value of the identifiable intangible assets was estimated using a discounted cash flow method.  Significant inputs to the valuation models include estimates of expected premiums, persistency rates, investment returns, claim costs, expenses and discount rates based on a weighted average cost of capital.  The carrying values of VOCRA and VODA are amortized using a straight-line method and reviewed at least annually for indicators of impairment in value that are other-than-temporary.

For information on VOBA, see Notes 1 and 8.

The value of insurance licenses acquired was estimated using the comparable transaction method under the market approach based on arms-length transactions in which certificate authority companies with life and health insurance licenses were purchased.  The value of insurance licenses has an indefinite useful life.

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from assets acquired and liabilities assumed that could not be individually identified.  The goodwill recorded as part of the acquisition is attributable to expected synergies and other benefits that management believes will result from the acquisition, including an increase in distribution strength.  The goodwill resulting from the acquisition was allocated to the Group Protection segment.  The goodwill is not expected to be deductible for income tax purposes.  For more information on goodwill, see Notes 1 and 10.

Future Contract Benefits

Unpaid claims acquired reflected within future contract benefits were recorded at estimated fair value.  The reserve discount rate was based on the investment yield of the assets acquired with adjustments for risk margin.  The actuarial classifications and methodologies were adjusted to be consistent with our accounting policies and reserve methodologies.

Financial Information

Since the acquisition date of May 1, 2018, the revenues and net income of the business acquired have been included in our Consolidated Statements of Comprehensive Income (Loss) in the Group Protection segment and were $1.5 billion and $36 million, respectively, for the period ended December 31, 2018.

The following unaudited pro forma condensed consolidated results of operations of the Company assume that the acquisition of Liberty Life was completed on January 1, 2017 (in millions):

	For the Years Ended
	December 31,
	2018	2017
Revenue	$17,163	$16,189

Net income	1,707	2,066

Pro forma adjustments include the revenue and net income of the acquired business for each period as well as amortization of identifiable intangible assets acquired and the fair value adjustment to acquired insurance reserves and investments.  Other pro forma adjustments include the incremental increase to interest expense attributable to financing the acquisition, and the impact of reflecting acquisition and integration costs and investment expenses directly attributable to the business combination in 2017 instead of in 2018.  Pro forma adjustments do not include retrospective adjustments to defer and amortize acquisition costs as would be recorded under our accounting policy.

Reinsurance

Pursuant to the reinsurance agreements, the Liberty Life Business was sold to Protective for a ceding commission of $423 million.  Our amounts recoverable from reinsurers increased significantly to $17.7 billion as of December 31, 2018, from $4.9 billion as of December 31, 2017, primarily as a result of this reinsurance transaction.  As such, Protective now represents our largest reinsurance exposure.  As we are not relieved of our liability, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance recoverable from Protective.  To support its obligations under the reinsurance agreements, Protective has established trust accounts for our benefit that fully collateralize the related reinsurance recoverable.  We recorded a deferred tax asset attributed to a tax loss carryforward arising from the reinsurance transaction with Protective.

4.  Variable Interest Entities

Consolidated VIEs

Reinsurance Related Notes

In July 2013, we formed a new limited liability company, Lincoln Financial Limited Liability Company I (“LFLLCI”), and we became the sole equity owner of LFLLCI through our capital contribution.  The activities of LFLLCI relate solely to our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and are primarily to acquire, hold and issue notes with LRCVV as well as pay and collect interest on the notes.  LFLLCI holds a surplus note issued by LRCVV that had an outstanding principal balance of $600 million as of December 31, 2018.  LFLLCI issued a long-term note to LRCVV that has a principal balance that moves concurrently with any variability in the face amount of the surplus note LFLLCI received from LRCVV.  We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.

Asset and liability information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2018			As of December 31, 2017
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Total return swap	1	600	-	1	573	-
Total assets	1	$600	$-	1	$573	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017.

Unconsolidated VIEs

Reinsurance Related Notes

Effective September 30, 2014, we entered into a new transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments.  We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries.  The outstanding principal balance of this long-term senior note was $885 million as of December 31, 2018, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.  The VIE has entered into a total return swap with an unaffiliated third party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  As of December 31, 2018, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.7 billion and $1.5 billion as of December 31, 2018 and 2017, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $20 million and $31 million as of December 31, 2018 and 2017, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were $1 million and $3 million for the years ended December 31, 2018 and 2017, respectively.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of December 31, 2018.

5.  Investments

AFS Securities

In 2018, we adopted ASU 2016-01, which resulted in a new classification and measurement of our equity securities.  See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,623	$2,980	$2,263	$(8)	$80,348
ABS	916	42	6	(14)	966
U.S. government bonds	390	29	2	-	417
Foreign government bonds	406	42	-	-	448
RMBS	3,308	118	67	(14)	3,373
CMBS	811	6	16	(3)	804
CLOs	1,746	3	24	(5)	1,730
State and municipal bonds	4,647	716	18	-	5,345
Hybrid and redeemable preferred securities	582	45	34	-	593
Total AFS securities	$92,429	$3,981	$2,430	$(44)	$94,024

	As of December 31, 2017
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$75,701	$6,862	$354	$(7)	$82,216
ABS	903	51	7	(27)	974
U.S. government bonds	527	41	1	-	567
Foreign government bonds	395	56	-	-	451
RMBS	3,327	155	39	(22)	3,465
CMBS	590	10	2	(2)	600
CLOs	803	2	2	(5)	808
State and municipal bonds	4,172	953	6	-	5,119
Hybrid and redeemable preferred securities	575	87	22	-	640
Total fixed maturity securities	86,993	8,217	433	(63)	94,840
Equity AFS securities	247	16	17	-	246
Total AFS securities	$87,240	$8,233	$450	$(63)	$95,086

(1)	Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2018, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,699	$3,729
Due after one year through five years	17,061	17,084
Due after five years through ten years	18,228	18,135
Due after ten years	46,660	48,203
Subtotal	85,648	87,151
Structured securities (ABS, MBS, CLOs)	6,781	6,873
Total fixed maturity AFS securities	$92,429	$94,024

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$32,493	$1,530	$7,228	$735	$39,721	$2,265
ABS	117	2	143	14	260	16
U.S. government bonds	70	1	23	1	93	2
RMBS	472	10	863	60	1,335	70
CMBS	470	11	82	5	552	16
CLOs	1,124	21	103	3	1,227	24
State and municipal bonds	404	8	96	10	500	18
Hybrid and redeemable
preferred securities	96	6	133	28	229	34
Total AFS securities	$35,246	$1,589	$8,671	$856	$43,917	$2,445

Total number of AFS securities in an unrealized loss position						3,414

	As of December 31, 2017
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$4,854	$68	$4,893	$288	$9,747	$356
ABS	62	1	151	15	213	16
U.S. government bonds	156	-	19	1	175	1
RMBS	302	4	641	36	943	40
CMBS	113	-	60	3	173	3
CLOs	281	2	72	-	353	2
State and municipal bonds	34	-	93	6	127	6
Hybrid and redeemable
preferred securities	20	-	126	22	146	22
Total fixed maturity securities	5,822	75	6,055	371	11,877	446
Equity AFS securities	22	14	8	3	30	17
Total AFS securities	$5,844	$89	$6,063	$374	$11,907	$463

Total number of AFS securities in an unrealized loss position						1,128

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$395	$124	$1	45
Six months or greater, but less than nine months	96	49	-	11
Nine months or greater, but less than twelve months	11	8	-	2
Twelve months or greater	143	74	8	32
Total	$645	$255	$9	90

	As of December 31, 2017
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$156	$57	$1	26
Six months or greater, but less than nine months	2	1	-	4
Nine months or greater, but less than twelve months	15	8	-	7
Twelve months or greater	215	78	10	49
Total	$388	$144	$11	86

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities increased by $2.0 billion for the year ended December 31, 2018.  As discussed further below, we believe the unrealized loss position as of December 31, 2018, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of December 31, 2018, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2018, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of December 31, 2018, the unrealized losses associated with our MBS and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of December 31, 2018, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Balance as of beginning-of-year	$378	$430	$382
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	5	13	84
Credit losses on securities for which an
OTTI was previously recognized	2	7	17
Decreases attributable to:
Securities sold, paid down or matured	(30)	(72)	(53)
Balance as of end-of-year	$355	$378	$430

During 2018, 2017 and 2016, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Determination of Credit Losses on Corporate Bonds

As of December 31, 2018 and 2017, we reviewed our corporate bond portfolio for potential shortfalls in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near-term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2018 and 2017, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2018 and 2017, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.2 billion and $3.5 billion, respectively, and a fair value of $3.0 billion and $3.5 billion, respectively.  Based upon the analysis discussed above, we believed as of December 31, 2018 and 2017, that we would recover the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

As of December 31, 2018 and 2017, default rates were projected by considering underlying MBS and ABS loan performance and collateral type.  Projected default rates on existing delinquencies vary depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

We use certain available loan characteristics such as lien status, loan sizes and occupancy to estimate the loss severity of loans.  Second lien loans are assigned 100% severity, if defaulted.  For first lien loans, we assume a minimum of 30% severity, with higher severity assumed for investor properties and further adjusted by housing price assumptions.  With the default rate timing curve and loan-level loss severity, we derive the future expected credit losses.

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2018	2017
Fixed maturity securities:
Corporate bonds	$1,639	$1,335
ABS	17	15
U.S. government bonds	43	115
Foreign government bonds	23	23
RMBS	79	86
CMBS	7	2
CLOs	104	3
State and municipal bonds	16	17
Hybrid and redeemable preferred securities	22	24
Total trading securities	$1,950	$1,620

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2018, 2017 and 2016, was $(58) million, $7 million and $(3) million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2018			As of December 31, 2017
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$13,029	$239	$13,268	$10,762	$-	$10,762
60 to 90 days past due	-	1	1	-	-	-
Greater than 90 days past due	-	-	-	3	-	3
Valuation allowance	-	-	-	(3)	-	(3)
Unamortized premium (discount)	(17)	8	(9)	-	-	-
Total carrying value	$13,012	$248	$13,260	$10,762	$-	$10,762

We establish a valuation allowance to provide for the risk of credit losses inherent in our portfolio.  The valuation allowance includes specific valuation allowances for loans that are deemed to be impaired as well as general valuation allowances for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss has occurred.

For our commercial mortgage loans, no specifically identified loans were impaired as of December 31, 2018.  Three mortgage loans were impaired as of December 31, 2017, with an aggregate principal balance of $11 million for which a specific valuation allowance of $3 million was established resulting in a net carrying value of $8 million.

For our residential mortgage loans, no specifically identified loans were impaired as of December 31, 2018 or 2017.  The general allowance established on residential mortgage loans as of December 31, 2018, was less than $1 million.

The changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Balance as of beginning-of-year	$3	$2	$2
Additions	-	1	1
Charge-offs, net of recoveries	(3)	-	(1)
Balance as of end-of-year	$-	$3	$2

The average carrying value for impaired commercial mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Average carrying value for impaired
mortgage loans on real estate	$5	$6	$7
Interest income recognized on impaired
mortgage loans on real estate	1	-	-
Interest income collected on impaired
mortgage loans on real estate	1	-	-

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of December 31, 2018			As of December 31, 2017
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$11,716	90.1%	2.30	$9,642	89.6%	2.26
65% to 74%	1,238	9.5%	1.76	1,000	9.3%	1.94
75% to 100%	58	0.4%	0.95	112	1.0%	0.97
Greater than 100%	-	0.0%	0.00	8	0.1%	0.82
Total	$13,012	100.0%		$10,762	100.0%

As described in Note 1, we use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of December 31, 2018		As of December 31, 2017
	Carrying	% of	Carrying	% of
Performance Indicator	Value	Total	Value	Total
Performing	$247	99.6%	$-	0.0%
Nonperforming	1	0.4%	-	0.0%
Total	$248	100.0%	$-	0.0%

Our commercial mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 23% and 21% of commercial mortgage loans on real estate as of December 31, 2018 and 2017, respectively, and Texas, which accounted for 12% of commercial mortgage loans on real estate as of December 31, 2018 and 2017.

Our residential mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California and Florida, which accounted for 34% and 19%, respectively, of residential mortgage loans on real estate as of December 31, 2018.  We did not have residential mortgage loan exposure as of December 31, 2017.

Alternative Investments

As of December 31, 2018 and 2017, alternative investments included investments in 237 and 224 different partnerships, respectively, and the portfolios represented approximately 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Fixed maturity AFS securities	$4,209	$4,163	$4,138
Equity AFS securities	-	12	11
Trading securities	84	94	100
Equity securities	4	-	-
Mortgage loans on real estate	496	440	422
Real estate	1	2	2
Policy loans	123	135	140
Invested cash	26	11	14
Commercial mortgage loan prepayment
and bond make-whole premiums	79	139	120
Alternative investments	222	165	75
Consent fees	4	6	5
Other investments	23	2	5
Investment income	5,271	5,169	5,032
Investment expense	(186)	(179)	(158)
Net investment income	$5,085	$4,990	$4,874

Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Fixed maturity AFS securities: (1)
Gross gains	$38	$19	$70
Gross losses	(80)	(44)	(133)
Gross OTTI	(7)	(20)	(101)
Equity AFS securities:
Gross gains	-	6	7
Gross OTTI	-	-	(1)
Gain (loss) on other investments (2)	(13)	(12)	(68)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(22)	(21)	(24)
Total realized gain (loss) related to certain investments	(84)	(72)	(250)
Realized gain (loss) on the mark-to-market on certain instruments (3)	4	(11)	20
Indexed annuity and IUL contracts net derivatives results: (4)
Gross gain (loss)	(51)	(22)	(1)
Associated amortization of DAC, VOBA, DSI and DFEL	12	(2)	(4)
Variable annuity net derivatives results: (5)
Gross gain (loss)	295	(71)	(138)
Associated amortization of DAC, VOBA, DSI and DFEL	(35)	8	34
Total realized gain (loss)	$141	$(170)	$(339)

(1)	These amounts are represented net of related fair value hedging activity. See Note 6 for more information.
(2)	Includes market adjustments on equity securities still held of $(17) million for the year ended December 31, 2018.
(3)

Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives and trading securities.

(4)

Represents the net difference between the change in fair value of the S&P 500 Index® (“S&P 500”) call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(5)

Includes the net difference in the change in embedded derivative reserves of our GLB riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GLB and GDB riders, including the cost of purchasing the hedging instruments.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(5)	$(13)	$(80)
ABS	(1)	(2)	(5)
RMBS	(1)	(2)	(11)
CMBS	-	(2)	(2)
State and municipal bonds	-	(1)	(3)
Total fixed maturity AFS securities	(7)	(20)	(101)
Equity AFS securities	-	-	(1)
Gross OTTI recognized in net income (loss)	(7)	(20)	(102)
Associated amortization of DAC, VOBA, DSI and DFEL	-	2	-
Net OTTI recognized in net income (loss)	$(7)	$(18)	$(102)

We recognized less than $1 million of OTTI in OCI for the years ended December 31, 2018 and 2017.  We recognized $55 million of gross OTTI in OCI, offset by $12 million for the change in DAC, VOBA, DSI and DFEL, for the year ended December 31, 2016.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$637	$637	$765	$765
Securities pledged under securities lending agreements (2)	88	85	222	213
Securities pledged under repurchase agreements (3)	150	185	530	588
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,930	5,923	2,900	4,235
Total payables for collateral on investments	$4,805	$6,830	$4,417	$5,801

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

(3)

Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary.  The cash received in our repurchase program is typically invested in fixed maturity AFS securities.

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
Collateral payable for derivative investments	$(128)	$(129)	$(493)
Securities pledged under securities lending agreements	(134)	6	(26)
Securities pledged under repurchase agreements	(380)	(5)	(138)
Investments pledged for FHLBI	1,030	(450)	995
Total increase (decrease) in payables for collateral on investments	$388	$(578)	$338

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$-	$150	$150
Securities Lending
Corporate bonds	88	-	-	-	88
Total gross secured borrowings	$88	$-	$-	$150	$238

	As of December 31, 2017
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$100	$280	$150	$530
Securities Lending
Corporate bonds	222	-	-	-	222
Total gross secured borrowings	$222	$100	$280	$150	$752

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge.  As of December 31, 2018, the fair value of all collateral received that we are permitted to sell or re-pledge was $537 million.  As of December 31, 2018, we have re-pledged $378 million of this collateral to cover initial margin on certain derivative investments.

Investment Commitments

As of December 31, 2018, our investment commitments were $2.1 billion, which included $843 million of LPs, $804 million of mortgage loans on real estate and $476 million of private placement securities.

Concentrations of Financial Instruments

As of December 31, 2018 and 2017, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.4 billion and $1.3 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.3 billion and $1.0 billion, respectively, or 1% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2018, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and the financial services industry with a fair value of $14.5 billion and $14.2 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio.  As of December 31, 2017, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and the utilities industry with a fair value of $15.0 billion and $14.3 billion, respectively, or 13% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

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

We also use forward-starting interest rate swaps to hedge the interest rate exposure within our life products related to the forecasted purchases of certain assets.

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

Reinsurance Related Embedded Derivatives

We have certain Modco arrangements and coinsurance with funds withheld reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2018			As of December 31, 2017
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,741	$70	$9	$3,007	$46	$84
Foreign currency contracts (1)	2,326	167	39	1,804	79	79
Total cash flow hedges	5,067	237	48	4,811	125	163
Fair value hedges:
Interest rate contracts (1)	1,268	55	137	1,438	254	174
Non-Qualifying Hedges
Interest rate contracts (1)	100,628	464	138	72,937	657	127
Foreign currency contracts (1)	47	-	-	22	-	-
Equity market contracts (1)	30,487	676	162	31,090	562	557
Credit contracts (1)	-	-	-	52	-	-
Embedded derivatives:
GLB direct (2)	-	123	-	-	903	-
GLB ceded (2) (3)	-	72	-	-	51	67
Reinsurance related (4)	-	-	3	-	-	57
Indexed annuity and IUL contracts (2) (5)	-	902	1,305	-	11	1,418
Total derivative instruments	$137,497	$2,529	$1,793	$110,350	$2,563	$2,563

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

Beginning in the first quarter 2017, consistent with changes enacted by the Chicago Mercantile Exchange (“CME”), the Company offset the variation margin payments with the derivative balances that are cleared through CME.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2018
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$12,968	$16,828	$49,713	$23,715	$1,413	$104,637
Foreign currency contracts (2)	102	268	728	1,166	109	2,373
Equity market contracts	20,876	5,225	1,236	14	3,136	30,487
Total derivative instruments
with notional amounts	$33,946	$22,321	$51,677	$24,895	$4,658	$137,497

(1)	As of December 31, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of December 31, 2018, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The change in our unrealized gain (loss) on derivative instruments in AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(29)	$49	$132
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	(6)	-	-
Cash flow hedges:
Interest rate contracts	100	7	(205)
Foreign currency contracts	44	20	(10)
Change in foreign currency exchange rate adjustment	111	(137)	96
Change in DAC, VOBA, DSI and DFEL	(13)	2	3
Income tax benefit (expense)	(51)	38	41
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	4	4	5
Interest rate contracts (2)	(7)	(18)	(10)
Interest rate contracts (3)	-	-	1
Foreign currency contracts (1)	27	18	11
Foreign currency contracts (3)	-	9	7
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)	(1)
Income tax benefit (expense)	(5)	(4)	(5)
Balance as of end-of-year	$139	$(29)	$49

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$4	$4	$5
Interest rate contracts (2)	(7)	(18)	(10)
Interest rate contracts (3)	-	-	1
Foreign currency contracts (1)	-	18	11
Foreign currency contracts (3)	27	9	7
Total cash flow hedges	24	13	14
Fair value hedges:
Interest rate contracts (1)	(14)	(23)	(28)
Interest rate contracts (2)	13	27	32
Interest rate contracts (3)	37	7	16
Total fair value hedges	36	11	20
Non-Qualifying Hedges
Interest rate contracts (3)	(150)	103	181
Foreign currency contracts (3)	5	-	(14)
Equity market contracts (3)	444	(1,427)	(1,253)
Equity market contracts (4)	(18)	29	12
Credit contracts (3)	-	1	(5)
Embedded derivatives:
GLB (3)	(692)	1,055	582
Reinsurance related (3)	54	10	34
Indexed annuity and IUL contracts (3)	81	(400)	(120)
Total derivative instruments	$(216)	$(605)	$(549)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Offset to net investment income	$4	$22	$16
Offset to realized gain (loss)	27	9	8
Offset to interest and debt expense	(7)	(18)	(10)

As of December 31, 2018, $37 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2018 and 2017, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of December 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.  As of December 31, 2017, information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

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

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR.  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held.  As of December 31, 2018, the NPR adjustment was less than $1 million.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  We did not have any exposure as of December 31, 2018 or 2017.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2018		As of December 31, 2017
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$33	$(3)	$116	$(1)
A+	296	(96)	242	(453)
A	106	(56)	170	(120)
A-	4	-	237	(3)
BBB+	197	-	-	(4)
	$636	$(155)	$765	$(581)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,330	$1,097	$2,427
Gross amounts offset	(223)	-	(223)
Net amount of assets	1,107	1,097	2,204
Gross amounts not offset:
Cash collateral	(636)	-	(636)
Non-cash collateral	(58)	-	(58)
Net amount	$413	$1,097	$1,510

Financial Liabilities
Gross amount of recognized liabilities	$784	$1,308	$2,092
Gross amounts offset	(103)	-	(103)
Net amount of liabilities	681	1,308	1,989
Gross amounts not offset:
Cash collateral	(155)	-	(155)
Non-cash collateral	(190)	-	(190)
Net amount	$336	$1,308	$1,644

	As of December 31, 2017
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,301	$965	$2,266
Gross amounts offset	(386)	-	(386)
Net amount of assets	915	965	1,880
Gross amounts not offset:
Cash collateral	(765)	-	(765)
Net amount	$150	$965	$1,115

Financial Liabilities
Gross amount of recognized liabilities	$955	$1,542	$2,497
Gross amounts offset	(296)	-	(296)
Net amount of liabilities	659	1,542	2,201
Gross amounts not offset:
Cash collateral	(581)	-	(581)
Net amount	$78	$1,542	$1,620

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Current	$91	$210	$88
Deferred	153	(1,159)	178
Federal income tax expense (benefit)	$244	$(949)	$266

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Tax rate times pre-tax income (loss)	$396	$396	$510
Effect of:
Tax-preferred investment income	(87)	(280)	(196)
Tax credits	(39)	(29)	(28)
Change in uncertain tax positions	1	(17)	(14)
Excess tax benefits from share-based compensation	(5)	(12)	(8)
Goodwill impairment	-	316	-
Deferred tax impact from the Tax Cuts and Jobs Act	(19)	(1,322)	-
Other items	(3)	(1)	2
Federal income tax expense (benefit)	$244	$(949)	$266
Effective tax rate	13%	-84%	18%

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss).  Tax-preferred investment income as reflected above relates primarily to the separate account dividends-received deduction, which generated a total tax benefit of $84 million, $264 million and $182 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As a result of the Tax Act, the recorded tax benefit for the separate account dividends-received deduction was substantially less in our 2018 income tax provision as compared to prior years.  The current year also includes a tax benefit from the impact of the reduced corporate tax rate under the Tax Act on our adoption of a recent Internal Revenue Service pronouncement related to variable annuity contracts.

As a result of the enactment of the Tax Act on December 22, 2017, we remeasured our existing deferred tax balances at the 21% marginal corporate income tax rate and recognized a $1.3 billion tax benefit in 2017.  The SEC previously issued rules that allow for a one-year measurement period after the enactment of the Tax Act to finalize calculations and recording of the related tax impacts.  Subsequent to the enactment date, we completed our review of the provisions of the Tax Act, including the impact of the reduction in the U.S. federal corporate income tax rate and the impact of specific life insurance provisions on our financial statements.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2018	2017
Current	$(24)	$(35)
Deferred	(1,158)	(2,095)
Total federal income tax asset (liability)	$(1,182)	$(2,130)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2018	2017
Deferred Tax Assets
Future contract benefits and other contract holder funds	$649	$795
Reinsurance related embedded derivative asset	1	12
Compensation and benefit plans	179	182
Intangibles	40	-
Tax credits	-	76
Net operating losses	264	-
Other	56	7
Total deferred tax assets	$1,189	$1,072
Deferred Tax Liabilities
DAC	$1,339	$1,080
VOBA	305	108
Net unrealized gain on AFS securities	338	1,643
Net unrealized gain on trading securities	27	41
Intangibles	-	9
Investment activity	332	96
Other	6	190
Total deferred tax liabilities	$2,347	$3,167
Net deferred tax asset (liability)	$(1,158)	$(2,095)

As of December 31, 2018, we had no remaining deferred tax assets related to tax credits; however, we have $1.3 billion of net operating losses to carry forward to future years.  Although realization is not assured, management believes that it is more likely than not that we will realize the benefits of our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

As of December 31, 2018 and 2017, $16 million and $11 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate.  We are not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2018	2017
Balance as of beginning-of-year	$11	$1
Increases for prior year tax positions	-	9
Increases for current year tax positions	5	1
Balance as of end-of-year	$16	$11

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2018, 2017 and 2016, we recognized interest and penalty expense (benefit) related to uncertain tax positions of zero,  zero and $(3) million, respectively.  There was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2018 and 2017.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities.  We are currently not under examination by the Internal Revenue Service; however, tax years 2015 and forward remain open under the applicable statute of limitations.  We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Balance as of beginning-of-year	$7,887	$8,243	$8,617
Business acquired (sold) through reinsurance	(246)	-	-
Deferrals	1,600	1,348	1,344
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(951)	(965)	(981)
Unlocking	(115)	61	(276)
Adjustment related to realized gains (losses)	(47)	(12)	22
Adjustment related to unrealized gains (losses)	1,320	(788)	(483)
Balance as of end-of-year	$9,448	$7,887	$8,243

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Balance as of beginning-of-year	$516	$891	$893
Business acquired (sold) through reinsurance	(11)	-	-
Business acquired	30	-	-
Deferrals	7	7	3
Amortization:
Amortization, excluding unlocking	(127)	(105)	(108)
Unlocking	(60)	(48)	36
Accretion of interest (1)	48	52	52
Adjustment related to realized gains (losses)	(2)	(1)	(2)
Adjustment related to unrealized gains (losses)	415	(280)	17
Balance as of end-of-year	$816	$516	$891

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2018, was as follows:

2019	$81
2020	77
2021	73
2022	67
2023	64

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Balance as of beginning-of-year	$238	$243	$256
Business acquired (sold) through reinsurance	(21)	-	-
Deferrals	47	29	24
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(28)	(30)	(32)
Unlocking	-	(4)	(2)
Adjustment related to realized gains (losses)	(1)	(1)	(1)
Adjustment related to unrealized gains (losses)	13	1	(2)
Balance as of end-of-year	$248	$238	$243

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Balance as of beginning-of-year	$1,445	$1,874	$1,952
Deferrals	875	755	631
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(482)	(396)	(365)
Unlocking	(53)	1	(63)
Adjustment related to realized (gains) losses	(20)	(14)	(3)
Adjustment related to unrealized (gains) losses	1,004	(775)	(278)
Balance as of end-of-year	$2,769	$1,445	$1,874

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re Life & Health America, Inc. (“Swiss Re”):

	For the Years Ended December 31,
	2018	2017	2016
Direct insurance premiums and fee income	$12,041	$10,269	$9,551
Reinsurance assumed	89	91	93
Reinsurance ceded	(1,543)	(1,485)	(1,413)
Total insurance premiums and fee income	$10,587	$8,875	$8,231

Direct insurance benefits	$8,592	$6,770	$6,195
Reinsurance recoveries netted against benefits	(1,806)	(1,610)	(1,503)
Total benefits	$6,786	$5,160	$4,692

Our insurance companies cede insurance to other companies.  The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers.  We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management.

As of December 31, 2018, the policy for our reinsurance program was to retain up to $20 million on a single insured life.  As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2018.  Approximately 46% and 38% of our total individual life in-force amount was reinsured as of December 31, 2018 and 2017, respectively.

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers.  Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $17.7 billion and $4.9 billion as of December 31, 2018 and 2017, respectively.

As disclosed in Note 3, Protective represents our largest reinsurance exposure following the sale of the Liberty Life Business that resulted in amounts recoverable from Protective of $12.1 billion as of December 31, 2018.  Protective has funded trusts, of which the balance in the trusts changes as a result of ongoing reinsurance activity, to support the business ceded, which totaled $13.7 billion as of December 31, 2018.

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions.  As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements.  As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $1.5 billion and $1.8 billion as of December 31, 2018 and 2017, respectively.  Swiss Re has funded a trust, with a balance of $2.4 billion as of December 31, 2018, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2018, included $177 million and $24 million, respectively, related to the business sold to Swiss Re.

Portions of our deferred annuity business have been reinsured on either a coinsurance or a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2018 and 2017, the reserves associated with these reinsurance arrangements totaled $433 million and $530 million, respectively.  In addition, effective October 1, 2018, we entered into a Modco agreement with Athene to reinsure fixed and fixed indexed annuity products, which resulted in a $7.5 billion deposit asset reflected within other assets on our Consolidated Balance Sheets as of December 31, 2018.  The Modco account includes fixed maturity AFS securities, trading securities, commercial mortgage loans, derivative investments and cash that had carrying values of $6.5 billion, $559 million, $72 million, $60 million and $265 million, respectively, as of December 31, 2018.  As described in Note 1, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $8 million of the gain during 2018.

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2018
	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,188	(1,554)	-	-	634
Group Protection	274	-	414	-	688
Total goodwill	$3,522	$(2,154)	$414	$-	$1,782

	For the Year Ended December 31, 2017
	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,188	(649)	-	(905)	634
Group Protection	274	-	-	-	274
Total goodwill	$3,522	$(1,249)	$-	$(905)	$1,368

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

As of October 1, 2018, we performed our annual quantitative goodwill impairment test for our reporting units, and the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2018		As of December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Retirement Plan Services:
Mutual fund contract rights (1)	$5	$-	$5	$-
Life Insurance:
Sales force	100	51	100	47
Group Protection:
VOCRA	576	5	-	-
VODA	31	-	-	-
Insurance licenses (1)	3	-	-	-
Total	$715	$56	$105	$47

(1)	No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2018, was as follows:

2019	$26
2020	37
2021	37
2022	37
2023	37
Thereafter	477

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2018 (1)	2017 (1)
Return of Net Deposits
Total account value	$89,783	$96,941
Net amount at risk (2)	1,002	81
Average attained age of contract holders	65 years	64 years

Minimum Return
Total account value	$88	$108
Net amount at risk (2)	18	18
Average attained age of contract holders	77 years	76 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$23,365	$26,596
Net amount at risk (2)	2,007	417
Average attained age of contract holders	71 years	70 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Years Ended December 31,
	2018	2017	2016
Balance as of beginning-of-year	$100	$110	$115
Changes in reserves	77	8	34
Benefits paid	(16)	(18)	(39)
Balance as of end-of-year	$161	$100	$110

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2018	2017
Asset Type
Domestic equity	$54,060	$59,647
International equity	18,359	20,837
Fixed income	37,942	40,626
Total	$110,361	$121,110

Percent of total variable annuity separate account values	99%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  Reserves on UL and VUL products with secondary guarantees represented 35% of total life insurance in-force reserves as of December 31, 2018 and 2017.  UL and VUL products with secondary guarantees represented 36%,  27% and 33% of total sales for the years ended December 31, 2018, 2017 and 2016, respectively.

12.  Liability for Unpaid Claims

Changes in the liability for unpaid claims (in millions), were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Balance as of beginning-of-year	$2,222	$2,242	$2,307
Reinsurance recoverable	57	69	71
Net balance as of beginning-of-year	2,165	2,173	2,236
Business acquired (1)	2,842	-	-
Incurred related to:
Current year	2,531	1,346	1,395
Prior years:
Interest	120	69	71
All other incurred (2)	(208)	(76)	(156)
Total incurred	2,443	1,339	1,310
Paid related to:
Current year	(1,197)	(798)	(806)
Prior years	(1,061)	(549)	(567)
Total paid	(2,258)	(1,347)	(1,373)
Net balance as of end-of-year	5,192	2,165	2,173
Reinsurance recoverable	143	57	69
Balance as of end-of-year	$5,335	$2,222	$2,242

(1)	Represents Liberty group life and disability reserves, net, as of May 1, 2018, subject to finalization of acquisition date fair values. See Note 3 for additional information.
(2)

All other incurred is primarily impacted by the level of claim resolutions in the period compared to that which is expected by the reserve assumption.  A negative number implies a favorable result where claim resolutions were more favorable than assumed.  Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the long-term life of the block of claims.  It will vary from actual experience in any one period, both favorably and unfavorably.

The majority of the reserves included above are for long-term disability claims.  The interest rate assumption is an important part of the reserving process due to the long benefit period for these claims.  Interest accrued on prior years reserves has been calculated on the opening reserve balance less one-half of the prior year’s incurred claim payments at our average reserve discount rate.

Long-term disability benefits may extend for many years, and claim development schedules do not reflect these longer benefit periods.  As a result, we use longer term retrospective runoff studies, experience studies and prospective studies to develop our liability estimates.  Long-term disability reserves are discounted using rates ranging from 3.25% to 5%.  The discount rates vary by year of claim incurral.

A reconciliation of future contract benefits as reported in our Consolidated Balance Sheets to the liability for unpaid claims (in millions), was as follows:

	As of December 31,
	2018	2017	2016
Future contract benefits	$34,648	$22,887	$21,576
Less:
Life insurance and annuity reserves and claims due	27,732	19,066	17,634
Accident and health life insurance reserves	1,581	1,599	1,700
Liability for unpaid claims	$5,335	$2,222	$2,242

13.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2018	2017
Short-Term Debt
Current maturities of long-term debt	$-	$450
Total short-term debt	$-	$450

Long-Term Debt, Excluding Current Portion
Senior notes:
8.75% notes, due 2019 (1)	$-	$287
6.25% notes, due 2020 (1)	300	300
4.85% notes, due 2021 (1)	300	300
4.20% notes, due 2022 (1)	300	300
LIBOR + 100 bps loan, due 2023	200	-
4.00% notes, due 2023 (1)	500	350
3.35% notes, due 2025 (1)	300	300
3.63% notes, due 2026 (1)	400	400
3.80% notes, due 2028 (1)	500	-
6.15% notes, due 2036 (1)	348	348
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
4.35% notes, due 2048 (1)	450	-
Total senior notes	4,473	3,460

Capital securities:
LIBOR + 236 bps, due 2066 (3)	722	722
LIBOR + 204 bps, due 2067 (3)	491	491
Total capital securities	1,213	1,213
Unamortized premiums (discounts)	(3)	(8)
Unamortized debt issuance costs	(33)	(25)
Unamortized adjustments from discontinued hedges	123	-
Fair value hedge on interest rate swap agreements	66	254
Total unamortized premiums (discounts), unamortized debt
issuance costs and fair value hedge on interest rate swap agreements	153	221
Total long-term debt	$5,839	$4,894

(1)

We have the option to repurchase the outstanding notes by paying the greater of 100% of the principal amount of the notes to be redeemed or the make-whole amount (as defined in each note agreement), plus in each case any accrued and unpaid interest as of the date of redemption.

(2)

Categorized as operating debt for leverage ratio calculations as the proceeds were primarily used as a long-term structured solution to reduce the strain on increasing statutory reserves associated with secondary guarantee UL and term policies.

(3)	To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

Details underlying the recognition of a gain (loss) on the early extinguishment of debt (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Principal balance outstanding prior to payoff (1)	$287	$-	$350
Unamortized debt issuance costs and discounts prior to payoff	(1)	5	(3)
Amount paid to retire debt	(309)	-	(410)
Gain (loss) on early extinguishment of debt, pre-tax	$(23)	$5	$(63)

(1)

During the first quarter of 2018, we repurchased $287 million of our 8.75% senior notes due 2019.  During the fourth quarter of 2016, we repurchased $200 million of our 8.75% senior notes due 2019 and $150 million of our 6.15% senior notes due 2036.

Future principal payments due on long-term debt (in millions) as of December 31, 2018, were as follows:

2019	$-
2020	300
2021	300
2022	300
2023	700
Thereafter	4,086
Total	$5,686

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed-rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), and LOCs (in millions) were as follows:

		As of December 31, 2018
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	Jun-2021	$2,500	$1,001
LOC facility (1)	Dec-2019	350	350
LOC facility (1)	Aug-2031	990	953
LOC facility (1)	Oct-2031	1,006	1,006
Total		$4,846	$3,310

(1)	Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

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

Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2018, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid.  Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of December 31, 2018, we were in compliance with all such covenants.

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

Certain Debt Covenants on Capital Securities

Our $1.2 billion in principal amount of capital securities outstanding contain certain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following trigger events exists as of the 30th day prior to an interest payment date (“determination date”):

•	LNL’s risk-based capital (“RBC”) ratio is less than 175% (based on the most recent annual financial statement filed with the State of Indiana); or
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

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events no longer existed.  Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities nor will a nonpayment of interest unless it lasts for 10 consecutive years, although such breaches may result in monetary damages to the holders of the capital securities.  As of December 31, 2018, we were in compliance with all such covenants.

14.  Contingencies and Commitments

Contingencies

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the SEC, Financial Industry Regulatory Authority and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers, registered investment advisers and unclaimed property laws.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2018.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of December 31, 2018, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016.  Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy.  Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders.  On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety.  The court ordered that plaintiff will have until February 26, 2019, to file a motion seeking leave to amend.

Hanks v. The Lincoln Life and Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016.  Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result.  Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf.  We are vigorously defending this matter.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Master File No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action filings that were consolidated by an order dated March 20, 2017.  In addition to consolidating a number of existing matters, the order also covers any future cases filed in the same district related to the same subject matter.  Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL).  Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016.  Plaintiffs seek to represent classes of policyowners and seek damages on their behalf.  We are vigorously defending this matter.

In re: Lincoln National 2017 COI Rate Litigation, Master File No. 2:17-cv-04150 is a consolidated litigation matter related to multiple putative class action filings that were consolidated by an order of the court in March 2018.  Plaintiffs own universal life insurance policies originally issued by former Jefferson-Pilot (now LNL).  Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017.  Plaintiffs seek to represent classes of policyholders and seek damages on their behalf.  We are vigorously defending this matter.

Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), No. 2:18-cv-01573 filed in the U.S. District Court for the District Court, Eastern District of Pennsylvania is a putative class action that was filed on April 13, 2018.  Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies.  Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on their behalf.  Breach of contract is the only cause of action asserted.  We are vigorously defending this matter.

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

LSH Co. and Wells Fargo Bank, National Association, as securities intermediary for LSH Co. v. Lincoln National Corporation and The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-05529, is a civil action filed on December 21, 2018.  Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL).  Plaintiffs allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates in 2016 and 2017.

Because the majority of policies at issue experienced a rate change in 2016, we expect the case will be consolidated with the In re: Lincoln National COI Litigation and EFG Bank cases, discussed above.  We are vigorously defending this matter.

Commitments

Operating Leases

We lease office space and certain equipment under various long-term lease agreements.  Rental expense on operating leases for the years ended December 31, 2018, 2017 and 2016, was $50 million, $43 million and $44 million, respectively.  Our future minimum lease payments (in millions) as of December 31, 2018, were as follows:

2019	$44
2020	41
2021	40
2022	36
2023	33
Thereafter	88
Total	$282

Capital Leases

In 2018 and 2017, we entered into sale-leaseback transactions on $88 million and $62 million, respectively, (net of amortization) of assets.  These transactions have been classified as other assets on our Consolidated Balance Sheets.  These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives.  Total accumulated amortization of all capital leased assets under sale-leaseback transactions as of December 31, 2018 and 2017, was $282 million and $101 million, respectively.  Future minimum lease payments under capital leases (in millions) as of December 31, 2018, were as follows:

2019	$97
2020	58
2021	68
2022	67
2023	91
Thereafter	28
Total minimum lease payments	409
Less: Amount representing interest	45
Present value of minimum lease payments	$364

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

Vulnerability from Concentrations

As of December 31, 2018, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition.  For information on our investment and reinsurance concentrations, see Notes 5 and 9, respectively.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Annuities segment is significant to this segment.  The ALVA product accounted for 11%, 14% and 21% of Annuities’ variable annuity product deposits in 2018, 2017 and 2016, respectively, and represented approximately 38%, 40% and 41% of the segment’s total variable annuity product account values as of December 31, 2018, 2017 and 2016, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Annuities segment, AFIS funds accounted for 16%, 20% and 23% of variable annuity product deposits in 2018, 2017 and 2016, respectively, and represented 45%, 47% and 47% of the segment’s total variable annuity product account values as of December 31, 2018, 2017 and 2016, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(17) million and $(16) million as of December 31, 2018 and 2017, respectively.

15.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Common Stock
Balance as of beginning-of-year	218,090,114	226,335,105	243,835,893
Stock issued for exercise of warrants	212,670	344,901	79,397
Stock compensation/issued for benefit plans	800,325	1,793,234	1,732,812
Retirement/cancellation of shares	(13,240,349)	(10,383,126)	(19,312,997)
Balance as of end-of-year	205,862,760	218,090,114	226,335,105

Common Stock as of End-of-Year
Basic basis	205,862,760	218,090,114	226,335,105
Diluted basis	209,034,686	221,309,830	230,126,820

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Weighted-average shares, as used in basic calculation	215,936,448	222,128,687	234,181,717
Shares to cover exercise of outstanding warrants	568,602	761,353	1,089,221
Shares to cover non-vested stock	1,534,142	1,626,908	1,109,490
Average stock options outstanding during the year	1,739,029	2,360,372	2,256,720
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(81,260)	(109,034)	(248,402)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(1,074,406)	(1,414,857)	(1,508,620)
Shares repurchasable from measured but
unrecognized stock option expense	(14,600)	(53,241)	(49,839)
Average deferred compensation shares	944,151	920,792	-
Weighted-average shares, as used in diluted calculation	219,552,106	226,220,980	236,830,287

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the years ended December 31, 2018 and 2017, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $18 million and $(7) million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, we had 275,068 outstanding warrants.  The warrants, each representing the right to purchase one share of our common stock had an exercise price of $9.73 as of December 31, 2018, subject to adjustment.  The warrants expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$3,486	$1,784	$991
Cumulative effect from adoption of new accounting standards	674	-	-
Unrealized holding gains (losses) arising during the year	(6,274)	3,032	1,600
Change in foreign currency exchange rate adjustment	(107)	134	(99)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,748	(705)	(456)
Income tax benefit (expense)	981	(797)	(370)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(42)	(39)	(158)
Associated amortization of DAC, VOBA, DSI and DFEL	(20)	(20)	(23)
Income tax benefit (expense)	13	21	63
Balance as of end-of-year	$557	$3,486	$1,784
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$44	$25	$26
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	9	-	-
Gross OTTI recognized in OCI during the year	-	-	(55)
Change in DAC, VOBA, DSI and DFEL	-	-	12
Income tax benefit (expense)	-	-	15
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	(19)	34	54
Change in DAC, VOBA, DSI and DFEL	(6)	(5)	(12)
Income tax benefit (expense)	5	(10)	(15)
Balance as of end-of-year	$33	$44	$25
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(29)	$49	$132
Cumulative effect from adoption of new accounting standard	(6)	-	-
Unrealized holding gains (losses) arising during the year	144	27	(215)
Change in foreign currency exchange rate adjustment	111	(137)	96
Change in DAC, VOBA, DSI and DFEL	(13)	2	3
Income tax benefit (expense)	(51)	38	41
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	24	13	14
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)	(1)
Income tax benefit (expense)	(5)	(4)	(5)
Balance as of end-of-year	$139	$(29)	$49
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(14)	$(27)	$(5)
Foreign currency translation adjustment arising during the year	(9)	13	(22)
Balance as of end-of-year	$(23)	$(14)	$(27)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(257)	$(265)	$(299)
Cumulative effect from adoption of new accounting standard	(35)	-	-
Adjustment arising during the year	(12)	18	43
Income tax benefit (expense)	5	(10)	(9)
Balance as of end-of-year	$(299)	$(257)	$(265)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2018	2017	2016
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(42)	$(39)	$(158)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(20)	(20)	(23)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	(62)	(59)	(181)	operations before taxes
Income tax benefit (expense)	13	21	63	Federal income tax expense (benefit)
Reclassification, net of income tax	$(49)	$(38)	$(118)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$8	$5	$3	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	(1)	-	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	8	4	3	operations before taxes
Income tax benefit (expense)	(2)	(1)	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$6	$3	$3	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$4	$4	$5	Net investment income
Interest rate contracts	(7)	(18)	(10)	Interest and debt expense
Interest rate contracts	-	-	1	Total realized gain (loss)
Foreign currency contracts	27	18	11	Net investment income
Foreign currency contracts	-	9	7	Total realized gain (loss)
Total gross reclassifications	24	13	14
Associated amortization of DAC,
VOBA, DSI and DFEL	(2)	(1)	(1)	Commissions and other expenses
Reclassifications before income				Income (loss) from continuing
tax benefit (expense)	22	12	13	operations before taxes
Income tax benefit (expense)	(5)	(4)	(5)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$17	$8	$8	Net income (loss)

16.  Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Commissions	$2,256	$1,986	$1,910
General and administrative expenses	1,953	1,766	1,687
Expenses associated with reserve financing and unrelated LOCs	84	87	80
DAC and VOBA deferrals and interest, net of amortization	(402)	(350)	(70)
Broker-dealer expenses	465	438	418
Specifically identifiable intangible asset amortization	9	4	4
Taxes, licenses and fees	313	245	248
Acquisition and integration costs related to mergers and acquisitions	85	-	-
Total	$4,763	$4,176	$4,277

17.  Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain U.S. defined benefit pension plans in which certain U.S. employees and agents are participants, and a U.K. plan we retained after the sale of the Lincoln UK business.  Our defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits.  We comply with the minimum funding requirements in both the U.S. and the U.K.  In accordance with such practice, we were not required to make contributions but elected to contribute $8 million and $10 million for the years ended

December 31, 2018 and 2017, respectively.  We do not expect to be required to make any contributions to these pension plans in 2019.  We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired employees and agents.  Total net periodic cost (recovery) for these plans was $(2) million, $(3) million and $5 million during 2018, 2017 and 2016, respectively.  In 2019, we expect to make benefit payments of approximately $110 million for these plans.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2018	2017	2018	2017

			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$1,356	$1,566	$64	$60
Projected benefit obligation	1,477	1,674	74	87
Funded status	$(121)	$(108)	$(10)	$(27)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$52	$45	$-	$-
Other liabilities	(173)	(153)	(10)	(27)
Net amount recognized	$(121)	$(108)	$(10)	$(27)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	4.14%	3.62%	4.50%	4.00%
Net periodic benefit cost:
Weighted-average discount rate	3.75%	4.01%	4.00%	4.50%
Expected return on plan assets	6.46%	6.71%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2018, and projected benefit obligation cash flows.  The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2018	2017

Fixed maturity securities:
Corporate bonds	$249	$292
U.S. government bonds	252	291
Foreign government bonds	216	231
State and municipal bonds	28	32
Common and preferred stock	485	615
Cash and invested cash	125	103
Other investments	65	62
Total	$1,420	$1,626

See “Fair Value Measurement” in Note 1 for discussion on how we categorize our pension plans’ assets into the three-level fair value hierarchy.  See “Financial Instruments Carried at Fair Value” in Note 20 for a summary of our fair value measurement of our pension plans’ assets by the three-level fair value hierarchy.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible employees and agents.  We administer these plans in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986.  For the years ended December 31, 2018, 2017 and 2016, expenses for these plans were $93 million, $88 million and $86 million, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former employees, agents and non-employee directors.  The results of certain notional investment options within some of the plans are hedged by total return swaps.  Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options.  Participants of certain plans are able to select our stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans.  For the years ended December 31, 2018, 2017 and 2016, expenses for these plans were $4 million, $35 million and $33 million, respectively.  For further discussion of total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2018	2017
Total liabilities (1)	$547	$588
Investments dedicated to fund liabilities (2)	170	182

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

18.  Stock-Based Incentive Compensation Plans

We sponsor stock-based incentive compensation plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) among other types of awards.  We issue new shares to satisfy option exercises and vested performance shares and RSUs.

Total compensation expense (in millions) by award type for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Stock options	$5	$10	$9
Performance shares	15	13	11
SARs	(1)	2	3
RSUs	32	25	23
Total	$51	$50	$46

Recognized tax benefit	$11	$18	$16

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$9	1.1	$9	1.4	$8	1.4
Performance shares	14	0.9	12	1.2	12	1.4
SARs	-	2.7	2	3.2	2	3.6
RSUs	50	1.2	32	1.1	25	1.2
Total unrecognized stock-based
incentive compensation expense	$73		$55		$47

Stock Options

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Weighted-average fair value per option granted	$18.74	$18.27	$9.32
Assumptions:
Dividend yield	2.1%	2.0%	2.8%
Expected volatility	27.2%	31.5%	35.9%
Risk-free interest rate	2.5-2.9%	1.7-2.1%	1.0-1.6%
Expected life (in years)	5.8	5.5	5.7

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

We award to certain agents stock options that have a maximum contractual term of five years and generally vest ratably over a two-year period depending on the satisfaction of the performance conditions.  Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2017	271,724	$54.37
Granted – original	32,400	78.41
Exercised (includes shares tendered)	(55,594)	47.13
Forfeited or expired	(19,694)	55.45
Outstanding as of December 31, 2018	228,836	$59.43	2.27	$1

Vested or expected to vest as of December 31, 2018 (1)	214,570	$58.54	2.18	$1

Exercisable as of December 31, 2018	200,304	$57.51	2.08	$1

(1)	Includes estimated forfeitures.

The total fair value of stock options with performance conditions that vested during the years ended December 31, 2018, 2017 and 2016, was $1 million, $2 million and $1 million, respectively.  The total intrinsic value of such options exercised during the years ended December 31, 2018, 2017 and 2016, was $2 million, $12 million and $3 million, respectively.

Generally, stock options have a maximum contractual term of ten years and vest ratably over a three-year period based solely on a service condition.  Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2017	2,192,139	$46.02
Granted – original	481,404	77.81
Exercised (includes shares tendered)	(239,633)	33.13
Forfeited or expired	(79,894)	67.55
Outstanding as of December 31, 2018	2,354,016	$53.11	6.83	$17

Vested or expected to vest as of December 31, 2018 (1)	2,134,763	$52.14	6.70	$16

Exercisable as of December 31, 2018	1,448,275	$44.94	5.83	$14

(1)	Includes estimated forfeitures.

The total fair value of stock options with service conditions that vested during the years ended December 31, 2018, 2017 and 2016 was $6 million.  The total intrinsic value of such options exercised during the years ended December 31, 2018, 2017 and 2016, was $11 million, $23 million and $22 million, respectively.

Performance Shares

LNC performance shares vest, if at all, on the third anniversary of the grant date; depending on the achievement level of performance measures pre-determined by the Compensation Committee for the three-year performance period, payout could range from zero to 200% of the target award.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2017	556,949	$53.65
Granted	156,676	89.89
Vested	(137,308)	68.35
Forfeited	(30,092)	69.62
Nonvested as of December 31, 2018	546,225	$59.46

SARs

Under our incentive compensation plan, we issue SARs to certain planners and advisers who have full-time contracts with us.  The SARs under this plan are rights on our stock that are cash settled and become exercisable in increments of 25% over the four-year period following the SARs grant date.  SARs are granted with an exercise price equal to the fair market value of our stock at the date of grant and, unless cancelled earlier due to certain terminations of employment, expire five years from the date of grant.  Generally, such SARs are transferable only upon death.

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  The SARs liability as of December 31, 2018 and 2017, was $1 million and $3 million, respectively, and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Weighted-average fair value per SAR granted	$19.09	$20.06	$10.25
Assumptions:
Dividend yield	1.6%	1.5%	2.9%
Expected volatility	27.0%	34.4%	35.8%
Risk-free interest rate	2.8%	2.2%	1.4%
Expected life (in years)	5.0	5.0	5.0

The assumptions above are the same as those discussed for options above, except the dividend yield is based on the current dividend rate at the date of grant, expected volatility is based on the implied volatility of exchange-traded securities and the expected life represents the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2017	162,188	$50.22
Granted – original	14,692	78.41
Exercised (includes shares tendered)	(39,661)	44.55
Forfeited or expired	(7,212)	54.82
Outstanding as of December 31, 2018	130,007	$54.88	2.10	$-

Vested or expected to vest as of December 31, 2018 (1)	124,916	$54.75	2.06	$-

Exercisable as of December 31, 2018	84,783	$52.55	1.60	$-

(1)	Includes estimated forfeitures.

The payment for SARs exercised was $1 million, $3 million and $2 million during the years ended December 31, 2018, 2017 and 2016, respectively.

RSUs

LNC RSUs generally cliff-vest on the third anniversary of the grant date, based solely on a service condition.  Information with respect to our RSUs was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2017	1,494,732	$51.83
Granted	741,967	76.11
Vested	(429,039)	58.22
Forfeited	(114,784)	64.16
Outstanding as of December 31, 2018	1,692,876	$60.02

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities:  LNL, First Penn-Pacific Life Insurance Company (“FPP”), LLACB, Lincoln Reinsurance Company of South Carolina, LLANY, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont V, Lincoln Reinsurance Company of Vermont VI and Lincoln Reinsurance Company of Vermont VII.

	As of December 31,
	2018	2017
U.S. capital and surplus	$8,510	$8,263

	For the Years Ended December 31,
	2018	2017	2016
U.S. net gain (loss) from operations, after-tax	$692	$1,329	$1,111
U.S. net income (loss)	1,019	1,468	1,002
U.S. dividends to LNC holding company	925	974	970

Comparison of 2018 to 2017

Statutory net income (loss) decreased due primarily to lower dividends from affiliates, acquisition and integration costs incurred as part of our acquisition of LLACB, and unfavorable reserve strain on certain products.  See Note 3 for information regarding our acquisition.

Comparison of 2017 to 2016

Statutory net income (loss) increased due primarily to higher dividends from affiliates, higher realized gains on investments, and increased other revenue, partially offset by unfavorable reserve strain on certain products.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York.  The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP.  One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2018 and 2017.  Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2018.  Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance treaties with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2018.  These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”).

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2018	2017

State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$36	$54
Conservative valuation rate on certain annuities	(55)	(50)
Vermont Subsidiaries Permitted Practices (1)
Lesser of LOC and XXX additional reserve as surplus	1,959	1,965
LLC notes and variable value surplus notes	1,634	1,585
Excess of loss reinsurance treaties	330	185

(1)	These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of AG48.

The New York State Department of Financial Services did not recognize the NAIC revisions to Actuarial Guideline 38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees.  The change, which was effective as of December 31, 2013, impacted our New York-domiciled insurance subsidiary, LLANY.  Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold.  As a result, we phased in an increase in reserves over five years, from 2013 to 2017, resulting in a total increase of $450 million.

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.  Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC.  The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake.  As of December 31, 2018, the combined RBC ratio of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC was in excess of four times the aforementioned company action level.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiaries, LLANY, a New York-domiciled insurance company, and LLACB, a New Hampshire-domiciled company, are bound by similar restrictions, under the laws of New York and New Hampshire, respectively.  Under both New York and New Hampshire law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect our domestic insurance subsidiaries could pay dividends of approximately $825 million in 2019 without prior approval from the respective Commissioner of Insurance.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

20.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$94,024	$94,024	$94,840	$94,840
Equity securities	-	-	246	246
Trading securities	1,950	1,950	1,620	1,620
Equity securities	99	99	-	-
Mortgage loans on real estate	13,260	13,092	10,762	10,877
Derivative investments (1)	1,107	1,107	915	915
Other investments	2,255	2,255	2,296	2,296
Cash and invested cash	2,345	2,345	1,628	1,628
Other assets:
GLB direct embedded derivatives	123	123	903	903
GLB ceded embedded derivatives	72	72	51	51
Indexed annuity ceded embedded derivatives	902	902	11	11
Separate account assets	132,833	132,833	144,219	144,219

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,305)	(1,305)	(1,418)	(1,418)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(542)	(542)	(592)	(592)
Account values of certain investment contracts	(34,535)	(36,358)	(32,370)	(36,200)
Short-term debt	-	-	(450)	(452)
Long-term debt	(5,839)	(5,604)	(4,894)	(5,042)
Reinsurance related embedded derivatives	(3)	(3)	(57)	(57)
Other liabilities:
Derivative liabilities (1)	(160)	(160)	(338)	(338)
GLB ceded embedded derivatives	-	-	(67)	(67)

Benefit Plans’ Assets (2)	1,420	1,420	1,626	1,626

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.
(2)	Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for information regarding our benefit plans.

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

Other Investments

The carrying value of our assets classified as other investments approximates fair value.  Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs.  Other investments also includes FHLB stock carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy.  The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 1 within the fair value hierarchy.

Separate Account Assets

Separate account assets are primarily carried at fair value.  A portion of our separate account assets includes LPs, which are accounted for using the equity method of accounting.  The carrying value is based on our proportional share of the net assets of the LPs and approximates fair value. The inputs used to measure the fair value of the separate account asset LPs are classified as Level 3 within the fair value hierarchy.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2018 and 2017, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 or 2017, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2018
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$77,079	$3,269	$80,348
ABS	-	937	29	966
U.S. government bonds	399	18	-	417
Foreign government bonds	-	339	109	448
RMBS	-	3,366	7	3,373
CMBS	-	802	2	804
CLOs	-	1,625	105	1,730
State and municipal bonds	-	5,345	-	5,345
Hybrid and redeemable preferred securities	67	451	75	593
Trading securities	43	1,840	67	1,950
Equity securities	16	58	25	99
Derivative investments (1)	-	727	705	1,432
Other investments	150	-	-	150
Cash and invested cash	-	2,345	-	2,345
Other assets:
GLB direct embedded derivatives	-	-	123	123
GLB ceded embedded derivatives	-	-	72	72
Indexed annuity ceded embedded derivatives	-	-	902	902
Separate account assets	665	132,135	-	132,800
Total assets	$1,340	$227,067	$5,490	$233,897

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,305)	$(1,305)
Reinsurance related embedded derivatives	-	(3)	-	(3)
Other liabilities:
Derivative liabilities (1)	-	(314)	(171)	(485)
Total liabilities	$-	$(317)	$(1,476)	$(1,793)

Benefit Plans’ Assets	$158	$1,262	$-	$1,420

	As of December 31, 2017
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$79,125	$3,091	$82,216
ABS	-	947	27	974
U.S. government bonds	556	6	5	567
Foreign government bonds	-	341	110	451
RMBS	-	3,453	12	3,465
CMBS	-	594	6	600
CLOs	-	717	91	808
State and municipal bonds	-	5,119	-	5,119
Hybrid and redeemable preferred securities	71	493	76	640
Equity AFS securities	28	56	162	246
Trading securities	73	1,498	49	1,620
Derivative investments (1)	-	994	603	1,597
Other investments	150	-	-	150
Cash and invested cash	-	1,628	-	1,628
Other assets:
GLB direct embedded derivatives	-	-	903	903
GLB ceded embedded derivatives	-	-	51	51
Indexed annuity ceded embedded derivatives	-	-	11	11
Separate account assets	814	143,405	-	144,219
Total assets	$1,692	$238,376	$5,197	$245,265

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,418)	$(1,418)
Long-term debt	-	(1,127)	-	(1,127)
Reinsurance related embedded derivatives	-	(57)	-	(57)
Other liabilities:
Derivative liabilities (1)	-	(447)	(573)	(1,020)
GLB ceded embedded derivatives	-	-	(67)	(67)
Total liabilities	$-	$(1,631)	$(2,058)	$(3,689)

Benefit Plans’ Assets	$210	$1,416	$-	$1,626

(1)	Derivative investment assets and liabilities are presented within the fair value hierarchy on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,091	$10	$(199)	$429	$(62)	$3,269
ABS	27	-	(1)	5	(2)	29
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(1)	-	-	109
RMBS	12	-	-	7	(12)	7
CMBS	6	-	-	35	(39)	2
CLOs	91	-	-	218	(204)	105
Hybrid and redeemable
preferred securities	76	-	(1)	-	-	75
Equity AFS securities	162	-	-	-	(162)	-
Trading securities	49	(5)	-	30	(7)	67
Equity securities	-	(1)	-	-	26	25
Derivative investments	30	170	(69)	403	-	534
Other assets: (6)
GLB direct embedded derivatives	903	(780)	-	-	-	123
GLB ceded embedded derivatives	51	21	-	-	-	72
Indexed annuity ceded embedded derivatives	11	(117)	-	1,008	-	902
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	198	-	(85)	-	(1,305)
Other liabilities – GLB ceded embedded
derivatives (6)	(67)	67	-	-	-	-
Total, net	$3,139	$(437)	$(271)	$2,045	$(462)	$4,014

	For the Year Ended December 31, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$2,405	$19	$198	$99	$370	$3,091
ABS	33	-	(1)	-	(5)	27
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	20	(11)	12
CMBS	7	-	1	54	(56)	6
CLOs	68	-	-	124	(101)	91
State and municipal bonds	-	(1)	-	-	1	-
Hybrid and redeemable
preferred securities	76	-	15	(1)	(14)	76
Equity AFS securities	177	1	(2)	(13)	(1)	162
Trading securities	65	3	8	(26)	(1)	49
Derivative investments	(93)	(27)	129	21	-	30
Other assets: (6)
GLB direct embedded derivatives	-	903	-	-	-	903
GLB ceded embedded derivatives	203	(152)	-	-	-	51
Indexed annuity ceded embedded derivatives	-	-	-	11	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,139)	(400)	-	121	-	(1,418)
Other liabilities: (6)
GLB direct embedded derivatives	(371)	371	-	-	-	-
GLB ceded embedded derivatives	-	(67)	-	-	-	(67)
Total, net	$1,545	$650	$347	$410	$187	$3,139

	For the Year Ended December 31, 2016
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$1,993	$4	$(31)	$58	$381	$2,405
ABS	45	-	(2)	14	(24)	33
U.S. government bonds	-	-	-	8	(8)	-
Foreign government bonds	111	-	-	-	-	111
RMBS	1	-	-	66	(64)	3
CMBS	10	2	(1)	27	(31)	7
CLOs	551	-	-	138	(621)	68
Hybrid and redeemable
preferred securities	94	-	(3)	(15)	-	76
Equity AFS securities	164	5	(4)	12	-	177
Trading securities	73	4	-	5	(17)	65
Derivative investments	555	(483)	(1)	(164)	-	(93)
Other assets – GLB ceded
embedded derivatives (6)	268	(65)	-	-	-	203
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,100)	(120)	-	81	-	(1,139)
VIEs’ liabilities – derivative instruments (7)	(4)	4	-	-	-	-
Other liabilities:
Credit default swaps (7)	(9)	(6)	-	15	-	-
GLB direct embedded derivatives (6)	(953)	582	-	-	-	(371)
Total, net	$1,799	$(73)	$(42)	$245	$(384)	$1,545

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2)	Issuances, sales, maturities, settlements, calls, net, include financial instruments acquired from Liberty Life as follows: corporate bonds of $67 million and ABS of $17 million.
(3)

Transfers into or out of Level 3 for AFS and trading securities are reported at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior years.

(4)	Transfers into or out of Level 3 for FHLB stock between equity securities and other investments are displayed at cost on our Consolidated Balance Sheets.
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$947	$(161)	$(3)	$(277)	$(77)	$429
ABS	22	(17)	-	-	-	5
U.S. government bonds	-	(5)	-	-	-	(5)
RMBS	7	-	-	-	-	7
CMBS	39	-	-	(4)	-	35
CLOs	218	-	-	-	-	218
Trading securities	54	(24)	-	-	-	30
Equity securities	1	(1)	-	-	-	-
Derivative investments	365	464	(426)	-	-	403
Other assets – indexed annuity ceded
embedded derivatives	1,030	-	-	(22)	-	1,008
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(284)	-	-	199	-	(85)
Total, net	$2,399	$256	$(429)	$(104)	$(77)	$2,045

	For the Year Ended December 31, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$747	$(200)	$(98)	$(206)	$(144)	$99
RMBS	20	-	-	-	-	20
CMBS	55	-	-	(1)	-	54
CLOs	124	-	-	-	-	124
Hybrid and redeemable preferred
securities	-	-	-	(1)	-	(1)
Equity AFS securities	18	(31)	-	-	-	(13)
Trading securities	2	(27)	-	(1)	-	(26)
Derivative investments	197	234	(410)	-	-	21
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(71)	-	-	192	-	121
Total, net	$1,103	$(24)	$(508)	$(17)	$(144)	$410

	For the Year Ended December 31, 2016
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$460	$(62)	$(23)	$(177)	$(140)	$58
ABS	15	-	-	(1)	-	14
U.S. government bonds	-	-	-	8	-	8
RMBS	67	-	-	(1)	-	66
CMBS	31	(1)	-	(3)	-	27
CLOs	140	-	-	(2)	-	138
Hybrid and redeemable preferred
securities	-	(15)	-	-	-	(15)
Equity AFS securities	18	(6)	-	-	-	12
Trading securities	6	-	-	(1)	-	5
Derivative investments	176	(169)	(171)	-	-	(164)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(70)	-	-	151	-	81
Other liabilities – credit default swaps	-	15	-	-	-	15
Total, net	$843	$(238)	$(194)	$(26)	$(140)	$245

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Derivative investments	$90	$(266)	$(431)
Embedded derivatives:
Indexed annuity and IUL contracts	(38)	(14)	(16)
GLB	(75)	1,904	1,122
VIEs’ liabilities – derivative instruments	-	-	4
Total, net (1)	$(23)	$1,624	$679

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2018
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$78	$(140)	$(62)
ABS	-	(2)	(2)
RMBS	-	(12)	(12)
CMBS	1	(40)	(39)
CLOs	-	(204)	(204)
Equity AFS securities	-	(162)	(162)
Trading securities	-	(7)	(7)
Equity securities	26	-	26
Total, net	$105	$(567)	$(462)

	For the Year Ended December 31, 2017
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$458	$(88)	$370
ABS	16	(21)	(5)
U.S. government bonds	5	-	5
RMBS	-	(11)	(11)
CMBS	3	(59)	(56)
CLOs	30	(131)	(101)
State and municipal bonds	2	(1)	1
Hybrid and redeemable preferred securities	-	(14)	(14)
Equity AFS securities	-	(1)	(1)
Trading securities	4	(5)	(1)
Total, net	$518	$(331)	$187

	For the Year Ended December 31, 2016
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$605	$(224)	$381
ABS	4	(28)	(24)
U.S. government bonds	-	(8)	(8)
RMBS	3	(67)	(64)
CMBS	-	(31)	(31)
CLOs	-	(621)	(621)
Trading securities	1	(18)	(17)
Total, net	$613	$(997)	$(384)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the years ended December 31, 2018, 2017 and 2016, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  In 2018, transfers into or out of Level 3 also include FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the years ended December 31, 2018, 2017 and 2016, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2018:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,456	Discounted cash flow	Liquidity/duration adjustment (1)	0.6%	-	28.6%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	2.9%	-	2.9%
Foreign government bonds	77	Discounted cash flow	Liquidity/duration adjustment (1)	1.3%	-	3.3%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.6%	-	1.6%
Equity securities	20	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.4%
Other assets:
GLB direct and ceded
embedded derivatives	195	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.03%	-	0.41%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	902	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,305)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
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

The Group Protection segment offers group non-medical insurance products, including short and long-disability, absence management services, term life, dental, vision and accident and critical illness benefits and services to the employer marketplace through various forms of employee-paid and employer-paid plans.

Other Operations includes investments related to the excess capital in our insurance subsidiaries; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance; the results of certain disability income business; our run-off institutional pension business, the majority of which was sold on a group annuity basis; debt costs; strategic digitization expense; and other corporate investments.

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

We use our prevailing corporate federal income tax rates of 21% and 35%, where applicable, while taking into account any permanent differences for events recognized differently in our financial statements and federal income tax returns when reconciling our segment measures of performance to the GAAP measures presented in our consolidated results of operations.  Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Operating revenues:
Annuities	$4,383	$4,378	$4,033
Retirement Plan Services	1,178	1,165	1,103
Life Insurance	6,922	6,558	6,246
Group Protection	3,757	2,201	2,130
Other Operations	235	287	332
Excluded realized gain (loss), pre-tax	(46)	(336)	(518)
Amortization of deferred gain arising from reserve changes
on business sold through reinsurance, pre-tax	-	1	3
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	(5)	3	1
Total revenues	$16,424	$14,257	$13,330

	For the Years Ended December 31,
	2018	2017	2016
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,102	$1,074	$935
Retirement Plan Services	171	149	127
Life Insurance	645	536	515
Group Protection	187	103	65
Other Operations	(225)	(108)	(102)
Excluded realized gain (loss), after-tax	(37)	(218)	(337)
Gain (loss) on early extinguishment of debt, after-tax	(18)	(3)	(41)
Income (loss) from reserve changes (net of related amortization)
on business sold through reinsurance, after-tax	-	-	2
Benefit ratio unlocking, after-tax	(136)	129	28
Net impact from the Tax Cuts and Jobs Act	19	1,322	-
Impairment of intangibles, after-tax	-	(905)	-
Acquisition and integration costs related to mergers and acquisitions, after-tax	(67)	-	-
Net income (loss)	$1,641	$2,079	$1,192

	For the Years Ended December 31,
	2018	2017	2016
Net Investment Income
Annuities	$1,005	$1,038	$1,033
Retirement Plan Services	899	899	859
Life Insurance	2,697	2,643	2,562
Group Protection	260	168	176
Other Operations	224	242	244
Total net investment income	$5,085	$4,990	$4,874

	For the Years Ended December 31,
	2018	2017	2016
Amortization of DAC and VOBA, Net of Interest
Annuities	$410	$401	$383
Retirement Plan Services	28	27	28
Life Insurance	711	469	734
Group Protection	92	79	126
Total amortization of DAC and VOBA, net of interest	$1,241	$976	$1,271

	For the Years Ended December 31,
	2018	2017	2016
Federal Income Tax Expense (Benefit)
Annuities	$183	$199	$242
Retirement Plan Services	29	55	47
Life Insurance	147	244	238
Group Protection	50	55	35
Other Operations	(77)	(130)	(109)
Excluded realized gain (loss)	(9)	(118)	(181)
Gain (loss) on early extinguishment of debt	(5)	(2)	(22)
Reserve changes (net of related amortization)
on business sold through reinsurance	-	-	1
Benefit ratio unlocking	(36)	70	15
Net impact from the Tax Cuts and Jobs Act	(19)	(1,322)	-
Acquisition and integration costs related to
mergers and acquisitions	(19)	-	-
Total federal income tax expense (benefit)	$244	$(949)	$266

	As of December 31,
	2018	2017
Assets
Annuities	$145,458	$144,721
Retirement Plan Services	35,736	37,072
Life Insurance	81,533	81,381
Group Protection	8,495	4,033
Other Operations	26,925	14,556
Total assets	$298,147	$281,763

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

	For the Year Ended December 31, 2018
		Retirement
		Plan	Life	Group	Other
	Annuities	Services	Insurance	Protection	Operations	Total
Revenue from Contracts with Customers
Fee income	$534	$167	$22	$-	$-	$723
Other revenues	479	17	10	114	-	620
Total revenue from contracts
with customers	$1,013	$184	$32	$114	$-	$1,343

Timing of Revenue Recognition
Satisfaction of performance obligation:
Transferred at a point in time	$90	$5	$7	$-	$-	$102
Transferred over time	923	179	25	114	-	1,241
Total revenue from contracts
with customers	$1,013	$184	$32	$114	$-	$1,343

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

Revenue recognized from contracts with customers included in other revenues primarily relates to our retail sales network and consists of commission revenue for the sale of non-affiliated securities recorded on a trade-date basis and advisory fee income.  Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account values.  Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements.

22.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Interest paid	$281	$248	$274
Income taxes paid (received)	90	170	197
Significant non-cash investing and financing transactions:
Investments received in financing transactions	263	-	-

23.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31, (1)
2018
Total revenues	$3,609	$4,020	$4,264	$4,531
Total expenses	3,174	3,569	3,732	4,064
Net income (loss)	367	385	490	399
Earnings (loss) per common share – basic:
Net income (loss)	1.68	1.76	2.27	1.89
Earnings (loss) per common share – diluted:
Net income (loss)	1.64	1.70	2.24	1.80

2017
Total revenues	$3,500	$3,577	$3,511	$3,669
Total expenses	3,025	3,044	3,001	4,057
Net income (loss)	435	411	418	816
Earnings (loss) per common share – basic:
Net income (loss)	1.93	1.84	1.89	3.73
Earnings (loss) per common share – diluted:
Net income (loss)	1.89	1.81	1.87	3.67

(1)	Fourth quarter 2017 results include a goodwill impairment charge and the impacts of remeasuring our existing deferred tax balances for the impact of the Tax Act as disclosed elsewhere herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period required by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.  We acquired Liberty Life Assurance Company of Boston (“Liberty Life”) on May 1, 2018, and have not yet included Liberty Life in our assessment of the effectiveness of our internal control over financial reporting.  Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include an assessment of those disclosure controls and procedures that are included within internal control over financial reporting as it relates to Liberty Life.  See Note 3 for additional information.

(b)Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 105 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “GOVERNANCE OF THE COMPANY – Board Committees – Current Committee Membership and Meetings Held During 2018,” “GOVERNANCE OF THE COMPANY – Board Committees – Audit Committee,” “AGENDA ITEM 1 – Election of Directors,” “GENERAL INFORMATION – Compliance with Beneficial Ownership Reporting” and “GENERAL INFORMATION – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2019.

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

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “COMPENSATION OF OUTSIDE DIRECTORS,” “COMPENSATION DISCUSSION & ANALYSIS,” “EXECUTIVE COMPENSATION TABLES” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2018, regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 18 to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a brief description of our equity compensation plans.

	Number of		Weighted-	Number of
	Securities To Be		Average	Securities Remaining
	Issued Upon		Exercise	Available For Future
	Exercise of		Price of	Issuance Under
	Outstanding		Outstanding	Equity Compensation
	Options,		Options,	Plans (Excluding
	Warrants		Warrants	Securities Reflected
	and Rights		and Rights	in Column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by shareholders	6,367,494	(1)	$53.67	(2) 4,575,089 (3)
Equity compensation plans not approved by shareholders	-		-	-
Total	6,367,494		$53.67	4,575,089

(1)	This amount includes the following:

•

1,092,450 representing the number of performance share awards based on the maximum number of shares potentially payable under the awards.  546,225 represents the target number of performance share awards as of December 31, 2018, as set forth in Note 18 of the Notes to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.  The performance share awards have not been earned as of December 31, 2018.  The number of shares, if any, to be issued pursuant to such awards will be determined based upon performance over the applicable three-year performance period.   The performance share awards are all granted under either the LNC 2009 Amended and Restated Incentive Compensation Plan (the “2009 ICP”) or the LNC 2014 Incentive Compensation Plan (the “2014 ICP”);

•	1,692,876 outstanding restricted stock units, which were granted under the 2009 ICP or the 2014 ICP;
•	2,354,016 outstanding stock options with service conditions granted under the 2009 ICP, the 2014 ICP, or the LNC Stock Option Plan for Non-Employee Directors (the “Directors’ Option Plan”);
•	228,836 outstanding options with performance conditions granted under the 2009 ICP; and
•

999,316 outstanding deferred stock units under deferred compensation plans for our employees, directors and agents.  These outstanding deferred stock units are vested and are not included in Note 18 of the Notes to the Consolidated Financial Statements, included in Part II – Item 8 of this Form 10-K.

(2)

The price in column (b) reflects the weighted average price of all outstanding options under any plan that, as of December 31, 2018, had been granted but not forfeited, expired or exercised.  Performance shares, restricted stock units, and deferred stock units are not included in determining the weighted average in column (b) because they have no exercise price.

(3)	Includes up to:

•	410,940 securities available for issuance in connection with awards under the 2009 ICP;
•	3,834,917 securities available for issuance in connection with awards under the 2014 ICP;
•	192,216 securities available for issuance in connection with stock options under the Directors’ Option Plan; and
•	137,015 securities available for issuance in connection with deferred stock units under the LNC Deferred Compensation Plan for Non-Employee Directors.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED-PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2019.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “AGENDA ITEM 2 – RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2019.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a)  (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 188, which is incorporated herein by reference.

(c) The Financial Statement Schedules for Lincoln National Corporation begin on page FS-2, which are incorporated herein by reference.

INDEX TO EXHIBITS

2.1

Master Transaction Agreement, dated as of January 18, 2018, by and among The Lincoln National Life Insurance Company, for the limited purposes set forth therein, LNC, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, for the limited purposes set forth therein, Liberty Mutual Group Inc., Protective Life Insurance Company and for the limited purposes set forth therein, Protective Life Corporation, is incorporated by reference to Exhibit 2.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 22, 2018.

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 14, 2017.

3.2	Amended and Restated Bylaws of LNC (effective November 7, 2018) are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 13, 2018.

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

4.9	Form of 7.00% Notes due March 15, 2018, incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.10	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.11	Form of 6.15% Senior Notes due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.12	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.13	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.14	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.15	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.

4.16	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.17	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.18	Form of 4.85% Senior Notes due 2021 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.

4.19	Form of 4.20% Senior Notes due 2022 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 29, 2012.

4.20	Form of 4.00% Senior Notes due 2023 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.

4.21	Form of 3.350% Senior Notes due 2025 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 10, 2015.

4.22	Form of 3.625% Senior Notes due 2026 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 12, 2016.

4.23	Form of 4.000% Senior Notes due 2023 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File no. 1-6028) filed with the SEC on February 12, 2018.

4.24	Form of 3.800% Senior Notes due 2028 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.25	Form of 4.350% Senior Notes due 2048 incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

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

10.5	Non-Employee Director Fees are filed herewith.*

10.6	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.7

The Severance Plan for Officers of LNC (Amended and Restated effective as of November 18, 2017) is incorporated by reference to Exhibit 10.7 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2017.*

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

10.12	Amendment No. 3 to the LNC Deferred Compensation & Supplemental/Excess Retirement Plan, effective January 1, 2018 is filed herewith.*

10.13	Amendment No. 4 to the LNC Deferred Compensation & Supplemental/Excess Retirement Plan, effective January 1, 2018 is filed herewith.*

10.14	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.15

Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.16	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.17

Amendment No. 1 to the LNC Executives’ Severance Benefit Plan (effective November 9, 2011) is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2011.*

10.18	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.19

LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008, is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.20	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.21	Form of Non-Qualified Stock Option Award Agreement is incorporated by Reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.22

Amendment #1 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.28 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.23

Amendment #2 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.29 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.24

Form of Restricted Stock Unit Award Agreement for 2015 under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.25

Form of Nonqualified Stock Option Agreement under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.26

Form of Restricted Stock Unit Award Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2016.*

10.27

Form of Nonqualified Stock Option Award Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2017.*

10.28

Form of Performance Cycle Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2016.*

10.29

LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.30

Agreement, Waiver and General Release, dated July 16, 2018, between LNC and Rajat B. Chakraborty is incorporated by reference to Exhibit 10 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 17, 2018.*

10.31	Transition and Separation Letter, dated December 2, 2018, between LNC and Kirkland L. Hicks is filed herewith.*

10.32

Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the SEC upon request.

10.33

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.34

Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.35

Credit Agreement, dated as of June 30, 2016, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 6, 2016.

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

LINCOLN NATIONAL CORPORATION

Dated: February 20, 2019	By:	/s/ Randal J. Freitag
Randal J. Freitag
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2019.

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

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” on page 42 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2018
		Fair	Carrying
Type of Investment	Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$390	$417	$417
Foreign government bonds	406	448	448
State and municipal bonds	4,647	5,345	5,345
Public utilities	13,330	13,773	13,773
All other corporate bonds	66,293	66,575	66,575
Mortgage-backed and asset-backed securities	6,781	6,873	6,873
Hybrid and redeemable preferred securities	582	593	593
Total fixed maturity available-for-sale securities	92,429	94,024	94,024

Equity Securities
Common stocks:
Banks, trusts and insurance companies	59	54	54
Industrial, miscellaneous and all other	36	25	25
Non-redeemable preferred securities	21	20	20
Total equity securities	116	99	99

Trading securities	1,823	1,950	1,950
Mortgage loans on real estate	13,260	13,092	13,260
Real estate	12	N/A	12
Policy loans	2,509	N/A	2,509
Derivative investments (2)	466	1,107	1,107
Other investments	2,255	2,255	2,255
Total investments	$112,870		$115,216

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.
(2)	Derivative investment assets were offset by $160 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As of December 31,
	2018	2017

ASSETS
Investments in subsidiaries (1)	$18,251	$20,488
Derivative investments	92	187
Other investments	90	77
Cash and invested cash	420	620
Loans and accrued interest to subsidiaries (1)	2,376	2,328
Other assets	59	16
Total assets	$21,288	$23,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common dividends payable	$76	$72
Short-term debt	-	450
Long-term debt	5,839	4,894
Loans from subsidiaries (1)	553	476
Payables for collateral on investments	21	65
Other liabilities	449	437
Total liabilities	6,938	6,394

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized	5,392	5,693
Retained earnings	8,551	8,399
Accumulated other comprehensive income (loss)	407	3,230
Total stockholders’ equity	14,350	17,322
Total liabilities and stockholders’ equity	$21,288	$23,716

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Dividends from subsidiaries (1)	$1,025	$1,069	$1,035
Interest from subsidiaries (1)	148	133	123
Net investment income	7	2	3
Realized gain (loss)	3	(3)	-
Total revenues	1,183	1,201	1,161
Expenses
Operating and administrative expenses	18	40	46
Interest – subsidiaries (1)	34	21	16
Interest – other	288	247	327
Total expenses	340	308	389
Income (loss) before federal income taxes, equity in income (loss) of
subsidiaries, less dividends	843	893	772
Federal income tax expense (benefit)	(42)	(20)	(95)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	885	913	867
Equity in income (loss) of subsidiaries, less dividends	756	1,166	325
Net income (loss)	1,641	2,079	1,192
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(3,449)	1,643	709
Foreign currency translation adjustment	(9)	13	(22)
Funded status of employee benefit plans	(7)	8	34
Total other comprehensive income (loss), net of tax	(3,465)	1,664	721
Comprehensive income (loss)	$(1,824)	$3,743	$1,913

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$1,641	$2,079	$1,192
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries greater than distributions (1)	(756)	(1,166)	(325)
Realized (gain) loss	(3)	3	-
Change in federal income tax accruals	15	107	120
Other	(27)	20	54
Net cash provided by (used in) operating activities	870	1,043	1,041

Cash Flows from Investing Activities
Capital contribution to subsidiaries (1)	(502)	(60)	-
Net change in collateral on investments, derivatives and related settlements	89	(42)	(23)
Net cash provided by (used in) investing activities	(413)	(102)	(23)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(537)	-	(350)
Issuance of long-term debt, net of issuance costs	1,094	-	395
Payment related to early extinguishment of debt	(23)	-	(59)
Increase (decrease) in loans from subsidiaries, net (1)	52	(230)	37
Increase (decrease) in loans to subsidiaries, net (1)	(48)	239	(20)
Common stock issued for benefit plans	(6)	46	26
Repurchase of common stock	(900)	(725)	(879)
Dividends paid to common stockholders	(289)	(262)	(238)
Net cash provided by (used in) financing activities	(657)	(932)	(1,088)
Net increase (decrease) in cash, invested cash and restricted cash	(200)	9	(70)
Cash, invested cash and restricted cash as of beginning-of-year	620	611	681
Cash, invested cash and restricted cash as of end-of-year	$420	$620	$611

(1)    Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2018
Annuities	$3,660	$3,509	$-	$23,493	$390
Retirement Plan Services	243	8	-	19,761	-
Life Insurance	6,151	13,139	-	40,997	817
Group Protection	210	5,396	-	197	3,383
Other Operations	-	12,596	-	6,785	11
Total	$10,264	$34,648	$-	$91,233	$4,601

	As of or For the Year Ended December 31, 2017
Annuities	$3,583	$1,943	$-	$21,713	$475
Retirement Plan Services	194	4	-	18,719	-
Life Insurance	4,446	12,658	-	39,459	773
Group Protection	180	2,262	-	161	1,998
Other Operations	-	6,020	-	157	10
Total	$8,403	$22,887	$-	$80,209	$3,256

	As of or For the Year Ended December 31, 2016
Annuities	$3,597	$2,485	$-	$21,202	$331
Retirement Plan Services	201	4	-	17,878	-
Life Insurance	5,145	11,400	-	39,332	703
Group Protection	191	2,280	-	168	1,939
Other Operations	-	5,407	-	323	14
Total	$9,134	$21,576	$-	$78,903	$2,987

(1)	Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2018
Annuities	$1,005	$1,465	$373	$1,428	$-
Retirement Plan Services	899	557	28	393	-
Life Insurance	2,697	4,759	711	660	-
Group Protection	260	2,460	92	967	-
Other Operations	224	162	-	507	-
Total	$5,085	$9,403	$1,204	$3,955	$-

	As of or For the Year Ended December 31, 2017
Annuities	$1,038	$1,084	$430	$1,397	$-
Retirement Plan Services	899	538	27	396	-
Life Insurance	2,643	4,593	468	721	-
Group Protection	168	1,353	79	611	-
Other Operations	242	182	-	343	-
Total	$4,990	$7,750	$1,004	$3,468	$-

	As of or For the Year Ended December 31, 2016
Annuities	$1,033	$1,130	$388	$1,296	$-
Retirement Plan Services	859	515	28	386	-
Life Insurance	2,562	4,071	734	688	-
Group Protection	176	1,324	126	580	-
Other Operations	244	216	-	453	-
Total	$4,874	$7,256	$1,276	$3,403	$-

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2018
Individual life insurance in-force (1)	$1,420,500	$667,900	$8,700	$761,300	1.1%
Premiums:
Life insurance and annuities (2)	9,742	1,509	81	8,314	1.0%
Accident and health insurance	2,299	34	8	2,273	0.4%
Total premiums	$12,041	$1,543	$89	$10,587

	As of or For the Year Ended December 31, 2017
Individual life insurance in-force (1)	$1,075,600	$286,600	$9,500	$798,500	1.2%
Premiums:
Life insurance and annuities (2)	8,949	1,465	80	7,564	1.1%
Accident and health insurance	1,320	20	11	1,311	0.8%
Total premiums	$10,269	$1,485	$91	$8,875

	As of or For the Year Ended December 31, 2016
Individual life insurance in-force (1)	$1,035,600	$288,000	$10,200	$757,800	1.3%
Premiums:
Life insurance and annuities (2)	8,277	1,392	80	6,965	1.1%
Accident and health insurance	1,274	21	13	1,266	1.0%
Total premiums	$9,551	$1,413	$93	$8,231

(1)	Includes Group Protection segment and Other Operations in-force amounts.
(2)	Includes insurance fees on universal life and other interest-sensitive products.