Form 10-Q
period 2019-03-31
LINCOLN NATIONAL CORP
filed 2019-05-02
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	LNC	New York Stock Exchange
Warrants, each to purchase one share of common stock	LNC.WS	New York Stock Exchange

__________________________________

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

As of April 29, 2019, there were 202,343,277 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value (amortized cost: 2019 – $92,894; 2018 – $92,429)	$98,050	$94,024
Trading securities	3,314	1,950
Equity securities	153	99
Mortgage loans on real estate	13,997	13,260
Policy loans	2,498	2,509
Derivative investments	981	1,107
Other investments	2,752	2,267
Total investments	121,745	115,216
Cash and invested cash	1,593	2,345
Deferred acquisition costs and value of business acquired	9,441	10,264
Premiums and fees receivable	607	570
Accrued investment income	1,184	1,119
Reinsurance recoverables	17,660	17,748
Funds withheld reinsurance assets	549	557
Goodwill	1,778	1,782
Other assets	16,373	15,713
Separate account assets	143,369	132,833
Total assets	$314,299	$298,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$34,009	$34,648
Other contract holder funds	93,959	91,233
Short-term debt	300	-
Long-term debt	5,572	5,839
Reinsurance related embedded derivatives	177	3
Funds withheld reinsurance liabilities	1,762	1,740
Payables for collateral on investments	5,362	4,805
Other liabilities	13,372	12,696
Separate account liabilities	143,369	132,833
Total liabilities	297,882	283,797

Contingencies and Commitments (See Note 11)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 202,987,229 and 205,862,760 shares
issued and outstanding as of March 31, 2019, and December 31, 2018, respectively	5,285	5,392
Retained earnings	8,679	8,551
Accumulated other comprehensive income (loss)	2,453	407
Total stockholders’ equity	16,417	14,350
Total liabilities and stockholders’ equity	$314,299	$298,147

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2019	2018
Revenues
Insurance premiums	$1,446	$777
Fee income	1,475	1,456
Net investment income	1,251	1,233
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(23)	(2)
Portion of loss recognized in other comprehensive income	15	-
Net other-than-temporary impairment losses on securities recognized in earnings	(8)	(2)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(354)	14
Total realized gain (loss)	(362)	12
Amortization of deferred gain on business sold through reinsurance	8	-
Other revenues	147	131
Total revenues	3,965	3,609
Expenses
Interest credited	678	653
Benefits	1,757	1,358
Commissions and other expenses	1,176	1,057
Interest and debt expense	71	91
Strategic digitization expense	15	15
Total expenses	3,697	3,174
Income (loss) before taxes	268	435
Federal income tax expense (benefit)	16	68
Net income (loss)	252	367
Other comprehensive income (loss), net of tax	2,046	(1,639)
Comprehensive income (loss)	$2,298	$(1,272)

Net Income (Loss) Per Common Share
Basic	$1.23	$1.68
Diluted	1.22	1.64

Cash Dividends Declared Per Common Share	$0.37	$0.33

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2019	2018

Common Stock
Balance as of beginning-of-year	$5,392	$5,693
Stock compensation/issued for benefit plans	(5)	7
Retirement of common stock/cancellation of shares	(102)	-
Balance as of end-of-period	5,285	5,700

Retained Earnings
Balance as of beginning-of-year	8,551	8,399
Cumulative effect from adoption of new accounting standards	-	(642)
Net income (loss)	252	367
Retirement of common stock	(48)	-
Common stock dividends declared	(76)	(72)
Balance as of end-of-period	8,679	8,052

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	407	3,230
Cumulative effect from adoption of new accounting standards	-	642
Other comprehensive income (loss), net of tax	2,046	(1,639)
Balance as of end-of-period	2,453	2,233
Total stockholders’ equity as of end-of-period	$16,417	$15,985

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$252	$367
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(70)	6
Trading securities purchases, sales and maturities, net	(1,209)	39
Change in premiums and fees receivable	(37)	(84)
Change in accrued investment income	(65)	(59)
Change in future contract benefits and other contract holder funds	(348)	(104)
Change in reinsurance related assets and liabilities	(299)	(113)
Change in accrued expenses	(56)	(41)
Change in federal income tax accruals	16	68
Realized (gain) loss	362	(12)
Amortization of deferred gain on business sold through reinsurance	(8)	-
Other	131	73
Net cash provided by (used in) operating activities	(1,331)	140

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(4,404)	(2,020)
Sales of available-for-sale securities and equity securities	2,381	427
Maturities of available-for-sale securities	1,456	1,368
Purchases of alternative investments	(174)	(63)
Sales and repayments of alternative investments	32	31
Issuance of mortgage loans on real estate	(1,103)	(546)
Repayment and maturities of mortgage loans on real estate	242	261
Issuance and repayment of policy loans, net	11	11
Net change in collateral on investments, derivatives and related settlements	488	(32)
Other	(62)	(32)
Net cash provided by (used in) investing activities	(1,133)	(595)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(487)
Issuance of long-term debt, net of issuance costs	-	1,094
Payment related to early extinguishment of debt	-	(23)
Deposits of fixed account values, including the fixed portion of variable	4,042	2,765
Withdrawals of fixed account values, including the fixed portion of variable	(1,570)	(1,498)
Transfers to and from separate accounts, net	(507)	(686)
Common stock issued for benefit plans	(26)	(9)
Repurchase of common stock	(150)	-
Dividends paid to common stockholders	(77)	(72)
Net cash provided by (used in) financing activities	1,712	1,084

Net increase (decrease) in cash, invested cash and restricted cash	(752)	629
Cash, invested cash and restricted cash as of beginning-of-year	2,345	1,628
Cash, invested cash and restricted cash as of end-of-period	$1,593	$2,257

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  As discussed in Note 3, on May 1, 2018, LNC and The Lincoln National Life Insurance Company (“LNL”) completed the acquisition of Liberty Life Assurance Company of Boston (“Liberty Life”).  The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2018 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.  All material inter-company accounts and transactions have been eliminated in consolidation.

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
ASU 2016-02, Leases and all related amendments

This standard establishes a new accounting model for leases.  Lessees will recognize most leases on the balance sheet as a right-of-use (“ROU”) asset and a related lease liability.  The lease liability is measured as the present value of the lease payments over the lease term with the ROU asset measured at the lease liability amount and including adjustments for certain lease incentives and initial direct costs.  Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP.  This ASU permits a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption.  Early adoption is permitted.

January 1, 2019

We adopted this standard and all related amendments, which resulted in the recognition of $207 million in ROU assets and $214 million in operating lease liabilities reported in other assets and other liabilities, respectively, on our Consolidated Balance Sheets as of January 1, 2019.  Comparative periods continue to be measured and presented under historical guidance, and only the period of adoption is subject to this ASU.  Also, on transition, we have elected not to reassess:  1) whether expired or existing contracts contain a lease under the new definition of a lease; 2) lease classification for expired or existing leases; and 3) whether previously capitalized initial direct costs would qualify for capitalization under this ASU.  Additionally, there is not a significant difference in our pattern of lease expense recognition under this ASU, and there is no impact on cash flows.  For more information, see Note 11.

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

January 1, 2019

We adopted the provisions of this ASU, which did not result in a change to our existing practices; therefore, no cumulative effect adjustment was recorded.  As such, there was no impact on our consolidated financial condition and results of operations.

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

January 1, 2019

We adopted the provisions of this ASU, which did not have an impact on our consolidated financial condition and results of operations.  This ASU does result in our modification of certain hedge documentation and effectiveness methods, which we have reflected in applicable disclosures in Note 6.

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

3. Acquisition

On May 1, 2018, we completed the acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business (“Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”), from Liberty Mutual Insurance Company in a transaction accounted for under the acquisition method of accounting pursuant to Business Combinations Topic 805 (“Topic 805”).  The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings.

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

The acquisition date fair values of certain assets and liabilities, including future contract benefits, intangible assets and related weighted average expected lives, commercial mortgage loans, reinsurance recoverables and deferred income taxes, are provisional and subject to revision within one year of the acquisition date.  Since the May 1, 2018 acquisition date, we have adjusted provisional assets acquired by $(5) million and provisional liabilities acquired by $23 million for an increase in provisional goodwill of $28 million.  Under the terms of the MTA, a final balance sheet will be agreed upon at a later date.  As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.  The following table presents the preliminary fair values (in millions) of the net assets acquired related to the Liberty Group Business as of March 31, 2019:

Preliminary
Fair Value
Assets
Investments	$2,493
Mortgage loans on real estate	658
Cash and invested cash	107
Reinsurance recoverables	76
Premiums and fees receivable	83
Accrued investment income	24
Other intangible assets acquired	640
Other assets acquired	142
Separate account assets	99
Total assets acquired	$4,322

Liabilities
Future contract benefits	$2,930
Other contract holder funds	46
Other liabilities acquired	140
Separate account liabilities	99
Total liabilities assumed	$3,215

Net identifiable assets acquired	$1,107
Goodwill	410
Net assets acquired	$1,517

Financial Information

The following unaudited pro forma condensed consolidated results of operations of the Company assume that the acquisition of Liberty Life was completed on January 1, 2017 (in millions):

For the Three
Months Ended
March 31,
2018
Revenue	$4,165
Net income	378

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

4.  Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2019			As of December 31, 2018
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Total return swap	1	$587	$-	1	$600	$-
Total assets	1	$587	$-	1	$600	$-

As of March 31, 2019, and December 31, 2018, there were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager.  These structured securities include our asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”),  commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).  We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets.  For information about these structured securities, see Note 5.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.8 billion and $1.7 billion as of March 31, 2019, and December 31, 2018, respectively.  Included in these carrying amounts are our investments in qualified affordable housing projects, which were $18 million and $20 million as of March 31, 2019, and December 31, 2018, respectively.  We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects.  We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the three months ended March 31, 2019 and 2018, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of March 31, 2019.

5.  Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of March 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,243	$4,813	$838	$10	$83,208
ABS	990	46	6	(17)	1,047
U.S. government bonds	387	37	1	-	423
Foreign government bonds	403	50	-	-	453
RMBS	3,296	142	42	(18)	3,414
CMBS	868	16	3	(4)	885
CLOs	2,439	4	11	(5)	2,437
State and municipal bonds	4,687	890	8	-	5,569
Hybrid and redeemable preferred securities	581	57	24	-	614
Total fixed maturity AFS securities	$92,894	$6,055	$933	$(34)	$98,050

	As of December 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,623	$2,980	$2,263	$(8)	$80,348
ABS	916	42	6	(14)	966
U.S. government bonds	390	29	2	-	417
Foreign government bonds	406	42	-	-	448
RMBS	3,308	118	67	(14)	3,373
CMBS	811	6	16	(3)	804
CLOs	1,746	3	24	(5)	1,730
State and municipal bonds	4,647	716	18	-	5,345
Hybrid and redeemable preferred securities	582	45	34	-	593
Total fixed maturity AFS securities	$92,429	$3,981	$2,430	$(44)	$94,024

(1)	Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2019, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,610	$3,614
Due after one year through five years	16,276	16,590
Due after five years through ten years	17,902	18,499
Due after ten years	47,513	51,564
Subtotal	85,301	90,267
Structured securities (ABS, MBS, CLOs)	7,593	7,783
Total fixed maturity AFS securities	$92,894	$98,050

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of fixed maturity AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2019
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$4,831	$164	$14,492	$692	$19,323	$856
ABS	74	1	176	13	250	14
U.S. government bonds	6	-	28	1	34	1
RMBS	55	1	942	42	997	43
CMBS	10	-	297	3	307	3
CLOs	771	5	281	6	1,052	11
State and municipal bonds	156	1	135	7	291	8
Hybrid and redeemable
preferred securities	12	2	151	22	163	24
Total fixed maturity AFS securities	$5,915	$174	$16,502	$786	$22,417	$960

Total number of fixed maturity AFS securities in an unrealized loss position						1,881

	As of December 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$32,493	$1,530	$7,228	$735	$39,721	$2,265
ABS	117	2	143	14	260	16
U.S. government bonds	70	1	23	1	93	2
RMBS	472	10	863	60	1,335	70
CMBS	470	11	82	5	552	16
CLOs	1,124	21	103	3	1,227	24
State and municipal bonds	404	8	96	10	500	18
Hybrid and redeemable
preferred securities	96	6	133	28	229	34
Total fixed maturity AFS securities	$35,246	$1,589	$8,671	$856	$43,917	$2,445

Total number of fixed maturity AFS securities in an unrealized loss position						3,414

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2019
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$23	$8	$1	7
Six months or greater, but less than nine months	20	6	-	4
Nine months or greater, but less than twelve months	98	42	-	10
Twelve months or greater	152	52	22	32
Total	$293	$108	$23	53

	As of December 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$395	$124	$1	45
Six months or greater, but less than nine months	96	49	-	11
Nine months or greater, but less than twelve months	11	8	-	2
Twelve months or greater	143	74	8	32
Total	$645	$255	$9	90

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities decreased by $1.5 billion for the three months ended March 31, 2019.  As discussed further below, we believe the unrealized loss position as of March 31, 2019, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of March 31, 2019, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2019, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase.  We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

As of March 31, 2019, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase.  We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of March 31, 2019, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Balance as of beginning-of-year	$355	$378
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	6	2
Credit losses on securities for which an
OTTI was previously recognized	2	-
Decreases attributable to:
Securities sold, paid down or matured	(4)	(2)
Balance as of end-of-period	$359	$378

During the three months ended March 31, 2019 and 2018, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Determination of Credit Losses on Corporate Bonds

As of March 31, 2019, and December 31, 2018, we reviewed our corporate bond portfolio for potential shortfalls in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near-term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2019, and December 31, 2018,  96% of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2019, and December 31, 2018, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.3 billion and $3.2 billion, respectively, and a fair value of $3.2 billion and $3.0 billion, respectively.  Based upon the analysis discussed above, we believe as of March 31, 2019, and December 31, 2018, that we would recover the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

As of March 31, 2019, and December 31, 2018, default rates were projected by considering underlying MBS and ABS loan performance and collateral type.  Projected default rates on existing delinquencies vary depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2019			As of December 31, 2018
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$13,598	$401	$13,999	$13,029	$239	$13,268
60 to 90 days past due	-	1	1	-	1	1
Greater than 90 days past due	-	1	1	-	-	-
Valuation allowance	-	(1)	(1)	-	-	-
Unamortized premium (discount)	(16)	13	(3)	(17)	8	(9)
Total carrying value	$13,582	$415	$13,997	$13,012	$248	$13,260

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

For our commercial mortgage loans, no specifically identified loans were impaired as of March 31, 2019, or December 31, 2018.

For our residential mortgage loans, no specifically identified loans were impaired as of March 31, 2019, or December 31, 2018.  The general allowance established on residential mortgage loans as of March 31, 2019 was $1 million.  As of December 31, 2018, the general allowance established on residential mortgage loans was less than $1 million.

The changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Balance as of beginning-of-year	$-	$3
Additions	-	-
Charge-offs, net of recoveries	-	-
Balance as of end-of-period	$-	$3

Additional information related to impaired commercial mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Average carrying value for impaired commercial mortgage loans on real estate	$-	$8
Interest income recognized on impaired commercial mortgage loans on real estate	-	-
Interest income collected on impaired commercial mortgage loans on real estate	-	-

We use the loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of March 31, 2019			As of December 31, 2018
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$12,368	91.1%	2.27	$11,716	90.1%	2.30
65% to 74%	1,175	8.6%	1.74	1,238	9.5%	1.76
75% to 100%	39	0.3%	1.20	58	0.4%	0.95
Total	$13,582	100.0%		$13,012	100.0%

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying	% of	Carrying	% of
Performance Indicator	Value	Total	Value	Total
Performing	$414	99.5%	$247	99.6%
Nonperforming	2	0.5%	1	0.4%
Total	$416	100.0%	$248	100.0%

Our commercial mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 23% of commercial mortgage loans on real estate as of March 31, 2019, and December 31, 2018, and Texas, which accounted for 12% of commercial mortgage loans on real estate as of March 31, 2019, and December 31, 2018.

Our residential mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 30% and 34% of residential mortgage loans on real estate as of March 31, 2019, and December 31, 2018, respectively, and Florida, which accounted for 19% of residential mortgage loans on real estate as of March 31, 2019, and December 31, 2018.

Alternative Investments

As of March 31, 2019, and December 31, 2018, alternative investments included investments in 246 and 237 different partnerships, respectively, and the portfolio represented approximately 2% and 1% of our overall invested assets, respectively.

Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Fixed maturity AFS securities:
Gross gains	$12	$14
Gross losses	(27)	(30)
Gross OTTI	(8)	(2)
Gain (loss) on other investments (1)	5	2
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(2)	(5)
Total realized gain (loss) related to certain investments	(20)	(21)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(121)	1
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(35)	(1)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-
Variable annuity net derivatives results: (4)
Gross gain (loss)	(215)	33
Associated amortization of DAC, VOBA, DSI and DFEL	28	-
Total realized gain (loss)	$(362)	$12

(1)	Includes market adjustments on equity securities still held of $6 million and less than $1 million for the three months ended March 31, 2019 and 2018, respectively.
(2)

Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives and trading securities.  See Note 8 for information regarding modified coinsurance.

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

(4)

Includes the net difference in the change in embedded derivative reserves of our guaranteed living benefit (“GLB”) riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GLB and GDB riders, including the cost of purchasing the hedging instruments.

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(6)	$(2)
ABS	(1)	-
RMBS	(1)	-
Gross OTTI recognized in net income (loss)	(8)	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-
Net OTTI recognized in net income (loss)	$(8)	$(2)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$16	$-
Change in DAC, VOBA, DSI and DFEL	(1)	-
Net portion of OTTI recognized in OCI	$15	$-

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$695	$695	$637	$637
Securities pledged under securities lending agreements (2)	136	131	88	85
Securities pledged under repurchase agreements (3)	151	187	150	185
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	4,380	6,570	3,930	5,923
Total payables for collateral on investments	$5,362	$7,583	$4,805	$6,830

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2019	2018
Collateral payable for derivative investments	$58	$(83)
Securities pledged under securities lending agreements	48	(68)
Securities pledged under repurchase agreements	1	(1)
Investments pledged for FHLBI	450	-
Total increase (decrease) in payables for collateral on investments	$557	$(152)

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements.  The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$-	$151	$151
Securities Lending
Corporate bonds	136	-	-	-	136
Total gross secured borrowings	$136	$-	$-	$151	$287

	As of December 31, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$-	$-	$-	$150	$150
Securities Lending
Corporate bonds	88	-	-	-	88
Total gross secured borrowings	$88	$-	$-	$150	$238

We accept collateral in the form of securities in connection with repurchase agreements.  In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements.  In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge.  As of March 31, 2019, the fair value of all collateral received that we are permitted to sell or re-pledge was $548 million.  As of March 31, 2019, we have re-pledged $536 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of March 31, 2019, our investment commitments were $2.0 billion, which included $823 million of LPs, $669 million of mortgage loans on real estate and $528 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2019, and December 31, 2018, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.4 billion or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.3 billion or 1% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2019,  our most significant investments in one industry were our investments in securities in the financial services industry and the consumer non-cyclical industry with a fair value of $15.3 billion and $15.1 billion, respectively, or 13% and 12%, respectively, of our invested assets portfolio.  As of December 31, 2018, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and the financial services industry with a fair value of $14.5 billion and $14.2 billion, respectively, or 13% and 12% of our invested assets portfolio.  These concentrations include fixed maturity AFS, trading and equity securities.

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

We adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in 2019.  See Note 2 for additional information.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500

We use call options to hedge the liability exposure on certain options in variable annuity products.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2019			As of December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,567	$64	$51	$2,741	$70	$9
Foreign currency contracts (1)	2,442	153	36	2,326	167	39
Total cash flow hedges	5,009	217	87	5,067	237	48
Fair value hedges:
Interest rate contracts (1)	1,261	80	163	1,268	55	137
Non-Qualifying Hedges
Interest rate contracts (1)	95,308	588	105	100,628	464	138
Foreign currency contracts (1)	11	-	-	47	-	-
Equity market contracts (1)	32,795	613	404	30,487	676	162
Credit contracts (1)	60	-	-	-	-	-
Embedded derivatives:
GLB direct (2)	-	439	-	-	123	-
GLB ceded (2) (3)	-	50	8	-	72	-
Reinsurance related (4)	-	-	177	-	-	3
Indexed annuity and IUL contracts (2) (5)	-	872	1,730	-	902	1,305
Total derivative instruments	$134,444	$2,859	$2,674	$137,497	$2,529	$1,793

(1)	Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.
(5)	Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2019
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$11,465	$9,727	$51,648	$24,583	$1,713	$99,136
Foreign currency contracts (2)	66	264	764	1,278	81	2,453
Equity market contracts	22,440	5,198	1,996	13	3,148	32,795
Credit contracts	-	-	60	-	-	60
Total derivative instruments
with notional amounts	$33,971	$15,189	$54,468	$25,874	$4,942	$134,444

(1)	As of March 31, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of March 31, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2049.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	As of March 31, 2019

		Cumulative
		Fair Value Hedging
		Adjustment Included
	Amortized Cost	in the Amortized
	of the Hedged	Cost of the Hedged
	Assets (Liabilities)	Assets (Liabilities)
Line Items in which the Hedged Items are Recorded
Fixed maturity AFS securities, at fair value	$457	$161
Long-term debt (1)	(976)	(101)

(1)	The balance includes $(122) million of unamortized adjustments from discontinued hedges as of March 31, 2019.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$(29)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	-	(6)
Cash flow hedges:
Interest rate contracts	(47)	53
Foreign currency contracts	11	(37)
Change in foreign currency exchange rate adjustment	(14)	(50)
Change in DAC, VOBA, DSI and DFEL	6	4
Income tax benefit (expense)	10	7
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	1
Interest rate contracts (2)	(1)	(3)
Foreign currency contracts (1)	7	5
Foreign currency contracts (3)	1	-
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$99	$(60)

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended March 31, 2019
	Realized	Net	Commissions	Interest
	Gain	Investment	and Other	and Debt
	(Loss)	Income	Expenses	Expense
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(362)	$1,251	$1,176	$71

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	24	-	(34)
Derivatives designated as hedging instruments	-	(24)	-	34
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	1	-	(1)
Foreign currency contracts
Amount of gain or (loss) reclassified from AOCI into income	1	7	-	-

Non-Qualifying Hedges
Interest rate contracts	357	-	-	-
Equity market contracts	(458)	-	-	-
Embedded derivatives:
GLB	286	-	-	-
Reinsurance related	(174)	-	-	-
Indexed annuity and IUL contracts	(239)	-	-	-

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

For the Three
Months Ended
March 31,
2018
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1
Interest rate contracts (2)	(3)
Foreign currency contracts (1)	5
Total cash flow hedges	3
Fair value hedges:
Interest rate contracts (1)	(4)
Interest rate contracts (2)	6
Interest rate contracts (3)	33
Total fair value hedges	35
Non-Qualifying Hedges
Interest rate contracts (3)	(314)
Foreign currency contracts (3)	2
Equity market contracts (3)	7
Equity market contracts (4)	(2)
Embedded derivatives:
GLB (3)	157
Reinsurance related (3)	23
Indexed annuity and IUL contracts (3)	52
Total derivative instruments	$(37)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

For the Three
Months Ended
March 31,
2018
Offset to net investment income	$6
Offset to interest and debt expense	(3)

As of March 31, 2019,  $35 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2019 and 2018, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2019, and December 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”).  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2019, the NPR adjustment was zero.  The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2019,  and December 31, 2018, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2019		As of December 31, 2018
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$56	$(3)	$33	$(3)
A+	389	(281)	296	(96)
A	5	-	106	(56)
A-	244	(1)	4	-
BBB+	-	-	197	-
	$694	$(285)	$636	$(155)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of March 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,350	$1,361	$2,711
Gross amounts offset	(369)	-	(369)
Net amount of assets	981	1,361	2,342
Gross amounts not offset:
Cash collateral	(694)	-	(694)
Non-cash collateral	(116)	-	(116)
Net amount	$171	$1,361	$1,532

Financial Liabilities
Gross amount of recognized liabilities	$910	$1,915	$2,825
Gross amounts offset	(148)	-	(148)
Net amount of liabilities	762	1,915	2,677
Gross amounts not offset:
Cash collateral	(285)	-	(285)
Non-cash collateral	(346)	-	(346)
Net amount	$131	$1,915	$2,046

	As of December 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,330	$1,097	$2,427
Gross amounts offset	(223)	-	(223)
Net amount of assets	1,107	1,097	2,204
Gross amounts not offset:
Cash collateral	(636)	-	(636)
Non-cash collateral	(58)	-	(58)
Net amount	$413	$1,097	$1,510

Financial Liabilities
Gross amount of recognized liabilities	$784	$1,308	$2,092
Gross amounts offset	(103)	-	(103)
Net amount of liabilities	681	1,308	1,989
Gross amounts not offset:
Cash collateral	(155)	-	(155)
Non-cash collateral	(190)	-	(190)
Net amount	$336	$1,308	$1,644

7.  Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The effective tax rate was 6% and 16% for the three months ended March 31, 2019 and 2018, respectively.  The effective tax rate on pre-tax income was lower than the prevailing corporate federal income tax rate of 21%.  Differences between the effective rates and the corporate federal income tax rate were primarily the result of the separate account dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items.  The current quarter’s effective tax rate is lower than the comparable quarter in the prior year primarily as a result of an increased level of realized losses and the associated tax benefit resulting from the application of the corporate federal income tax rate of 21%.

8.  Reinsurance

Modified Coinsurance Reinsurance Transaction

Some portions of our annuity business have been reinsured on a modified coinsurance (“Modco”) basis with other companies.  In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.  Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products.  We hold assets in support of reserves associated with the transaction in a Modco investment portfolio that included fixed maturity AFS securities, trading securities, equity securities, commercial mortgage loans, derivative investments, other investments and cash that had carrying values of $5.1 billion, $1.9 billion, $49 million, $186 million, $120 million, $85 million and $78 million, respectively, as of March 31, 2019.  In addition, the portfolio was supported by $237 million of over-collateralization and a $219 million letter of credit as of March 31, 2019.

In repositioning the Modco investment portfolio, purchases of securities classified as trading during the first quarter of 2019 primarily resulted in negative cash flows from operating activities that were largely offset by sales of securities classified as AFS within investing activities in our Consolidated Statements of Cash Flows.

See “Realized Gain (Loss)” in Note 5 for information on reinsurance related embedded derivatives.

9.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2019 (1)	2018 (1)
Return of Net Deposits
Total account value	$95,670	$89,783
Net amount at risk (2)	209	1,002
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$95	$88
Net amount at risk (2)	16	18
Average attained age of contract holders	77 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,031	$23,365
Net amount at risk (2)	596	2,007
Average attained age of contract holders	71 years	71 years

(1)	Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.
(2)	Represents the amount of death benefit in excess of the account balance that is subject to market fluctuations.

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

	For the Three
	Months Ended
	March 31,
	2019	2018
Balance as of beginning-of-year	$161	$100
Changes in reserves	(36)	11
Benefits paid	(6)	(3)
Balance as of end-of-period	$119	$108

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2019	2018
Asset Type
Domestic equity	$59,205	$54,060
International equity	19,865	18,359
Fixed income	39,351	37,942
Total	$118,421	$110,361

Percent of total variable annuity separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment.  Reserves on UL and VUL products with secondary guarantees represented 37% and 35% of total life insurance in-force reserves as of March 31, 2019, and December 31, 2018, respectively.  UL and VUL products with secondary guarantees represented 29% and 35% of total life insurance sales for the three months ended March 31, 2019 and 2018, respectively.

10.  Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and are reported in future contract benefits on our Consolidated Balance Sheets.  Changes in the liability for unpaid claims (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Balance as of beginning-of-year	$5,335	$2,222
Reinsurance recoverable	143	57
Net balance as of beginning-of-year	5,192	2,165
Incurred related to:
Current year	803	364
Prior years:
Interest	41	19
All other incurred (1)	(85)	(58)
Total incurred	759	325
Paid related to:
Current year	(215)	(126)
Prior years	(482)	(213)
Total paid	(697)	(339)
Net balance as of end-of-period	5,254	2,151
Reinsurance recoverable	143	56
Balance as of end-of-period	$5,397	$2,207

(1)

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

The interest rate assumption used for discounting long-term claim reserves is an important part of the reserving process due to the long benefit period for these claims.  Interest accrued on prior years’ reserves has been calculated on the opening reserve balance less one-half of the prior years’ incurred claim payments at our average reserve discount rate.

Long-term disability benefits may extend for many years, and claim development schedules do not reflect these longer benefit periods.  As a result, we use longer term retrospective runoff studies, experience studies and prospective studies to develop our liability estimates.

11.  Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2019.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of March 31, 2019, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016.  Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy.  Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders.  On January 11, 2019, the court dismissed Plaintiff’s complaint in its entirety.  In response, Plaintiff filed a motion for leave to amend the complaint, which we have opposed.

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

Commitments

Leases

Effective January 1, 2019, we adopted ASU 2016-02, which resulted in a new measurement and recognition of our long-term operating leases on our Consolidated Balance Sheets.  See Note 2 for additional information.

We lease office space and certain equipment under various long-term lease agreements, and we also enter into sale-leaseback transactions.  We determine if an arrangement is a lease at inception.  Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.  Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate at the commencement date in determining the present value of future payments.  The ROU asset is calculated using the initial lease liability amount, plus any lease payments made at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.  Our lease agreements may contain both lease and non-lease components, which are accounted for separately.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We recognized operating lease ROU assets of $197 million and associated lease liabilities of $204 million as of March 31, 2019.  We classified the operating lease ROU assets within other assets and the lease liabilities within other liabilities on our Consolidated Balance Sheets.  The weighted-average discount rate and remaining lease term on our operating leases was 3.4% and 7 years, respectively, as of March 31, 2019.  Operating lease expense for the three months ended March 31, 2019, was $13 million and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of March 31, 2019, the net book value of assets recorded as finance leases under sale-leaseback transactions was $177 million, and the associated accumulated amortization was $300 million.  These transactions have been classified as other assets on our Consolidated Balance Sheets.  These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives.  The weighted-average discount rate and remaining lease term on our sale-leaseback transactions was 2.5% and 3 years, respectively, as of March 31, 2019.

Finance lease expense (in millions) was as follows:

For the Three
Months Ended
March 31,
2019
Amortization of ROU assets (1)	$18
Interest on lease liabilities (2)	3
Total	$21

(1)	Amortization of ROU assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Interest on lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

For the Three
Months Ended
March 31,
2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14
Financing cash flows from finance leases	3

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$10

Our future minimum lease payments (in millions) under non-cancellable leases as of March 31, 2019, were as follows:

	Operating	Finance
	Leases	Leases
2019	$32	$93
2020	37	57
2021	36	67
2022	32	67
2023	29	91
Thereafter	67	28
Total future minimum lease payments	233	403
Less: Amount representing interest	29	39
Present value of minimum lease payments	$204	$364

As of March 31, 2019, we had additional office space leases that had not yet commenced totaling $37 million.  These leases will commence between the second and fourth quarters of 2019 and have lease terms of 4 to 11 years.

12.  Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Common Stock
Balance as of beginning-of-year	205,862,760	218,090,114
Stock issued for exercise of warrants	203,530	20,040
Stock compensation/issued for benefit plans	809,670	585,322
Retirement/cancellation of shares	(3,888,731)	-
Balance as of end-of-period	202,987,229	218,695,476

Common Stock as of End-of-Period
Basic basis	202,987,229	218,695,476
Diluted basis	204,200,031	222,379,443

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Weighted-average shares, as used in basic calculation	204,290,759	218,368,994
Shares to cover exercise of outstanding warrants	173,837	642,787
Shares to cover non-vested stock	1,049,556	1,592,959
Average stock options outstanding during the period	1,519,184	1,969,591
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(29,176)	(81,088)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,041,630)	(1,103,154)
Shares repurchasable from measured but
unrecognized stock option expense	(867)	(24,578)
Average deferred compensation shares	-	922,061
Weighted-average shares, as used in diluted calculation	205,961,663	222,287,572

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts.  For the three months ended March 31,  2018, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”).  Therefore, for our EPS calculation for this period, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $2 million for the three months ended March 31, 2018.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2019	2018
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$557	$3,486
Cumulative effect from adoption of new accounting standards	-	674
Unrealized holding gains (losses) arising during the period	3,556	(3,063)
Change in foreign currency exchange rate adjustment	14	52
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(928)	958
Income tax benefit (expense)	(563)	432
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(15)	(18)
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(4)
Income tax benefit (expense)	3	5
Balance as of end-of-period	$2,649	$2,556
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$33	$44
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	9
Gross OTTI recognized in OCI during the period	(16)	-
Change in DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	4	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	6	(9)
Change in DAC, VOBA, DSI and DFEL	(2)	(10)
Income tax benefit (expense)	(1)	4
Balance as of end-of-period	$25	$38
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$(29)
Cumulative effect from adoption of new accounting standard	-	(6)
Unrealized holding gains (losses) arising during the period	(36)	16
Change in foreign currency exchange rate adjustment	(14)	(50)
Change in DAC, VOBA, DSI and DFEL	6	4
Income tax benefit (expense)	10	7
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	8	3
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$99	$(60)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(23)	$(14)
Foreign currency translation adjustment arising during the period	3	5
Balance as of end-of-period	$(20)	$(9)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(299)	$(257)
Cumulative effect from adoption of new accounting standard	-	(35)
Adjustment arising during the period	(1)	-
Balance as of end-of-period	$(300)	$(292)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2019	2018

Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(15)	$(18)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(4)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(16)	(22)	operations before taxes
Income tax benefit (expense)	3	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$(13)	$(17)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$-	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	-	operations before taxes
Income tax benefit (expense)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$-	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$1	Net investment income
Interest rate contracts	(1)	(3)	Interest and debt expense
Foreign currency contracts	7	5	Net investment income
Foreign currency contracts	1	-	Total realized gain (loss)
Total gross reclassifications	8	3
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	7	2	operations before taxes
Income tax benefit (expense)	(1)	-	Federal income tax expense (benefit)
Reclassifications, net of income tax	$6	$2	Net income (loss)

13.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$98,050	$98,050	$94,024	$94,024
Trading securities	3,314	3,314	1,950	1,950
Equity securities	153	153	99	99
Mortgage loans on real estate	13,997	13,964	13,260	13,092
Derivative investments (1)	981	981	1,107	1,107
Other investments	2,740	2,740	2,255	2,255
Cash and invested cash	1,593	1,593	2,345	2,345
Other assets:
GLB direct embedded derivatives	439	439	123	123
GLB ceded embedded derivatives	50	50	72	72
Indexed annuity ceded embedded derivatives	872	872	902	902
Separate account assets	143,369	143,369	132,833	132,833

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,730)	(1,730)	(1,305)	(1,305)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,948)	(1,948)	(542)	(542)
Account values of certain investment contracts	(35,772)	(38,790)	(34,535)	(36,358)
Short-term debt	(300)	(309)	-	-
Long-term debt	(5,572)	(5,534)	(5,839)	(5,604)
Reinsurance related embedded derivatives	(177)	(177)	(3)	(3)
Other liabilities:
Derivative liabilities (1)	(242)	(242)	(160)	(160)
GLB ceded embedded derivatives	(8)	(8)	-	-

(1)	We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

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

Other Investments

The carrying value of our assets classified as other investments approximates fair value.  Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs.  Other investments also includes Federal Home Loan Bank (“FHLB”) stock carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.  The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy.  The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 1 within the fair value hierarchy.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2019, and December 31, 2018, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2019, or December 31, 2018, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2019
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$79,687	$3,521	$83,208
ABS	-	966	81	1,047
U.S. government bonds	405	18	-	423
Foreign government bonds	-	343	110	453
RMBS	-	3,414	-	3,414
CMBS	-	883	2	885
CLOs	-	2,340	97	2,437
State and municipal bonds	-	5,569	-	5,569
Hybrid and redeemable preferred securities	71	465	78	614
Trading securities	45	3,033	236	3,314
Equity securities	67	61	25	153
Derivative investments (1)	-	826	672	1,498
Other investments	151	-	-	151
Cash and invested cash	-	1,593	-	1,593
Other assets:
GLB direct embedded derivatives	-	-	439	439
GLB ceded embedded derivatives	-	-	50	50
Indexed annuity ceded embedded derivatives	-	-	872	872
Separate account assets	696	142,657	-	143,353
Total assets	$1,435	$241,855	$6,183	$249,473

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,730)	$(1,730)
Reinsurance related embedded derivatives	-	(177)	-	(177)
Other liabilities:
Derivative liabilities (1)	-	(354)	(405)	(759)
GLB ceded embedded derivatives	-	-	(8)	(8)
Total liabilities	$-	$(531)	$(2,143)	$(2,674)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$3,269	$(1)	$70	$200	$(17)	$3,521
ABS	29	-	-	52	-	81
Foreign government bonds	109	-	1	-	-	110
RMBS	7	-	-	-	(7)	-
CMBS	2	-	-	-	-	2
CLOs	105	-	-	97	(105)	97
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	-	-	206	(37)	236
Equity securities	25	-	-	-	-	25
Derivative investments	534	(383)	46	70	-	267
Other assets: (5)
GLB direct embedded derivatives	123	316	-	-	-	439
GLB ceded embedded derivatives	72	(22)	-	-	-	50
Indexed annuity ceded embedded derivatives	902	77	-	(107)	-	872
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,305)	(316)	-	(109)	-	(1,730)
Other liabilities – GLB ceded embedded
derivatives (5)	-	(8)	-	-	-	(8)
Total, net	$4,014	$(337)	$120	$409	$(166)	$4,040

	For the Three Months Ended March 31, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)(3)	Value
Investments: (4)
Fixed maturity AFS securities:
Corporate bonds	$3,091	$3	$17	$74	$7	$3,192
ABS	27	-	(1)	-	-	26
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	-	(12)	-
CMBS	6	1	-	20	-	27
CLOs	91	-	-	2	(91)	2
Hybrid and redeemable
preferred securities	76	-	1	-	-	77
Equity AFS securities	162	-	-	-	(162)	-
Trading securities	49	(2)	-	-	-	47
Equity securities	-	-	-	1	26	27
Derivative investments	30	329	(19)	(61)	-	279
Other assets: (5)
GLB direct embedded derivatives	903	207	-	-	-	1,110
GLB ceded embedded derivatives	51	(6)	-	-	-	45
Indexed annuity ceded embedded derivatives	11	-	-	6	-	17
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (5)	(1,418)	52	-	20	-	(1,346)
Other liabilities – GLB ceded embedded
derivatives (5)	(67)	(44)	-	-	-	(111)
Total, net	$3,139	$540	$(4)	$62	$(232)	$3,505

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2)

Transfers into or out of Level 3 for AFS and trading securities are reported at amortized cost as of the beginning-of-year.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior period.

(3)	Transfers into or out of Level 3 for FHLB stock between equity securities and other investments are reported at cost on our Consolidated Balance Sheets.
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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$267	$(2)	$(7)	$(51)	$(7)	$200
ABS	52	-	-	-	-	52
CLOs	97	-	-	-	-	97
Trading securities	207	-	-	(1)	-	206
Derivative investments	131	(15)	(46)	-	-	70
Other assets – indexed annuity ceded
embedded derivatives	19	-	-	(126)	-	(107)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(148)	-	-	39	-	(109)
Total, net	$625	$(17)	$(53)	$(139)	$(7)	$409

	For the Three Months Ended March 31, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$223	$(53)	$(2)	$(94)	$-	$74
CMBS	21	-	-	(1)	-	20
CLOs	2	-	-	-	-	2
Equity securities	1	-	-	-	-	1
Derivative investments	68	(6)	(123)	-	-	(61)
Other assets – indexed annuity ceded
embedded derivatives	6	-	-	-	-	6
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(27)	-	-	47	-	20
Total, net	$294	$(59)	$(125)	$(48)	$-	$62

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2019	2018
Derivative investments	$(287)	$281
Embedded derivatives:
Indexed annuity and IUL contracts	(32)	(4)
GLB	481	376
Total, net (1)	$162	$653

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2019			March 31, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$83	$(100)	$(17)	$40	$(33)	$7
RMBS	-	(7)	(7)	-	(12)	(12)
CLOs	-	(105)	(105)	-	(91)	(91)
Equity AFS securities	-	-	-	-	(162)	(162)
Trading securities	-	(37)	(37)	-	-	-
Equity securities	-	-	-	26	-	26
Total, net	$83	$(249)	$(166)	$66	$(298)	$(232)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2019 and 2018, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.  In 2018, transfers into or out of Level 3 also included FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.  Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the three months ended March 31, 2019 and 2018, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2019:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,604	Discounted cash flow	Liquidity/duration adjustment (1)	0.6%	-	30.0%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	77	Discounted cash flow	Liquidity/duration adjustment (1)	1.4%	-	3.1%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.6%	-	1.6%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.2%
Other assets:
GLB direct and ceded
embedded derivatives	489	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.32%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	872	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,730)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB ceded
embedded derivatives	(8)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.32%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

14.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  As discussed in Note 3, we completed the acquisition of Liberty Life during the second quarter of 2018.  Related results are included within the Group Protection segment.    We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  A discussion of these segments and Other Operations is found in Note 21 of our 2018 Form 10-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
▪	Sales or disposals and impairments of securities;
▪	Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities (“gain (loss) on the mark-to-market on certain instruments”);
▪	Changes in the fair value of the derivatives we own to hedge our GDB riders reflected within our variable annuities;
▪	Changes in the fair value of the embedded derivatives of our GLB riders reflected within variable annuity net derivative results accounted for at fair value;
▪	Changes in the fair value of the derivatives we own to hedge our GLB riders reflected within variable annuity net derivative results;
▪

Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value (“indexed annuity forward-starting option”); and

▪	Changes in the fair value of equity securities;
•	Changes in reserves resulting from benefit ratio unlocking on our GDB and GLB riders (“benefit ratio unlocking”);
•	Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;
•	Gains (losses) on early extinguishment of debt;
•	Losses from the impairment of intangible assets;
•	Income (loss) from discontinued operations;
•	Acquisition and integration costs related to mergers and acquisitions; and
•	Income (loss) from the initial adoption of new accounting standards, regulations, and policy changes including the net impact from the Tax Cuts and Jobs Act.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized gain (loss);
•	Revenue adjustments from the initial adoption of new accounting standards;

•	Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking; and
•	Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2019	2018
Revenues
Operating revenues:
Annuities	$1,174	$1,073
Retirement Plan Services	293	292
Life Insurance	1,700	1,660
Group Protection	1,138	553
Other Operations	57	67
Excluded realized gain (loss), pre-tax	(400)	(35)
Amortization of DFEL associated
with benefit ratio unlocking, pre-tax	3	(1)
Total revenues	$3,965	$3,609

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$250	$267
Retirement Plan Services	39	43
Life Insurance	157	144
Group Protection	55	29
Other Operations	(60)	(42)
Excluded realized gain (loss), after-tax	(316)	(28)
Gain (loss) on early extinguishment of
debt, after-tax	-	(19)
Benefit ratio unlocking, after-tax	142	(10)
Net impact from the Tax Cuts and Jobs Act	-	(13)
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(15)	(4)
Net income (loss)	$252	$367

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2019, compared with December 31, 2018, and the results of operations for the three months ended March 31, 2019, compared with the corresponding period in 2018 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  On May 1, 2018, we completed our acquisition of Liberty Life Assurance Company of Boston (“Liberty Life” or “LLACB”).  Beginning on May 1, 2018, the results of operations and financial condition of Liberty Life were consolidated with LNC.  Accordingly, all financial information presented herein for the three months ended March 31, 2019, includes the accounts of LNC and the accounts of Liberty Life.

The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and our current reports on Form 8-K filed in 2019.  For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K.

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

Forward-looking statements are subject to risks and uncertainties.  Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

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

•	Changes in accounting principles that may affect our financial statements;
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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2018 Form 10-K.  We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below.  As discussed in Note 3, on May 1, 2018, we completed our acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business (the

“Liberty Group Business”) and individual life and individual and group annuity business, in a transaction accounted for under the acquisition method of accounting.  We ceded insurance policies relating to the individual life and individual and group annuity business to third-party reinsurers.  The operating results of the Liberty Group Business are included in our Group Protection segment beginning on May 1, 2018.    The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings.  For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K.

Our current market conditions, significant operational matters, industry trends, issues and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2018 Form 10-K.

Critical Accounting Policies and Estimates

The MD&A included in our 2018 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2018 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2018 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2019, we would have recorded a favorable unlocking of approximately $105 million, pre-tax, for Annuities and approximately $20 million, pre-tax, for both Retirement Plan Services and Life Insurance.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2019:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$739	$84,419	$-	$85,158
Priced by independent broker quotations	-	-	1,688	1,688
Priced by matrices	-	12,832	-	12,832
Priced by other methods (1)	-	-	2,729	2,729
Total	$739	$97,251	$4,417	$102,407

Percent of total	1%	95%	4%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2018 Form 10-K and Note 13 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, 64% and 65% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of March 31, 2019 and 2018, respectively.  Underperforming equity markets increase our exposure to potential benefits with the GLB features.  A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of March 31, 2019 and 2018,  14% and 6%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2019 and 2018, was $758 million and $413 million, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

For information on our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Derivatives – GLB” in our 2018 Form 10-K.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3 in our 2018 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$250	$267
Retirement Plan Services	39	43
Life Insurance	157	144
Group Protection	55	29
Other Operations	(60)	(42)
Excluded realized gain (loss), after-tax	(316)	(28)
Gain (loss) on early extinguishment of
debt, after-tax	-	(19)
Benefit ratio unlocking, after-tax	142	(10)
Net impact from the Tax Cuts and Jobs Act	-	(13)
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(15)	(4)
Net income (loss)	$252	$367

	For the Three
	Months Ended
	March 31,
	2019	2018
Deposits
Annuities	$3,508	$2,526
Retirement Plan Services	2,496	2,360
Life Insurance	1,537	1,534
Total deposits	$7,541	$6,420

Net Flows
Annuities	$492	$(606)
Retirement Plan Services	(381)	463
Life Insurance	1,020	1,076
Total net flows	$1,131	$933

	As of March 31,
	2019	2018
Account Values
Annuities	$130,458	$135,629
Retirement Plan Services	71,799	67,710
Life Insurance	51,120	49,281
Total account values	$253,377	$252,620

Comparison of the Three Months Ended March 31, 2019 to 2018

Net income decreased due primarily to the following:

•	Realized losses as compared to realized gains in 2018.
•	Less favorable investment income on alternative investments.
•	Higher acquisition and integration costs incurred as part of our acquisition.
•	The effect of the modified coinsurance (“Modco”) reinsurance transaction in the Annuities segment.
•	Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•	The inclusion of the results of the Liberty Group Business.
•	Growth in business in force and group earned premiums.
•	Loss on early extinguishment of debt during 2018.
•	Lower federal income tax expense.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Insurance premiums (1)	$208	$70
Fee income	568	586
Net investment income	257	249
Operating realized gain (loss) (2)	41	48
Amortization of deferred gain on
business sold through reinsurance	8	-
Other revenues (3)	92	120
Total operating revenues	1,174	1,073
Operating Expenses
Interest credited	162	148
Benefits (1)	284	145
Commissions and other expenses	441	467
Total operating expenses	887	760
Income (loss) from operations before taxes	287	313
Federal income tax expense (benefit)	37	46
Income (loss) from operations	$250	$267

(1)	Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.
(3)	Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to the Modco reinsurance transaction.

Comparison of the Three Months Ended March 31, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•	Lower other revenues attributable to the Modco reinsurance transaction.
•	Lower fee income driven by lower average daily variable account values.
•	Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by the following:

•	Lower commissions and other expenses due to a decrease in amortization expense as a result of lower actual gross profits and lower average variable account values.
•	Amortization of deferred gain on business sold through reinsurance as a result of the Modco reinsurance transaction.

See “Additional Information” below for more information about the Modco reinsurance transaction.

Additional Information

Effective October 1, 2018, we entered into an agreement with Athene Holding Ltd. to reinsure approximately $7.7 billion of in-force fixed and fixed indexed annuity products on a Modco basis.  The capital generated from this transaction was primarily used to fund the December 2018 accelerated share repurchase program of $450 million.  We expect an ongoing reduction in income from operations in future periods as a result of this Modco reinsurance transaction.  We continue to remain focused on the continued growth of both our fixed and variable annuity business.  For additional information on our annuity reinsurance agreement and this accelerated share repurchase program, see Note 8 herein and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities,” respectively, in our 2018 Form 10-K.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits.  These outflows as a percentage of average account values were 8% and 9% for the three months ended March 31, 2019 and 2018, respectively.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2018 Form 10-K.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Fee Income
Mortality, expense and other assessments	$562	$579
Surrender charges	7	8
DFEL:
Deferrals	(10)	(10)
Amortization, net of interest	9	9
Total fee income	$568	$586

	As of or For the Three
	Months Ended
	March 31,
	2019	2018
Variable Account Value Information
Variable annuity deposits (1)	$982	$1,285
Increases (decreases) in variable annuity
account values:
Net flows (1)	(1,363)	(1,233)
Change in market value (1)	8,931	(174)
Contract holder assessments (1)	(600)	(618)
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	577	746
Variable annuity account values (1)	112,284	113,063
Average daily variable annuity account
values (1)	109,778	115,672
Average daily S&P 500 (2)	2,719	2,733

(1)	Excludes the fixed portion of variable.
(2)

We generally use the Standard & Poor’s (“S&P”) 500 index as a benchmark for the performance of our variable account values.  The account values of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 index performance.  See Note 9 for additional information.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily variable account values are driven by net flows and variable fund returns.  Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount.  We may collect surrender charges when our fixed and variable annuity contract holders surrender their contracts during the surrender charge period to protect us from premature withdrawals.  Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2018 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$228	$205
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	3	5
Surplus investments (2)	26	39
Total net investment income	$257	$249

Interest Credited
Amount provided to contract holders	$164	$150
DSI deferrals	(9)	(11)
Interest credited before DSI amortization	155	139
DSI amortization	7	9
Total interest credited	$162	$148

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Three
	Months Ended
	March 31,
	2019	2018
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	3.97%	3.87%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.05%	0.08%
Net investment income yield on reserves	4.02%	3.95%
Interest rate credited to contract holders	2.41%	2.32%
Interest rate spread	1.61%	1.63%

	As of or For the Three
	Months Ended
	March 31,
	2019	2018
Fixed Account Value Information
Fixed annuity deposits (1)	$2,526	$1,240
Increases (decreases) in fixed annuity
account values:
Net flows (1)	1,855	627
Contract holder assessments (1)	(9)	(8)
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(577)	(746)
Reinvested interest credited (1)	428	98
Fixed annuity account values (1)	18,174	22,568
Average fixed account values (1)	17,407	22,617
Average invested assets on reserves	20,447	18,470

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Commissions and Other Expenses
Commissions:
Deferrable	$132	$105
Non-deferrable	136	139
General and administrative expenses	104	103
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	1
Taxes, licenses and fees	12	11
Total expenses incurred, excluding
broker-dealer	385	359
DAC deferrals	(147)	(120)
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	238	239
DAC and VOBA amortization,
net of interest	90	111
Broker-dealer expenses incurred	113	117
Total commissions and other
expenses	$441	$467

DAC Deferrals
As a percentage of sales/deposits	4.2%	4.8%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Fee income	$61	$64
Net investment income	226	222
Other revenues (1)	6	6
Total operating revenues	293	292
Operating Expenses
Interest credited	145	137
Commissions and other expenses	105	107
Total operating expenses	250	244
Income (loss) from operations before taxes	43	48
Federal income tax expense (benefit)	4	5
Income (loss) from operations	$39	$43

(1)	Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•

Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments and spread compression due to average new money rates trailing our current portfolio yields.

•	Lower fee income driven by lower average daily variable account values.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.  The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals.  These outflows as a percentage of average account values were 16% and 11% for the three months ended March 31, 2019 and 2018, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs.  The proportion of these products to our total account values was 23% and 25% as of March 31, 2019 and 2018, respectively.  Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis.  Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2018 Form 10-K.

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three
	Months Ended
	March 31,
	2019	2018
Fee Income
Annuity expense assessments	$45	$48
Mutual fund fees	16	16
Total fee income	$61	$64

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Flows By Market
Small market	$189	$(79)
Mid – large market	(283)	834
Multi-Fund® and other	(287)	(292)
Total net flows	$(381)	$463

	As of or For the Three
	Months Ended
	March 31,
	2019	2018
Variable Account Value Information
Variable annuity deposits (1)	$458	$463
Increases (decreases) in variable annuity
account values:
Net flows (1)	(130)	(178)
Change in market value (1)	1,640	(48)
Contract holder assessments (1)	(37)	(41)
Variable annuity account values (1)	15,820	15,808
Average daily variable annuity account
values (1)	15,393	16,282
Average daily S&P 500	2,719	2,733

(1)	Excludes the fixed portion of variable.

	As of or For the Three
	Months Ended
	March 31,
	2019	2018
Mutual Fund Account Value Information
Mutual fund deposits	$1,580	$1,438
Mutual fund net flows	(189)	702
Mutual fund account values (1)	36,065	33,046

(1)	Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$207	$201
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	3	4
Surplus investments (2)	16	17
Total net investment income	$226	$222

Interest Credited	$145	$137

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

	For the Three
	Months Ended
	March 31,
	2019	2018
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.18%	4.28%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.05%	0.09%
Net investment income yield on reserves	4.23%	4.37%
Interest rate credited to contract holders	2.92%	2.90%
Interest rate spread	1.31%	1.47%

	As of or For the Three
	Months Ended
	March 31,
	2019	2018
Fixed Account Value Information
Fixed annuity deposits (1)	$458	$459
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(61)	(61)
Reinvested interest credited (1)	142	135
Contract holder assessments (1)	(3)	(3)
Fixed annuity account values (1)	19,914	18,856
Average fixed account values (1)	19,841	18,789
Average invested assets on reserves	19,886	18,696

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Commissions and Other Expenses
Commissions:
Deferrable	$2	$1
Non-deferrable	17	18
General and administrative expenses	78	78
Taxes, licenses and fees	7	7
Total expenses incurred	104	104
DAC deferrals	(5)	(4)
Total expenses recognized before
amortization	99	100
DAC and VOBA amortization,
net of interest	6	7
Total commissions and other
expenses	$105	$107

DAC Deferrals
As a percentage of annuity sales/deposits	0.5%	0.4%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Insurance premiums (1)	$213	$196
Fee income	844	805
Net investment income	643	658
Operating realized gain (loss) (2)	(3)	(1)
Other revenues	3	2
Total operating revenues	1,700	1,660
Operating Expenses
Interest credited	354	354
Benefits	902	849
Commissions and other expenses	249	285
Total operating expenses	1,505	1,488
Income (loss) from operations before taxes	195	172
Federal income tax expense (benefit)	38	28
Income (loss) from operations	$157	$144

(1)	Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)	See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended March 31, 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•	Higher fee income due to growth in business in force.
•	Lower commissions and other expenses driven by lower margins and amortization rates.

The increase in income from operations was partially offset by:

•	Higher benefits due to growth in business in force, partially offset by more favorable mortality.
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

Additional Information

During the first quarter of 2019, we experienced favorable mortality relative to our expectations for claims seasonality.

For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2018 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force.  Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Fee Income
Cost of insurance assessments	$565	$516
Expense assessments	376	375
Surrender charges	13	9
DFEL:
Deferrals	(214)	(194)
Amortization, net of interest	104	99
Total fee income	$844	$805

	For the Three
	Months Ended
	March 31,
	2019	2018
Sales by Product
UL	$11	$10
MoneyGuard®	51	56
IUL	16	14
VUL	52	58
Term	30	25
Total individual life sales	160	163
Executive Benefits	31	10
Total sales	$191	$173

Net Flows
Deposits	$1,537	$1,534
Withdrawals and deaths	(517)	(458)
Net flows	$1,020	$1,076

Contract Holder Assessments	$1,236	$1,198

	As of March 31,
	2019	2018
Account Values
General account	$36,606	$36,155
Separate account	14,514	13,126
Total account values	$51,120	$49,281

In-Force Face Amount
UL and other	$346,292	$340,862
Term insurance	416,789	384,154
Total in-force face amount	$763,081	$725,016

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$601	$587
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	6	7
Alternative investments (2)	1	23
Surplus investments (3)	35	41
Total net investment income	$643	$658

Interest Credited	$354	$354

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended
	March 31,
	2019	2018
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	4.85%	4.98%
Commercial mortgage loan prepayment
and bond make-whole premiums	0.05%	0.06%
Alternative investments	0.01%	0.21%
Net investment income yield on reserves	4.91%	5.25%
Interest rate credited to contract holders (1)	3.69%	3.76%
Interest rate spread (1)	1.22%	1.49%

(1)	Prior year interest rate spreads have been restated to conform to the current year presentation.

	For the Three
	Months Ended
	March 31,
	2019	2018
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$45,482	$43,210
General account values	37,003	36,547

Attributable to traditional products:
Invested assets on reserves	4,150	4,088

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Benefits
Death claims direct and assumed	$1,166	$1,115
Death claims ceded	(427)	(406)
Reserves released on death	(166)	(167)
Net death benefits	573	542
Change in secondary guarantee life
insurance product reserves:	139	165
Change in MoneyGuard® reserves:	105	89
Other benefits (1)	85	53
Total benefits	$902	$849

Death claims per $1,000 of in-force	3.04	3.00

(1)	Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits include the change in secondary guarantee and linked-benefit life insurance product reserves.  These reserves are affected by changes in expected future trends of assessments and benefits causing unlocking adjustments to these liabilities similar to DAC, VOBA and DFEL.  Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2018 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Commissions and Other Expenses
Commissions	$186	$180
General and administrative expenses	141	133
Expenses associated with reserve financing	23	22
Taxes, licenses and fees	48	45
Total expenses incurred	398	380
DAC and VOBA deferrals	(220)	(204)
Total expenses recognized before
amortization	178	176
DAC and VOBA amortization,
net of interest	70	108
Other intangible amortization	1	1
Total commissions and
other expenses	$249	$285

DAC and VOBA Deferrals
As a percentage of sales	115.2%	117.9%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.  When comparing DAC and VOBA deferrals as a percentage of sales for the three months ended March 31, 2019, to the corresponding period in 2018, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Insurance premiums	$1,023	$508
Net investment income	74	40
Other revenues (1)	41	5
Total operating revenues	1,138	553
Operating Expenses
Interest credited	1	1
Benefits	753	326
Commissions and other expenses	314	189
Total operating expenses	1,068	516
Income (loss) from operations before taxes	70	37
Federal income tax expense (benefit)	15	8
Income (loss) from operations	$55	$29

(1)	Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three
	Months Ended
	March 31,
	2019	2018
Income (Loss) from Operations by
Product Line
Life	$2	$10
Disability	54	22
Dental	(1)	(3)
Income (loss) from operations	$55	$29

Comparison of the Three Months Ended March 31, 2019 to 2018

Income from operations for this segment increased due primarily to the inclusion of the results of the Liberty Group Business (see “Additional Information” below for more information).

Additional Information

Income from operations for the three months ended March 31, 2019, includes activity from the Liberty Group Business acquired on May 1, 2018.  The acquisition resulted in increases in all pre-tax line items presented in the Income (Loss) from Operations table above.  For more information about our acquisition, see Note 3 in our 2018 Form 10-K and Note 3 herein.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2018 Form 10-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2018 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Insurance Premiums by Product Line
Life	$371	$202
Disability	577	233
Dental	75	73
Total insurance premiums	$1,023	$508

Sales by Product Line
Life	$64	$23
Disability	42	21
Dental	13	11
Total sales	$119	$55

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Benefits and Interest Credited by
Product Line
Life	$265	$128
Disability	435	145
Dental	54	54
Total benefits and interest credited	$754	$327

Loss Ratios by Product Line
Life	71.4%	63.2%
Disability	75.4%	61.9%
Dental	72.2%	74.7%
Total	73.7%	64.3%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims.  When comparing our life and disability loss ratios for the three months ended March 31, 2019 and 2018, the increase in 2019 was driven primarily by the inclusion of the Liberty Group Business as we combined two blocks of business with different loss characteristics.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Commissions and Other Expenses
Commissions	$92	$66
General and administrative expenses	173	89
Taxes, licenses and fees	30	16
Total expenses incurred	295	171
DAC deferrals	(23)	(13)
Total expenses recognized before
amortization	272	158
DAC and VOBA amortization, net of
interest (1)	36	31
Other intangible amortization (1)	6	-
Total commissions and
other expenses	$314	$189

DAC Deferrals
As a percentage of insurance premiums	2.2%	2.6%

(1)	See Note 3 in our 2018 Form 10-K for information regarding intangible assets acquired as part of the Liberty Life acquisition.

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized as a level percent of insurance premiums of the related contracts, depending on the block of business.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred rather than deferred and amortized.  Generally, we have higher amortization in the first quarter of the year due to a significant number of policies renewing in the quarter.  When comparing DAC deferrals as a percentage of insurance premiums for the three months ended March 31, 2019 and 2018, the decrease was driven by a change in our sales mix to products with lower commission rates as a result of the inclusion of the Liberty Group Business acquired on May 1, 2018.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Operating Revenues
Insurance premiums (1)	$2	$3
Net investment income	51	64
Other revenues	4	-
Total operating revenues	57	67
Operating Expenses
Interest credited	15	15
Benefits	20	19
Other expenses	24	8
Interest and debt expense	71	68
Strategic digitization expense	15	15
Total operating expenses	145	125
Income (loss) from operations before taxes	(88)	(58)
Federal income tax expense (benefit)	(28)	(16)
Income (loss) from operations	$(60)	$(42)

(1)	Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2019 to 2018

Loss from operations for Other Operations increased due primarily to the following:

•

Higher other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price significantly increased during the first quarter of 2019 compared to a decrease during the first quarter of 2018.

•	Lower net investment income, net of interest credited, related to lower average invested assets driven by a decline in excess capital retained by Other Operations.

The increase in loss from operations was partially offset by  more favorable federal income tax benefits driven by excess tax benefits associated with stock-based compensation.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters – Strategic Digitization Initiative” in our 2018 Form 10-K.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
General and administrative expenses:
Legal	$-	$1
Branding	9	8
Other (1)	16	4
Total general and administrative expenses	25	13
Taxes, licenses and fees (2)	2	(2)
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (3)	(3)	(3)
Total other expenses	$24	$8

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

For the Three
Months Ended
March 31,
2019		2018
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$38	$47
Total excluded realized gain (loss)	(400)	(35)
Total realized gain (loss), pre-tax	$(362)	$12

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(316)	$(28)
Benefit ratio unlocking	142	(10)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(174)	$(38)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(16)	$(17)
Gain (loss) on the mark-to-market on certain instruments (2)	(94)	2
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(15)	(25)
GLB NPR component	(27)	5
Total variable annuity net derivatives results	(42)	(20)
Indexed annuity forward-starting option	(22)	(3)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(174)	$(38)

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)

As of March 31, 2019, the Modco investment portfolio consisted primarily of fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss).  We expect the Modco investments classified as AFS will be sold and replaced with securities classified as trading securities, with changes in fair value recorded in realized gain (loss), consistent with the recorded fair value changes in the Modco embedded derivatives.  See Note 8 for more information.

Comparison of the Three Months Ended March 31, 2019 to 2018

We had higher realized losses due primarily to the following:

•	Losses due primarily to unfavorable changes in the fair value of embedded derivatives related to certain Modco arrangements.
•

Unfavorable variable annuity net derivatives results attributable to unfavorable GLB non-performance risk (“NPR”) component due to a narrowing of our credit spread and a decrease in our associated reserves, partially offset by favorable hedge program performance due to less volatile capital markets.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2018 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2018 Form 10-K for a discussion of the mark-to-market on certain instruments and Note 4 for information about consolidated variable interest entities (“VIEs”).

Variable Annuity Net Derivatives Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2018 Form 10-K for a discussion of our variable annuity net derivatives results and how our NPR adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
Variable annuity hedge program assets (liabilities)	$1,967	$2,357	$770	$1,094	$1,194

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$578	$252	$1,630	$1,288	$1,179
NPR	(98)	(57)	(140)	(131)	(135)
Embedded derivative reserves	480	195	1,490	1,157	1,044
Insurance benefit reserves	(916)	(1,060)	(757)	(781)	(734)
Total variable annuity reserves – asset (liability)	$(436)	$(865)	$733	$376	$310

10-year credit default swap (“CDS”) spread	1.43%	1.67%	1.35%	1.24%	1.19%
NPR factor related to 10-year CDS spread	0.18%	0.25%	0.18%	0.18%	0.18%

(1)

Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

For information about the effect of changes in the NPR factor on our net income (loss), see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2018 Form 10-K.

See “Critical Accounting Policies and Estimates – Derivatives – GLB” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2018 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Investments
Fixed maturity AFS securities	$98,050	$94,024	80.5%	81.6%
Trading securities	3,314	1,950	2.7%	1.7%
Equity securities	153	99	0.1%	0.1%
Mortgage loans on real estate	13,997	13,260	11.5%	11.5%
Real estate	12	12	0.0%	0.0%
Policy loans	2,498	2,509	2.1%	2.2%
Derivative investments	981	1,107	0.8%	1.0%
Alternative investments	1,858	1,725	1.6%	1.4%
Other investments	882	530	0.7%	0.5%
Total investments	$121,745	$115,216	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

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

Fixed Maturity and Equity Securities Portfolios

Fixed maturity securities consist of portfolios classified as available-for-sale (“AFS”) and trading.  Details underlying our fixed maturity AFS securities by industry classification (in millions) are presented in the tables below.  These tables agree in total with the presentation of fixed maturity AFS securities in Note 5; however, the categories below represent a more detailed breakout of the fixed maturity AFS portfolio.  Therefore, the investment classifications listed below do not agree to the investment categories provided in Note 5.

	As of March 31, 2019
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,107	$794	$118	$14,783	15.1%
Basic industry	4,562	248	59	4,751	4.8%
Capital goods	6,446	379	70	6,755	6.9%
Communications	4,598	339	48	4,889	5.0%
Consumer cyclical	5,349	266	64	5,551	5.6%
Consumer non-cyclical	14,198	825	227	14,796	15.1%
Energy	6,238	378	76	6,540	6.7%
Technology	3,750	166	15	3,901	4.0%
Transportation	3,242	147	37	3,352	3.4%
Industrial other	1,310	44	13	1,341	1.4%
Utilities	13,345	1,038	87	14,296	14.6%
Government related entities	2,098	189	34	2,253	2.3%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,794	68	38	1,824	1.9%
Non-agency backed	717	49	(17)	783	0.8%
Mortgage pass through securities ("MPTS"):
Agency backed	785	25	3	807	0.8%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	-	-	20	0.0%
Non-agency backed	848	16	(1)	865	0.9%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	2,431	4	11	2,424	2.5%
Commercial real estate ("CRE")
collateralized debt obligations ("CDOs")	8	-	(5)	13	0.0%
Credit card	78	18	1	95	0.1%
Equipment receivables	34	1	-	35	0.0%
Home equity	492	17	(13)	522	0.5%
Manufactured housing	10	-	-	10	0.0%
Student loans	37	-	-	37	0.0%
Other	339	10	1	348	0.4%
Municipals:
Taxable	4,585	879	8	5,456	5.6%
Tax-exempt	102	11	-	113	0.1%
Government:
United States	387	37	1	423	0.4%
Foreign	403	50	-	453	0.5%
Hybrid and redeemable preferred securities	581	57	24	614	0.6%
Total fixed maturity AFS securities	92,894	6,055	899	98,050	100.0%
Trading Securities (2)	3,115	205	6	3,314
Equity Securities	164	1	12	153
Total fixed maturity AFS, trading and equity securities	$96,173	$6,261	$917	$101,517

	As of December 31, 2018
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,762	$465	$352	$13,875	14.8%
Basic industry	4,542	137	152	4,527	4.8%
Capital goods	6,531	236	182	6,585	7.0%
Communications	4,686	210	133	4,763	5.1%
Consumer cyclical	5,475	160	180	5,455	5.8%
Consumer non-cyclical	14,307	543	507	14,343	15.3%
Energy	6,383	217	227	6,373	6.8%
Technology	3,698	64	81	3,681	3.9%
Transportation	3,289	91	99	3,281	3.5%
Industrial other	1,328	24	30	1,322	1.4%
Utilities	13,330	692	249	13,773	14.6%
Government related entities	2,292	141	63	2,370	2.5%
CMOs:
Agency backed	1,747	52	56	1,743	1.9%
Non-agency backed	732	48	(13)	793	0.8%
MPTS:
Agency backed	829	18	10	837	0.9%
CMBS:
Agency backed	20	-	-	20	0.0%
Non-agency backed	791	6	13	784	0.8%
ABS:
CLOs	1,738	3	24	1,717	1.8%
CRE CDOs	8	-	(5)	13	0.0%
Credit card	78	16	-	94	0.1%
Equipment receivables	37	1	-	38	0.0%
Home equity	508	17	(9)	534	0.6%
Manufactured housing	15	1	-	16	0.0%
Student loans	38	-	-	38	0.0%
Other	240	7	1	246	0.3%
Municipals:
Taxable	4,551	711	18	5,244	5.6%
Tax-exempt	96	5	-	101	0.1%
Government:
United States	390	29	2	417	0.5%
Foreign	406	42	-	448	0.5%
Hybrid and redeemable preferred securities	582	45	34	593	0.6%
Total fixed maturity AFS securities	92,429	3,981	2,386	94,024	100.0%
Trading Securities (2)	1,823	137	10	1,950
Equity Securities	116	1	18	99
Total fixed maturity AFS, trading and equity securities	$94,368	$4,119	$2,414	$96,073

(1)	Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.
(2)

Certain of our trading securities support our Modco reinsurance agreements and the investment results are passed directly to the reinsurers.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2018 Form 10-K for further details.

Fixed Maturity AFS Securities

In accordance with the fixed maturity AFS accounting guidance, we reflect stockholders’ equity as if unrealized gains and losses were actually recognized, and consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses.  Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, future contract benefits, other contract holder funds and deferred income taxes.  Adjustments to each of these balances are charged or credited to accumulated other comprehensive income (loss).  For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business.  Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2019			As of December 31, 2018
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$49,876	$53,751	54.8%	$49,086	$51,118	54.4%
2	BBB	39,425	40,793	41.6%	39,872	39,641	42.1%
Total investment grade securities		89,301	94,544	96.4%	88,958	90,759	96.5%

Below Investment Grade Securities
3	BB	2,602	2,581	2.6%	2,565	2,448	2.6%
4	B	761	722	0.7%	803	741	0.8%
5	CCC and lower	174	152	0.2%	95	63	0.1%
6	In or near default	56	51	0.1%	8	13	0.0%
Total below investment grade securities		3,593	3,506	3.6%	3,471	3,265	3.5%
Total fixed maturity AFS securities		$92,894	$98,050	100.0%	$92,429	$94,024	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.9%	3.6%		3.8%	3.5%

(1)

Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.  The average credit quality was A- as of March 31, 2019.

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

As of March 31, 2019, and December 31, 2018,  92% and 95%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade.  Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on fixed maturity AFS securities as of March 31, 2019, decreased by $1.5 billion since December 31, 2018.  As more fully described in Note 1 in our 2018 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2019, does not represent OTTI as: (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities.  For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

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

As reported on our Consolidated Balance Sheets, we had $123.3 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $110.3 billion as of March 31, 2019.  If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $75.6 billion as of March 31, 2019, rather than selling fixed maturity AFS securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2018 Form 10-K and Note 5 herein for additional discussion.

As of March 31, 2019, and December 31, 2018, the estimated fair value for all private placement securities was $16.0 billion and $15.3 billion, respectively, representing 13% of total invested assets.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2018 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

Our ABS home equity and RMBS had a market value of $4.1 billion and a net unrealized gain of $151 million as of March  31, 2019.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $441 million and represented less than 1% of our total investment portfolio as of March 31, 2019.  Fixed maturity AFS securities represented $425 million, or 96%, and trading securities represented $16 million, or 4%, of the subprime exposure as of March 31, 2019.  The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2019:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$2,632	$2,579	$260	$243	$225	$207	$297	$267	$3,414	$3,296
ABS home equity	1	1	54	53	90	85	377	353	522	492
Total by type (2)(3)	$2,633	$2,580	$314	$296	$315	$292	$674	$620	$3,936	$3,788

Rating
AAA	$2,310	$2,266	$-	$-	$-	$-	$8	$8	$2,318	$2,274
AA	323	314	8	8	14	13	18	17	363	352
A	-	-	39	39	8	8	64	63	111	110
BBB	-	-	4	4	17	16	18	18	39	38
BB and below	-	-	263	245	276	255	566	514	1,105	1,014
Total by rating (2)(3)(4)	$2,633	$2,580	$314	$296	$315	$292	$674	$620	$3,936	$3,788

Origination Year
2009 and prior	$655	$604	$298	$280	$314	$291	$674	$620	$1,941	$1,795
2010	252	239	-	-	-	-	-	-	252	239
2011	149	145	-	-	-	-	-	-	149	145
2012	45	46	-	-	-	-	-	-	45	46
2013	226	224	-	-	-	-	-	-	226	224
2014	71	68	1	1	-	-	-	-	72	69
2015	153	153	15	15	-	-	-	-	168	168
2016	529	561	-	-	1	1	-	-	530	562
2017	298	296	-	-	-	-	-	-	298	296
2018	239	228	-	-	-	-	-	-	239	228
2019	16	16	-	-	-	-	-	-	16	16
Total by origination
year (2)(3)	$2,633	$2,580	$314	$296	$315	$292	$674	$620	$3,936	$3,788

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									4.0%	4.1%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									1.3%	1.3%

(1)	Includes the fair value and amortized cost of option adjustable rate mortgages (“ARM”) within RMBS, totaling $249 million and $220 million, respectively.
(2)

Does not include the fair value of trading securities totaling $150 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $150 million in trading securities consisted of $131 million prime, $3 million Alt-A and $16 million subprime.

(3)

Does not include the amortized cost of trading securities totaling $147 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $147 million in trading securities consisted of $128 million prime, $3 million Alt-A and $16 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2019:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$873	$857	$12	$11	$-	$-	$885	$868
CRE CDOs	-	-	-	-	13	8	13	8
Total by type (1)(2)	$873	$857	$12	$11	$13	$8	$898	$876

Rating
AAA	$858	$846	$-	$-	$-	$-	$858	$846
AA	6	6	7	6	-	-	13	12
A	3	3	5	5	-	-	8	8
BB and below	6	2	-	-	13	8	19	10
Total by rating (1)(2)(3)	$873	$857	$12	$11	$13	$8	$898	$876

Origination Year
2009 and prior	$22	$17	$12	$11	$13	$8	$47	$36
2010	3	3	-	-	-	-	3	3
2011	10	10	-	-	-	-	10	10
2012	28	27	-	-	-	-	28	27
2013	157	156	-	-	-	-	157	156
2015	10	10	-	-	-	-	10	10
2016	85	87	-	-	-	-	85	87
2017	325	323	-	-	-	-	325	323
2018	171	164	-	-	-	-	171	164
2019	62	60	-	-	-	-	62	60
Total by origination year (1)(2)	$873	$857	$12	$11	$13	$8	$898	$876

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities							0.9%	0.9%

(1)

Does not include the fair value of trading securities totaling $39 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  These trading securities consisted entirely of CMBS.

(2)

Does not include the amortized cost of trading securities totaling less than  $38  million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  These trading securities consisted entirely of CMBS.

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

As of March 31, 2019, the fair value and amortized cost of our fixed maturity AFS exposure to monoline insurers was $417 million and $384 million, respectively.

Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities

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

The composition by industry categories of all securities in an unrealized loss position (in millions) as of March 31, 2019, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
Food and beverage	$1,532	6.8%	$1,617	6.9%	$85	8.9%
Banking	1,266	5.6%	1,337	5.7%	71	7.4%
Pharmaceuticals	1,121	5.0%	1,185	5.1%	64	6.7%
Electric	1,652	7.4%	1,706	7.3%	54	5.6%
Chemicals	936	4.2%	988	4.2%	52	5.4%
Diversified manufacturing	858	3.8%	896	3.8%	38	4.0%
Healthcare	1,001	4.5%	1,037	4.4%	36	3.8%
Oil field services	166	0.7%	197	0.8%	31	3.2%
Independent	610	2.7%	632	2.7%	22	2.3%
Media – entertainment	409	1.8%	431	1.9%	22	2.3%
Transportation services	784	3.5%	805	3.5%	21	2.2%
Automotive	488	2.2%	508	2.2%	20	2.1%
Government owned, no guarantee	239	1.1%	258	1.1%	19	2.0%
Property and casualty	379	1.7%	397	1.7%	18	1.9%
Technology	766	3.4%	781	3.3%	15	1.5%
Railroads	353	1.6%	368	1.6%	15	1.5%
Aerospace	447	2.0%	462	2.0%	15	1.5%
Retailers	397	1.8%	412	1.8%	15	1.5%
Midstream	511	2.3%	524	2.2%	13	1.4%
Life	312	1.4%	324	1.4%	12	1.3%
Industries with unrealized losses
less than $25 million	8,189	36.5%	8,511	36.4%	322	33.5%
Total by industry	$22,416	100.0%	$23,376	100.0%	$960	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	22.9%		25.2%		100.0%

As of March 31, 2019, the fair value and amortized cost of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $171 million and $202 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2019
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$13,582	$414	$13,996	100.0%
Delinquent (1)	-	1	1	0.0%
Foreclosure (2)	-	1	1	0.0%
General valuation allowance	-	(1)	(1)	0.0%
Total mortgage loans on real estate	$13,582	$415	$13,997	100.0%

	As of December 31, 2018
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$13,012	$247	$13,259	100.0%
Delinquent (1)	-	1	1	0.0%
Foreclosure (2)	-	-	-	0.0%
Total mortgage loans on real estate	$13,012	$248	$13,260	100.0%

(1)	As of March 31, 2019, five commercial loans and ten residential loans were delinquent. As of December 31, 2018, nine commercial loans and two residential loans were delinquent.
(2)	As of March 31, 2019, two residential loans were in foreclosure. As of December 31, 2018, there were no mortgage loans that were in foreclosure.

As of March 31, 2019, and December 31, 2018, there were no specifically identified impaired commercial or residential mortgage loans on real estate.  The total outstanding principal and interest on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2019, and December 31, 2018, was $2 million and $1 million, respectively.  See Note 1 in our 2018 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2019	2018
By Segment
Annuities	$4,163	$3,962
Retirement Plan Services	3,683	3,599
Life Insurance	4,062	3,829
Group Protection	1,141	1,089
Other Operations	948	781
Total mortgage loans on real estate	$13,997	$13,260

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of March 31, 2019			As of March 31, 2019
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Apartment	$4,383	32.3%	CA	$3,128	23.0%
Office building	3,331	24.5%	TX	1,635	12.0%
Retail	2,470	18.2%	MD	689	5.1%
Industrial	2,537	18.7%	GA	604	4.4%
Other commercial	582	4.3%	NY	596	4.4%
Mixed use	201	1.5%	FL	569	4.2%
Hotel/motel	78	0.5%	OH	534	3.9%
Total	$13,582	100.0%	PA	499	3.7%
Geographic Region			VA	477	3.5%
Pacific	$3,884	28.6%	WA	468	3.4%
South Atlantic	3,128	23.0%	TN	443	3.3%
West South Central	1,745	12.9%	NC	397	2.9%
East North Central	1,411	10.4%	WI	334	2.5%
Middle Atlantic	1,236	9.1%	IL	327	2.4%
Mountain	720	5.3%	OR	288	2.1%
East South Central	585	4.3%	AZ	283	2.1%
West North Central	491	3.6%	MA	280	2.1%
New England	382	2.8%	Other states under 2%	2,031	15.0%
Total	$13,582	100.0%	Total	$13,582	100.0%

The following tables show the principal amount (in millions) of our commercial and residential mortgage loans by origination year and by year in which the principal is contractually obligated to be repaid:

	As of March 31, 2019
	Commercial	Residential	Total	%
Origination Year
2014 and prior	$4,207	$-	$4,207	30.1%
2015	1,824	-	1,824	13.0%
2016	2,035	-	2,035	14.5%
2017	2,052	-	2,052	14.7%
2018	2,680	286	2,966	21.2%
2019	800	117	917	6.5%
Total	$13,598	$403	$14,001	100.0%

	As of March 31, 2019
	Commercial	Residential	Total	%
Principal Repayment Year
2019	$379	$3	$382	2.7%
2020	499	4	503	3.6%
2021	924	5	929	6.6%
2022	859	5	864	6.2%
2023	850	5	855	6.1%
2024 and thereafter	10,087	381	10,468	74.8%
Total	$13,598	$403	$14,001	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Annuities	$1	$6
Retirement Plan Services	-	3
Life Insurance	1	28
Group Protection	-	2
Other Operations	1	2
Total (1)	$3	$41

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2019, and December 31, 2018, alternative investments included investments in 246 and 237 different partnerships, respectively, and the portfolio represented approximately 2% and 1% of our overall invested assets, respectively.  As of March 31, 2019, there were three partnerships totaling $85 million that support our Modco reinsurance agreements and the investment results are passed directly to the reinsurers.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of March 31, 2019, and December 31, 2018, was $7  million.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Investment Income
Fixed maturity AFS securities	$1,072	$1,042
Trading securities	34	23
Equity securities	1	1
Mortgage loans on real estate	142	114
Policy loans	32	32
Invested cash	7	6
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	15	18
Alternative investments (2)	3	41
Consent fees	1	1
Other investments	7	3
Investment income	1,314	1,281
Investment expense	(63)	(48)
Net investment income	$1,251	$1,233

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended
	March 31,
	2019	2018
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.33%	4.50%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.05%	0.07%
Alternative investments	0.01%	0.16%
Net investment income yield on invested assets	4.39%	4.73%

	For the Three
	Months Ended
	March 31,
	2019	2018
Average invested assets at amortized cost	$114,075	$104,378

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Fixed maturity AFS securities:
Gross gains	$12	$14
Gross losses	(27)	(30)
Gross OTTI	(8)	(2)
Gain (loss) on other investments (1)	5	2
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(2)	(5)
Total realized gain (loss) related to
certain investments	$(20)	$(21)

(1)	Includes market adjustments on equity securities still held of $6 million and less than $1 million for the three months ended March 31, 2019 and 2018, respectively.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2019 and 2018, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as fixed maturity AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the fixed maturity AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Write-downs for OTTI and Allowance for Losses” in our 2018 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(6)	$(2)
ABS	(1)	-
RMBS	(1)	-
Gross OTTI recognized in net income (loss)	(8)	(2)
Associated amortization of DAC,
VOBA, DSI and DFEL	-	-
Net OTTI recognized in net income (loss)	$(8)	$(2)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$16	$-
Change in DAC, VOBA, DSI and DFEL	(1)	-
Net portion of OTTI recognized in OCI	$15	$-

The $8 million of impairments recognized in net income taken during the first three months of 2019 were all credit-related impairments.  The increase in write-downs for OTTI when comparing the first three months of 2019 to the corresponding period in 2018 was primarily attributable to the destabilization of certain corporate holdings as well as certain ABS and RMBS holdings.

We recognized $16 million of OTTI in OCI, offset by $1 million for the change in DAC, VOBA, DSI and DFEL, for the three months ended March 31, 2019.  We recognized less than $1 million of OTTI in OCI for the three months ended March 31, 2018.  The increase in OTTI recognized in OCI was primarily attributable to the fair values and recovery values being less aligned on impaired securities resulting in an increase of the non-credit portion of the impairment.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities (used) provided cash of $(1.3) billion and $140 million for the three months ended March 31, 2019 and 2018, respectively.  The use of cash flows from operating activities for the three months ended March 31, 2019, was primarily driven by purchases of trading securities in repositioning a portion of a Modco investment portfolio from AFS securities to trading securities.  As a result, the cash outflows from operating activities were largely offset by sales of AFS securities within investing activities.  See Note 8 for more information.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Dividends from Subsidiaries
The Lincoln National Life Insurance Company (“LNL”)	$200	$-
Lincoln National Reinsurance Company (Barbados) Limited	50	-
Total dividends from subsidiaries	$250	$-

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$14	$31

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$12	$1

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below).  Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company.  Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.  For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Restrictions on Subsidiaries’ Dividends and Other Payments” in our 2018 Form 10-K.

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.  Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively.  As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2018 Form 10-K, our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives.  Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner.  We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves.  Included in the LOCs issued as of March 31, 2019, was approximately $2.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in 2019 and $1.9 billion relates to arrangements that will expire by 2031).  For information on the LOCs, see the credit facilities table in Note 13 in our 2018 Form 10-K.  Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.1 billion to finance a portion of the excess reserves as of March 31, 2019; of this amount, $2.1 billion involve exposure to VIEs.  For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2018 Form 10-K.  We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees.  LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.  While we believe we have sufficient capital to support the statutory reserves on this business, an inability to obtain efficient capital market solutions could affect our returns on these types of products.

Our captive reinsurance and reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company.  The NAIC’s adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017.  Principles-based reserving places a greater weight on our past experience and anticipated future experience as well as considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles.  We adopted the framework for our newly issued term business in 2017 and will phase in the framework by January 1, 2020, for all other newly issued life insurance products.  We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business.  For more information on principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation” in our 2018 Form 10-K.

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.  The NAIC is currently in the process of implementing changes to the statutory reserving, capital and accounting framework for variable annuities that

will go into effect as of January 1, 2020.    The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold.  For more information, see “Part I – Item 1A. Risk Factors – Federal Regulation – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements” in our 2018 Form 10-K.

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

Details underlying debt and financing activities (in millions) for the three months ended March 31, 2019, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$-	$-	$-	$-	$300	$300

Long-Term Debt
Senior notes	$4,432	$-	$-	$34	$(301)	$4,165
Bank borrowing	200	-	-	-	-	200
Capital securities (2)	1,207	-	-	-	-	1,207
Total long-term debt	$5,839	$-	$-	$34	$(301)	$5,572

(1)

Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)	To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

As of March 31, 2019, the holding company had available liquidity of $481 million.  Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 13 in our 2018 Form 10-K.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of March 31, 2019.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2018 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2018 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2018 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  As of March 31, 2019, the holding company had a net outstanding receivable (payable) of $111 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account.  Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash.  Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions.  For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities.  LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of March 31, 2019.  Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL.  As of March 31, 2019,  our insurance subsidiaries had investments with a carrying value of $4.7 billion out on loan or subject to repurchase agreements.  The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase).  Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase).  For the three months ended March 31, 2019, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments.  In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels.  If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting.  For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Dividends to common stockholders	$76	$72
Repurchase of common stock	240	-
Total cash returned to stockholders	$316	$72

Number of shares repurchased	3.9	-

On October 31, 2018, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.33 to $0.37 per share.  Additionally, we expect to repurchase additional shares of common stock during 2019 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Debt service (interest paid)	$61	$72
Capital contribution to subsidiaries	-	2
Total	$61	$74

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

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification.  We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk.  As of March 31, 2019, there have been no material changes in our economic exposure to these market risks since December 31, 2018.  For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

Item 4.    Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period required by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.  We acquired Liberty Life Assurance Company of Boston (“Liberty Life”) on May 1, 2018, and have not yet included Liberty Life in our assessment of the effectiveness of our internal control over financial reporting.  Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year from the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures for the quarter ended March 31, 2019 did not include an assessment of those disclosure controls and procedures that are included within internal control over financial reporting as it relates to Liberty Life.  See Note 3 for additional information.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Cost of Insurance Litigation

Reference is made to Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  In response to the January 11, 2019, dismissal by the court of Plaintiff’s complaint in its entirety, Plaintiff filed a motion for leave to amend the complaint, which we have opposed.

See Note 11 in “Part I – Item 1” above for further discussion regarding this and other contingencies.

Item 1A.  Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language” above, you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2018.  Such risks and uncertainties are not the only ones facing our Company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of these risks actually occur, our business, financial condition and results of operations could be materially affected.  In that case, the value of our securities could decline substantially.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the Company during the quarter ended March 31, 2019 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
1/1/19 – 1/31/19	1,552,494	$59.05	1,552,494	$637

2/1/19 – 2/28/19	816,328	61.27	816,328	587

3/1/19 – 3/31/19	1,519,909	58.08	1,519,909	587

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes.  For the quarter ended March 31, 2019, there were 3,888,731 shares purchased as part of publicly announced plans or programs.  This amount included 1,378,912 shares delivered on March 26, 2019, upon settlement of our accelerated share repurchase agreement entered into on December 10, 2018.

(2)

On November 8, 2018, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.25 billion.  As of March 31, 2019, our remaining security repurchase authorization was $587 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6.  Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 89, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2019

10.1	The Severance Plan for Officers of LNC (amended and restated effective as of February 27, 2019) is filed herewith.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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
Dated: May 2, 2019