Form 10-Q
period 2019-06-30
LINCOLN NATIONAL CORP
filed 2019-08-01
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of July 29, 2019, there were 200,192,690 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value (amortized cost: 2019 – $91,190; 2018 – $92,429)	$99,733	$94,024
Trading securities	4,522	1,950
Equity securities	196	99
Mortgage loans on real estate	15,090	13,260
Policy loans	2,484	2,509
Derivative investments	1,510	1,107
Other investments	2,845	2,267
Total investments	126,380	115,216
Cash and invested cash	3,314	2,345
Deferred acquisition costs and value of business acquired	8,588	10,264
Premiums and fees receivable	553	570
Accrued investment income	1,146	1,119
Reinsurance recoverables	17,481	17,748
Funds withheld reinsurance assets	548	557
Goodwill	1,778	1,782
Other assets	16,196	15,713
Separate account assets	146,275	132,833
Total assets	$322,259	$298,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$34,890	$34,648
Other contract holder funds	94,947	91,233
Short-term debt	300	-
Long-term debt	5,621	5,839
Reinsurance related embedded derivatives	310	3
Funds withheld reinsurance liabilities	1,796	1,740
Payables for collateral on investments	5,632	4,805
Other liabilities	14,033	12,696
Separate account liabilities	146,275	132,833
Total liabilities	303,804	283,797

Contingencies and Commitments (See Note 11)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 200,775,731 and 205,862,760 shares
issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	5,241	5,392
Retained earnings	8,878	8,551
Accumulated other comprehensive income (loss)	4,336	407
Total stockholders’ equity	18,455	14,350
Total liabilities and stockholders’ equity	$322,259	$298,147

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Insurance premiums	$1,398	$1,165	$2,845	$1,943
Fee income	1,517	1,470	2,991	2,926
Net investment income	1,355	1,232	2,606	2,465
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(4)	(1)	(27)	(3)
Portion of loss recognized in other comprehensive income	-	-	15	-
Net other-than-temporary impairment losses on securities
recognized in earnings	(4)	(1)	(12)	(3)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(113)	(6)	(468)	8
Total realized gain (loss)	(117)	(7)	(480)	5
Amortization of deferred gain on business sold through reinsurance	8	-	15	-
Other revenues	149	160	298	290
Total revenues	4,310	4,020	8,275	7,629
Expenses
Interest credited	680	647	1,358	1,300
Benefits	1,852	1,661	3,610	3,019
Commissions and other expenses	1,272	1,177	2,446	2,234
Interest and debt expense	70	68	141	159
Strategic digitization expense	15	16	31	31
Total expenses	3,889	3,569	7,586	6,743
Income (loss) before taxes	421	451	689	886
Federal income tax expense (benefit)	58	66	73	134
Net income (loss)	363	385	616	752
Other comprehensive income (loss), net of tax	1,883	(1,032)	3,929	(2,671)
Comprehensive income (loss)	$2,246	$(647)	$4,545	$(1,919)

Net Income (Loss) Per Common Share
Basic	$1.80	$1.76	$3.03	$3.45
Diluted	1.79	1.70	3.01	3.34

Cash Dividends Declared Per Common Share	$0.37	$0.33	$0.74	$0.66

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Common Stock
Balance as of beginning-of-period	$5,285	$5,700	$5,392	$5,693
Stock compensation/issued for benefit plans	16	12	11	19
Retirement of common stock/cancellation of shares	(60)	(38)	(162)	(38)
Balance as of end-of-period	5,241	5,674	5,241	5,674

Retained Earnings
Balance as of beginning-of-period	8,679	8,052	8,551	8,399
Cumulative effect from adoption of new accounting standards	-	-	-	(642)
Net income (loss)	363	385	616	752
Retirement of common stock	(90)	(62)	(138)	(62)
Common stock dividends declared	(74)	(73)	(151)	(145)
Balance as of end-of-period	8,878	8,302	8,878	8,302

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	2,453	2,233	407	3,230
Cumulative effect from adoption of new accounting standards	-	-	-	642
Other comprehensive income (loss), net of tax	1,883	(1,032)	3,929	(2,671)
Balance as of end-of-period	4,336	1,201	4,336	1,201
Total stockholders’ equity as of end-of-period	$18,455	$15,177	$18,455	$15,177

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$616	$752
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(109)	(3)
Trading securities purchases, sales and maturities, net	(2,115)	133
Change in premiums and fees receivable	17	(91)
Change in accrued investment income	(27)	(17)
Change in future contract benefits and other contract holder funds	(864)	(848)
Change in reinsurance related assets and liabilities	(457)	664
Change in accrued expenses	(93)	(90)
Change in federal income tax accruals	(47)	44
Realized (gain) loss	480	(5)
Amortization of deferred gain on business sold through reinsurance	(15)	-
Other	52	93
Net cash provided by (used in) operating activities	(2,562)	632

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(7,243)	(4,836)
Sales of available-for-sale securities and equity securities	5,114	870
Maturities of available-for-sale securities	3,322	3,351
Purchase of common stock in acquisition, net of cash acquired	-	(1,404)
Sale of business, net	-	(12)
Purchases of alternative investments	(184)	(146)
Sales and repayments of alternative investments	66	69
Issuance of mortgage loans on real estate	(2,286)	(1,310)
Repayment and maturities of mortgage loans on real estate	407	513
Issuance and repayment of policy loans, net	25	23
Net change in collateral on investments, derivatives and related settlements	844	588
Other	(124)	(79)
Net cash provided by (used in) investing activities	(59)	(2,373)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(537)
Issuance of long-term debt, net of issuance costs	-	1,094
Payment related to early extinguishment of debt	-	(23)
Proceeds from sale-leaseback transactions	-	51
Proceeds from certain financing arrangements	50	-
Deposits of fixed account values, including the fixed portion of variable	7,886	5,916
Withdrawals of fixed account values, including the fixed portion of variable	(2,975)	(3,007)
Transfers to and from separate accounts, net	(894)	(1,353)
Common stock issued for benefit plans	(24)	(8)
Repurchase of common stock	(300)	(100)
Dividends paid to common stockholders	(153)	(145)
Net cash provided by (used in) financing activities	3,590	1,888

Net increase (decrease) in cash, invested cash and restricted cash	969	147
Cash, invested cash and restricted cash as of beginning-of-year	2,345	1,628
Cash, invested cash and restricted cash as of end-of-period	$3,314	$1,775

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and the impact of the adoption on our financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

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

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments

These amendments clarify the measurement, recognition and presentation of the allowance for credit losses on accrued interest receivable balances; the inclusion of recoveries when estimating the allowance for credit losses; the inclusion of all ASC Topic 944 – Financial Services – Insurance reinsurance recoverables within the scope of ASC 326-20; and provide additional targeted clarifications on the calculation of the allowance for credit losses.

These amendments also make targeted clarifications to ASC Topics 815 and 825. Early adoption is permitted.

		January 1, 2020	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.
ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief

The amendments provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments – Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASC Topic 326.

		January 1, 2020	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and deferred acquisition costs (“DAC”). Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2021, and early adoption is permitted.

On July 17, 2019, the FASB, in a public meeting, voted to defer the implementation date for ASU 2018-12 for large public SEC filers to January 1, 2022. If adopted, we will update our projected date of adoption accordingly.

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

Since the May 1, 2018 acquisition date, we have adjusted assets acquired by $(5) million and liabilities acquired by $23 million for an increase in goodwill of $28 million. Under the terms of the MTA, a final balance sheet will be agreed upon at a later date. The following table presents the adjusted fair values (in millions) of the net assets acquired related to the Liberty Group Business:

Adjusted
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

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2019			As of December 31, 2018
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Total return swap	1	$596	$-	1	$600	$-
Total assets	1	$596	$-	1	$600	$-

As of June 30, 2019, and December 31, 2018, there were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.9 billion and $1.7 billion as of June 30, 2019, and December 31, 2018, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $16 million and $20 million as of June 30, 2019, and December 31, 2018, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the six months ended June 30, 2019 and 2018, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of June 30, 2019.

5. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of June 30, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$77,806	$7,327	$340	$3	$84,790
ABS	1,042	59	4	(20)	1,117
U.S. government bonds	381	49	-	-	430
Foreign government bonds	380	60	-	-	440
RMBS	3,089	193	11	(21)	3,292
CMBS	920	41	-	(4)	965
CLOs	2,418	9	7	(5)	2,425
State and municipal bonds	4,594	1,079	4	-	5,669
Hybrid and redeemable preferred securities	560	70	25	-	605
Total fixed maturity AFS securities	$91,190	$8,887	$391	$(47)	$99,733

	As of December 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,623	$2,980	$2,263	$(8)	$80,348
ABS	916	42	6	(14)	966
U.S. government bonds	390	29	2	-	417
Foreign government bonds	406	42	-	-	448
RMBS	3,308	118	67	(14)	3,373
CMBS	811	6	16	(3)	804
CLOs	1,746	3	24	(5)	1,730
State and municipal bonds	4,647	716	18	-	5,345
Hybrid and redeemable preferred securities	582	45	34	-	593
Total fixed maturity AFS securities	$92,429	$3,981	$2,430	$(44)	$94,024

(1)Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2019, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,340	$3,324
Due after one year through five years	15,342	15,844
Due after five years through ten years	17,216	18,385
Due after ten years	47,823	54,381
Subtotal	83,721	91,934
Structured securities (ABS, MBS, CLOs)	7,469	7,799
Total fixed maturity AFS securities	$91,190	$99,733

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of fixed maturity AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2019
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$1,188	$42	$6,168	$309	$7,356	$351
ABS	36	-	86	10	122	10
RMBS	11	-	480	11	491	11
CLOs	481	2	204	5	685	7
State and municipal bonds	115	1	82	3	197	4
Hybrid and redeemable
preferred securities	72	1	109	24	181	25
Total fixed maturity AFS securities	$1,903	$46	$7,129	$362	$9,032	$408

Total number of fixed maturity AFS securities in an unrealized loss position						890

	As of December 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$32,493	$1,530	$7,228	$735	$39,721	$2,265
ABS	117	2	143	14	260	16
U.S. government bonds	70	1	23	1	93	2
RMBS	472	10	863	60	1,335	70
CMBS	470	11	82	5	552	16
CLOs	1,124	21	103	3	1,227	24
State and municipal bonds	404	8	96	10	500	18
Hybrid and redeemable
preferred securities	96	6	133	28	229	34
Total fixed maturity AFS securities	$35,246	$1,589	$8,671	$856	$43,917	$2,445

Total number of fixed maturity AFS securities in an unrealized loss position						3,414

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2019
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$44	$15	$1		15
Six months or greater, but less than nine months	47	16	-		5
Nine months or greater, but less than twelve months	2	1	-		2
Twelve months or greater	214	93	14	33.0	35
Total	$307	$125	$15		57

	As of December 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$395	$124	$1	45
Six months or greater, but less than nine months	96	49	-	11
Nine months or greater, but less than twelve months	11	8	-	2
Twelve months or greater	143	74	8	32
Total	$645	$255	$9	90

(1)We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI. Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities decreased by $2.0 billion for the six months ended June 30, 2019. As discussed further below, we believe the unrealized loss position as of June 30, 2019, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of June 30, 2019, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2019, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

As of June 30, 2019, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of June 30, 2019, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance as of beginning-of-period	$359	$378	$355	$378
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	5	1	11	2
Credit losses on securities for which an
OTTI was previously recognized	-	-	2	1
Decreases attributable to:
Securities sold, paid down or matured	(111)	(4)	(115)	(6)
Balance as of end-of-period	$253	$375	$253	$375

During the three and six months ended June 30, 2019 and 2018, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security. The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

•Failure of the issuer of the security to make scheduled payments;

•Deterioration of creditworthiness of the issuer;

•Deterioration of conditions specifically related to the security;

•Deterioration of fundamentals of the industry in which the issuer operates; and

•Deterioration of the rating of the security by a rating agency.

We recognize the OTTI attributed to the noncredit portion as a separate component in OCI referred to as unrealized OTTI on fixed maturity AFS securities.

Determination of Credit Losses on Corporate Bonds

As of June 30, 2019, and December 31, 2018, we reviewed our corporate bond portfolio for potential shortfalls in contractual principal and interest based on numerous subjective and objective inputs. The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near-term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2019, and December 31, 2018, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2019, and December 31, 2018, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.2 billion and a fair value of $3.2 billion and $3.0 billion, respectively. Based upon the analysis discussed above, we believe as of June 30, 2019, and December 31, 2018, that we would recover the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

As of June 30, 2019, and December 31, 2018, default rates were projected by considering underlying MBS and ABS loan performance and collateral type. Projected default rates on existing delinquencies vary depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history. Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2019			As of December 31, 2018
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$14,436	$645	$15,081	$13,029	$239	$13,268
60 to 90 days past due	-	5	5	-	1	1
Greater than 90 days past due	-	2	2	-	-	-
Valuation allowance	-	(2)	(2)	-	-	-
Unamortized premium (discount)	(17)	21	4	(17)	8	(9)
Total carrying value	$14,419	$671	$15,090	$13,012	$248	$13,260

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

For our commercial mortgage loans, no specifically identified loans were impaired as of June 30, 2019, or December 31, 2018.

For our residential mortgage loans, no specifically identified loans were impaired as of June 30, 2019, or December 31, 2018. The general allowance established on residential mortgage loans as of June 30, 2019 was $2 million. As of December 31, 2018, the general allowance established on residential mortgage loans was less than $1 million.

The changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance as of beginning-of-period	$-	$3	$-	$3
Additions	-	-	-	-
Charge-offs, net of recoveries	-	(1)	-	(1)
Balance as of end-of-period	$-	$2	$-	$2

Additional information related to impaired commercial mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average carrying value for impaired commercial
mortgage loans on real estate	$-	$7	$-	$7
Interest income recognized on impaired commercial
mortgage loans on real estate	-	-	-	-
Interest income collected on impaired commercial
mortgage loans on real estate	-	-	-	-

We use the loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of June 30, 2019			As of December 31, 2018
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$12,989	90.1%	2.32	$11,716	90.1%	2.30
65% to 74%	1,429	9.9%	1.81	1,238	9.5%	1.76
75% to 100%	1	0.0%	1.09	58	0.4%	0.95
Total	$14,419	100.0%		$13,012	100.0%

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying	% of	Carrying	% of
Performance Indicator	Value	Total	Value	Total
Performing	$664	99.0%	$247	99.6%
Nonperforming	7	1.0%	1	0.4%
Total	$671	100.0%	$248	100.0%

Our commercial mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 23% of commercial mortgage loans on real estate as of June 30, 2019, and December 31, 2018, and Texas, which accounted for 12% of commercial mortgage loans on real estate as of June 30, 2019, and December 31, 2018.

Our residential mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 32% and 34% of residential mortgage loans on real estate as of June 30, 2019, and December 31, 2018, respectively, and Florida, which accounted for 20% and 19% of residential mortgage loans on real estate as of June 30, 2019, and December 31, 2018, respectively.

Alternative Investments

As of June 30, 2019, and December 31, 2018, alternative investments included investments in 248 and 237 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fixed maturity AFS securities:
Gross gains	$20	$1	$32	$16
Gross losses	(17)	(11)	(44)	(42)
Gross OTTI	(5)	(1)	(13)	(3)
Gain (loss) on other investments (1)	(4)	4	1	6
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(6)	(7)	(11)
Total realized gain (loss) related to certain investments	(11)	(13)	(31)	(34)
Realized gain (loss) on the mark-to-market on certain
instruments (2)	(37)	23	(158)	24
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(41)	(5)	(76)	(6)
Associated amortization of DAC, VOBA, DSI and DFEL	8	-	9	-
Variable annuity net derivatives results: (4)
Gross gain (loss)	(43)	(11)	(259)	22
Associated amortization of DAC, VOBA, DSI and DFEL	7	(1)	35	(1)
Total realized gain (loss)	$(117)	$(7)	$(480)	$5

(1)Includes market adjustments on equity securities still held of $2 million and $8 million for the three and six months ended June 30, 2019, respectively, and $2 million for the three and six months ended June 30, 2018.

(2)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives and trading securities. See Note 8 for information regarding modified coinsurance.

(3)Represents the net difference between the change in the fair value of the S&P 500 Index® (“S&P 500”) call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(4)Includes the net difference in the change in embedded derivative reserves of our guaranteed living benefit (“GLB”) riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GLB and GDB riders, including the cost of purchasing the hedging instruments.

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(5)	$(1)	$(11)	$(3)
ABS	-	-	(1)	-
RMBS	-	-	(1)	-
Gross OTTI recognized in net income (loss)	(5)	(1)	(13)	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	1	-
Net OTTI recognized in net income (loss)	$(4)	$(1)	$(12)	$(3)

OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$-	$16	$-
Change in DAC, VOBA, DSI and DFEL	-	-	(1)	-
Net OTTI recognized in OCI	$-	$-	$15	$-

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,140	$1,140	$637	$637
Securities pledged under securities lending agreements (2)	156	152	88	85
Securities pledged under repurchase agreements (3)	156	189	150	185
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	4,180	6,314	3,930	5,923
Total payables for collateral on investments	$5,632	$7,795	$4,805	$6,830

(1)We obtain collateral based upon contractual provisions with our counterparties. These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash. See Note 6 for additional information.

(2)Our pledged securities under securities lending agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets. We generally obtain collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. We value collateral daily and obtain additional collateral when deemed appropriate. The cash received in our securities lending program is typically invested in cash and invested cash or fixed maturity AFS securities.

(3)Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities.

(4)Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2019	2018
Collateral payable for derivative investments	$503	$(297)
Securities pledged under securities lending agreements	68	(80)
Securities pledged under repurchase agreements	6	379
Investments pledged for FHLBI	250	280
Total increase (decrease) in payables for collateral on investments	$827	$282

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements. The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$156	$-	$-	$-	$156
Repurchase Agreements
Corporate bonds	-	-	-	156	156
Total gross secured borrowings	$156	$-	$-	$156	$312

	As of December 31, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$88	$-	$-	$-	$88
Repurchase Agreements
Corporate bonds	-	-	-	150	150
Total gross secured borrowings	$88	$-	$-	$150	$238

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge. As of June 30, 2019, the fair value of all collateral received that we are permitted to sell or re-pledge was $558 million. As of June 30, 2019, we have re-pledged $450 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of June 30, 2019, our investment commitments were $2.2 billion, which included $969 million of LPs, $739 million of mortgage loans on real estate and $521 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2019, and December 31, 2018, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion and $1.4 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.3 billion or 1% of our invested assets portfolio. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2019, and December 31, 2018, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $15.7 billion and $14.2 billion, respectively, or 12% of our invested assets portfolio, and our investments in securities in the consumer non-cyclical industry with a fair value of $15.5 billion and $ 14.5 billion, respectively, or 12% and 13%, respectively, of our invested assets portfolio. These concentrations include fixed maturity AFS, trading and equity securities.

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

See Note 13 for additional disclosures related to the fair value of our derivative instruments.

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

Foreign Currency Swaps

We use foreign currency swaps to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange one currency for another at specified dates in the future at a specified exchange rate.

We also use foreign currency swaps designated and qualifying as cash flow hedges to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.

Foreign Currency Forwards

We use foreign currency forwards to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency forward is a contractual agreement to exchange one currency for another at specified dates in the future at a specified current exchange rate.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2019			As of December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,437	$127	$184	$2,741	$70	$9
Foreign currency contracts (1)	2,519	226	38	2,326	167	39
Total cash flow hedges	4,956	353	222	5,067	237	48
Fair value hedges:
Interest rate contracts (1)	1,261	115	196	1,268	55	137
Non-Qualifying Hedges
Interest rate contracts (1)	98,765	883	125	100,628	464	138
Foreign currency contracts (1)	284	-	1	47	-	-
Equity market contracts (1)	36,021	774	429	30,487	676	162
Embedded derivatives:
GLB direct (2) (3)	-	-	1	-	123	-
GLB ceded (2)	-	111	-	-	72	-
Reinsurance related (4)	-	-	310	-	-	3
Indexed annuity and IUL contracts (2) (5)	-	903	1,973	-	902	1,305
Total derivative instruments	$141,287	$3,139	$3,257	$137,497	$2,529	$1,793

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2019
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$11,663	$10,031	$53,055	$26,001	$1,713	$102,463
Foreign currency contracts (2)	304	255	831	1,345	68	2,803
Equity market contracts	24,730	5,260	2,879	13	3,139	36,021
Total derivative instruments
with notional amounts	$36,697	$15,546	$56,765	$27,359	$4,920	$141,287

(1)As of June 30, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of June 30, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was February 20, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	As of June 30, 2019

		Cumulative
		Fair Value Hedging
		Adjustment Included
	Amortized Cost	in the Amortized
	of the Hedged	Cost of the Hedged
	Assets (Liabilities)	Assets (Liabilities)
Line Items in which the Hedged Items are Recorded
Fixed maturity AFS securities, at fair value	$772	$196
Long-term debt (1)	(1,024)	(149)

(1)The balance includes $(120) million of unamortized adjustments from discontinued hedges as of June 30, 2019.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2019	2018
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$(29)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	-	(6)
Cash flow hedges:
Interest rate contracts	(119)	106
Foreign currency contracts	87	(19)
Change in foreign currency exchange rate adjustment	(5)	50
Change in DAC, VOBA, DSI and DFEL	(5)	4
Income tax benefit (expense)	8	(29)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	2
Interest rate contracts (2)	(1)	(2)
Foreign currency contracts (1)	15	11
Foreign currency contracts (3)	4	-
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)
Income tax benefit (expense)	(4)	(2)
Balance as of end-of-period	$91	$69

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended June 30, 2019
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(117)	$1,355	$70

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	34	(49)
Derivatives designated as hedging instruments	-	(34)	49
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	1	-
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	3	8	-

Non-Qualifying Hedges
Interest rate contracts	569	-	-
Equity market contracts	45	-	-
Embedded derivatives:
GLB	(371)	-	-
Reinsurance related	(133)	-	-
Indexed annuity and IUL contracts	(110)	-	-

	Gain (Loss) Recognized in Income
	For the Six Months Ended June 30, 2019
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(480)	$2,606	$141

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	58	(83)
Derivatives designated as hedging instruments	-	(58)	83

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	(1)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	4	15	-

Non-Qualifying Hedges
Interest rate contracts	926	-	-
Equity market contracts	(413)	-	-
Embedded derivatives:
GLB	(85)	-	-
Reinsurance Related	(307)	-	-
Indexed annuity and IUL contracts	(349)	-	-

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2018
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$2
Interest rate contracts (2)	2	(2)
Foreign currency contracts (1)	5	11
Total cash flow hedges	8	11
Fair value hedges:
Interest rate contracts (1)	(4)	(9)
Interest rate contracts (2)	-	6
Interest rate contracts (3)	14	47
Total fair value hedges	10	44
Non-Qualifying Hedges
Interest rate contracts (3)	(96)	(410)
Foreign currency contracts (3)	-	2
Equity market contracts (3)	(89)	(80)
Equity market contracts (4)	3	1
Embedded derivatives:
GLB (3)	113	270
Reinsurance related (3)	9	32
Indexed annuity and IUL contracts (3)	(62)	(10)
Total derivative instruments	$(104)	$(140)

(1)Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(4)Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2018
Offset to net investment income	$6	$13
Offset to interest and debt expense	2	(2)

As of June 30, 2019, $35 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2019 and 2018, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of June 30, 2019, and December 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted-average life of the counterparty exposure less collateral held. As of June 30, 2019, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. As of June 30, 2019, and December 31, 2018, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2019		As of December 31, 2018
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$306	$(186)	$33	$(3)
A+	466	(212)	296	(96)
A	12	(30)	106	(56)
A-	18	-	4	-
BBB+	337	(33)	197	-
	$1,139	$(461)	$636	$(155)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of June 30, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,938	$1,014	$2,952
Gross amounts offset	(428)	-	(428)
Net amount of assets	1,510	1,014	2,524
Gross amounts not offset:
Cash collateral	(1,139)	-	(1,139)
Non-cash collateral	(133)	-	(133)
Net amount	$238	$1,014	$1,252

Financial Liabilities
Gross amount of recognized liabilities	$1,066	$2,284	$3,350
Gross amounts offset	(186)	-	(186)
Net amount of liabilities	880	2,284	3,164
Gross amounts not offset:
Cash collateral	(461)	-	(461)
Non-cash collateral	(209)	-	(209)
Net amount	$210	$2,284	$2,494

	As of December 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,330	$1,097	$2,427
Gross amounts offset	(223)	-	(223)
Net amount of assets	1,107	1,097	2,204
Gross amounts not offset:
Cash collateral	(636)	-	(636)
Non-cash collateral	(58)	-	(58)
Net amount	$413	$1,097	$1,510

Financial Liabilities
Gross amount of recognized liabilities	$784	$1,308	$2,092
Gross amounts offset	(103)	-	(103)
Net amount of liabilities	681	1,308	1,989
Gross amounts not offset:
Cash collateral	(155)	-	(155)
Non-cash collateral	(190)	-	(190)
Net amount	$336	$1,308	$1,644

7. Federal Income Taxes

The effective tax rate is the ratio of tax expense over pre-tax income (loss). The effective tax rate was 14% and 11% for the three and six months ended June 30, 2019, respectively, compared to 15% for each of the corresponding periods in 2018. The effective tax rate on pre-tax income was lower than the prevailing corporate federal income tax rate of 21%. Differences between the effective rates and the corporate federal income tax rate were primarily the result of the separate account dividends-received deduction, certain tax preferred investment income, foreign tax credits and other tax preference items. The six months ended June 30, 2019, effective tax rate is lower than the corresponding period in 2018 as a result of an increased level of realized losses and the associated tax benefit resulting from the application of the corporate federal income tax rate of 21%.

8. Reinsurance

Modified Coinsurance Reinsurance Transaction

Some portions of our annuity business have been reinsured on a modified coinsurance (“Modco”) basis with other companies. In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. to reinsure fixed and fixed indexed annuity products. We held investments of $7.6 billion as of June 30, 2019, in support of reserves associated with the transaction in a Modco portfolio. As of June 30, 2019, the portfolio included fixed maturity AFS securities, trading securities, equity securities, commercial mortgage loans, derivative investments and cash that had carrying values of $3.3 billion, $3.2 billion, $81 million, $583 million, $119 million and $350 million, respectively, as of June 30, 2019. In addition, the portfolio was supported by $233 million of over-collateralization and a $205 million letter of credit as of June 30, 2019.

In repositioning the Modco investment portfolio, purchases of securities classified as trading during the first half of 2019 primarily resulted in negative cash flows from operating activities that were largely offset by sales of securities classified as AFS within investing activities in our Consolidated Statements of Cash Flows.

See “Realized Gain (Loss)” in Note 5 for information on reinsurance related embedded derivatives.

9. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2019 (1)	2018 (1)
Return of Net Deposits
Total account value	$97,434	$89,783
Net amount at risk (2)	112	1,002
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$94	$88
Net amount at risk (2)	15	18
Average attained age of contract holders	77 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,166	$23,365
Net amount at risk (2)	445	2,007
Average attained age of contract holders	71 years	71 years

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

	For the Six
	Months Ended
	June 30,
	2019	2018
Balance as of beginning-of-year	$161	$100
Changes in reserves	(35)	18
Benefits paid	(11)	(7)
Balance as of end-of-period	$115	$111

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2019	2018
Asset Type
Domestic equity	$60,173	$54,060
International equity	20,072	18,359
Fixed income	40,134	37,942
Total	$120,379	$110,361

Percent of total variable annuity separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% and 35% of total life insurance in-force reserves as of June 30, 2019, and December 31, 2018, respectively. UL and VUL products with secondary guarantees represented 29% of total life insurance sales for the three and six months ended June 30, 2019, compared to 30% and 33%, respectively, for the corresponding periods in 2018.

10. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Six
	Months Ended
	June 30,
	2019	2018
Balance as of beginning-of-year	$5,335	$2,222
Reinsurance recoverable	143	57
Net balance as of beginning-of-year	5,192	2,165
Business acquired (1)	-	2,836
Incurred related to:
Current year	1,577	986
Prior years:
Interest	80	50
All other incurred (2)	(144)	(87)
Total incurred	1,513	949
Paid related to:
Current year	(593)	(393)
Prior years	(810)	(517)
Total paid	(1,403)	(910)
Net balance as of end-of-period	5,302	5,040
Reinsurance recoverable	147	136
Balance as of end-of-period	$5,449	$5,176

(1)Represents Liberty group life and disability reserves, net, as of May 1, 2018. See Note 3 for additional information.

(2)All other incurred is primarily impacted by the level of claim resolutions in the period compared to that which is expected by the reserve assumption. A negative number implies a favorable result where claim resolutions were more favorable than assumed. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the long-term life of the block of claims. It will vary from actual experience in any one period, both favorably and unfavorably.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2019, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

LSH Co. and Wells Fargo Bank, National Association, as securities intermediary for LSH Co. v. Lincoln National Corporation and The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-05529, is a civil action filed on December 21, 2018. Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Plaintiffs allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates in 2016 and 2017. We are vigorously defending this matter.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. Plaintiff seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and which contain non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policies. Plaintiff also seeks to represent a sub-class of such policyholders who own or owned “life insurance policies issued in the State of New York.” Plaintiff seeks damages on behalf of the policyholder class and sub-class. We are vigorously defending this matter.

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

We recognized operating lease ROU assets of $189 million and associated lease liabilities of $198 million as of June 30, 2019. We classified the operating lease ROU assets within other assets and the lease liabilities within other liabilities on our Consolidated Balance Sheets. The weighted-average discount rate and remaining lease term on our operating leases was 3.3% and 6 years, respectively, as of June 30, 2019. Operating lease expense for the three and six months ended June 30, 2019, was $13 million and $27 million, respectively, and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of June 30, 2019, the net book value of assets recorded as finance leases under sale-leaseback transactions was $159 million, and the associated accumulated amortization was $318 million. These transactions have been classified as other assets on our Consolidated Balance Sheets. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate and remaining lease term on our sale-leaseback transactions was 2.7% and 3 years, respectively, as of June 30, 2019.

Finance lease expense (in millions) was as follows:

	For the Three	For the Six
	Months	Months
	Ended	Ended
	June 30, 2019	June 30, 2019
Amortization of ROU assets (1)	$19	$37
Interest on lease liabilities (2)	4	7
Total	$23	$44

(1)Amortization of ROU assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

(2)Interest on lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

For the Six
Months
Ended
June 30, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30
Financing cash flows from finance leases	7

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$13

Our future minimum lease payments (in millions) under non-cancellable leases as of June 30, 2019, were as follows:

	Operating	Finance
	Leases	Leases
Remainder of 2019	$21	$90
2020	39	58
2021	38	67
2022	33	67
2023	30	91
Thereafter	67	28
Total future minimum lease payments	228	401
Less: Amount representing interest	30	37
Present value of minimum lease payments	$198	$364

As of June 30, 2019, we had additional office space leases that had not yet commenced totaling $40 million. These leases will commence in the third and fourth quarters of 2019 and have lease terms of 7 to 11 years.

12. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common Stock
Balance as of beginning-of-period	202,987,229	218,695,476	205,862,760	218,090,114
Stock issued for exercise of warrants	18,493	2,826	222,023	22,866
Stock compensation/issued for benefit plans	83,405	51,644	893,075	636,966
Retirement/cancellation of shares	(2,313,396)	(1,455,895)	(6,202,127)	(1,455,895)
Balance as of end-of-period	200,775,731	217,294,051	200,775,731	217,294,051

Common Stock as of End-of-Period
Basic basis	200,775,731	217,294,051	200,775,731	217,294,051
Diluted basis	202,245,662	220,722,270	202,245,662	220,722,270

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted-average shares, as used in basic calculation	201,498,137	217,997,297	202,886,733	218,182,118
Shares to cover exercise of outstanding warrants	57,189	639,071	115,513	640,929
Shares to cover non-vested stock	831,385	1,475,976	940,471	1,534,469
Average stock options outstanding during the period	1,647,523	1,752,403	1,583,354	1,860,997
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(8,610)	(91,876)	(18,893)	(86,482)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,119,711)	(1,086,798)	(1,080,671)	(1,094,976)
Shares repurchasable from measured but
unrecognized stock option expense	-	(16,356)	(434)	(20,467)
Average deferred compensation shares	-	934,869	-	928,466
Weighted-average shares, as used in diluted calculation	202,905,913	221,604,586	204,426,073	221,945,054

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. For the three and six months ended June 30, 2018, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”). Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock. The amount of this adjustment was $8 million and $10 million for the three and six months ended June 30, 2018, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2019	2018
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$557	$3,486
Cumulative effect from adoption of new accounting standards	-	674
Unrealized holding gains (losses) arising during the period	6,933	(4,891)
Change in foreign currency exchange rate adjustment	3	(50)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(1,903)	1,395
Income tax benefit (expense)	(1,070)	749
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(12)	(29)
Associated amortization of DAC, VOBA, DSI and DFEL	(5)	(10)
Income tax benefit (expense)	4	8
Balance as of end-of-period	$4,533	$1,394
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$33	$44
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	9
Gross OTTI recognized in OCI during the period	(16)	-
Change in DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	3	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	19	(7)
Change in DAC, VOBA, DSI and DFEL	(3)	(11)
Income tax benefit (expense)	(3)	4
Balance as of end-of-period	$34	$39
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$(29)
Cumulative effect from adoption of new accounting standard	-	(6)
Unrealized holding gains (losses) arising during the period	(32)	87
Change in foreign currency exchange rate adjustment	(5)	50
Change in DAC, VOBA, DSI and DFEL	(5)	4
Income tax benefit (expense)	8	(29)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	20	11
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)
Income tax benefit (expense)	(4)	(2)
Balance as of end-of-period	$91	$69
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(23)	$(14)
Foreign currency translation adjustment arising during the period	-	(4)
Balance as of end-of-period	$(23)	$(18)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(299)	$(257)
Cumulative effect from adoption of new accounting standard	-	(35)
Adjustment arising during the period	-	9
Balance as of end-of-period	$(299)	$(283)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2019	2018

Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(12)	$(29)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(5)	(10)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(17)	(39)	operations before taxes
Income tax benefit (expense)	4	8	Federal income tax expense (benefit)
Reclassification, net of income tax	$(13)	$(31)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$5	$-	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	5	-	operations before taxes
Income tax benefit (expense)	(1)	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$4	$-	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$2	Net investment income
Interest rate contracts	(1)	(2)	Interest and debt expense
Foreign currency contracts	15	11	Net investment income
Foreign currency contracts	4	-	Total realized gain (loss)
Total gross reclassifications	20	11
Associated amortization of DAC,
VOBA, DSI and DFEL	(2)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	18	10	operations before taxes
Income tax benefit (expense)	(4)	(2)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$14	$8	Net income (loss)

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$99,733	$99,733	$94,024	$94,024
Trading securities	4,522	4,522	1,950	1,950
Equity securities	196	196	99	99
Mortgage loans on real estate	15,090	15,426	13,260	13,092
Derivative investments (1)	1,510	1,510	1,107	1,107
Other investments	2,833	2,833	2,255	2,255
Cash and invested cash	3,314	3,314	2,345	2,345
Other assets:
GLB direct embedded derivatives	-	-	123	123
GLB ceded embedded derivatives	111	111	72	72
Indexed annuity ceded embedded derivatives	903	903	902	902
Separate account assets	146,275	146,275	132,833	132,833

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,973)	(1,973)	(1,305)	(1,305)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,973)	(1,973)	(542)	(542)
Account values of certain investment contracts	(36,691)	(44,704)	(34,535)	(36,358)
Short-term debt	(300)	(306)	-	-
Long-term debt	(5,621)	(5,626)	(5,839)	(5,604)
Reinsurance related embedded derivatives	(310)	(310)	(3)	(3)
Other liabilities:
Derivative liabilities (1)	(358)	(358)	(160)	(160)
GLB direct embedded derivatives	(1)	(1)	-	-

(1)We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2019, and December 31, 2018, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2019, or December 31, 2018, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2019
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$81,142	$3,648	$84,790
ABS	-	904	213	1,117
U.S. government bonds	413	17	-	430
Foreign government bonds	-	327	113	440
RMBS	-	3,292	-	3,292
CMBS	-	963	2	965
CLOs	-	2,318	107	2,425
State and municipal bonds	-	5,669	-	5,669
Hybrid and redeemable preferred securities	73	454	78	605
Trading securities	49	3,950	523	4,522
Equity securities	40	88	68	196
Derivative investments (1)	-	1,230	895	2,125
Other investments	153	-	-	153
Cash and invested cash	-	3,314	-	3,314
Other assets:
GLB ceded embedded derivatives	-	-	111	111
Indexed annuity ceded embedded derivatives	-	-	903	903
Separate account assets	685	145,577	-	146,262
Total assets	$1,413	$249,245	$6,661	$257,319

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,973)	$(1,973)
Reinsurance related embedded derivatives	-	(310)	-	(310)
Other liabilities:
Derivative liabilities (1)	-	(544)	(429)	(973)
GLB direct embedded derivatives	-	-	(1)	(1)
Total liabilities	$-	$(854)	$(2,403)	$(3,257)

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

(1)Derivative investment assets and liabilities are presented within the fair value hierarchy on a gross basis by derivative type and not on a master netting basis by counterparty.

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

	For the Three Months Ended June 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,521	$1	$24	$171	$(69)	$3,648
ABS	81	-	1	152	(21)	213
Foreign government bonds	110	-	3	-	-	113
CMBS	2	-	-	-	-	2
CLOs	97	-	-	107	(97)	107
Hybrid and redeemable
preferred securities	78	-	-	-	-	78
Trading securities	236	2	-	371	(86)	523
Equity securities	25	-	-	43	-	68
Derivative investments	267	71	69	59	-	466
Other assets: (6)
GLB direct embedded derivatives	439	(439)	-	-	-	-
GLB ceded embedded derivatives	50	61	-	-	-	111
Indexed annuity ceded embedded derivatives	872	44	-	(13)	-	903
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,730)	(154)	-	(89)	-	(1,973)
Other liabilities: (6)
GLB direct embedded derivatives	-	(1)	-	-	-	(1)
GLB ceded embedded derivatives	(8)	8	-	-	-	-
Total, net	$4,040	$(407)	$97	$801	$(273)	$4,258

	For the Three Months Ended June 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,192	$3	$(124)	$157	$(47)	$3,181
ABS	26	-	-	5	-	31
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	108	-	-	-	-	108
CMBS	27	-	-	(1)	(21)	5
CLOs	2	-	-	145	(2)	145
Hybrid and redeemable
preferred securities	77	-	1	-	-	78
Trading securities	47	(3)	-	(22)	-	22
Equity securities	27	-	-	(1)	-	26
Derivative investments	279	(108)	(39)	(39)	-	93
Other assets: (6)
GLB direct embedded derivatives	1,110	138	-	-	-	1,248
GLB ceded embedded derivatives	45	(4)	-	-	-	41
Indexed annuity ceded embedded derivatives	17	1	-	11	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,346)	(62)	-	8	-	(1,400)
Other liabilities – GLB ceded embedded
derivatives (6)	(111)	(20)	-	-	-	(131)
Total, net	$3,505	$(55)	$(162)	$258	$(70)	$3,476

	For the Six Months Ended June 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,269	$-	$94	$371	$(86)	$3,648
ABS	29	-	1	204	(21)	213
Foreign government bonds	109	-	4	-	-	113
RMBS	7	-	-	-	(7)	-
CMBS	2	-	-	-	-	2
CLOs	105	-	-	204	(202)	107
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	2	-	577	(123)	523
Equity securities	25	-	-	43	-	68
Derivative investments	534	(312)	115	129	-	466
Other assets: (6)
GLB direct embedded derivatives	123	(123)	-	-	-	-
GLB ceded embedded derivatives	72	39	-	-	-	111
Indexed annuity ceded embedded derivatives	902	121	-	(120)	-	903
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,305)	(470)	-	(198)	-	(1,973)
Other liabilities – GLB direct embedded
derivatives (6)	-	(1)	-	-	-	(1)
Total, net	$4,014	$(744)	$217	$1,210	$(439)	$4,258

	For the Six Months Ended June 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,091	$6	$(107)	$231	$(40)	$3,181
ABS	27	-	(1)	5	-	31
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	-	(12)	-
CMBS	6	1	-	19	(21)	5
CLOs	91	-	-	147	(93)	145
Hybrid and redeemable
preferred securities	76	-	2	-	-	78
Equity AFS securities	162	-	-	-	(162)	-
Trading securities	49	(5)	-	(22)	-	22
Equity securities	-	-	-	-	26	26
Derivative investments	30	222	(59)	(100)	-	93
Other assets: (6)
GLB direct embedded derivatives	903	345	-	-	-	1,248
GLB ceded embedded derivatives	51	(10)	-	-	-	41
Indexed annuity ceded embedded derivatives	11	1	-	17	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	(10)	-	28	-	(1,400)
Other liabilities: (6)
GLB ceded embedded derivatives	(67)	(64)	-	-	-	(131)
Total, net	$3,139	$486	$(167)	$320	$(302)	$3,476

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).

(2)Issuances, sales, maturities, settlements, calls, net, includes financial instruments acquired in the Liberty Life transaction as follows: corporate bonds of $67 million and asset-backed securities of $17 million.

(3)Transfers into or out of Level 3 for AFS and trading securities are reported at amortized cost as of the beginning-of-year. For AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in the prior period.

(4)Transfers into or out of Level 3 for FHLB stock between equity securities and other investments are reported at cost on our Consolidated Balance Sheets.

(5)Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss). Gains (losses) from sales, maturities, settlements and calls and OTTI are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(6)Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$268	$(16)	$(47)	$(34)	$-	$171
ABS	154	-	-	(2)	-	152
CLOs	107	-	-	-	-	107
Trading securities	371	-	-	-	-	371
Equity securities	43	-	-	-	-	43
Derivative investments	141	4	(86)	-	-	59
Other assets – indexed annuity ceded
embedded derivatives	21	-	-	(34)	-	(13)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(149)	-	-	60	-	(89)
Total, net	$956	$(12)	$(133)	$(10)	$-	$801

	For the Three Months Ended June 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$400	$(103)	$-	$(79)	$(61)	$157
ABS	22	(17)	-	-	-	5
U.S. government bonds	-	(5)	-	-	-	(5)
CMBS	-	-	-	(1)	-	(1)
CLOs	145	-	-	-	-	145
Trading securities	2	(24)	-	-	-	(22)
Equity securities	-	(1)	-	-	-	(1)
Derivative investments	61	11	(111)	-	-	(39)
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(48)	-	-	56	-	8
Total, net	$593	$(139)	$(111)	$(24)	$(61)	$258

	For the Six Months Ended June 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$535	$(18)	$(54)	$(85)	$(7)	$371
ABS	206	-	-	(2)	-	204
CLOs	204	-	-	-	-	204
Trading securities	578	-	-	(1)	-	577
Equity securities	43	-	-	-	-	43
Derivative investments	272	(11)	(132)	-	-	129
Other assets – indexed annuity ceded
embedded derivatives	40	-	-	(160)	-	(120)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(296)	-	-	98	-	(198)
Total, net	$1,582	$(29)	$(186)	$(150)	$(7)	$1,210

	For the Six Months Ended June 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$623	$(156)	$(2)	$(173)	$(61)	$231
ABS	22	(17)	-	-	-	5
U.S. government bonds	-	(5)	-	-	-	(5)
CMBS	21	-	-	(2)	-	19
CLOs	147	-	-	-	-	147
Trading securities	2	(24)	-	-	-	(22)
Equity securities	1	(1)	-	-	-	-
Derivative investments	129	5	(234)	-	-	(100)
Other assets – indexed annuity ceded
embedded derivatives	17	-	-	-	-	17
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(75)	-	-	103	-	28
Total, net	$887	$(198)	$(236)	$(72)	$(61)	$320

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Derivative investments	$18	$(169)	$(269)	$106
Embedded derivatives:
Indexed annuity and IUL contracts	(44)	(6)	(76)	(7)
GLB	(267)	313	213	689
Total, net (1)	$(293)	$138	$(132)	$788

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2019			June 30, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2	$(71)	$(69)	$3	$(50)	$(47)
ABS	-	(21)	(21)	-	-	-
CMBS	-	-	-	-	(21)	(21)
CLOs	-	(97)	(97)	-	(2)	(2)
Trading securities	5	(91)	(86)	-	-	-
Total, net	$7	$(280)	$(273)	$3	$(73)	$(70)

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2019			June 30, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$85	$(171)	$(86)	$43	$(83)	$(40)
ABS	-	(21)	(21)	-	-	-
RMBS	-	(7)	(7)	-	(12)	(12)
CMBS	-	-	-	-	(21)	(21)
CLOs	-	(202)	(202)	-	(93)	(93)
Equity AFS securities	-	-	-	-	(162)	(162)
Trading securities	5	(128)	(123)	-	-	-
Equity securities	-	-	-	26	-	26
Total, net	$90	$(529)	$(439)	$69	$(371)	$(302)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2019 and 2018, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available. In 2018, transfers into or out of Level 3 also included FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets. Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period. When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result. When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result. For the three and six months ended June 30, 2019 and 2018, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2019:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,708	Discounted cash flow	Liquidity/duration adjustment (1)	0.9%	-	32.2%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Foreign government bonds	77	Discounted cash flow	Liquidity/duration adjustment (1)	1.0%	-	2.7%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.6%	-	1.6%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.2%
Other assets – GLB ceded
embedded derivatives	111	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.27%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%

Indexed annuity ceded
embedded derivatives	903	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(1,973)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB direct
embedded derivatives	(1)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.27%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%

(1)The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(2)The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity and IUL contracts represents the lapse rates during the surrender charge period.

(3)The utilization of guaranteed withdrawals input represents the estimated percentage of contract holders that utilize the guaranteed withdrawal feature.

(4)The utilization factors are applied to the present value of claims or premiums, as appropriate, in the GLB reserve calculation to estimate the impact of inefficient withdrawal behavior, including taking less than or more than the maximum guaranteed withdrawal.

(5)The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.

(6)The mortality rate input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

(7)The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Fair value of the variable annuity GLB embedded derivatives would increase if higher volatilities were used for valuation.

(8)The mortality rate is based on a combination of company and industry experience, adjusted for improvement factors.

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

Changes in any of the significant inputs presented in the table above may result in a significant change in the fair value measurement of the asset or liability as follows:

•Investments – An increase in the liquidity/duration adjustment input would result in a decrease in the fair value measurement.

•Indexed annuity and IUL contracts embedded derivatives – For direct embedded derivatives, an increase in the lapse rate or mortality rate inputs would result in a decrease in the fair value measurement.

•GLB embedded derivatives – Assuming our GLB direct embedded derivatives are in a liability position: an increase in our lapse rate, NPR or mortality rate inputs would result in a decrease in the fair value measurement; and an increase in the utilization of guaranteed withdrawal or volatility inputs would result in an increase in the fair value measurement.

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

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Realized gains and losses associated with the following (“excluded realized gain (loss)”):

▪Sales or disposals and impairments of securities;

▪Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities (“gain (loss) on the mark-to-market on certain instruments”);

▪Changes in the fair value of the derivatives we own to hedge our GDB riders reflected within our variable annuities;

▪Changes in the fair value of the embedded derivatives of our GLB riders reflected within variable annuity net derivative results accounted for at fair value;

▪Changes in the fair value of the derivatives we own to hedge our GLB riders reflected within variable annuity net derivative results;

▪Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value (“indexed annuity forward-starting option”); and

▪Changes in the fair value of equity securities;

•Changes in reserves resulting from benefit ratio unlocking on our GDB and GLB riders (“benefit ratio unlocking”);

•Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;

•Gains (losses) on early extinguishment of debt;

•Losses from the impairment of intangible assets;

•Income (loss) from discontinued operations;

•Acquisition and integration costs related to mergers and acquisitions; and

•Income (loss) from the initial adoption of new accounting standards, regulations, and policy changes including the net impact from the Tax Cuts and Jobs Act.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•Excluded realized gain (loss);

•Revenue adjustments from the initial adoption of new accounting standards;

•Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking; and

•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Operating revenues:
Annuities	$1,156	$1,106	$2,330	$2,180
Retirement Plan Services	299	292	592	584
Life Insurance	1,802	1,680	3,502	3,340
Group Protection	1,155	937	2,293	1,490
Other Operations	58	58	116	125
Excluded realized gain (loss), pre-tax	(161)	(53)	(562)	(89)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	1	-	4	(1)
Total revenues	$4,310	$4,020	$8,275	$7,629

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$266	$275	$517	$542
Retirement Plan Services	42	43	81	86
Life Insurance	168	150	325	294
Group Protection	68	45	123	74
Other Operations	(66)	(59)	(127)	(101)
Excluded realized gain (loss), after-tax	(128)	(41)	(443)	(69)
Gain (loss) on early extinguishment of debt, after-tax	-	-	-	(19)
Benefit ratio unlocking, after-tax	46	7	188	(3)
Net impact from the Tax Cuts and Jobs Act	-	-	-	(13)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(33)	(35)	(48)	(39)
Net income (loss)	$363	$385	$616	$752

15. Subsequent Event

On July 31, 2019, we entered into a credit agreement with a syndicate of banks. This agreement (the “credit facility”) allows for the issuance of letters of credit and borrowing of up to $2.25 billion.  The credit facility is unsecured and has a commitment termination date of July 31, 2024.

Under the credit facility, we pay a fee of 0.875% per annum on issued syndicated letters of credit and a facility fee of 0.125% per annum on the aggregate commitment.  These fees adjust automatically in the event of a change in our credit ratings.

Effective as of July 31, 2019, the credit facility replaced our credit agreement dated as of June 30, 2016, and the commitments under that agreement have been terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2019, compared with December 31, 2018, and the results of operations for the three and six months ended June 30, 2019, compared with the corresponding periods in 2018 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries. On May 1, 2018, we completed our acquisition of Liberty Life Assurance Company of Boston (“Liberty Life” or “LLACB”). Beginning on May 1, 2018, the results of operations and financial condition of Liberty Life were consolidated with LNC. Accordingly, all financial information presented herein for the three and six months ended June 30, 2018, includes the accounts of LNC for these periods and the accounts of Liberty Life since May 1, 2018.

The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•Deterioration in general economic and business conditions that may affect account values, investment results, guaranteed benefit liabilities, premium levels, claims experience and the level of pension benefit costs, funding and investment results;

•Adverse global capital and credit market conditions could affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments and certain intangible assets, including goodwill and the valuation allowance against deferred tax assets, which may reduce future earnings and/or affect our financial condition and ability to raise additional capital or refinance existing debt as it matures;

•Because of our holding company structure, the inability of our subsidiaries to pay dividends to the holding company in sufficient amounts could harm the holding company’s ability to meet its obligations;

•Legislative, regulatory or tax changes, both domestic and foreign, that affect: the cost of, or demand for, our subsidiaries’ products; the required amount of reserves and/or surplus; our ability to conduct business and our captive reinsurance arrangements as well as restrictions on the payment of revenue sharing and 12b-1 distribution fees; the impact of U.S. federal tax reform legislation on our business, earnings and capital; and the impact of any “best interest” standards of care adopted by the SEC or other regulations adopted by federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers;

•Actions taken by reinsurers to raise rates on in-force business;

•Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits (“EGPs”) and demand for our products;

•Rapidly increasing interest rates causing contract holders to surrender life insurance and annuity policies, thereby causing realized investment losses, and reduced hedge performance related to variable annuities;

•Uncertainty about the effect of continuing promulgation and implementation of rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act on us, the economy and the financial services sector in particular;

•The initiation of legal or regulatory proceedings against us, and the outcome of any legal or regulatory proceedings, such as: adverse actions related to present or past business practices common in businesses in which we compete; adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities and class action cases; new decisions that result in changes in law; and unexpected trial court rulings;

•A decline in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products; an acceleration of the net amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”); and an increase in liabilities related to guaranteed benefit features of our subsidiaries’ variable annuity products;

•Ineffectiveness of our risk management policies and procedures, including various hedging strategies used to offset the effect of changes in the value of liabilities due to changes in the level and volatility of the equity markets and interest rates;

•A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our subsidiaries’ products, in establishing related insurance reserves and in the net amortization of DAC, VOBA, DSI and DFEL, which may reduce future earnings;

•Changes in accounting principles that may affect our financial statements;

•Lowering of one or more of our debt ratings issued by nationally recognized statistical rating organizations and the adverse effect such action may have on our ability to raise capital and on our liquidity and financial condition;

•Lowering of one or more of the insurer financial strength ratings of our insurance subsidiaries and the adverse effect such action may have on the premium writings, policy retention, profitability of our insurance subsidiaries and liquidity;

•Significant credit, accounting, fraud, corporate governance or other issues that may adversely affect the value of certain investments in our portfolios, as well as counterparties to which we are exposed to credit risk, requiring that we realize losses on investments;

•Inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others;

•Interruption in telecommunication, information technology or other operational systems or failure to safeguard the confidentiality or privacy of sensitive data on such systems from cyberattacks or other breaches of our data security systems;

•The effect of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including the successful implementation of integration strategies or the achievement of anticipated synergies and operational efficiencies related to an acquisition;

•The adequacy and collectability of reinsurance that we have purchased;

•Acts of terrorism, a pandemic, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;

•Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that our subsidiaries can charge for their products;

•The unknown effect on our subsidiaries’ businesses resulting from evolving market preferences and the changing demographics of our client base; and

•The unanticipated loss of key management, financial planners or wholesalers.

The risks and uncertainties included here are not exhaustive. Our most recent Form 10-K as well as other reports that we file with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2018 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2018 Form 10-K.

If we had unlocked our RTM assumption as of June 30, 2019, we would have recorded a favorable unlocking of approximately $140 million, pre-tax, for Annuities, approximately $50 million, pre-tax, for Life Insurance and approximately $25 million, pre-tax, for Retirement Plan Services.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2019:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$728	$86,504	$23	$87,255
Priced by independent broker quotations	-	-	2,362	2,362
Priced by matrices	-	13,306	-	13,306
Priced by other methods (1)	-	-	2,833	2,833
Total	$728	$99,810	$5,218	$105,756

Percent of total	1%	94%	5%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

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

Guaranteed Living Benefits

Within our individual annuity business, 64% and 65% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of June 30, 2019 and 2018, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of June 30, 2019 and 2018, 12% and 7%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2019 and 2018, was $701 million and $475 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2018 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$266	$275	$517	$542
Retirement Plan Services	42	43	81	86
Life Insurance	168	150	325	294
Group Protection	68	45	123	74
Other Operations	(66)	(59)	(127)	(101)
Excluded realized gain (loss), after-tax	(128)	(41)	(443)	(69)
Gain (loss) on early extinguishment of debt, after-tax	-	-	-	(19)
Benefit ratio unlocking, after-tax	46	7	188	(3)
Net impact from the Tax Cuts and Jobs Act	-	-	-	(13)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(33)	(35)	(48)	(39)
Net income (loss)	$363	$385	$616	$752

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Deposits
Annuities	$3,654	$2,983	$7,162	$5,509
Retirement Plan Services	2,073	2,217	4,568	4,577
Life Insurance	1,683	1,517	3,221	3,051
Total deposits	$7,410	$6,717	$14,951	$13,137

Net Flows
Annuities	$377	$(126)	$869	$(732)
Retirement Plan Services	307	499	(74)	962
Life Insurance	1,217	1,084	2,237	2,160
Total net flows	$1,901	$1,457	$3,032	$2,390

	As of June 30,
	2019	2018
Account Values
Annuities	$133,844	$136,556
Retirement Plan Services	74,014	69,183
Life Insurance	51,869	49,814
Total account values	$259,727	$255,553

Comparison of the Three Months Ended June 30, 2019 to 2018

Net income decreased due primarily to the following:

•Higher realized losses in 2019.

•The effect of the modified coinsurance (“Modco”) reinsurance transaction in the Annuities segment.

•Higher incentive compensation resulting from production performance, and increases in our deferred compensation plan expense.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•Unfavorable mortality in our Life Insurance segment.

The decrease in net income was partially offset by the following:

•Favorable investment income on alternative investments.

•Growth in business in force and group earned premiums.

•The inclusion of an additional month of Liberty Group Business results in 2019.

Comparison of the Six Months Ended June 30, 2019 to 2018

Net income decreased due primarily to the following:

•Realized losses as compared to realized gains in 2018.

•The effect of the Modco reinsurance transaction in the Annuities segment.

•Increases in our deferred compensation plan expense, and higher incentive compensation resulting from production performance.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•Higher acquisition and integration costs incurred as part of our 2018 acquisition.

The decrease in net income was partially offset by the following:

•Growth in business in force and group earned premiums.

•The inclusion of the results of the Liberty Group Business.

•Loss on early extinguishment of debt during 2018.

•Favorable investment income on alternative investments.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$137	$109	$345	$180
Fee income	586	587	1,154	1,173
Net investment income	286	244	544	493
Operating realized gain (loss) (2)	46	48	87	96
Amortization of deferred gain on
business sold through reinsurance	8	-	15	-
Other revenues (3)	93	118	185	238
Total operating revenues	1,156	1,106	2,330	2,180
Operating Expenses
Interest credited	163	144	325	291
Benefits (1)	219	183	503	329
Commissions and other expenses	465	457	906	925
Total operating expenses	847	784	1,734	1,545
Income (loss) from operations before taxes	309	322	596	635
Federal income tax expense (benefit)	43	47	79	93
Income (loss) from operations	$266	$275	$517	$542

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to the Modco reinsurance transaction.

Comparison of the Three Months Ended June 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Lower other revenues as a result of the Modco reinsurance transaction.

•Higher benefits due to an increase in the growth in benefit reserves driven primarily by equity market performance.

•Higher commissions and other expenses due to higher incentive compensation as a result of production performance, partially offset by a decrease in amortization expense as a result of lower actual gross profits and lower average account values.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values and favorable investment income on alternative investments within our surplus portfolio.

•Amortization of deferred gain on business sold through reinsurance in 2019 as a result of the Modco reinsurance transaction.

Comparison of the Six Months Ended June 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Lower other revenues as a result of the Modco reinsurance transaction.

•Lower fee income driven by lower average daily variable account values.

The decrease in income from operations was partially offset by the following:

•Lower commissions and other expenses due to a decrease in amortization expense as a result of lower actual gross profits and lower average account values.

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values, partially offset by lower surplus earnings as a result of the Modco reinsurance transaction.

•Amortization of deferred gain on business sold through reinsurance in 2019 as a result of the Modco reinsurance transaction.

See “Additional Information” below for more information about the Modco reinsurance transaction.

Additional Information

Effective October 1, 2018, we entered into an agreement with Athene Holding Ltd. to reinsure approximately $7.7 billion of in-force fixed and fixed indexed annuity products on a Modco basis. The capital generated from this transaction was primarily used to fund the December 2018 accelerated share repurchase program of $450 million. We expect an ongoing reduction in income from operations in future periods as a result of this Modco reinsurance transaction. We continue to remain focused on the continued growth of both our fixed and variable annuity business. For additional information on our annuity reinsurance agreement and this accelerated share repurchase program, see Note 8 herein and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities” in our 2018 Form 10-K, respectively.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average account values were 9% for the three and six months ended June 30, 2019 and 2018.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fee Income
Mortality, expense and other assessments	$581	$581	$1,143	$1,159
Surrender charges	7	8	14	16
DFEL:
Deferrals	(10)	(10)	(20)	(19)
Amortization, net of interest	8	8	17	17
Total fee income	$586	$587	$1,154	$1,173

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Variable Account Value Information
Variable annuity deposits (1)	$1,324	$1,312	$2,305	$2,597
Increases (decreases) in variable annuity account values:
Net flows (1)	(1,264)	(1,094)	(2,627)	(2,327)
Change in market value (1)	3,333	1,682	12,264	1,508
Contract holder assessments (1)	(618)	(619)	(1,219)	(1,236)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	484	771	1,061	1,517
Variable annuity account values (1)	114,218	113,802	114,218	113,802
Average daily variable annuity account values (1)	112,752	114,076	111,273	114,869
Average daily S&P 500 (2)	2,884	2,704	2,802	2,718

(1)Excludes the fixed portion of variable.

(2)We generally use the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) as a benchmark for the performance of our variable account values. The account values of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 performance. See Note 9 for additional information.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$247	$204	$477	$410
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	7	9	11
Surplus investments (2)	33	33	58	72
Total net investment income	$286	$244	$544	$493

Interest Credited
Amount provided to contract holders	$163	$147	$327	$297
DSI deferrals	(6)	(11)	(15)	(23)
Interest credited before DSI amortization	157	136	312	274
DSI amortization	6	8	13	17
Total interest credited	$163	$144	$325	$291

(1)See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities. See “Consolidated Investments – Alternative Investments” below for more information on alternative investments.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.09%	3.84%	4.03%	3.85%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.09%	0.13%	0.07%	0.11%
Net investment income yield on reserves	4.18%	3.97%	4.10%	3.96%
Interest rate credited to contract holders	2.35%	2.23%	2.37%	2.27%
Interest rate spread	1.83%	1.74%	1.73%	1.69%

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fixed Account Value Information
Fixed annuity deposits (1)	$2,330	$1,671	$4,857	$2,912
Increases (decreases) in fixed annuity account values:
Net flows (1)	1,641	968	3,496	1,595
Contract holder assessments (1)	(11)	(9)	(20)	(17)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(484)	(771)	(1,061)	(1,517)
Reinvested interest credited (1)	300	195	727	293
Fixed annuity account values (1)(2)	19,626	22,754	19,626	22,754
Average fixed account values (1)(2)	18,923	22,665	18,164	22,663
Average invested assets on reserves	21,575	18,472	21,011	18,471

(1)Includes the fixed portion of variable.

(2)Net of reinsurance ceded.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Commissions and Other Expenses
Commissions:
Deferrable	$145	$119	$277	$224
Non-deferrable	142	146	278	285
General and administrative expenses	113	99	217	202
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	1	1	2	2
Taxes, licenses and fees	8	7	20	18
Total expenses incurred, excluding broker-dealer	409	372	794	731
DAC deferrals	(161)	(134)	(308)	(254)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	248	238	486	477
DAC and VOBA amortization, net of interest	95	104	184	216
Broker-dealer expenses incurred	122	115	236	232
Total commissions and other expenses	$465	$457	$906	$925

DAC Deferrals
As a percentage of sales/deposits	4.4%	4.5%	4.3%	4.6%

(1)Includes reimbursements to Annuities from the Life Insurance segment for reserve financing, net of expenses incurred by Annuities for its use of letters of credit (“LOCs”). The inter-segment amounts are not reported on our Consolidated Statements of Comprehensive Income (Loss).

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Fee income	$62	$64	$123	$129
Net investment income	231	222	457	444
Other revenues (1)	6	6	12	11
Total operating revenues	299	292	592	584
Operating Expenses
Interest credited	145	137	290	274
Benefits	1	-	1	1
Commissions and other expenses	104	104	209	210
Total operating expenses	250	241	500	485
Income (loss) from operations before taxes	49	51	92	99
Federal income tax expense (benefit)	7	8	11	13
Income (loss) from operations	$42	$43	$81	$86

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended June 30, 2019 to 2018

Income from operations for this segment decreased modestly due primarily to lower fee income driven by lower average daily variable account values.  The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by higher average fixed account values, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

Comparison of the Six Months Ended June 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account values.

•Lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and spread compression due to average new money rates trailing our current portfolio yields.

The decrease in income from operations was partially offset by lower commissions and other expenses due to lower average daily variable account values driving lower trail commissions.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% and 13% for the three and six months ended June 30, 2019, respectively, compared to 10% and 11%, respectively, for the corresponding periods in 2018.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 22% and 24% as of June 30, 2019 and 2018, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fee Income
Annuity expense assessments	$45	$48	$90	$96
Mutual fund fees	17	16	32	32
Total expense assessments	62	64	122	128
Surrender charges	-	-	1	1
Total fee income	$62	$64	$123	$129

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Flows By Market
Small market	$25	$12	$213	$(67)
Mid – large market	532	730	249	1,564
Multi-Fund® and other	(250)	(243)	(536)	(535)
Total net flows	$307	$499	$(74)	$962

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Variable Account Value Information
Variable annuity deposits (1)	$463	$456	$922	$919
Increases (decreases) in variable annuity account values:
Net flows (1)	(72)	(90)	(203)	(268)
Change in market value (1)	546	396	2,186	348
Contract holder assessments (1)	(38)	(40)	(76)	(80)
Variable annuity account values (1)	16,204	16,023	16,204	16,023
Average daily variable annuity account values (1)	15,891	16,052	15,644	16,166
Average daily S&P 500	2,884	2,704	2,802	2,718

(1)Excludes the fixed portion of variable.

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Mutual Fund Account Value Information
Mutual fund deposits	$1,217	$1,367	$2,796	$2,805
Mutual fund net flows	456	638	268	1,340
Mutual fund account values (1)	37,734	34,114	37,734	34,114

(1)Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$208	$199	$415	$400
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	3	6	6	10
Surplus investments (2)	20	17	36	34
Total net investment income	$231	$222	$457	$444

Interest Credited	$145	$137	$290	$274

(1)See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities. See “Consolidated Investments – Alternative Investments” below for more information on alternative investments.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.13%	4.25%	4.16%	4.27%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.07%	0.12%	0.06%	0.10%
Net investment income yield on reserves	4.20%	4.37%	4.22%	4.37%
Interest rate credited to contract holders	2.90%	2.90%	2.91%	2.90%
Interest rate spread	1.30%	1.47%	1.31%	1.47%

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fixed Account Value Information
Fixed annuity deposits (1)	$393	$394	$850	$853
Increases (decreases) in fixed annuity account values:
Net flows (1)	(77)	(49)	(139)	(110)
Reinvested interest credited (1)	145	138	287	273
Contract holder assessments (1)	(3)	(3)	(6)	(5)
Fixed annuity account values (1)	20,076	19,046	20,076	19,046
Average fixed account values (1)	19,989	18,929	19,915	18,860
Average invested assets on reserves	20,046	18,813	19,966	18,755

(1)Includes the fixed portion of variable.

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

Benefits

Benefits for this segment include changes in annuity benefit reserves.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Commissions and Other Expenses
Commissions:
Deferrable	$1	$2	$3	$3
Non-deferrable	18	19	36	37
General and administrative expenses	79	79	157	157
Taxes, licenses and fees	4	4	10	10
Total expenses incurred	102	104	206	207
DAC deferrals	(5)	(6)	(10)	(10)
Total expenses recognized before amortization	97	98	196	197
DAC and VOBA amortization, net of interest	7	6	13	13
Total commissions and other expenses	$104	$104	$209	$210

DAC Deferrals
As a percentage of annuity sales/deposits	0.6%	0.7%	0.6%	0.6%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$224	$205	$438	$401
Fee income	868	819	1,710	1,624
Net investment income	707	650	1,351	1,308
Operating realized gain (loss) (2)	(2)	(2)	(5)	(2)
Other revenues	5	8	8	9
Total operating revenues	1,802	1,680	3,502	3,340
Operating Expenses
Interest credited	355	351	709	705
Benefits	913	840	1,814	1,690
Commissions and other expenses	327	304	576	588
Total operating expenses	1,595	1,495	3,099	2,983
Income (loss) from operations before taxes	207	185	403	357
Federal income tax expense (benefit)	39	35	78	63
Income (loss) from operations	$168	$150	$325	$294

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended June 30, 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by more favorable investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Higher fee income due to growth in business in force.

The increase in income from operations was partially offset by higher benefits due to growth in business in force and unfavorable mortality.

Comparison of the Six Months Ended June 30, 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•Higher fee income due to growth in business in force.

•Higher net investment income, net of interest credited, driven by more favorable investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

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

Additional Information

During the second quarter of 2019, we experienced unfavorable mortality relative to our 2019 expectation for claims seasonality.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fee Income
Cost of insurance assessments	$565	$521	$1,130	$1,038
Expense assessments	393	369	769	744
Surrender charges	10	13	23	23
DFEL:
Deferrals	(234)	(197)	(450)	(392)
Amortization, net of interest	134	113	238	211
Total fee income	$868	$819	$1,710	$1,624

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales by Product
UL	$15	$10	$26	$19
MoneyGuard®	56	57	107	115
IUL	25	14	41	28
VUL	53	46	105	104
Term	37	29	67	54
Total individual life sales	186	156	346	320
Executive Benefits	24	6	55	16
Total sales	$210	$162	$401	$336

Net Flows
Deposits	$1,683	$1,517	$3,221	$3,051
Withdrawals and deaths	(466)	(433)	(984)	(891)
Net flows	$1,217	$1,084	$2,237	$2,160

Contract Holder Assessments	$1,302	$1,197	$2,536	$2,395

	As of June 30,
	2019	2018
Account Values
General account	$36,772	$36,262
Separate account	15,097	13,552
Total account values	$51,869	$49,814

In-Force Face Amount
UL and other	$347,674	$341,663
Term insurance	433,706	388,475
Total in-force face amount	$781,380	$730,138

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

Sales in the table above and as discussed above were reported as follows:

•MoneyGuard®, our linked-benefit product – 15% of total expected premium deposits;

•UL, IUL and VUL – first-year commissionable premiums plus 5% of excess premiums received;

•Executive Benefits – single premium bank-owned UL and VUL, 15% of single premium deposits, and corporate-owned UL and VUL, first-year commissionable premiums plus 5% of excess premium received; and

•Term – 100% of annualized first-year premiums.

We monitor the business environment, including but not limited to the regulatory and interest rate environments, and make changes to our product offerings and in-force products as needed, and as permitted under the terms of the policies, to sustain the future profitability of our segment.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$609	$593	$1,211	$1,181
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	10	8	16	15
Alternative investments (2)	43	10	44	32
Surplus investments (3)	45	39	80	80
Total net investment income	$707	$650	$1,351	$1,308

Interest Credited	$355	$351	$709	$705

(1)See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Consolidated Investments – Alternative Investments” below for additional information.

(3)Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.87%	4.98%	4.86%	4.98%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.08%	0.07%	0.07%	0.07%
Alternative investments	0.38%	0.09%	0.19%	0.14%
Net investment income yield on reserves	5.33%	5.14%	5.12%	5.19%
Interest rate credited to contract holders (1)	3.68%	3.72%	3.68%	3.73%
Interest rate spread (1)	1.65%	1.42%	1.44%	1.46%

(1)Prior year interest rate spreads have been restated to conform to the current year presentation.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$45,972	$43,705	$45,727	$43,458
General account values	37,074	36,630	37,038	36,588

Attributable to traditional products:
Invested assets on reserves	4,229	4,125	4,189	4,106

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Benefits
Death claims direct and assumed	$1,149	$1,071	$2,315	$2,186
Death claims ceded	(428)	(424)	(855)	(830)
Reserves released on death	(144)	(145)	(310)	(311)
Net death benefits	577	502	1,150	1,045
Change in secondary guarantee life insurance product
reserves	147	160	286	325
Change in MoneyGuard® reserves	111	95	215	184
Other benefits (1)	78	83	163	136
Total benefits	$913	$840	$1,814	$1,690

Death claims per $1,000 of in-force	2.99	2.76	3.02	2.88

(1)Includes primarily changes in reserves and dividends on traditional and other products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Commissions and Other Expenses
Commissions	$197	$166	$383	$345
General and administrative expenses	152	131	293	264
Expenses associated with reserve financing	23	23	46	45
Taxes, licenses and fees	39	44	87	89
Total expenses incurred	411	364	809	743
DAC and VOBA deferrals	(232)	(193)	(452)	(397)
Total expenses recognized before amortization	179	171	357	346
DAC and VOBA amortization, net of interest	147	132	217	240
Other intangible amortization	1	1	2	2
Total commissions and other expenses	$327	$304	$576	$588

DAC and VOBA Deferrals
As a percentage of sales	110.5%	119.1%	112.7%	118.2%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2019, to the corresponding periods in 2018, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums	$1,032	$846	$2,055	$1,354
Net investment income	81	63	154	103
Other revenues (1)	42	28	84	33
Total operating revenues	1,155	937	2,293	1,490
Operating Expenses
Interest credited	1	1	3	2
Benefits	758	617	1,511	943
Commissions and other expenses	310	262	624	451
Total operating expenses	1,069	880	2,138	1,396
Income (loss) from operations before taxes	86	57	155	94
Federal income tax expense (benefit)	18	12	32	20
Income (loss) from operations	$68	$45	$123	$74

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income (Loss) from Operations by Product Line
Life	$20	$28	$22	$37
Disability	51	20	105	41
Dental	(3)	(3)	(4)	(5)
Total non-medical	68	45	123	73
Medical	-	-	-	1
Income (loss) from operations	$68	$45	$123	$74

Comparison of the Three Months Ended June 30, 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•Inclusion of an additional month of Liberty Group Business results in 2019 (see “Additional Information” below for more information).

•Higher insurance premiums, net of benefits, driven by growth in business and lower incidence in our long-term disability business, partially offset by unfavorable claims severity and life waiver experience in our life business.

•Higher net investment income, net of interest credited, driven by favorable investment income on alternative investments within our surplus portfolio.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher amortization expense.

Comparison of the Six Months Ended June 30, 2019 to 2018

Income from operations for this segment increased due primarily to the inclusion of the results of the Liberty Group Business (see “Additional Information” below for more information).

Additional Information

Income from operations for the three and six months ended June 30, 2019, includes activity from the Liberty Group Business acquired on May 1, 2018. The acquisition resulted in increases in all pre-tax line items presented in the Income (Loss) from Operations table above. For more information about our acquisition, see Note 3 in our 2018 Form 10-K and Note 3 herein.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Insurance Premiums by Product Line
Life	$374	$307	$744	$510
Disability	584	464	1,162	696
Dental	74	75	149	148
Total insurance premiums	$1,032	$846	$2,055	$1,354

Sales by Product Line
Life	$42	$31	$107	$53
Disability	40	38	82	59
Dental	13	25	25	37
Total sales	$95	$94	$214	$149

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Benefits and Interest Credited by Product Line
Life	$265	$209	$531	$337
Disability	438	354	873	498
Dental	56	55	110	110
Total benefits and interest credited	$759	$618	$1,514	$945

Loss Ratios by Product Line
Life	71.2%	68.0%	71.3%	66.1%
Disability	74.9%	76.4%	75.2%	71.6%
Dental	75.0%	73.4%	73.6%	74.0%
Total	73.6%	73.1%	73.6%	69.8%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. The total loss ratio for the six months ended June 30, 2019, increased due to an additional four months of Liberty Group Business results in 2019 as we combined two blocks of business with different loss characteristics.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Commissions and Other Expenses
Commissions	$92	$83	$184	$149
General and administrative expenses	183	152	355	241
Taxes, licenses and fees	25	24	56	40
Total expenses incurred	300	259	595	430
DAC deferrals	(20)	(17)	(43)	(30)
Total expenses recognized before amortization	280	242	552	400
DAC and VOBA amortization, net of interest (1)	24	19	61	50
Other intangible amortization (1)	6	1	11	1
Total commissions and other expenses	$310	$262	$624	$451

DAC Deferrals
As a percentage of insurance premiums	1.9%	2.0%	2.1%	2.2%

(1)See Note 3 in our 2018 Form 10-K for information regarding intangible assets acquired as part of the Liberty Life acquisition.

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$5	$5	$7	$8
Net investment income	50	53	100	117
Other revenues	3	-	9	-
Total operating revenues	58	58	116	125
Operating Expenses
Interest credited	15	14	30	29
Benefits	25	28	46	47
Other expenses	18	7	41	16
Interest and debt expense	70	68	141	136
Strategic digitization expense	15	16	31	31
Total operating expenses	143	133	289	259
Income (loss) from operations before taxes	(85)	(75)	(173)	(134)
Federal income tax expense (benefit)	(19)	(16)	(46)	(33)
Income (loss) from operations	$(66)	$(59)	$(127)	$(101)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three and Six Months Ended June 30, 2019 to 2018

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price increased during the three and six months ended June 30, 2019, compared to a significant decrease during the comparable periods of 2018.

•Lower net investment income, net of interest credited, related to lower average invested assets driven by a decline in excess capital retained by Other Operations.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expenses:
Legal	$-	$-	$-	$1
Branding	11	11	21	19
Other (1)	14	2	27	7
Total general and administrative expenses	25	13	48	27
Taxes, licenses and fees (2)	(4)	(3)	(1)	(5)
Inter-segment reimbursement associated with reserve
financing and LOC expenses (3)	(3)	(3)	(6)	(6)
Total other expenses	$18	$7	$41	$16

(1)Includes expenses that are corporate in nature including charitable contributions, the portion of our deferred compensation plan expense attributable to participants’ selection of LNC stock as the measure for their investment return and other expenses not allocated to our business segments.

(2)Includes state guaranty funds assessments to cover losses to contract holders of insolvent or rehabilitated insurance companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.

(3)Consists of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its use of LOCs.

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

For the Three			For the Six
Months Ended			Months Ended
June 30,			June 30,
2019		2018	2019	2018
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$44	$46	$82	$94
Total excluded realized gain (loss)	(161)	(53)	(562)	(89)
Total realized gain (loss), pre-tax	$(117)	$(7)	$(480)	$5

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(128)	$(41)	$(443)	$(69)
Benefit ratio unlocking	46	7	188	(3)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(82)	$(34)	$(255)	$(72)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(9)	$(10)	$(30)	$(27)
Gain (loss) on the mark-to-market on certain instruments (2)	(28)	19	(116)	21
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(19)	(42)	(33)	(67)
GLB NPR component	(2)	2	(30)	7
Total variable annuity net derivatives results	(21)	(40)	(63)	(60)
Indexed annuity forward-starting option	(24)	(3)	(46)	(6)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(82)	$(34)	$(255)	$(72)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)As of June 30, 2019, the Modco investment portfolio included fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss).  We expect the Modco investments classified as AFS will be sold and replaced with securities classified as trading securities, with changes in fair value recorded in realized gain (loss), consistent with the recorded fair value changes in the Modco embedded derivatives. See Note 8 for more information.

Comparison of the Three Months Ended June 30, 2019 to 2018

We had higher realized losses due primarily to the following:

•Losses due primarily to unfavorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

•Higher losses on indexed annuity forward starting option due to a decrease in discount rates and growth in new business.

•Favorable variable annuity net derivatives results attributable to favorable hedge program performance due to less volatile capital markets, partially offset by unfavorable GLB non-performance risk (“NPR”) component due to a narrowing of our credit spread.

Comparison of the Six Months Ended June 30, 2019 to 2018

We had higher realized losses due primarily to the following:

•Losses due primarily to unfavorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

•Higher losses on indexed annuity forward starting option due to a decrease in discount rates and growth in new business.

•Unfavorable variable annuity net derivatives results attributable to unfavorable GLB NPR component due to a narrowing of our credit spread, partially offset by favorable hedge program performance due to less volatile capital markets.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Variable annuity hedge program assets (liabilities)	$2,418	$1,967	$2,357	$770	$1,094

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$211	$578	$252	$1,630	$1,288
NPR	(101)	(98)	(57)	(140)	(131)
Embedded derivative reserves	110	480	195	1,490	1,157
Insurance benefit reserves	(911)	(916)	(1,060)	(757)	(781)
Total variable annuity reserves – asset (liability)	$(801)	$(436)	$(865)	$733	$376

10-year credit default swap (“CDS”) spread	1.17%	1.43%	1.67%	1.35%	1.24%
NPR factor related to 10-year CDS spread	0.15%	0.18%	0.25%	0.18%	0.18%

(1)Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Investments
Fixed maturity AFS securities	$99,733	$94,024	78.9%	81.6%
Trading securities	4,522	1,950	3.6%	1.7%
Equity securities	196	99	0.1%	0.1%
Mortgage loans on real estate	15,090	13,260	11.9%	11.5%
Real estate	12	12	0.0%	0.0%
Policy loans	2,484	2,509	2.0%	2.2%
Derivative investments	1,510	1,107	1.2%	1.0%
Alternative investments	1,870	1,725	1.5%	1.4%
Other investments	963	530	0.8%	0.5%
Total investments	$126,380	$115,216	100.0%	100.0%

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

	As of June 30, 2019
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,716	$1,264	$59	$14,921	15.0%
Basic industry	4,440	378	22	4,796	4.8%
Capital goods	6,461	577	22	7,016	7.0%
Communications	4,460	496	12	4,944	5.0%
Consumer cyclical	5,219	413	22	5,610	5.6%
Consumer non-cyclical	13,936	1,336	76	15,196	15.2%
Energy	5,853	531	60	6,324	6.3%
Technology	3,609	266	3	3,872	3.9%
Transportation	3,246	244	6	3,484	3.5%
Industrial other	1,513	73	4	1,582	1.6%
Utilities	13,388	1,490	31	14,847	14.9%
Government related entities	1,965	259	26	2,198	2.2%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,806	108	10	1,904	1.9%
Non-agency backed	622	54	(21)	697	0.7%
Mortgage pass through securities ("MPTS"):
Agency backed	661	31	1	691	0.7%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	1	-	21	0.0%
Non-agency backed	900	40	(4)	944	1.0%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	2,415	9	7	2,417	2.4%
Commercial real estate ("CRE")
collateralized debt obligations ("CDOs")	3	-	(5)	8	0.0%
Credit card	77	23	1	99	0.1%
Equipment receivables	22	-	-	22	0.0%
Home equity	402	18	(17)	437	0.4%
Manufactured housing	9	1	-	10	0.0%
Student loans	36	1	-	37	0.1%
Other	496	16	-	512	0.5%
Municipals:
Taxable	4,492	1,061	4	5,549	5.6%
Tax-exempt	102	18	-	120	0.1%
Government:
United States	381	49	-	430	0.4%
Foreign	380	60	-	440	0.5%
Hybrid and redeemable preferred securities	560	70	25	605	0.6%
Total fixed maturity AFS securities	91,190	8,887	344	99,733	100.0%
Trading Securities (2)	4,227	299	4	4,522
Equity Securities	205	3	12	196
Total fixed maturity AFS, trading and equity securities	$95,622	$9,189	$360	$104,451

	As of December 31, 2018
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,762	$465	$352	$13,875	14.8%
Basic industry	4,542	137	152	4,527	4.8%
Capital goods	6,531	236	182	6,585	7.0%
Communications	4,686	210	133	4,763	5.1%
Consumer cyclical	5,475	160	180	5,455	5.8%
Consumer non-cyclical	14,307	543	507	14,343	15.3%
Energy	6,383	217	227	6,373	6.8%
Technology	3,698	64	81	3,681	3.9%
Transportation	3,289	91	99	3,281	3.5%
Industrial other	1,328	24	30	1,322	1.4%
Utilities	13,330	692	249	13,773	14.6%
Government related entities	2,292	141	63	2,370	2.5%
CMOs:
Agency backed	1,747	52	56	1,743	1.9%
Non-agency backed	732	48	(13)	793	0.8%
MPTS:
Agency backed	829	18	10	837	0.9%
CMBS:
Agency backed	20	-	-	20	0.0%
Non-agency backed	791	6	13	784	0.8%
ABS:
CLOs	1,738	3	24	1,717	1.8%
CRE CDOs	8	-	(5)	13	0.0%
Credit card	78	16	-	94	0.1%
Equipment receivables	37	1	-	38	0.0%
Home equity	508	17	(9)	534	0.6%
Manufactured housing	15	1	-	16	0.0%
Student loans	38	-	-	38	0.0%
Other	240	7	1	246	0.3%
Municipals:
Taxable	4,551	711	18	5,244	5.6%
Tax-exempt	96	5	-	101	0.1%
Government:
United States	390	29	2	417	0.5%
Foreign	406	42	-	448	0.5%
Hybrid and redeemable preferred securities	582	45	34	593	0.6%
Total fixed maturity AFS securities	92,429	3,981	2,386	94,024	100.0%
Trading Securities (2)	1,823	137	10	1,950
Equity Securities	116	1	18	99
Total fixed maturity AFS, trading and equity securities	$94,368	$4,119	$2,414	$96,073

(1)Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

(2)Certain of our trading securities support our Modco reinsurance agreements and the investment results are passed directly to the reinsurers. Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2018 Form 10-K for further details.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2019			As of December 31, 2018
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$48,948	$54,622	54.8%	$49,086	$51,118	54.4%
2	BBB	38,728	41,639	41.7%	39,872	39,641	42.1%
Total investment grade securities		87,676	96,261	96.5%	88,958	90,759	96.5%

Below Investment Grade Securities
3	BB	2,535	2,546	2.6%	2,565	2,448	2.6%
4	B	740	711	0.7%	803	741	0.8%
5	CCC and lower	174	151	0.1%	95	63	0.1%
6	In or near default	65	64	0.1%	8	13	0.0%
Total below investment grade securities		3,514	3,472	3.5%	3,471	3,265	3.5%
Total fixed maturity AFS securities		$91,190	$99,733	100.0%	$92,429	$94,024	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.9%	3.5%		3.8%	3.5%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of June 30, 2019.

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

As of June 30, 2019, and December 31, 2018, 86% and 95%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on fixed maturity AFS securities as of June 30, 2019, decreased by $2.0 billion since December 31, 2018. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

As more fully described in Note 1 in our 2018 Form 10-K, we regularly review our investment holdings for OTTI. We concluded the unrealized loss position as of June 30, 2019, does not represent OTTI as: (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities. This conclusion is consistent with our asset-liability management process. Management considers the following as part of the evaluation of OTTI:

•The current economic environment and market conditions;

•Our business strategy and current business plans;

•The nature and type of security, including expected maturities and exposure to general credit, liquidity, market and interest rate risk;

•Our analysis of data from financial models and other internal and industry sources to evaluate the current effectiveness of our hedging and overall risk management strategies;

•The current and expected timing of contractual maturities of our assets and liabilities, expectations of prepayments on investments and expectations for surrenders and withdrawals of life insurance policies and annuity contracts;

•The capital risk limits approved by management; and

•Our current financial condition and liquidity demands.

To determine the recoverability of a debt security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•Historical and implied volatility of the security;

•Length of time and extent to which the fair value has been less than amortized cost;

•Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•Failure, if any, of the issuer of the security to make scheduled payments; and

•Recoveries or additional declines in fair value subsequent to the balance sheet date.

As reported on our Consolidated Balance Sheets, we had $129.7 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $112.4 billion as of June 30, 2019. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $90.7 billion as of June 30, 2019, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2018 Form 10-K and Note 5 herein for additional discussion.

As of June 30, 2019, and December 31, 2018, the estimated fair value for our privately placed fixed maturity AFS securities was $16.6 billion and $15.3 billion, respectively, representing 13% of total invested assets.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2018 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

The market value of fixed maturity AFS and trading securities backed by subprime loans was $400 million and represented less than 1% of our total investment portfolio as of June 30, 2019. Fixed maturity AFS securities represented $384 million, or 96%, and trading securities represented $16 million, or 4%, of the subprime exposure as of June 30, 2019. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2019:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$2,467	$2,595	$216	$236	$155	$175	$251	$286	$3,089	$3,292
ABS home equity	1	1	38	40	55	60	308	336	402	437
Total by type (2)(3)	$2,468	$2,596	$254	$276	$210	$235	$559	$622	$3,491	$3,729

Rating
AAA	$2,138	$2,248	$-	$-	$-	$-	$7	$7	$2,145	$2,255
AA	330	348	7	8	12	12	15	15	364	383
A	-	-	38	38	7	7	58	60	103	105
BBB	-	-	4	4	15	16	15	17	34	37
BB and below	-	-	205	226	176	200	464	523	845	949
Total by rating (2)(3)(4)	$2,468	$2,596	$254	$276	$210	$235	$559	$622	$3,491	$3,729

Origination Year
2009 and prior	$564	$621	$238	$260	$209	$234	$559	$622	$1,570	$1,737
2010	220	237	-	-	-	-	-	-	220	237
2011	106	110	-	-	-	-	-	-	106	110
2012	35	35	-	-	-	-	-	-	35	35
2013	199	206	-	-	-	-	-	-	199	206
2014	68	74	1	1	-	-	-	-	69	75
2015	154	162	15	15	-	-	-	-	169	177
2016	562	557	-	-	1	1	-	-	563	558
2017	281	293	-	-	-	-	-	-	281	293
2018	215	234	-	-	-	-	-	-	215	234
2019	64	67	-	-	-	-	-	-	64	67
Total by origination
year (2)(3)	$2,468	$2,596	$254	$276	$210	$235	$559	$622	$3,491	$3,729

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									3.8%	3.7%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									1.1%	1.1%

(1)Includes the amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $207 million and $238 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $155 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $155 million in trading securities consisted of $139 million prime, $1 million Alt-A and $15 million subprime.

(3)Does not include the fair value of trading securities totaling $161 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $161 million in trading securities consisted of $144 million prime, $1 million Alt-A and $16 million subprime.

(4)Based upon the rating designations determined and provided by the major credit rating agencies (Fitch, Moody’s and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

None of these investments included any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative asset portfolio.

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2019:

	Multiple Property		Single Property		CRE CDOs		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
CMBS	$905	$948	$15	$17	$-	$-	$920	$965
CRE CDOs	-	-	-	-	3	8	3	8
Total by type (1)(2)	$905	$948	$15	$17	$3	$8	$923	$973

Rating
AAA	$894	$933	$4	$4	$-	$-	$898	$937
AA	9	9	6	7	-	-	15	16
A	-	-	5	6	-	-	5	6
BB and below	2	6	-	-	3	8	5	14
Total by rating (1)(2)(3)	$905	$948	$15	$17	$3	$8	$923	$973

Origination Year
2009 and prior	$16	$22	$11	$13	$3	$8	$30	$43
2010	3	3	-	-	-	-	3	3
2011	10	10	-	-	-	-	10	10
2012	27	28	-	-	-	-	27	28
2013	155	158	-	-	-	-	155	158
2015	10	11	-	-	-	-	10	11
2016	87	88	4	4	-	-	91	92
2017	323	336	-	-	-	-	323	336
2018	164	177	-	-	-	-	164	177
2019	110	115	-	-	-	-	110	115
Total by origination year (1)(2)	$905	$948	$15	$17	$3	$8	$923	$973

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities							1.0%	1.0%

(1)Does not include the amortized cost of trading securities totaling $66 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  These trading securities consisted entirely of CMBS.

(2)Does not include the fair value of trading securities totaling $69 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  These trading securities consisted entirely of CMBS.

(3)Based upon the rating designations determined and provided by the major credit rating agencies (Fitch, Moody’s and S&P). For securities where the ratings assigned by the major credit agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

As of June 30, 2019, the amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $373 million and $423 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of June 30, 2019, was as follows:

				%
			Gross	Gross
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Losses	Losses	Fair	Fair
	Cost	Cost	and OTTI	and OTTI	Value	Value
Banking	$398	4.2%	$59	14.4%	$339	3.7%
Oil field services	152	1.6%	31	7.6%	121	1.3%
Pharmaceuticals	492	5.2%	31	7.6%	461	5.1%
Chemicals	425	4.5%	19	4.6%	406	4.4%
Government owned, no guarantee	108	1.1%	18	4.4%	90	1.0%
Food and beverage	595	6.3%	18	4.4%	577	6.4%
ABS	809	8.5%	16	3.9%	793	8.7%
Independent	266	2.8%	15	3.7%	251	2.8%
Electric	571	6.0%	14	3.4%	557	6.1%
Diversified manufacturing	395	4.2%	14	3.4%	381	4.2%
Healthcare	466	4.9%	13	3.2%	453	5.0%
Integrated	73	0.8%	10	2.4%	63	0.7%
Property and casualty	99	1.0%	8	2.0%	91	1.0%
Sovereign	34	0.4%	8	2.0%	26	0.3%
Utility - other	231	2.4%	8	2.0%	223	2.5%
Conventional RMBS	268	2.8%	8	2.0%	260	2.9%
Consumer products	166	1.7%	8	2.0%	158	1.7%
Utility project finance	158	1.6%	8	2.0%	150	1.6%
Media - entertainment	120	1.3%	6	1.5%	114	1.3%
Tobacco	127	1.3%	6	1.5%	121	1.3%
Health insurance	189	2.0%	6	1.5%	183	2.0%
Automotive	168	1.8%	6	1.5%	162	1.8%
Local authorities	206	2.2%	5	1.2%	201	2.2%
Industries with unrealized losses
less than $5 million	2,978	31.4%	73	17.8%	2,905	32.0%
Total by industry	$9,494	100.0%	$408	100.0%	$9,086	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	10.4%		100.0%		9.1%

As of June 30, 2019, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $57 million and $49 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2019
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$14,419	$666	$15,085	100.0%
Delinquent (1)	-	6	6	0.0%
Foreclosure (2)	-	1	1	0.0%
General valuation allowance	-	(2)	(2)	0.0%
Total mortgage loans on real estate	$14,419	$671	$15,090	100.0%

	As of December 31, 2018
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$13,012	$247	$13,259	100.0%
Delinquent (1)	-	1	1	0.0%
Foreclosure (2)	-	-	-	0.0%
Total mortgage loans on real estate	$13,012	$248	$13,260	100.0%

(1)As of June 30, 2019, four commercial loans and nine residential loans were delinquent. As of December 31, 2018, nine commercial loans and two residential loans were delinquent.

(2)As of June 30, 2019, nine residential loans were in foreclosure. As of December 31, 2018, there were no mortgage loans in foreclosure.

As of June 30, 2019, and December 31, 2018, there were no specifically identified impaired commercial or residential mortgage loans on real estate. The total outstanding principal and interest on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2019, and December 31, 2018, was $7 million and $1 million, respectively. See Note 1 in our 2018 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2019	2018
Segment
Annuities	$4,757	$3,962
Retirement Plan Services	3,811	3,599
Life Insurance	4,078	3,829
Group Protection	1,214	1,089
Other Operations	1,230	781
Total mortgage loans on real estate	$15,090	$13,260

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of June 30, 2019			As of June 30, 2019
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$4,614	32.0%	CA	$3,283	22.8%
Office building	3,513	24.4%	TX	1,751	12.2%
Industrial	2,722	18.9%	NY	738	5.1%
Retail	2,502	17.3%	FL	696	4.8%
Other commercial	623	4.3%	MD	693	4.8%
Mixed use	246	1.7%	GA	692	4.8%
Hotel/motel	199	1.4%	OH	531	3.7%
Total	$14,419	100.0%	WA	510	3.5%
Geographic Region			PA	508	3.5%
Pacific	$4,113	28.5%	TN	498	3.5%
South Atlantic	3,348	23.2%	VA	481	3.3%
West South Central	1,861	12.9%	NC	394	2.7%
East North Central	1,418	9.8%	IL	344	2.4%
Middle Atlantic	1,386	9.6%	WI	331	2.3%
Mountain	753	5.2%	OR	320	2.2%
East South Central	640	4.4%	AZ	298	2.1%
West North Central	500	3.5%	MA	278	1.9%
New England	400	2.9%	All other states	2,073	14.4%
Total	$14,419	100.0%	Total	$14,419	100.0%

The following tables show the principal amount (in millions) of our commercial and residential mortgage loans by origination year and by year in which the principal is contractually obligated to be repaid:

	As of June 30, 2019
	Commercial	Residential	Total	%
Origination Year
2014 and prior	$4,119	$-	$4,119	27.3%
2015	1,813	-	1,813	12.0%
2016	2,010	-	2,010	13.3%
2017	2,040	-	2,040	13.5%
2018	2,670	282	2,952	19.6%
2019	1,784	370	2,154	14.3%
Total	$14,436	$652	$15,088	100.0%

	As of June 30, 2019
	Commercial	Residential	Total	%
Principal Repayment Year
2019	$239	$4	$243	1.6%
2020	566	7	573	3.8%
2021	946	7	953	6.3%
2022	954	8	962	6.4%
2023	893	8	901	6.0%
2024 and thereafter	10,838	618	11,456	75.9%
Total	$14,436	$652	$15,088	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Annuities	$7	$3	$8	$9
Retirement Plan Services	4	2	5	5
Life Insurance	52	13	53	41
Group Protection	5	2	5	4
Other Operations	2	-	2	2
Total (1)	$70	$20	$73	$61

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2019, and December 31, 2018, alternative investments included investments in 248 and 237 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of June 30, 2019, and December 31, 2018, was $8 million and $7 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Investment Income
Fixed maturity AFS securities	$1,073	$1,045	$2,146	$2,087
Trading securities	48	20	82	43
Equity securities	1	-	2	1
Mortgage loans on real estate	154	122	295	236
Policy loans	32	34	64	67
Invested cash	10	5	17	11
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	23	24	38	42
Alternative investments (2)	70	20	73	61
Consent fees	2	2	3	2
Other investments	7	5	14	8
Investment income	1,420	1,277	2,734	2,558
Investment expense	(65)	(45)	(128)	(93)
Net investment income	$1,355	$1,232	$2,606	$2,465

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.35%	4.46%	4.33%	4.48%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.08%	0.09%	0.07%	0.08%
Alternative investments	0.24%	0.08%	0.13%	0.12%
Net investment income yield on invested assets	4.67%	4.63%	4.53%	4.68%

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average invested assets at amortized cost	$115,978	$106,436	$115,027	$105,407

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fixed maturity AFS securities:
Gross gains	$20	$1	$32	$16
Gross losses	(17)	(11)	(44)	(42)
Gross OTTI	(5)	(1)	(13)	(3)
Gain (loss) on other investments (1)	(4)	4	1	6
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(5)	(6)	(7)	(11)
Total realized gain (loss) related to
certain investments	$(11)	$(13)	$(31)	$(34)

(1)Includes market adjustments on equity securities still held of $2 million and $8 million for the three and six months ended June 30, 2019, respectively, and $2 million for the three and six months ended June 30, 2018.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. During the first six months of 2019 and 2018, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as fixed maturity AFS. We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the fixed maturity AFS classification.

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

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(5)	$(1)	$(11)	$(3)
ABS	-	-	(1)	-
RMBS	-	-	(1)	-
Gross OTTI recognized in net income (loss)	(5)	(1)	(13)	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	1	-
Net OTTI recognized in net income (loss)	$(4)	$(1)	$(12)	$(3)

OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$-	$16	$-
Change in DAC, VOBA, DSI and DFEL	-	-	(1)	-
Net OTTI recognized in OCI	$-	$-	$15	$-

The $13 million of impairments recognized in net income during the six months ended June 30, 2019, were all credit-related impairments. The increase in write-downs for OTTI when comparing the six months ended June 30, 2019, to the corresponding period in 2018 was primarily attributable to the destabilization of certain corporate holdings as well as certain ABS and RMBS holdings.

The increase in OTTI recognized in OCI when comparing the six months ended June 30, 2019, to the corresponding period in 2018 was primarily attributable to the fair values and recovery values being less aligned on impaired securities resulting in an increase of the non-credit portion of the impairment.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided (used) cash of $(2.6) billion and $632 million for the six months ended June 30, 2019 and 2018, respectively. The use of cash flows from operating activities for the six months ended June 30, 2019, was primarily driven by purchases of trading securities in repositioning a portion of a Modco investment portfolio from AFS securities to trading securities. As a result, the cash outflows from operating activities were largely offset by sales of AFS securities within investing activities. See Note 8 for more information. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Dividends from Subsidiaries
The Lincoln National Life Insurance Company (“LNL”)	$200	$-	$400	$-
Lincoln National Reinsurance Company (Barbados) Limited	35	-	85	-
Total dividends from subsidiaries	$235	$-	$485	$-

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$32	$30	$47	$61

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$2	$1	$(10)	$2

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2018 Form 10-K, our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of June 30, 2019, was approximately $2.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in the fourth quarter of 2019 and $1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 13 in our 2018 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.1 billion to finance a portion of the excess reserves as of June 30, 2019; of this amount, $2.1 billion involve exposure to VIEs. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2018 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. While we believe we have sufficient capital to support the statutory reserves on this business, an inability to obtain efficient capital market solutions could affect our returns on these types of products.

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

Details underlying debt and financing activities (in millions) for the six months ended June 30, 2019, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$-	$-	$-	$-	$300	$300

Long-Term Debt
Senior notes	$4,432	$-	$-	$83	$(301)	$4,214
Bank borrowing	200	-	-	-	-	200
Capital securities (2)	1,207	-	-	-	-	1,207
Total long-term debt	$5,839	$-	$-	$83	$(301)	$5,621

(1)Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

As of June 30, 2019, the holding company had available liquidity of $474 million. Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

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

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of June 30, 2019. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2018 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2018 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2018 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of June 30, 2019, the holding company had a net outstanding receivable (payable) of $(285) million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of June 30, 2019. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2019, our insurance subsidiaries had investments with a carrying value of $4.5 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the six months ended June 30, 2019, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Dividends to common stockholders	$75	$72	$150	$144
Repurchase of common stock	150	100	390	100
Total cash returned to stockholders	$225	$172	$540	$244

Number of shares repurchased	2.3	1.5	6.2	1.5

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

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Debt service (interest paid)	$84	$69	$145	$141
Capital contribution to subsidiaries	-	500	-	502
Total	$84	$569	$145	$643

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

In 2018, we made an investment in our Group Protection business through our acquisition of Liberty Life, a subsidiary of LNL, which affected our liquidity and capital position. For additional information on our acquisition, see “Introduction – Executive Summary” above and Note 3 herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. As of June 30, 2019, there have been no material changes in our economic exposure to these market risks since December 31, 2018. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Cost of Insurance Litigation

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. Plaintiff seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and which contain non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policies. Plaintiff also seeks to represent a sub-class of such policyholders who own or owned “life insurance policies issued in the State of New York.” Plaintiff seeks damages on behalf of the policyholder class and sub-class. We are vigorously defending this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the Company during the quarter ended June 30, 2019 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
4/1/19 – 4/30/19	681,431	$64.60	681,431	$543

5/1/19 – 5/31/19	1,631,965	64.96	1,631,965	437

6/1/19 – 6/30/19	-	-	-	437

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended June 30, 2019, there were 2,313,396 shares purchased as part of publicly announced plans or programs.

(2)On November 8, 2018, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.25 billion.  As of June 30, 2019, our remaining security repurchase authorization was $437 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 97, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2019

10.1

Credit Agreement, dated as of July 31, 2019, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, Bank of America, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on July 31, 2019.

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
Dated: August 1, 2019