Form 10-Q
period 2019-09-30
LINCOLN NATIONAL CORP
filed 2019-10-31
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of October 28, 2019, there were 198,330,603 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value (amortized cost: 2019 – $92,192; 2018 – $92,429)	$103,659	$94,024
Trading securities	4,691	1,950
Equity securities	158	99
Mortgage loans on real estate	15,947	13,260
Policy loans	2,475	2,509
Derivative investments	2,201	1,107
Other investments	3,389	2,267
Total investments	132,520	115,216
Cash and invested cash	2,939	2,345
Deferred acquisition costs and value of business acquired	7,492	10,264
Premiums and fees receivable	440	570
Accrued investment income	1,182	1,119
Reinsurance recoverables	17,353	17,748
Funds withheld reinsurance assets	543	557
Goodwill	1,778	1,782
Other assets	15,939	15,713
Separate account assets	145,092	132,833
Total assets	$325,278	$298,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$36,108	$34,648
Other contract holder funds	95,283	91,233
Short-term debt	300	-
Long-term debt	6,070	5,839
Reinsurance related embedded derivatives	339	3
Funds withheld reinsurance liabilities	1,817	1,740
Payables for collateral on investments	5,528	4,805
Other liabilities	14,742	12,696
Separate account liabilities	145,092	132,833
Total liabilities	305,279	283,797

Contingencies and Commitments (See Note 12)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 198,327,250 and 205,862,760 shares
issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	5,192	5,392
Retained earnings	8,559	8,551
Accumulated other comprehensive income (loss)	6,248	407
Total stockholders’ equity	19,999	14,350
Total liabilities and stockholders’ equity	$325,278	$298,147

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Insurance premiums	$1,325	$1,323	$4,170	$3,265
Fee income	1,934	1,550	4,925	4,475
Net investment income	1,235	1,271	3,842	3,736
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(2)	(2)	(29)	(5)
Portion of loss recognized in other comprehensive income	-	-	15	-
Net other-than-temporary impairment losses on securities
recognized in earnings	(2)	(2)	(14)	(5)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(9)	(53)	(477)	(46)
Total realized gain (loss)	(11)	(55)	(491)	(51)
Amortization of deferred gain on business sold through reinsurance	8	-	23	1
Other revenues	147	175	444	467
Total revenues	4,638	4,264	12,913	11,893
Expenses
Interest credited	705	652	2,063	1,952
Benefits	2,502	1,626	6,112	4,646
Commissions and other expenses	1,552	1,367	3,999	3,600
Interest and debt expense	113	69	254	228
Strategic digitization expense	16	18	47	49
Total expenses	4,888	3,732	12,475	10,475
Income (loss) before taxes	(250)	532	438	1,418
Federal income tax expense (benefit)	(89)	42	(16)	176
Net income (loss)	(161)	490	454	1,242
Other comprehensive income (loss), net of tax	1,912	(365)	5,841	(3,036)
Comprehensive income (loss)	$1,751	$125	$6,295	$(1,794)

Net Income (Loss) Per Common Share
Basic	$(0.81)	$2.27	$2.25	$5.71
Diluted	(0.83)	2.24	2.24	5.59

Cash Dividends Declared Per Common Share	$0.37	$0.33	$1.11	$0.99

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Common Stock
Balance as of beginning-of-period	$5,241	$5,674	$5,392	$5,693
Stock compensation/issued for benefit plans	17	14	28	33
Retirement of common stock/cancellation of shares	(66)	(69)	(228)	(107)
Balance as of end-of-period	5,192	5,619	5,192	5,619

Retained Earnings
Balance as of beginning-of-period	8,878	8,302	8,551	8,399
Cumulative effect from adoption of new accounting standards	-	-	-	(642)
Net income (loss)	(161)	490	454	1,242
Retirement of common stock	(84)	(106)	(222)	(168)
Common stock dividends declared	(74)	(71)	(224)	(216)
Balance as of end-of-period	8,559	8,615	8,559	8,615

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	4,336	1,201	407	3,230
Cumulative effect from adoption of new accounting standards	-	-	-	642
Other comprehensive income (loss), net of tax	1,912	(365)	5,841	(3,036)
Balance as of end-of-period	6,248	836	6,248	836
Total stockholders’ equity as of end-of-period	$19,999	$15,070	$19,999	$15,070

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$454	$1,242
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(246)	86
Trading securities purchases, sales and maturities, net	(2,539)	162
Change in premiums and fees receivable	130	(109)
Change in accrued investment income	(63)	(66)
Change in future contract benefits and other contract holder funds	(600)	(997)
Change in reinsurance related assets and liabilities	(488)	426
Change in accrued expenses	(10)	73
Change in federal income tax accruals	(231)	86
Realized (gain) loss	491	51
Amortization of deferred gain on business sold through reinsurance	(23)	(1)
Other	268	81
Net cash provided by (used in) operating activities	(2,857)	1,034

Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,315)	(8,816)
Sales of available-for-sale securities and equity securities	6,480	2,678
Maturities of available-for-sale securities	5,027	4,714
Purchase of common stock in acquisition, net of cash acquired	-	(1,410)
Sale of business, net	-	(12)
Purchases of alternative investments	(344)	(234)
Sales and repayments of alternative investments	104	115
Issuance of mortgage loans on real estate	(3,459)	(2,035)
Repayment and maturities of mortgage loans on real estate	758	842
Issuance and repayment of policy loans, net	35	40
Net change in collateral on investments, derivatives and related settlements	623	22
Other	(194)	(144)
Net cash provided by (used in) investing activities	(2,285)	(4,240)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(108)	(537)
Issuance of long-term debt, net of issuance costs	495	1,094
Payment related to early extinguishment of debt	(42)	(23)
Proceeds from sale-leaseback transactions	-	51
Proceeds from certain financing arrangements	50	-
Deposits of fixed account values, including the fixed portion of variable	11,564	9,426
Withdrawals of fixed account values, including the fixed portion of variable	(4,384)	(4,466)
Transfers to and from separate accounts, net	(1,142)	(2,008)
Common stock issued for benefit plans	(20)	(7)
Repurchase of common stock	(450)	(275)
Dividends paid to common stockholders	(227)	(217)
Net cash provided by (used in) financing activities	5,736	3,038

Net increase (decrease) in cash, invested cash and restricted cash	594	(168)
Cash, invested cash and restricted cash as of beginning-of-year	2,345	1,628
Cash, invested cash and restricted cash as of end-of-period	$2,939	$1,460

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. As discussed in Note 3, on May 1, 2018, LNC and The Lincoln National Life Insurance Company (“LNL”) completed the acquisition of Liberty Life Assurance Company of Boston (“Liberty Life”), which effective September 1, 2019, is now known as Lincoln Life Assurance Company of Boston. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2018 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. All material inter-company accounts and transactions have been eliminated in consolidation.

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

January 1, 2019

We adopted this standard and all related amendments, which resulted in the recognition of $207 million in ROU assets and $214 million in operating lease liabilities reported in other assets and other liabilities, respectively, on our Consolidated Balance Sheets as of January 1, 2019. Comparative periods continue to be measured and presented under historical guidance, and only the period of adoption is subject to this ASU. Also, on transition, we have elected not to reassess: 1) whether expired or existing contracts contain a lease under the new definition of a lease; 2) lease classification for expired or existing leases; and 3) whether previously capitalized initial direct costs would qualify for capitalization under this ASU. Additionally, there is not a significant difference in our pattern of lease expense recognition under this ASU, and there is no impact on cash flows. For more information, see Note 12.

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

January 1, 2020

We continue to evaluate the impact of adopting this ASU on our consolidated financial condition and results of operations. We are in the process of finalizing the development of our credit loss models for commercial and residential mortgage loans, as well as reinsurance recoverables, and preparing for the implementation of necessary changes to our processes, systems and controls. We continue to make significant progress in accounting policy documentation and model and systems testing and validation work.

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments

These amendments clarify the measurement, recognition and presentation of the allowance for credit losses on accrued interest receivable balances; the inclusion of recoveries when estimating the allowance for credit losses; the inclusion of all Accounting Standards Codification (“ASC”) Topic 944 – Financial Services – Insurance reinsurance recoverables within the scope of ASC 326-20; and provide additional targeted clarifications on the calculation of the allowance for credit losses.

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

On October 16, 2019, the FASB approved their proposal to amend the effective date for large public SEC filers to January 1, 2022. The FASB is expected to issue a final amendment to the ASU later in 2019. Once amended, we will update our projected date of adoption accordingly.

		January 1, 2021	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Acquisition

On May 1, 2018, we completed the acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business (“Liberty Group Business”) and individual life and individual and group annuity business (the “Liberty Life Business”), from Liberty Mutual Insurance Company in a transaction accounted for under the acquisition method of accounting pursuant to Business Combinations Topic 805. The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings.

In connection with the acquisition and pursuant to the Master Transaction Agreement (“MTA”), dated January 18, 2018, which was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 22, 2018, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents (including administrative services agreements and transition services agreements) with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company, providing for the reinsurance and administration of the Liberty Life Business.

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

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2019			As of December 31, 2018
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Total return swap	1	$606	$-	1	$600	$-
Total assets	1	$606	$-	1	$600	$-

As of September 30, 2019, and December 31, 2018, there were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2 billion and $1.7 billion as of September 30, 2019, and December 31, 2018, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $14 million and $20 million as of September 30, 2019, and December 31, 2018, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the nine months ended September 30, 2019 and 2018, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of September 30, 2019.

5. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses and other-than-temporary impairment (“OTTI”) and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of September 30, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$78,301	$9,833	$220	$3	$87,911
U.S. government bonds	375	63	-	-	438
State and municipal bonds	4,528	1,274	2	-	5,800
Foreign government bonds	378	66	-	-	444
RMBS	3,041	229	1	(18)	3,287
CMBS	975	56	-	(1)	1,032
ABS	4,074	76	11	(33)	4,172
Hybrid and redeemable preferred securities	520	79	24	-	575
Total fixed maturity AFS securities	$92,192	$11,676	$258	$(49)	$103,659

	As of December 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,623	$2,980	$2,263	$(8)	$80,348
U.S. government bonds	390	29	2	-	417
State and municipal bonds	4,647	716	18	-	5,345
Foreign government bonds	406	42	-	-	448
RMBS	3,308	118	67	(14)	3,373
CMBS	811	6	16	(3)	804
ABS	2,662	45	30	(19)	2,696
Hybrid and redeemable preferred securities	582	45	34	-	593
Total fixed maturity AFS securities	$92,429	$3,981	$2,430	$(44)	$94,024

(1)Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2019, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,936	$2,911
Due after one year through five years	15,342	15,907
Due after five years through ten years	17,029	18,488
Due after ten years	48,795	57,862
Subtotal	84,102	95,168
Structured securities (RMBS, CMBS, ABS)	8,090	8,491
Total fixed maturity AFS securities	$92,192	$103,659

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of fixed maturity AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2019
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$1,743	$39	$1,735	$190	$3,478	$229
State and municipal bonds	138	2	4	-	142	2
RMBS	238	1	19	1	257	2
ABS	846	3	278	9	1,124	12
Hybrid and redeemable
preferred securities	-	-	113	24	113	24
Total fixed maturity AFS securities	$2,965	$45	$2,149	$224	$5,114	$269

Total number of fixed maturity AFS securities in an unrealized loss position						684

	As of December 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$32,493	$1,530	$7,228	$735	$39,721	$2,265
U.S. government bonds	70	1	23	1	93	2
State and municipal bonds	404	8	96	10	500	18
RMBS	472	10	863	60	1,335	70
CMBS	470	11	82	5	552	16
ABS	1,241	23	246	17	1,487	40
Hybrid and redeemable
preferred securities	96	6	133	28	229	34
Total fixed maturity AFS securities	$35,246	$1,589	$8,671	$856	$43,917	$2,445

Total number of fixed maturity AFS securities in an unrealized loss position						3,414

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2019
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$45	$19	$-	12
Six months or greater, but less than nine months	6	2	-	1
Nine months or greater, but less than twelve months	10	5	-	3
Twelve months or greater	167	95	9	35
Total	$228	$121	$9	51

	As of December 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$395	$124	$1	45
Six months or greater, but less than nine months	96	49	-	11
Nine months or greater, but less than twelve months	11	8	-	2
Twelve months or greater	143	74	8	32
Total	$645	$255	$9	90

(1)We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI. Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities decreased by $2.2 billion for the nine months ended September 30, 2019. As discussed further below, we believe the unrealized loss position as of September 30, 2019, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of September 30, 2019, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2019, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

As of September 30, 2019, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of September 30, 2019, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance as of beginning-of-period	$253	$375	$355	$378
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	1	2	12	4
Credit losses on securities for which an
OTTI was previously recognized	1	-	3	1
Decreases attributable to:
Securities sold, paid down or matured	(39)	(5)	(154)	(11)
Balance as of end-of-period	$216	$372	$216	$372

During the three and nine months ended September 30, 2019 and 2018, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security. The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Determination of Credit Losses on Corporate Bonds

As of September 30, 2019, and December 31, 2018, we reviewed our corporate bond portfolio for potential shortfalls in contractual principal and interest based on numerous subjective and objective inputs. The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near-term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service, are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2019, and December 31, 2018, 97% and 96%, respectively, of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2019, and December 31, 2018, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.1 billion and $3.2 billion, respectively, and a fair value of $3.1 billion and $3.0 billion, respectively. Based upon the analysis discussed above, we believe as of September 30, 2019, and December 31, 2018, that we would recover the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

As of September 30, 2019, and December 31, 2018, default rates were projected by considering underlying MBS and ABS loan performance and collateral type. Projected default rates on existing delinquencies vary depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history. Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2019			As of December 31, 2018
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$15,200	$690	$15,890	$13,029	$230	$13,259
30 to 59 days past due	25	10	35	-	9	9
60 to 89 days past due	-	10	10	-	1	1
90 or more days past due	1	8	9	-	-	-
Valuation allowance	-	(2)	(2)	-	-	-
Unamortized premium (discount)	(18)	23	5	(17)	8	(9)
Total carrying value	$15,208	$739	$15,947	$13,012	$248	$13,260

We have determined, based upon our portfolio experience and common industry practice, that our portfolio of residential mortgage loans (“RMLs”) are considered to be delinquent when the loan is greater than 90 days past due.  As of September 30, 2019, we had 16 residential mortgage loans that were delinquent and/or in foreclosure. As of December 31, 2018, we had no loans that were greater than 90 days past due or in foreclosure.

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

For our commercial mortgage loans, there was one specifically identified impaired loan with a carrying value of less than $1 million as of September 30, 2019. There were no specifically identified impaired commercial mortgage loans as of December 31, 2018.

For our residential mortgage loans, there were four specifically identified impaired loans with an aggregate carrying value of less than $1 million as of September 30, 2019. There were no specifically identified impaired residential mortgage loans as of December 31, 2018. The general allowance established on residential mortgage loans was $2 million and less than $1 million as of September 30, 2019 and December 31, 2018, respectively.

The changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance as of beginning-of-period	$-	$2	$-	$3
Additions	-	-	-	-
Charge-offs, net of recoveries	-	(1)	-	(2)
Balance as of end-of-period	$-	$1	$-	$1

Additional information related to impaired commercial mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average carrying value for impaired commercial
mortgage loans on real estate	$-	$5	$-	$6
Interest income recognized on impaired commercial
mortgage loans on real estate	-	-	-	-
Interest income collected on impaired commercial
mortgage loans on real estate	-	-	-	-

We use the loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of September 30, 2019			As of December 31, 2018
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$13,717	90.2%	2.32	$11,716	90.1%	2.30
65% to 74%	1,490	9.8%	1.78	1,238	9.5%	1.76
75% to 100%	1	0.0%	1.16	58	0.4%	0.95
Total	$15,208	100.0%		$13,012	100.0%

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying	% of	Carrying	% of
Performance Indicator	Value	Total	Value	Total
Performing	$731	98.9%	$247	99.6%
Nonperforming	8	1.1%	1	0.4%
Total	$739	100.0%	$248	100.0%

Our commercial mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 24% and 23% of commercial mortgage loans on real estate as of September 30, 2019, and December 31, 2018, respectively, and Texas, which accounted for 12% of commercial mortgage loans on real estate as of September 30, 2019, and December 31, 2018.

Our residential mortgage loan portfolio is geographically diversified throughout the U.S. with the largest concentrations in California, which accounted for 33% and 34% of residential mortgage loans on real estate as of September 30, 2019, and December 31, 2018, respectively, and Florida, which accounted for 20% and 19% of residential mortgage loans on real estate as of September 30, 2019, and December 31, 2018, respectively.

Alternative Investments

As of September 30, 2019, and December 31, 2018, alternative investments included investments in 259 and 237 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.

Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fixed maturity AFS securities:
Gross gains	$8	$14	$40	$30
Gross losses	(14)	(19)	(58)	(60)
Gross OTTI	(2)	(2)	(15)	(5)
Gain (loss) on other investments (1)	(22)	1	(21)	6
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	(5)	(12)	(16)
Total realized gain (loss) related to certain investments	(35)	(11)	(66)	(45)
Realized gain (loss) on the mark-to-market on certain
instruments (2)	22	(10)	(136)	14
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(21)	(7)	(97)	(14)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(2)	7	(2)
Variable annuity net derivatives results: (4)
Gross gain (loss)	28	(32)	(230)	(10)
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	7	31	6
Total realized gain (loss)	$(11)	$(55)	$(491)	$(51)

(1)Includes market adjustments on equity securities still held of $(17) million and $(11) million for the three and nine months ended September 30, 2019, respectively, and less than $1 million and $2 million for the three and nine months ended September 30, 2018, respectively.

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

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(2)	$(13)	$(4)
ABS	-	-	(1)	-
RMBS	-	-	(1)	(1)
Gross OTTI recognized in net income (loss)	(2)	(2)	(15)	(5)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	1	-
Net OTTI recognized in net income (loss)	$(2)	$(2)	$(14)	$(5)

OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$-	$16	$-
Change in DAC, VOBA, DSI and DFEL	-	-	(1)	-
Net OTTI recognized in OCI	$-	$-	$15	$-

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,688	$1,688	$637	$637
Securities pledged under securities lending agreements (2)	107	103	88	85
Securities pledged under repurchase agreements (3)	153	189	150	185
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,580	5,469	3,930	5,923
Total payables for collateral on investments	$5,528	$7,449	$4,805	$6,830

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2019	2018
Collateral payable for derivative investments	$1,051	$(399)
Securities pledged under securities lending agreements	19	(105)
Securities pledged under repurchase agreements	3	(381)
Investments pledged for FHLBI	(350)	680
Total increase (decrease) in payables for collateral on investments	$723	$(205)

We have elected not to offset our repurchase agreements and securities lending transactions in our financial statements. The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$107	$-	$-	$-	$107
Repurchase Agreements
Corporate bonds	-	-	153	-	153
Total gross secured borrowings	$107	$-	$153	$-	$260

	As of December 31, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$88	$-	$-	$-	$88
Repurchase Agreements
Corporate bonds	-	-	-	150	150
Total gross secured borrowings	$88	$-	$-	$150	$238

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2019, the fair value of all collateral received that we are permitted to sell or re-pledge was $178 million. As of September 30, 2019, we have re-pledged $178 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of September 30, 2019, our investment commitments were $1.9 billion, which included $960 million of LPs, $477 million of mortgage loans on real estate and $460 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2019, and December 31, 2018, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion and $1.4 billion, respectively, or 1% of our invested assets portfolio, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.3 billion or 1% of our invested assets portfolio. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2019, and December 31, 2018, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.3 billion and $14.2 billion, respectively, or 12% of our invested assets portfolio, and our investments in securities in the consumer non-cyclical industry with a fair value of $16.0 billion and $14.5 billion, respectively, or 12% and 13%, respectively, of our invested assets portfolio. These concentrations include fixed maturity AFS, trading and equity securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2019			As of December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,352	$197	$402	$2,741	$70	$9
Foreign currency contracts (1)	2,714	320	32	2,326	167	39
Total cash flow hedges	5,066	517	434	5,067	237	48
Fair value hedges:
Interest rate contracts (1)	1,261	160	244	1,268	55	137
Non-Qualifying Hedges
Interest rate contracts (1)	108,732	1,330	319	100,628	464	138
Foreign currency contracts (1)	333	4	1	47	-	-
Equity market contracts (1)	40,217	976	372	30,487	676	162
Embedded derivatives:
GLB direct (2) (3)	-	-	846	-	123	-
GLB ceded (2)	-	241	-	-	72	-
Reinsurance related (4)	-	-	339	-	-	3
Indexed annuity and IUL contracts (2) (5)	-	891	2,098	-	902	1,305
Total derivative instruments	$155,609	$4,119	$4,653	$137,497	$2,529	$1,793

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in other liabilities on our Consolidated Balance Sheets.

(4)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(5)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2019
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$10,664	$17,545	$54,294	$28,129	$1,713	$112,345
Foreign currency contracts (2)	290	318	863	1,520	56	3,047
Equity market contracts	26,976	6,529	3,448	13	3,251	40,217
Total derivative instruments
with notional amounts	$37,930	$24,392	$58,605	$29,662	$5,020	$155,609

(1)As of September 30, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of September 30, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was February 20, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	As of September 30, 2019

		Cumulative
		Fair Value Hedging
		Adjustment Included
	Amortized Cost	in the Amortized
	of the Hedged	Cost of the Hedged
	Assets (Liabilities)	Assets (Liabilities)
Line Items in which the Hedged Items are Recorded
Fixed maturity AFS securities, at fair value	$816	$240
Long-term debt (1)	(1,087)	(212)

(1)The balance includes $(119) million of unamortized adjustments from discontinued hedges as of September 30, 2019.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2019	2018
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$(29)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	-	(6)
Cash flow hedges:
Interest rate contracts	(266)	117
Foreign currency contracts	114	(19)
Change in foreign currency exchange rate adjustment	80	69
Change in DAC, VOBA, DSI and DFEL	(3)	8
Income tax benefit (expense)	15	(37)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	3
Interest rate contracts (2)	(2)	(6)
Foreign currency contracts (1)	25	18
Foreign currency contracts (3)	9	-
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(7)	(3)
Balance as of end-of-period	$53	$92

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended September 30, 2019
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(11)	$1,235	$113

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	44	(62)
Derivatives designated as hedging instruments	-	(44)	62
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	-	(1)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	5	10	-

Non-Qualifying Hedges
Interest rate contracts	699	-	-
Equity market contracts	173	-	-
Embedded derivatives:
GLB	(715)	-	-
Reinsurance related	(30)	-	-
Indexed annuity and IUL contracts	(23)	-	-

	Gain (Loss) Recognized in Income
	For the Nine Months Ended September 30, 2019
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(491)	$3,842	$254

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	101	(145)
Derivatives designated as hedging instruments	-	(101)	145
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	(2)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	9	25	-

Non-Qualifying Hedges
Interest rate contracts	1,625	-	-
Equity market contracts	(241)	-	-
Embedded derivatives:
GLB	(800)	-	-
Reinsurance Related	(336)	-	-
Indexed annuity and IUL contracts	(372)	-	-

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2018
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1	$3
Interest rate contracts (2)	(4)	(6)
Foreign currency contracts (1)	7	18
Total cash flow hedges	4	15
Fair value hedges:
Interest rate contracts (1)	(2)	(11)
Interest rate contracts (2)	5	11
Interest rate contracts (3)	17	64
Total fair value hedges	20	64
Non-Qualifying Hedges
Interest rate contracts (3)	(167)	(577)
Foreign currency contracts (3)	-	2
Equity market contracts (3)	(199)	(280)
Equity market contracts (4)	10	11
Embedded derivatives:
GLB (3)	333	603
Reinsurance related (3)	5	37
Indexed annuity and IUL contracts (3)	(164)	(175)
Total derivative instruments	$(158)	$(300)

(1)Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(4)Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2018
Offset to net investment income	$8	$21
Offset to interest and debt expense	(4)	(6)

As of September 30, 2019, $38 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2019 and 2018, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2019, and December 31, 2018, we did not have any exposure related to credit default swaps for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted-average life of the counterparty exposure less collateral held. As of September 30, 2019, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. As of September 30, 2019, and December 31, 2018, our exposure was zero.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2019		As of December 31, 2018
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$379	$(309)	$33	$(3)
A+	760	(421)	296	(96)
A	47	-	106	(56)
A-	26	-	4	-
BBB+	474	(87)	197	-
	$1,686	$(817)	$636	$(155)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of September 30, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,636	$1,132	$3,768
Gross amounts offset	(435)	-	(435)
Net amount of assets	2,201	1,132	3,333
Gross amounts not offset:
Cash collateral	(1,686)	-	(1,686)
Non-cash collateral	(183)	-	(183)
Net amount	$332	$1,132	$1,464

Financial Liabilities
Gross amount of recognized liabilities	$1,324	$3,283	$4,607
Gross amounts offset	(195)	-	(195)
Net amount of liabilities	1,129	3,283	4,412
Gross amounts not offset:
Cash collateral	(817)	-	(817)
Non-cash collateral	-	-	-
Net amount	$312	$3,283	$3,595

	As of December 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,330	$1,097	$2,427
Gross amounts offset	(223)	-	(223)
Net amount of assets	1,107	1,097	2,204
Gross amounts not offset:
Cash collateral	(636)	-	(636)
Non-cash collateral	(58)	-	(58)
Net amount	$413	$1,097	$1,510

Financial Liabilities
Gross amount of recognized liabilities	$784	$1,308	$2,092
Gross amounts offset	(103)	-	(103)
Net amount of liabilities	681	1,308	1,989
Gross amounts not offset:
Cash collateral	(155)	-	(155)
Non-cash collateral	(190)	-	(190)
Net amount	$336	$1,308	$1,644

7. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 36% and -4% for the three and nine months ended September 30, 2019, respectively, compared to 8% and 12%, respectively, for the corresponding periods in 2018. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits. For the three months ended September 30, 2019, the effective tax rate was higher than the marginal tax rate principally due to the effect of these preferential tax items being additive to the tax benefit at 21% from pre-tax losses associated with the third quarter annual comprehensive review of assumptions and unfavorable investment income on alternative investments. The effective tax rate for the nine months ended September 30, 2019, was also affected by these same pre-tax losses as well as realized losses and the associated tax benefit resulting from the application of the 21% corporate tax rate.

8. Reinsurance

Modified Coinsurance Reinsurance Transaction

Some portions of our annuity business have been reinsured on a modified coinsurance (“Modco”) basis with other companies. In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. to reinsure fixed and fixed indexed annuity products. We held investments of $7.2 billion as of September 30, 2019, in support of reserves associated with the transaction in a Modco portfolio. As of September 30, 2019, the portfolio included fixed maturity AFS securities, trading securities, equity securities, commercial mortgage loans, derivative investments, other investments, cash, accrued investment income and other assets that had carrying values of $2.7 billion, $3.3 billion, $64 million, $652 million, $114 million, $65 million, $167 million, $60 million and $60 million, respectively, as of September 30, 2019. In addition, the portfolio was supported by $210 million of over-collateralization and a $200 million letter of credit as of September 30, 2019.

In repositioning the Modco investment portfolio, purchases of securities classified as trading during 2019 primarily resulted in negative cash flows from operating activities that were largely offset by sales of securities classified as AFS within investing activities in our Consolidated Statements of Cash Flows.

See “Realized Gain (Loss)” in Note 5 for information on reinsurance related embedded derivatives.

9. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2019 (1)	2018 (1)
Return of Net Deposits
Total account value	$96,690	$89,783
Net amount at risk (2)	134	1,002
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$89	$88
Net amount at risk (2)	14	18
Average attained age of contract holders	77 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,594	$23,365
Net amount at risk (2)	496	2,007
Average attained age of contract holders	71 years	71 years

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

	For the Nine
	Months Ended
	September 30,
	2019	2018
Balance as of beginning-of-year	$161	$100
Changes in reserves	(16)	18
Benefits paid	(15)	(11)
Balance as of end-of-period	$130	$107

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2019	2018
Asset Type
Domestic equity	$60,018	$54,060
International equity	18,740	18,359
Fixed income	40,226	37,942
Total	$118,984	$110,361

Percent of total variable annuity separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% and 35% of total life insurance in-force reserves as of September 30, 2019, and December 31, 2018, respectively. UL and VUL products with secondary guarantees represented 25% and 28% of total life insurance sales for the three and nine months ended September 30, 2019, respectively, compared to 38% and 34%, respectively, for the corresponding periods in 2018.

10. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2019	2018
Balance as of beginning-of-year	$5,335	$2,222
Reinsurance recoverable	143	57
Net balance as of beginning-of-year	5,192	2,165
Business acquired (1)	-	2,842
Incurred related to:
Current year	2,370	1,640
Prior years:
Interest	117	85
All other incurred (2)	(203)	(159)
Total incurred	2,284	1,566
Paid related to:
Current year	(1,046)	(663)
Prior years	(1,091)	(796)
Total paid	(2,137)	(1,459)
Net balance as of end-of-period	5,339	5,114
Reinsurance recoverable	148	141
Balance as of end-of-period	$5,487	$5,255

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

11. Long-Term Debt

Changes in long-term debt, excluding current portion, (in millions) were as follows:

For the Nine
Months Ended
September 30,
2019
Balance as of beginning-of-year	$5,839
Senior notes issued:
3.05% notes, due 2030	500
Early extinguishment of senior notes:
4.85% notes, due 2021	(4)
6.15% notes, due 2036	(105)
Reclassification of long-term debt to current maturities	(300)
Unamortized debt issuance costs	(1)
Unamortized adjustments from discontinued hedges	(4)
Fair value hedge on interest rate swap agreements	145
Balance as of end-of-period	$6,070

Details underlying the recognition of a gain (loss) on the early extinguishment of debt (in millions) reported within interest expense on our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019, were as follows:

Principal balance outstanding prior to payoff (1)	$109
Unamortized debt issuance costs and discounts	(1)
Amount paid to retire debt	(150)
Gain (loss) on early extinguishment of debt, pre-tax	$(42)

(1)During the third quarter of 2019, we repurchased $105 million of our 6.15% senior notes due 2036 and $4 million of our 4.85% senior notes due 2021.

Credit Facilities and Letters of Credit

On July 31, 2019, we refinanced our existing credit facility with a syndicate of banks. This facility (the “credit facility”) allows for the issuance of LOCs and borrowing of up to $2.25 billion. The credit facility is unsecured and has a commitment termination date of July 31, 2024. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business.

The credit agreement governing the credit facility contains or includes:

•Customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets;

•Financial covenants including maintenance of a minimum consolidated net worth (as defined in the credit agreement) equal to the sum of $10.6 billion plus 50% of the aggregate net proceeds of equity issuances received by us as set forth in the credit agreement; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00;

•A cap on secured non-operating indebtedness and non-operating indebtedness of our subsidiaries equal to 7.5% of total capitalization, as defined in accordance with the credit agreement; and

•Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of September 30, 2019, we were in compliance with all such covenants.

12.  Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2019, we estimate the aggregate range of reasonably possible losses to be up to approximately $50 million.

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

Hanks v. The Lincoln Life and Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the vigorous defense of this action.

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

We recognized operating lease ROU assets of $205 million and associated lease liabilities of $211 million as of September 30, 2019. We classified the operating lease ROU assets within other assets and the lease liabilities within other liabilities on our Consolidated Balance Sheets. The weighted-average discount rate and remaining lease term on our operating leases was 3.2% and 6 years, respectively, as of September 30, 2019. Operating lease expense for the three and nine months ended September 30, 2019, was $13 million and $40 million, respectively, and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of September 30, 2019, the net book value of assets recorded as finance leases under sale-leaseback transactions was $143 million, and the associated accumulated amortization was $330 million. These transactions have been classified as other assets on our Consolidated Balance Sheets. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate and remaining lease term on our sale-leaseback transactions was 2.5% and 3 years, respectively, as of September 30, 2019.

Finance lease expense (in millions) was as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2019	2019
Amortization of ROU assets (1)	$15	$52
Interest on lease liabilities (2)	4	11
Total	$19	$63

(1)Amortization of ROU assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

(2)Interest on lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

For the Nine
Months Ended
September 30,
2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40
Financing cash flows from finance leases	11

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$32

Our future minimum lease payments (in millions) under non-cancellable leases as of September 30, 2019, were as follows:

	Operating	Finance
	Leases	Leases
Remainder of 2019	$11	$85
2020	43	57
2021	43	67
2022	38	68
2023	36	94
Thereafter	70	30
Total future minimum lease payments	241	401
Less: Amount representing interest	30	37
Present value of minimum lease payments	$211	$364

As of September 30, 2019, we had additional office space leases that had not yet commenced totaling $37 million. These leases will commence in the fourth quarter of 2019 and have lease terms of 7 to 11 years.

13. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common Stock
Balance as of beginning-of-period	200,775,731	217,294,051	205,862,760	218,090,114
Stock issued for exercise of warrants	36,610	97,076	258,633	119,942
Stock compensation/issued for benefit plans	41,006	38,642	934,081	675,608
Retirement/cancellation of shares	(2,526,097)	(2,652,963)	(8,728,224)	(4,108,858)
Balance as of end-of-period	198,327,250	214,776,806	198,327,250	214,776,806

Common Stock as of End-of-Period
Basic basis	198,327,250	214,776,806	198,327,250	214,776,806
Diluted basis	200,724,744	217,390,897	200,724,744	217,390,897

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-average shares, as used in basic calculation	199,200,811	215,901,268	201,644,591	217,413,480
Shares to cover exercise of outstanding warrants	4,033	579,882	78,353	620,580
Shares to cover non-vested stock	935,823	1,467,953	938,920	1,512,297
Average stock options outstanding during the period	1,443,508	1,700,026	1,536,738	1,807,340
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(588)	(86,040)	(12,791)	(86,335)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(988,853)	(1,082,651)	(1,050,065)	(1,090,868)
Shares repurchasable from measured but
unrecognized stock option expense	-	(11,209)	(289)	(17,381)
Average deferred compensation shares	966,444	-	-	936,355
Weighted-average shares, as used in diluted calculation (1)	201,561,178	218,469,229	203,135,457	221,095,468

(1)Due to reporting a net loss for the three months ended September 30, 2019, basic shares were used in the diluted earnings per share (“EPS”) calculation for that period as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. For the three months ended September 30, 2019 and the nine months ended September 30, 2018, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”). Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock. The amount of this adjustment was $3 million for the three months ended September 30, 2019 and $6 million for the nine months ended September 30, 2018.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2019	2018
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$557	$3,486
Cumulative effect from adoption of new accounting standards	-	674
Unrealized holding gains (losses) arising during the period	9,849	(5,520)
Change in foreign currency exchange rate adjustment	(80)	(68)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(2,271)	1,538
Income tax benefit (expense)	(1,596)	858
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(18)	(35)
Associated amortization of DAC, VOBA, DSI and DFEL	(11)	(15)
Income tax benefit (expense)	6	11
Balance as of end-of-period	$6,482	$1,007
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$33	$44
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	9
Gross OTTI recognized in OCI during the period	(16)	-
Change in DAC, VOBA, DSI and DFEL	1	-
Income tax benefit (expense)	3	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	21	(8)
Change in DAC, VOBA, DSI and DFEL	(2)	(10)
Income tax benefit (expense)	(4)	4
Balance as of end-of-period	$36	$39
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$(29)
Cumulative effect from adoption of new accounting standard	-	(6)
Unrealized holding gains (losses) arising during the period	(152)	98
Change in foreign currency exchange rate adjustment	80	69
Change in DAC, VOBA, DSI and DFEL	(3)	8
Income tax benefit (expense)	15	(37)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	34	15
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(7)	(3)
Balance as of end-of-period	$53	$92
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(23)	$(14)
Foreign currency translation adjustment arising during the period	(5)	(6)
Balance as of end-of-period	$(28)	$(20)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(299)	$(257)
Cumulative effect from adoption of new accounting standard	-	(35)
Adjustment arising during the period	4	10
Balance as of end-of-period	$(295)	$(282)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2019	2018

Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(18)	$(35)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(11)	(15)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(29)	(50)	operations before taxes
Income tax benefit (expense)	6	11	Federal income tax expense (benefit)
Reclassification, net of income tax	$(23)	$(39)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$4	$(1)	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	4	(1)	operations before taxes
Income tax benefit (expense)	(1)	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$3	$(1)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$3	Net investment income
Interest rate contracts	(2)	(6)	Interest and debt expense
Foreign currency contracts	25	18	Net investment income
Foreign currency contracts	9	-	Total realized gain (loss)
Total gross reclassifications	34	15
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	33	14	operations before taxes
Income tax benefit (expense)	(7)	(3)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$26	$11	Net income (loss)

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$103,659	$103,659	$94,024	$94,024
Trading securities	4,691	4,691	1,950	1,950
Equity securities	158	158	99	99
Mortgage loans on real estate	15,947	16,757	13,260	13,092
Derivative investments (1)	2,201	2,201	1,107	1,107
Other investments	3,377	3,377	2,255	2,255
Cash and invested cash	2,939	2,939	2,345	2,345
Other assets:
GLB direct embedded derivatives	-	-	123	123
GLB ceded embedded derivatives	241	241	72	72
Indexed annuity ceded embedded derivatives	891	891	902	902
Separate account assets	145,092	145,092	132,833	132,833

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(2,098)	(2,098)	(1,305)	(1,305)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,947)	(1,947)	(542)	(542)
Account values of certain investment contracts	(37,508)	(47,276)	(34,535)	(36,358)
Short-term debt	(300)	(304)	-	-
Long-term debt	(6,070)	(6,047)	(5,839)	(5,604)
Reinsurance related embedded derivatives	(339)	(339)	(3)	(3)
Other liabilities:
Derivative liabilities (1)	(584)	(584)	(160)	(160)
GLB direct embedded derivatives	(846)	(846)	-	-

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2019, and December 31, 2018, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2019, or December 31, 2018, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2019
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$84,002	$3,909	$87,911
U.S. government bonds	421	17	-	438
State and municipal bonds	-	5,800	-	5,800
Foreign government bonds	-	329	115	444
RMBS	-	3,277	10	3,287
CMBS	-	1,023	9	1,032
ABS	-	3,955	217	4,172
Hybrid and redeemable preferred securities	77	420	78	575
Trading securities	50	4,075	566	4,691
Equity securities	47	57	54	158
Derivative investments (1)	-	1,667	1,320	2,987
Other investments	153	-	-	153
Cash and invested cash	-	2,939	-	2,939
Other assets:
GLB ceded embedded derivatives	-	-	241	241
Indexed annuity ceded embedded derivatives	-	-	891	891
Separate account assets	571	144,508	-	145,079
Total assets	$1,319	$252,069	$7,410	$260,798

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(2,098)	$(2,098)
Reinsurance related embedded derivatives	-	(339)	-	(339)
Other liabilities:
Derivative liabilities (1)	-	(841)	(529)	(1,370)
GLB direct embedded derivatives	-	-	(846)	(846)
Total liabilities	$-	$(1,180)	$(3,473)	$(4,653)

	As of December 31, 2018
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$77,079	$3,269	$80,348
U.S. government bonds	399	18	-	417
State and municipal bonds	-	5,345	-	5,345
Foreign government bonds	-	339	109	448
RMBS	-	3,366	7	3,373
CMBS	-	802	2	804
ABS	-	2,562	134	2,696
Hybrid and redeemable preferred securities	67	451	75	593
Trading securities	43	1,840	67	1,950
Equity securities	16	58	25	99
Derivative investments (1)	-	727	705	1,432
Other investments	150	-	-	150
Cash and invested cash	-	2,345	-	2,345
Other assets:
GLB direct embedded derivatives	-	-	123	123
GLB ceded embedded derivatives	-	-	72	72
Indexed annuity ceded embedded derivatives	-	-	902	902
Separate account assets	665	132,135	-	132,800
Total assets	$1,340	$227,067	$5,490	$233,897

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,305)	$(1,305)
Reinsurance related embedded derivatives	-	(3)	-	(3)
Other liabilities – derivative liabilities (1)	-	(314)	(171)	(485)
Total liabilities	$-	$(317)	$(1,476)	$(1,793)

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

	For the Three Months Ended September 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,648	$3	$(49)	$256	$51	$3,909
Foreign government bonds	113	-	2	-	-	115
RMBS	-	-	-	10	-	10
CMBS	2	-	-	7	-	9
ABS	320	-	1	69	(173)	217
Hybrid and redeemable
preferred securities	78	-	-	-	-	78
Trading securities	523	10	-	146	(113)	566
Equity securities	68	(11)	-	(3)	-	54
Derivative investments	466	184	119	22	-	791
Other assets: (6)
GLB ceded embedded derivatives	111	130	-	-	-	241
Indexed annuity ceded embedded derivatives	903	7	-	(19)	-	891
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,973)	(30)	-	(95)	-	(2,098)
Other liabilities – GLB direct embedded
derivatives (6)	(1)	(845)	-	-	-	(846)
Total, net	$4,258	$(552)	$73	$393	$(235)	$3,937

	For the Three Months Ended September 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,181	$1	$(30)	$88	$(31)	$3,209
Foreign government bonds	108	-	-	-	-	108
RMBS	-	-	-	7	-	7
CMBS	5	-	-	18	-	23
ABS	176	-	-	17	(111)	82
Hybrid and redeemable
preferred securities	78	-	(1)	-	-	77
Trading securities	22	-	-	2	(6)	18
Equity securities	26	-	-	-	-	26
Derivative investments	93	(115)	(55)	431	-	354
Other assets: (6)
GLB direct embedded derivatives	1,248	400	-	-	-	1,648
GLB ceded embedded derivatives	41	(6)	-	-	-	35
Indexed annuity ceded embedded derivatives	29	4	-	11	-	44
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,400)	(164)	-	(7)	-	(1,571)
Other liabilities – GLB ceded embedded
derivatives (6)	(131)	(62)	-	-	-	(193)
Total, net	$3,476	$58	$(86)	$567	$(148)	$3,867

	For the Nine Months Ended September 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,269	$3	$45	$627	$(35)	$3,909
Foreign government bonds	109	-	6	-	-	115
RMBS	7	-	-	10	(7)	10
CMBS	2	-	-	7	-	9
ABS	134	-	2	477	(396)	217
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	12	-	723	(236)	566
Equity securities	25	(11)	-	40	-	54
Derivative investments	534	(128)	234	151	-	791
Other assets: (6)
GLB direct embedded derivatives	123	(123)	-	-	-	-
GLB ceded embedded derivatives	72	169	-	-	-	241
Indexed annuity ceded embedded derivatives	902	128	-	(139)	-	891
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,305)	(500)	-	(293)	-	(2,098)
Other liabilities – GLB direct embedded
derivatives (6)	-	(846)	-	-	-	(846)
Total, net	$4,014	$(1,296)	$290	$1,603	$(674)	$3,937

	For the Nine Months Ended September 30, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,091	$7	$(137)	$319	$(71)	$3,209
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(2)	-	-	108
RMBS	12	-	-	7	(12)	7
CMBS	6	1	-	37	(21)	23
ABS	118	-	(1)	169	(204)	82
Hybrid and redeemable
preferred securities	76	-	1	-	-	77
Equity AFS securities	162	-	-	-	(162)	-
Trading securities	49	(5)	-	(20)	(6)	18
Equity securities	-	-	-	-	26	26
Derivative investments	30	106	(113)	331	-	354
Other assets: (6)
GLB direct embedded derivatives	903	745	-	-	-	1,648
GLB ceded embedded derivatives	51	(16)	-	-	-	35
Indexed annuity ceded embedded derivatives	11	4	-	29	-	44
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	(175)	-	22	-	(1,571)
Other liabilities – GLB ceded embedded
derivatives (6)	(67)	(126)	-	-	-	(193)
Total, net	$3,139	$541	$(252)	$889	$(450)	$3,867

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$337	$-	$(21)	$(44)	$(16)	$256
RMBS	10	-	-	-	-	10
CMBS	7	-	-	-	-	7
ABS	79	-	-	(10)	-	69
Trading securities	150	-	-	(4)	-	146
Equity securities	-	(3)	-	-	-	(3)
Derivative investments	132	(36)	(74)	-	-	22
Other assets – indexed annuity ceded
embedded derivatives	9	-	-	(28)	-	(19)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(124)	-	-	29	-	(95)
Total, net	$600	$(39)	$(95)	$(57)	$(16)	$393

	For the Three Months Ended September 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$162	$-	$(1)	$(65)	$(8)	$88
RMBS	7	-	-	-	-	7
CMBS	18	-	-	-	-	18
ABS	17	-	-	-	-	17
Trading securities	2	-	-	-	-	2
Derivative investments	96	455	(120)	-	-	431
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(83)	-	-	76	-	(7)
Total, net	$230	$455	$(121)	$11	$(8)	$567

	For the Nine Months Ended September 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$872	$(18)	$(75)	$(129)	$(23)	$627
RMBS	10	-	-	-	-	10
CMBS	7	-	-	-	-	7
ABS	489	-	-	(12)	-	477
Trading securities	728	-	-	(5)	-	723
Equity securities	43	(3)	-	-	-	40
Derivative investments	403	(47)	(205)	-	-	151
Other assets – indexed annuity ceded
embedded derivatives	50	-	-	(189)	-	(139)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(420)	-	-	127	-	(293)
Total, net	$2,182	$(68)	$(280)	$(208)	$(23)	$1,603

	For the Nine Months Ended September 30, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$785	$(156)	$(3)	$(238)	$(69)	$319
U.S. government bonds	-	(5)	-	-	-	(5)
RMBS	7	-	-	-	-	7
CMBS	39	-	-	(2)	-	37
ABS	186	(17)	-	-	-	169
Trading securities	4	(24)	-	-	-	(20)
Equity securities	1	(1)	-	-	-	-
Derivative investments	225	460	(354)	-	-	331
Other assets – indexed annuity ceded
embedded derivatives	29	-	-	-	-	29
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(158)	-	-	180	-	22
Total, net	$1,118	$257	$(357)	$(60)	$(69)	$889

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Derivative investments	$204	$(1)	$(65)	$105
Embedded derivatives:
Indexed annuity and IUL contracts	(11)	(11)	(87)	(18)
GLB	(665)	576	(452)	1,264
Total, net (1)	$(472)	$564	$(604)	$1,351

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2019			September 30, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$51	$-	$51	$11	$(42)	$(31)
ABS	-	(173)	(173)	-	(111)	(111)
Trading securities	-	(113)	(113)	-	(6)	(6)
Total, net	$51	$(286)	$(235)	$11	$(159)	$(148)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2019			September 30, 2018
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$136	$(171)	$(35)	$54	$(125)	$(71)
RMBS	-	(7)	(7)	-	(12)	(12)
CMBS	-	-	-	-	(21)	(21)
ABS	-	(396)	(396)	-	(204)	(204)
Equity AFS securities	-	-	-	-	(162)	(162)
Trading securities	5	(241)	(236)	-	(6)	(6)
Equity securities	-	-	-	26	-	26
Total, net	$141	$(815)	$(674)	$80	$(530)	$(450)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2019 and 2018, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available. In 2018, transfers into or out of Level 3 also included FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets. Transfers into and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period. When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result. When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result. For the three and nine months ended September 30, 2019 and 2018, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2019:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$2,827	Discounted cash flow	Liquidity/duration adjustment (1)	0.4%	-	24.0%
Foreign government bonds	76	Discounted cash flow	Liquidity/duration adjustment (1)	1.1%	-	3.8%
ABS	24	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.5%	-	1.5%

Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.2%
Other assets:
GLB ceded embedded derivatives	241	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.35%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

Indexed annuity ceded
embedded derivatives	891	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(2,098)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB direct
embedded derivatives	(846)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.02%	-	0.35%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	29%

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Operating revenues:
Annuities	$1,117	$1,118	$3,447	$3,297
Retirement Plan Services	298	294	890	878
Life Insurance	2,098	1,766	5,600	5,106
Group Protection	1,137	1,128	3,430	2,618
Other Operations	50	56	166	182
Excluded realized gain (loss), pre-tax	(61)	(98)	(623)	(188)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	(1)	-	3	-
Total revenues	$4,638	$4,264	$12,913	$11,893

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$169	$302	$686	$844
Retirement Plan Services	44	40	125	125
Life Insurance	(245)	176	79	470
Group Protection	61	63	184	137
Other Operations	(75)	(71)	(201)	(171)
Excluded realized gain (loss), after-tax	(49)	(77)	(492)	(149)
Gain (loss) on early extinguishment of debt, after-tax	(33)	-	(33)	(18)
Benefit ratio unlocking, after-tax	(2)	33	186	32
Net impact from the Tax Cuts and Jobs Act	-	32	-	19
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(31)	(8)	(80)	(47)
Net income (loss)	$(161)	$490	$454	$1,242

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2019, compared with December 31, 2018, and the results of operations for the three and nine months ended September 30, 2019, compared with the corresponding periods in 2018 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries. On May 1, 2018, we completed our acquisition of Liberty Life Assurance Company of Boston (“Liberty Life” or “LLACB”), which effective September 1, 2019, is now known as Lincoln Life Assurance Company of Boston. Beginning on May 1, 2018, the results of operations and financial condition of Liberty Life were consolidated with LNC. Accordingly, all financial information presented herein for the three and nine months ended September 30, 2018, includes the accounts of LNC for these periods and the accounts of Liberty Life since May 1, 2018.

The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

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

The risks and uncertainties included here are not exhaustive. Our most recent Form 10-K and “Part II – Item 1A. Risk Factors” herein as well as other reports that we file with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments. We also have Other Operations. These segments and Other Operations are described in “Part I – Item 1. Business” of our 2018 Form 10-K. We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. As discussed in Note 3, on May 1, 2018, we completed our acquisition of 100% of the capital stock of Liberty Life, which operates a group benefits business (the “Liberty Group Business”) and individual life and individual and group annuity business, in a transaction accounted for under the acquisition method of accounting. We ceded insurance policies relating to the individual life and individual and group annuity business to third-party reinsurers. The operating results of the Liberty Group Business are included in our Group Protection segment beginning on May 1, 2018. The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2018 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year. As a result of this review, we recorded unlocking that resulted in increases and decreases to the carrying values of these items. See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2018 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to net income (loss) from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2019	2018
Income (loss) from operations:
Annuities	$(93)	$13
Retirement Plan Services	-	(2)
Life Insurance	(320)	(20)
Excluded realized gain (loss)	3	8
Net income (loss)	$(410)	$(1)

Unlocking was driven primarily by the following:

2019

As part of our annual comprehensive review in the third quarter, we updated our interest rate assumptions. These updates included lowering starting new money rates to reflect the current interest rate environment; reducing our long-term new money investment yield assumption by 25 basis points, resulting in an ultimate long-term assumption of 3.5% for a 10-year U.S. Treasury; and extending the grade-in period from current rates to long-term rates from five years to seven years. As a result of these updates, we recorded unfavorable after-tax unlocking of $225 million for Life Insurance, $63 million for Annuities and $3 million for Retirement Plan Services.

•For Annuities, unfavorable unlocking was driven by updates to interest rate assumptions and other items, partially offset by favorable updates to separate account fees and policyholder behavior assumptions.

•For Retirement Plan Services, the unfavorable unlocking impact from updates to interest rate assumptions was entirely offset by favorable updates to separate account fees, maintenance expense and policyholder behavior assumptions.

•For Life Insurance, unfavorable unlocking was driven by updates to mortality margin, interest rate and reinsurance assumptions, partially offset by favorable updates to investment allocation and reserve discount rate assumptions and other items.

•For excluded realized gain (loss), favorable unlocking was driven by updates to capital markets, separate account fees and policyholder behavior assumptions, partially offset by unfavorable updates to other items.

2018

•For Annuities, favorable unlocking was driven by updates to capital markets and policyholder behavior assumptions and other items, partially offset by unfavorable updates to interest rate assumptions.

•For Retirement Plan Services, unfavorable unlocking was driven by updates to interest rate and maintenance expense assumptions, partially offset by favorable updates to policyholder behavior assumptions and other items.

•For Life Insurance, unfavorable unlocking was driven by updates to mortality margin and reinsurance assumptions and other items, partially offset by favorable updates to investment allocation and performance, morbidity and policyholder behavior assumptions.

•For excluded realized gain (loss), favorable unlocking was driven by updates to policyholder behavior and capital markets assumptions and other items, partially offset by unfavorable updates to separate account fees assumptions.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2018 Form 10-K.

If we had unlocked our RTM assumption as of September 30, 2019, we would have recorded a favorable unlocking of approximately $105 million, pre-tax, for Annuities, approximately $45 million, pre-tax, for Life Insurance and approximately $20 million, pre-tax, for Retirement Plan Services.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2019:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$748	$90,303	$252	$91,303
Priced by independent broker quotations	-	-	2,545	2,545
Priced by matrices	-	13,478	-	13,478
Priced by other methods (1)	-	-	2,952	2,952
Total	$748	$103,781	$5,749	$110,278

Percent of total	1%	94%	5%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2018 Form 10-K and Note 14 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, 63% and 64% of our variable annuity account values contained guaranteed living benefits (“GLB”) features as of September 30, 2019 and 2018, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of September 30, 2019 and 2018, 16% and 7%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of September 30, 2019 and 2018, was $853 million and $451 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2018 Form 10-K and Note 3 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income (Loss)
Income (loss) from operations:
Annuities	$169	$302	$686	$844
Retirement Plan Services	44	40	125	125
Life Insurance	(245)	176	79	470
Group Protection	61	63	184	137
Other Operations	(75)	(71)	(201)	(171)
Excluded realized gain (loss), after-tax	(49)	(77)	(492)	(149)
Gain (loss) on early extinguishment of debt, after-tax	(33)	-	(33)	(18)
Benefit ratio unlocking, after-tax	(2)	33	186	32
Net impact from the Tax Cuts and Jobs Act	-	32	-	19
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(31)	(8)	(80)	(47)
Net income (loss)	$(161)	$490	$454	$1,242

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Deposits
Annuities	$3,461	$3,080	$10,623	$8,589
Retirement Plan Services	2,234	3,328	6,803	7,905
Life Insurance	1,685	1,523	4,907	4,575
Total deposits	$7,380	$7,931	$22,333	$21,069

Net Flows
Annuities	$253	$(81)	$1,122	$(814)
Retirement Plan Services	272	1,411	199	2,373
Life Insurance	1,227	1,080	3,464	3,240
Total net flows	$1,752	$2,410	$4,785	$4,799

	As of September 30,
	2019	2018
Account Values
Annuities	$134,035	$139,285
Retirement Plan Services	74,564	72,505
Life Insurance	52,229	50,587
Total account values	$260,828	$262,377

Comparison of the Three Months Ended September 30, 2019 to 2018

Net income decreased due primarily to the following:

•The effect of unlocking.

•Unfavorable mortality in our Life Insurance segment.

•Unfavorable investment income on alternative investments due primarily to the write-down of a large private equity investment.

•Loss on the early extinguishment of debt.

•Higher acquisition and integration costs incurred as part of our 2018 acquisition.

•The effect of the modified coinsurance (“Modco”) reinsurance transaction in the Annuities segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•Federal income tax benefit in 2019 as compared to expense in 2018.

•Higher realized losses in 2018.

•Growth in business in force and group earned premiums.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Net income decreased due primarily to the following:

•The effect of unlocking.

•Higher realized losses in 2019.

•Unfavorable investment income on alternative investments due primarily to the write-down of a large private equity investment.

•The effect of the Modco reinsurance transaction in the Annuities segment.

•Unfavorable mortality in our Life Insurance segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•Higher acquisition and integration costs incurred as part of our 2018 acquisition.

•Higher loss on early extinguishment of debt.

The decrease in net income was partially offset by the following:

•Federal income tax benefit in 2019 as compared to expense in 2018.

•The inclusion of the results of the Liberty Group Business.

•Growth in business in force and group earned premiums.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$79	$102	$424	$282
Fee income	596	598	1,751	1,771
Net investment income	287	251	831	743
Operating realized gain (loss) (2)	51	46	137	142
Amortization of deferred gain on
business sold through reinsurance	8	-	23	-
Other revenues (3)	96	121	281	359
Total operating revenues	1,117	1,118	3,447	3,297
Operating Expenses
Interest credited	183	145	508	437
Benefits (1)	273	149	775	477
Commissions and other expenses	476	474	1,383	1,398
Total operating expenses	932	768	2,666	2,312
Income (loss) from operations before taxes	185	350	781	985
Federal income tax expense (benefit)	16	48	95	141
Income (loss) from operations	$169	$302	$686	$844

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

Comparison of the Three Months Ended September 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking.

•Lower other revenues as a result of the Modco reinsurance transaction.

The decrease in income from operations was partially offset by amortization of deferred gain on business sold through reinsurance in 2019 as a result of the Modco reinsurance transaction.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking.

•Lower other revenues as a result of the Modco reinsurance transaction.

•Lower fee income driven by lower average daily variable account values.

The decrease in income from operations was partially offset by the following:

•Amortization of deferred gain on business sold through reinsurance in 2019 as a result of the Modco reinsurance transaction.

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values, partially offset by lower surplus earnings as a result of the Modco reinsurance transaction and unfavorable investment income on alternative investments.

•Lower commissions and other expenses driven by a decrease in amortization expense as a result of lower actual gross profits and lower average account values, resulting in lower trail commissions, partially offset by the effect of unlocking.

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

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 9% for the three and nine months ended September 30, 2019 and 2018.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fee Income
Mortality, expense and other assessments	$592	$595	$1,735	$1,754
Surrender charges	6	7	20	23
DFEL:
Deferrals	(10)	(10)	(29)	(29)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	8	8	25	25
Unlocking	-	(2)	-	(2)
Total fee income	$596	$598	$1,751	$1,771

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Variable Account Value Information
Variable annuity deposits (1)	$1,391	$1,305	$3,696	$3,902
Increases (decreases) in variable annuity account values:
Net flows (1)	(1,178)	(1,097)	(3,805)	(3,425)
Change in market value (1)	201	3,378	12,465	4,886
Contract holder assessments (1)	(635)	(629)	(1,854)	(1,865)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	385	721	1,446	2,238
Variable annuity account values (1)	112,991	116,177	112,991	116,177
Average daily variable annuity account values (1)	113,575	115,672	112,049	115,140
Average daily S&P 500 (2)	2,958	2,849	2,855	2,762

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and account values (in millions) and our interest rate spread were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$262	$208	$739	$616
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	6	15	18
Surplus investments (2)	19	37	77	109
Total net investment income	$287	$251	$831	$743

Interest Credited
Amount provided to contract holders	$177	$149	$504	$446
DSI deferrals	(3)	(11)	(18)	(33)
Interest credited before DSI amortization	174	138	486	413
DSI amortization:
Amortization, excluding unlocking	6	7	19	24
Unlocking	3	-	3	-
Total interest credited	$183	$145	$508	$437

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.04%	3.89%	4.03%	3.86%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.09%	0.13%	0.08%	0.11%
Net investment income yield on reserves	4.13%	4.02%	4.11%	3.97%
Interest rate credited to contract holders	2.46%	2.24%	2.40%	2.26%
Interest rate spread	1.67%	1.78%	1.71%	1.71%

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fixed Account Value Information
Fixed annuity deposits (1)	$2,070	$1,775	$6,927	$4,687
Increases (decreases) in fixed annuity account values:
Net flows (1)	1,431	1,016	4,927	2,611
Contract holder assessments (1)	(11)	(8)	(31)	(25)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(385)	(721)	(1,446)	(2,238)
Reinvested interest credited (1)	219	252	946	545
Fixed annuity account values (1)(2)	21,044	23,108	21,044	23,108
Average fixed account values (1)(2)	20,347	22,967	18,892	22,775
Average invested assets on reserves	22,398	18,308	21,471	18,417

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Benefits
Net death and other benefits, excluding unlocking	$169	$175	$671	$503
Unlocking	104	(26)	104	(26)
Total benefits	$273	$149	$775	$477

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Commissions and Other Expenses
Commissions:
Deferrable	$156	$129	$433	$353
Non-deferrable	139	149	417	434
General and administrative expenses	110	107	328	309
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	1	1	3	3
Taxes, licenses and fees	9	8	29	25
Total expenses incurred, excluding broker-dealer	415	394	1,210	1,124
DAC deferrals	(175)	(147)	(484)	(401)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	240	247	726	723
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	104	103	288	318
Unlocking	12	7	12	7
Broker-dealer expenses incurred	120	117	357	350
Total commissions and other expenses	$476	$474	$1,383	$1,398

DAC Deferrals
As a percentage of sales/deposits	5.1%	4.8%	4.6%	4.7%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Fee income	$63	$65	$187	$194
Net investment income	229	223	686	668
Other revenues (1)	6	6	17	16
Total operating revenues	298	294	890	878
Operating Expenses
Interest credited	147	140	437	414
Benefits	1	-	1	1
Commissions and other expenses	101	107	311	317
Total operating expenses	249	247	749	732
Income (loss) from operations before taxes	49	47	141	146
Federal income tax expense (benefit)	5	7	16	21
Income (loss) from operations	$44	$40	$125	$125

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•Lower commissions and other expenses due to the effect of unlocking and lower incentive compensation as a result of production performance.

•Lower federal income tax expense (benefit) due to more favorable tax return true-ups in 2019.

The increase in income from operations was partially offset by the following:

•Lower fee income driven by lower average daily variable account values.

•Lower net investment income, net of interest credited, driven by unfavorable investment income on alternative investments within our surplus portfolio and spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher prepayment and bond make-whole premiums and higher average fixed account values.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Income from operations for this segment remained flat, as lower commissions and other expenses and lower federal income tax expense (benefit) entirely offset lower fee income and lower net investment income, net of interest credited. These changes were due primarily to the following:

•Lower commissions and other expenses due to the effect of unlocking.

•Lower federal income tax expense (benefit) due to more favorable tax return true-ups in 2019.

•Lower fee income driven by lower average daily variable account values.

•Lower net investment income, net of interest credited, driven by unfavorable investment income on alternative investments within our surplus portfolio and higher spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher average fixed account values.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented on our platform and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused primarily by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 11% and 12% for the three and nine months ended September 30, 2019, respectively, compared to 11% for the corresponding periods in 2018.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 22% and 23% as of September 30, 2019 and 2018, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fee Income
Annuity expense assessments	$46	$49	$137	$145
Mutual fund fees	17	16	49	48
Total expense assessments	63	65	186	193
Surrender charges	-	-	1	1
Total fee income	$63	$65	$187	$194

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Flows By Market
Small market	$117	$110	$330	$42
Mid – large market	436	1,573	685	3,137
Multi-Fund® and other	(281)	(272)	(816)	(806)
Total net flows	$272	$1,411	$199	$2,373

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Variable Account Value Information
Variable annuity deposits (1)	$488	$402	$1,409	$1,321
Increases (decreases) in variable annuity account values:
Net flows (1)	(135)	(135)	(338)	(403)
Change in market value (1)	64	688	2,250	1,036
Contract holder assessments (1)	(39)	(40)	(115)	(121)
Variable annuity account values (1)	16,044	16,487	16,044	16,487
Average daily variable annuity account values (1)	16,098	16,385	15,796	16,240
Average daily S&P 500	2,958	2,849	2,855	2,762

(1)Excludes the fixed portion of variable.

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Mutual Fund Account Value Information
Mutual fund deposits	$1,277	$2,222	$4,075	$5,027
Mutual fund net flows	428	1,284	697	2,624
Mutual fund account values (1)	38,183	36,507	38,183	36,507

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and account values (in millions) and our interest rate spread were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$209	$200	$624	$601
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	8	5	14	15
Surplus investments (2)	12	18	48	52
Total net investment income	$229	$223	$686	$668

Interest Credited	$147	$140	$437	$414

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.13%	4.19%	4.15%	4.24%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.16%	0.10%	0.09%	0.11%
Net investment income yield on reserves	4.29%	4.29%	4.24%	4.35%
Interest rate credited to contract holders	2.90%	2.90%	2.91%	2.90%
Interest rate spread	1.39%	1.39%	1.33%	1.45%

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fixed Account Value Information
Fixed annuity deposits (1)	$469	$704	$1,319	$1,557
Increases (decreases) in fixed annuity account values:
Net flows (1)	(21)	262	(160)	152
Reinvested interest credited (1)	149	140	436	413
Contract holder assessments (1)	(3)	(3)	(8)	(8)
Fixed annuity account values (1)	20,337	19,511	20,337	19,511
Average fixed account values (1)	20,177	19,294	20,004	19,015
Average invested assets on reserves	20,176	19,114	20,036	18,874

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

Benefits

Benefits for this segment include changes in annuity benefit reserves.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Commissions and Other Expenses
Commissions:
Deferrable	$2	$1	$4	$5
Non-deferrable	18	19	56	55
General and administrative expenses	76	79	234	236
Taxes, licenses and fees	4	4	14	14
Total expenses incurred	100	103	308	310
DAC deferrals	(5)	(5)	(15)	(15)
Total expenses recognized before amortization	95	98	293	295
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	7	6	19	19
Unlocking	(1)	3	(1)	3
Total commissions and other expenses	$101	$107	$311	$317

DAC Deferrals
As a percentage of annuity sales/deposits	0.5%	0.5%	0.5%	0.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$219	$205	$656	$606
Fee income	1,275	886	2,985	2,510
Net investment income	601	671	1,952	1,979
Operating realized gain (loss) (2)	(1)	(3)	(5)	(5)
Other revenues	4	7	12	16
Total operating revenues	2,098	1,766	5,600	5,106
Operating Expenses
Interest credited	360	352	1,069	1,057
Benefits	1,426	742	3,240	2,431
Commissions and other expenses	630	455	1,206	1,044
Total operating expenses	2,416	1,549	5,515	4,532
Income (loss) from operations before taxes	(318)	217	85	574
Federal income tax expense (benefit)	(73)	41	6	104
Income (loss) from operations	$(245)	$176	$79	$470

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three and Nine Months Ended September 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking, unfavorable mortality and growth in business in force.

•Higher commissions and other expenses due to the effect of unlocking and investments in the business and technology.

•Lower net investment income, net of interest credited, driven by unfavorable investment income on alternative investments, partially offset by growth in invested assets on reserves.

The decrease in income from operations was partially offset by higher fee income due to the effect of unlocking and growth in business in force.

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

Additional Information

During the third quarter of 2019, we experienced unfavorable mortality relative to our 2019 expectation for claims seasonality.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fee Income
Cost of insurance assessments	$573	$544	$1,703	$1,583
Expense assessments	409	375	1,177	1,119
Surrender charges	9	11	32	33
DFEL:
Deferrals	(255)	(204)	(704)	(595)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	113	106	351	316
Unlocking	426	54	426	54
Total fee income	$1,275	$886	$2,985	$2,510

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales by Product
UL	$11	$9	$37	$29
MoneyGuard®	67	53	174	168
IUL	37	13	79	41
VUL	54	62	159	164
Term	37	26	105	80
Total individual life sales	206	163	554	482
Executive Benefits	28	4	81	20
Total sales	$234	$167	$635	$502

Net Flows
Deposits	$1,685	$1,523	$4,907	$4,575
Withdrawals and deaths	(458)	(443)	(1,443)	(1,335)
Net flows	$1,227	$1,080	$3,464	$3,240

Contract Holder Assessments	$1,291	$1,211	$3,827	$3,608

	As of September 30,
	2019	2018
Account Values
General account	$36,922	$36,371
Separate account	15,307	14,216
Total account values	$52,229	$50,587

In-Force Face Amount
UL and other	$348,836	$342,455
Term insurance	451,117	393,839
Total in-force face amount	$799,953	$736,294

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Investment Income
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	$616	$586	$1,826	$1,766
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	8	9	25	24
Alternative investments (2)	(52)	34	(8)	67
Surplus investments (3)	29	42	109	122
Total net investment income	$601	$671	$1,952	$1,979

Interest Credited	$360	$352	$1,069	$1,057

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate
and other, net of investment expenses	4.86%	4.85%	4.86%	4.93%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.06%	0.07%	0.07%	0.07%
Alternative investments	-0.44%	0.31%	-0.03%	0.20%
Net investment income yield on reserves	4.48%	5.23%	4.90%	5.20%
Interest rate credited to contract holders (1)	3.71%	3.72%	3.69%	3.72%
Interest rate spread (1)	0.77%	1.51%	1.21%	1.48%

(1)Prior year interest rate spreads have been restated to conform to the current year presentation.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$46,526	$44,239	$45,993	$43,718
General account values	37,220	36,724	37,099	36,633

Attributable to traditional products:
Invested assets on reserves	4,290	4,154	4,223	4,122

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Benefits
Death claims direct and assumed	$1,195	$1,010	$3,509	$3,195
Death claims ceded	(460)	(399)	(1,315)	(1,229)
Reserves released on death	(142)	(136)	(452)	(447)
Net death benefits	593	475	1,742	1,519
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	157	175	443	500
Unlocking	445	(61)	445	(61)
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	113	99	329	283
Unlocking	48	(24)	48	(24)
Other benefits (1)	70	78	233	214
Total benefits	$1,426	$742	$3,240	$2,431

Death claims per $1,000 of in-force	3.00	2.59	3.01	2.78

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Commissions and Other Expenses
Commissions	$212	$173	$595	$519
General and administrative expenses	145	137	439	400
Expenses associated with reserve financing	24	23	70	68
Taxes, licenses and fees	46	42	131	132
Total expenses incurred	427	375	1,235	1,119
DAC and VOBA deferrals	(246)	(199)	(697)	(596)
Total expenses recognized before amortization	181	176	538	523
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	110	114	327	354
Unlocking	338	164	338	164
Other intangible amortization	1	1	3	3
Total commissions and other expenses	$630	$455	$1,206	$1,044

DAC and VOBA Deferrals
As a percentage of sales	105.1%	119.2%	109.8%	118.7%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2019, to the corresponding periods in 2018, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums	$1,024	$1,011	$3,079	$2,366
Net investment income	72	76	226	179
Other revenues (1)	41	41	125	73
Total operating revenues	1,137	1,128	3,430	2,618
Operating Expenses
Interest credited	2	1	4	3
Benefits	756	744	2,267	1,686
Commissions and other expenses	301	304	926	756
Total operating expenses	1,059	1,049	3,197	2,445
Income (loss) from operations before taxes	78	79	233	173
Federal income tax expense (benefit)	17	16	49	36
Income (loss) from operations	$61	$63	$184	$137

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income (Loss) from Operations by Product Line
Life	$22	$32	$44	$69
Disability	40	38	145	79
Dental	(1)	(7)	(5)	(12)
Total non-medical	61	63	184	136
Medical	-	-	-	1
Income (loss) from operations	$61	$63	$184	$137

Comparison of the Three Months Ended September 30, 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by growth in the business and unfavorable claims severity in both our long-term disability and life businesses, partially offset by an increase in favorable reserve adjustments due to modifying certain assumptions on the reserves in these businesses.

•Lower net investment income, net of interest credited, driven by unfavorable investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums driven by growth in business.

•Lower commissions and other expenses driven by integration synergies and expense efficiencies, partially offset by higher amortization.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Income from operations for this segment increased due primarily to the inclusion of the results of the Liberty Group Business (see “Additional Information” below for more information).

Additional Information

Income from operations for the nine months ended September 30, 2019, includes activity from the Liberty Group Business acquired on May 1, 2018. The acquisition resulted in increases in all pre-tax line items presented in the Income (Loss) from Operations table above. For more information about our acquisition, see Note 3 in our 2018 Form 10-K and Note 3 herein.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Insurance Premiums by Product Line
Life	$375	$367	$1,120	$877
Disability	576	569	1,737	1,266
Dental	73	75	222	223
Total insurance premiums	$1,024	$1,011	$3,079	$2,366

Sales by Product Line
Life	$131	$69	$237	$122
Disability	96	73	179	134
Dental	15	16	40	52
Total sales	$242	$158	$456	$308

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Benefits and Interest Credited by Product Line
Life	$265	$259	$796	$596
Disability	440	432	1,312	929
Dental	53	54	163	164
Total benefits and interest credited	$758	$745	$2,271	$1,689

Loss Ratios by Product Line
Life	70.5%	70.6%	71.0%	68.0%
Disability	76.4%	75.8%	75.6%	73.5%
Dental	73.4%	72.2%	73.5%	73.4%
Total	74.1%	73.6%	73.8%	71.4%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. The total loss ratio for the nine months ended September 30, 2019, increased due to an additional four months of Liberty Group Business results in 2019 as we combined two blocks of business with different loss characteristics.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Commissions and Other Expenses
Commissions	$88	$89	$272	$238
General and administrative expenses	185	189	540	430
Taxes, licenses and fees	27	29	84	69
Total expenses incurred	300	307	896	737
DAC deferrals	(29)	(25)	(72)	(55)
Total expenses recognized before amortization	271	282	824	682
DAC and VOBA amortization, net of interest (1)	24	20	85	71
Other intangible amortization (1)	6	2	17	3
Total commissions and other expenses	$301	$304	$926	$756

DAC Deferrals
As a percentage of insurance premiums	2.8%	2.5%	2.3%	2.3%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Insurance premiums (1)	$3	$4	$10	$12
Net investment income	46	50	147	167
Amortization of deferred gain on
business sold through reinsurance	-	-	-	1
Other revenues	1	2	9	2
Total operating revenues	50	56	166	182
Operating Expenses
Interest credited	14	14	44	43
Benefits	42	38	88	85
Other expenses	5	11	46	28
Interest and debt expense	71	69	212	205
Strategic digitization expense	16	18	47	49
Total operating expenses	148	150	437	410
Income (loss) from operations before taxes	(98)	(94)	(271)	(228)
Federal income tax expense (benefit)	(23)	(23)	(70)	(57)
Income (loss) from operations	$(75)	$(71)	$(201)	$(171)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended September 30, 2019 to 2018

Loss from operations for Other Operations increased due primarily to the following:

•Higher benefits attributable to unfavorable experience in our run-off disability income business.

•Lower net investment income, net of interest credited, related to lower average invested assets driven by a decline in excess capital retained by Other Operations.

•Higher interest and debt expense driven by an increase in average balances of outstanding debt.

The increase in loss from operations was partially offset by lower other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased during the three months ended September 30, 2019, compared to an increase during the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 to 2018

Loss from operations for Other Operations increased due primarily to the following:

•Lower net investment income, net of interest credited, related to lower average invested assets driven by a decline in excess capital retained by Other Operations.

•Higher other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price increased during the nine months ended September 30, 2019, compared to a decrease during the nine months ended September 30, 2018.

•Higher interest and debt expense driven by an increase in average balances of outstanding debt.

The increase in loss from operations was partially offset by more favorable federal income tax benefits due to excess tax benefits associated with stock option exercises.

Additional Information

Benefits for the three and nine months ended September 30, 2019 and 2018, were elevated due to modifying certain assumptions on the reserves supporting our run-off institutional pension business.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expenses:
Legal	$-	$-	$-	$1
Branding	8	8	29	27
Other (1)	1	8	29	16
Total general and administrative expenses	9	16	58	44
Taxes, licenses and fees (2)	(1)	(2)	(3)	(7)
Inter-segment reimbursement associated with reserve
financing and LOC expenses (3)	(3)	(3)	(9)	(9)
Total other expenses	$5	$11	$46	$28

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC(1) and benefit ratio unlocking (in millions) were as follows:

For the Three			For the Nine
Months Ended			Months Ended
September 30,			September 30,
2019		2018	2019	2018
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$50	$43	$132	$137
Total excluded realized gain (loss)	(61)	(98)	(623)	(188)
Total realized gain (loss), pre-tax	$(11)	$(55)	$(491)	$(51)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(49)	$(77)	$(492)	$(149)
Benefit ratio unlocking	(2)	33	186	32
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(51)	$(44)	$(306)	$(117)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(28)	$(8)	$(52)	$(36)
Gain (loss) on the mark-to-market on certain instruments (2)	19	(7)	(103)	15
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(65)	(19)	(99)	(85)
GLB NPR component	43	(5)	14	2
Total variable annuity net derivatives results	(22)	(24)	(85)	(83)
Indexed annuity forward-starting option	(20)	(5)	(66)	(13)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(51)	$(44)	$(306)	$(117)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)As of September 30, 2019, the Modco investment portfolio included fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss).  We expect the Modco investments classified as AFS will be sold and replaced with securities classified as trading securities, with changes in fair value recorded in realized gain (loss), consistent with the recorded fair value changes in the Modco embedded derivatives. See Note 8 for more information.

Comparison of the Three Months Ended September 30, 2019 to 2018

We had lower realized losses due primarily to the following:

•Gains due primarily to favorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

•Favorable variable annuity net derivatives results attributable to favorable GLB non-performance risk (“NPR”) component due to a widening of our credit spread and our associated reserves increasing, partially offset by unfavorable hedge program performance due to more volatile capital markets.

The lower realized losses were partially offset by higher losses on indexed annuity forward starting option due to a decrease in discount rates and growth in new business.

Comparison of the Nine Months Ended September 30, 2019 to 2018

We had higher realized losses due primarily to the following:

•Losses due primarily to unfavorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

•Higher losses on indexed annuity forward starting option due to a decrease in discount rates and growth in new business.

•Unfavorable variable annuity net derivatives results attributable to unfavorable hedge program performance due to more volatile capital markets, partially offset by favorable GLB NPR component due to our associated reserves increasing.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Variable annuity hedge program assets (liabilities)	$3,292	$2,418	$1,967	$2,357	$770

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(568)	$211	$578	$252	$1,630
NPR	(37)	(101)	(98)	(57)	(140)
Embedded derivative reserves	(605)	110	480	195	1,490
Insurance benefit reserves	(1,026)	(911)	(916)	(1,060)	(757)
Total variable annuity reserves – asset (liability)	$(1,631)	$(801)	$(436)	$(865)	$733

10-year credit default swap (“CDS”) spread	1.36%	1.17%	1.43%	1.67%	1.35%
NPR factor related to 10-year CDS spread	0.19%	0.15%	0.18%	0.25%	0.18%

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Investments
Fixed maturity AFS securities	$103,659	$94,024	78.2%	81.6%
Trading securities	4,691	1,950	3.5%	1.7%
Equity securities	158	99	0.1%	0.1%
Mortgage loans on real estate	15,947	13,260	12.0%	11.5%
Real estate	12	12	0.0%	0.0%
Policy loans	2,475	2,509	1.9%	2.2%
Derivative investments	2,201	1,107	1.7%	1.0%
Alternative investments	1,805	1,725	1.4%	1.4%
Other investments	1,572	530	1.2%	0.5%
Total investments	$132,520	$115,216	100.0%	100.0%

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

	As of September 30, 2019
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,923	$1,623	$54	$15,492	14.9%
Basic industry	4,483	478	9	4,952	4.8%
Capital goods	6,579	808	6	7,381	7.1%
Communications	4,216	639	3	4,852	4.7%
Consumer cyclical	5,383	563	9	5,937	5.7%
Consumer non-cyclical	13,827	1,880	43	15,664	15.1%
Energy	6,125	636	60	6,701	6.5%
Technology	3,798	378	3	4,173	4.0%
Transportation	3,284	333	3	3,614	3.5%
Industrial other	1,487	129	1	1,615	1.6%
Utilities	13,250	2,054	11	15,293	14.8%
Government related entities	1,946	312	21	2,237	2.2%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,838	141	1	1,978	1.9%
Non-agency backed	572	53	(18)	643	0.6%
Mortgage pass through securities ("MPTS"):
Agency backed	631	35	-	666	0.6%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	-	-	20	0.0%
Non-agency backed	955	56	(1)	1,012	1.0%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	2,975	8	3	2,980	2.9%
Credit card	77	26	-	103	0.1%
Equipment receivables	21	1	-	22	0.0%
Home equity	387	18	(25)	430	0.4%
Manufactured housing	9	1	-	10	0.0%
Student loans	34	1	-	35	0.0%
Other	571	21	-	592	0.6%
Municipals:
Taxable	4,425	1,251	2	5,674	5.5%
Tax-exempt	103	23	-	126	0.1%
Government:
United States	375	63	-	438	0.4%
Foreign	378	66	-	444	0.4%
Hybrid and redeemable preferred securities	520	79	24	575	0.6%
Total fixed maturity AFS securities	92,192	11,676	209	103,659	100.0%
Trading Securities (2)	4,348	354	11	4,691
Equity Securities	185	3	30	158
Total fixed maturity AFS, trading and equity securities	$96,725	$12,033	$250	$108,508

	As of December 31, 2018
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,762	$465	$352	$13,875	14.8%
Basic industry	4,542	137	152	4,527	4.8%
Capital goods	6,531	236	182	6,585	7.0%
Communications	4,686	210	133	4,763	5.1%
Consumer cyclical	5,475	160	180	5,455	5.8%
Consumer non-cyclical	14,307	543	507	14,343	15.3%
Energy	6,383	217	227	6,373	6.8%
Technology	3,698	64	81	3,681	3.9%
Transportation	3,289	91	99	3,281	3.5%
Industrial other	1,328	24	30	1,322	1.4%
Utilities	13,330	692	249	13,773	14.6%
Government related entities	2,292	141	63	2,370	2.5%
CMOs:
Agency backed	1,747	52	56	1,743	1.9%
Non-agency backed	732	48	(13)	793	0.8%
MPTS:
Agency backed	829	18	10	837	0.9%
CMBS:
Agency backed	20	-	-	20	0.0%
Non-agency backed	791	6	13	784	0.8%
ABS:
CLOs	1,746	3	19	1,730	1.8%
Credit card	78	16	-	94	0.1%
Equipment receivables	37	1	-	38	0.0%
Home equity	508	17	(9)	534	0.6%
Manufactured housing	15	1	-	16	0.0%
Student loans	38	-	-	38	0.0%
Other	240	7	1	246	0.3%
Municipals:
Taxable	4,551	711	18	5,244	5.6%
Tax-exempt	96	5	-	101	0.1%
Government:
United States	390	29	2	417	0.5%
Foreign	406	42	-	448	0.5%
Hybrid and redeemable preferred securities	582	45	34	593	0.6%
Total fixed maturity AFS securities	92,429	3,981	2,386	94,024	100.0%
Trading Securities (2)	1,823	137	10	1,950
Equity Securities	116	1	18	99
Total fixed maturity AFS, trading and equity securities	$94,368	$4,119	$2,414	$96,073

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of September 30, 2019			As of December 31, 2018
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$49,774	$57,239	55.2%	$49,086	$51,118	54.4%
2	BBB	39,084	43,091	41.6%	39,872	39,641	42.1%
Total investment grade securities		88,858	100,330	96.8%	88,958	90,759	96.5%

Below Investment Grade Securities
3	BB	2,362	2,406	2.3%	2,565	2,448	2.6%
4	B	787	769	0.8%	803	741	0.8%
5	CCC and lower	157	125	0.1%	95	63	0.1%
6	In or near default	28	29	0.0%	8	13	0.0%
Total below investment grade securities		3,334	3,329	3.2%	3,471	3,265	3.5%
Total fixed maturity AFS securities		$92,192	$103,659	100.0%	$92,429	$94,024	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.6%	3.2%		3.8%	3.5%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of September 30, 2019.

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

As of September 30, 2019, and December 31, 2018, 82% and 95%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on fixed maturity AFS securities as of September 30, 2019, decreased by $2.2 billion since December 31, 2018. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

As more fully described in Note 1 in our 2018 Form 10-K, we regularly review our investment holdings for OTTI. We concluded the unrealized loss position as of September 30, 2019, does not represent OTTI as: (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities. This conclusion is consistent with our asset-liability management process. Management considers the following as part of the evaluation of OTTI:

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

As reported on our Consolidated Balance Sheets, we had $135.4 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $114.0 billion as of September 30, 2019. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $98.5 billion as of September 30, 2019, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2018 Form 10-K and Note 5 herein for additional discussion.

As of September 30, 2019, and December 31, 2018, the estimated fair value for our privately placed fixed maturity AFS securities was $16.9 billion and $15.3 billion, respectively, representing 13% of total invested assets.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2018 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

The market value of fixed maturity AFS and trading securities backed by subprime loans was $393 million and represented less than 1% of our total investment portfolio as of September 30, 2019. Fixed maturity AFS securities represented $379 million, or 96%, and trading securities represented $14 million, or 4%, of the subprime exposure as of September 30, 2019. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2019:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$2,470	$2,644	$189	$208	$142	$161	$240	$274	$3,041	$3,287
ABS home equity	1	1	37	38	52	57	297	334	387	430
Total by type (2)(3)	$2,471	$2,645	$226	$246	$194	$218	$537	$608	$3,428	$3,717

Rating
AAA	$2,090	$2,240	$-	$-	$-	$-	$6	$6	$2,096	$2,246
AA	381	405	10	10	11	12	14	14	416	441
A	-	-	36	37	6	6	54	55	96	98
BBB	-	-	8	9	14	15	15	16	37	40
BB and below	-	-	172	190	163	185	448	517	783	892
Total by rating (2)(3)(4)	$2,471	$2,645	$226	$246	$194	$218	$537	$608	$3,428	$3,717

Origination Year
2009 and prior	$530	$589	$207	$226	$193	$217	$537	$608	$1,467	$1,640
2010	213	232	-	-	-	-	-	-	213	232
2011	101	106	-	-	-	-	-	-	101	106
2012	37	37	-	-	-	-	-	-	37	37
2013	192	202	-	-	-	-	-	-	192	202
2014	69	77	1	1	-	-	-	-	70	78
2015	163	174	15	16	-	-	-	-	178	190
2016	567	580	-	-	1	1	-	-	568	581
2017	286	308	3	3	-	-	-	-	289	311
2018	221	243	-	-	-	-	-	-	221	243
2019	92	97	-	-	-	-	-	-	92	97
Total by origination
year (2)(3)	$2,471	$2,645	$226	$246	$194	$218	$537	$608	$3,428	$3,717

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									3.7%	3.6%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									1.0%	1.0%

(1)Includes the amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $197 million and $229 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $153 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $153 million in trading securities consisted of $138 million prime, $1 million Alt-A and $14 million subprime.

(3)Does not include the fair value of trading securities totaling $160 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $160 million in trading securities consisted of $145 million prime, $1 million Alt-A and $14 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2019:

	Multiple Property		Single Property		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS	$960	$1,015	$15	$17	$975	$1,032
Total by type (1)(2)	$960	$1,015	$15	$17	$975	$1,032

Rating
AAA	$951	$1,005	$4	$4	$955	$1,009
AA	8	8	6	7	14	15
A	-	-	5	6	5	6
BB and below	1	2	-	-	1	2
Total by rating (1)(2)(3)	$960	$1,015	$15	$17	$975	$1,032

Origination Year
2009 and prior	$15	$18	$11	$13	$26	$31
2010	3	3	-	-	3	3
2011	8	8	-	-	8	8
2012	27	28	-	-	27	28
2013	154	157	-	-	154	157
2015	10	11	-	-	10	11
2016	86	89	4	4	90	93
2017	323	342	-	-	323	342
2018	164	180	-	-	164	180
2019	170	179	-	-	170	179
Total by origination year (1)(2)	$960	$1,015	$15	$17	$975	$1,032

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.1%	1.0%

(1)Does not include the amortized cost of trading securities totaling $106 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $106 million in trading securities consisted of $56 million of multiple property CMBS and $50 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $110 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $110 million in trading securities consisted of $59 million of multiple property CMBS and $51 million of single property CMBS.

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

As of September 30, 2019, the amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $358 million and $409 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of September 30, 2019, was as follows:

				%
			Gross	Gross
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Losses	Losses	Fair	Fair
	Cost	Cost	and OTTI	and OTTI	Value	Value
Banking	$257	4.8%	$61	22.7%	$196	3.8%
Oil field services	161	3.0%	28	10.4%	133	2.6%
Pharmaceuticals	202	3.8%	26	9.7%	176	3.4%
Independent	312	5.8%	16	5.9%	296	5.8%
Government owned, no guarantee	98	1.8%	13	4.8%	85	1.7%
ABS	1,121	20.8%	11	4.1%	1,110	21.7%
Integrated	76	1.4%	10	3.7%	66	1.3%
Sovereign	34	0.6%	9	3.3%	25	0.5%
Property and casualty	68	1.3%	8	3.0%	60	1.2%
Utility - other	168	3.1%	7	2.6%	161	3.1%
Midstream	127	2.4%	6	2.2%	121	2.4%
Healthcare	322	6.0%	6	2.2%	316	6.2%
Food and beverage	155	2.9%	5	1.9%	150	2.9%
Finance companies	40	0.7%	5	1.9%	35	0.7%
Industries with unrealized losses
less than $5 million	2,242	41.6%	58	21.6%	2,184	42.7%
Total by industry	$5,383	100.0%	$269	100.0%	$5,114	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	5.8%		100.0%		4.9%

As of September 30, 2019, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $34 million and $32 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2019
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$15,207	$733	$15,940	100.0%
Delinquent (1)	1	4	5	0.0%
Foreclosure (2)	-	4	4	0.0%
General valuation allowance	-	(2)	(2)	0.0%
Total mortgage loans on real estate	$15,208	$739	$15,947	100.0%

	As of December 31, 2018
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$13,012	$247	$13,259	100.0%
Delinquent (1)	-	1	1	0.0%
Foreclosure (2)	-	-	-	0.0%
Total mortgage loans on real estate	$13,012	$248	$13,260	100.0%

(1)As of September 30, 2019, four commercial loans and eight residential loans were delinquent. As of December 31, 2018, nine commercial loans and two residential loans were delinquent.

(2)As of September 30, 2019, eight residential loans were in foreclosure. As of December 31, 2018, there were no mortgage loans in foreclosure.

As of September 30, 2019, there was one specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and four specifically identified impaired residential mortgage loans on real estate also with an aggregate carrying value of less than $1 million. As of December 31, 2018, there were no specifically identified impaired commercial or residential mortgage loans on real estate.

The total outstanding principal and interest on the commercial mortgage loans on real estate that were two or more payments delinquent as of September 30, 2019, and December 31, 2018, was $1 million and less than $1 million, respectively. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of September 30, 2019, and December 31, 2018, was $8 million and less than $1 million, respectively. See Note 1 in our 2018 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2019	2018
Segment
Annuities	$5,208	$3,962
Retirement Plan Services	4,026	3,599
Life Insurance	4,080	3,829
Group Protection	1,300	1,089
Other Operations	1,333	781
Total mortgage loans on real estate	$15,947	$13,260

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of September 30, 2019			As of September 30, 2019
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,008	32.9%	CA	$3,588	23.6%
Office building	3,587	23.6%	TX	1,782	11.7%
Industrial	2,903	19.1%	NY	777	5.1%
Retail	2,627	17.3%	FL	743	4.9%
Other commercial	647	4.2%	MD	699	4.6%
Mixed use	228	1.5%	GA	663	4.4%
Hotel/motel	208	1.4%	WA	631	4.1%
Total	$15,208	100.0%	OH	584	3.8%
Geographic Region			PA	545	3.6%
Pacific	$4,545	29.9%	TN	495	3.3%
South Atlantic	3,379	22.2%	VA	480	3.2%
West South Central	1,909	12.6%	NC	395	2.6%
Middle Atlantic	1,505	9.9%	IL	368	2.4%
East North Central	1,497	9.8%	WI	330	2.2%
Mountain	734	4.8%	OR	326	2.1%
East South Central	643	4.2%	AZ	318	2.1%
West North Central	530	3.5%	MA	308	2.0%
New England	466	3.1%	All other states	2,176	14.3%
Total	$15,208	100.0%	Total	$15,208	100.0%

The following tables show the principal amount (in millions) of our commercial and residential mortgage loans by origination year and by year in which the principal is contractually obligated to be repaid:

	As of September 30, 2019
	Commercial	Residential	Total	%
Origination Year
2014 and prior	$3,951	$-	$3,951	24.8%
2015	1,794	-	1,794	11.2%
2016	1,990	-	1,990	12.5%
2017	2,028	-	2,028	12.7%
2018	2,643	208	2,851	17.9%
2019	2,820	510	3,330	20.9%
Total	$15,226	$718	$15,944	100.0%

	As of September 30, 2019
	Commercial	Residential	Total	%
Principal Repayment Year
2019	$109	$3	$112	0.7%
2020	589	8	597	3.7%
2021	1,048	8	1,056	6.6%
2022	931	9	940	5.9%
2023	892	9	901	5.7%
2024 and thereafter	11,657	681	12,338	77.4%
Total	$15,226	$718	$15,944	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Annuities	$(8)	$6	$(1)	$15
Retirement Plan Services	(5)	3	-	8
Life Insurance	(61)	41	(8)	81
Group Protection	(5)	3	-	7
Other Operations	(2)	1	-	3
Total (1)	$(81)	$54	$(9)	$114

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2019, and December 31, 2018, alternative investments included investments in 259 and 237 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of September 30, 2019, and December 31, 2018, was $8 million and $7 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Investment Income
Fixed maturity AFS securities	$1,066	$1,050	$3,211	$3,137
Trading securities	57	21	139	64
Equity securities	1	1	3	1
Mortgage loans on real estate	164	128	460	364
Real estate	-	-	1	1
Policy loans	33	23	97	90
Invested cash	13	6	30	17
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	26	25	64	67
Alternative investments (2)	(81)	54	(9)	114
Consent fees	2	1	6	3
Other investments	9	7	23	16
Investment income	1,290	1,316	4,025	3,874
Investment expense	(55)	(45)	(183)	(138)
Net investment income	$1,235	$1,271	$3,842	$3,736

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.39%	4.37%	4.36%	4.45%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.09%	0.09%	0.07%	0.08%
Alternative investments	-0.28%	0.20%	-0.01%	0.14%
Net investment income yield on invested assets	4.20%	4.66%	4.42%	4.67%

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average invested assets at amortized cost	$117,607	$109,034	$115,887	$106,616

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

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fixed maturity AFS securities:
Gross gains	$8	$14	$40	$30
Gross losses	(14)	(19)	(58)	(60)
Gross OTTI	(2)	(2)	(15)	(5)
Gain (loss) on other investments (1)	(22)	1	(21)	6
Associated amortization of DAC, VOBA,
DSI and DFEL and changes in
other contract holder funds	(5)	(5)	(12)	(16)
Total realized gain (loss) related to
certain investments	$(35)	$(11)	$(66)	$(45)

(1)Includes market adjustments on equity securities still held of $(17) million and $(11) million for the three and nine months ended September 30, 2019, respectively, and less than $1 million and $2 million for the three and nine months ended September 30, 2018, respectively.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. During the first nine months of 2019 and 2018, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as fixed maturity AFS. We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the fixed maturity AFS classification.

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

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(2)	$(13)	$(4)
ABS	-	-	(1)	-
RMBS	-	-	(1)	(1)
Gross OTTI recognized in net income (loss)	(2)	(2)	(15)	(5)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	1	-
Net OTTI recognized in net income (loss)	$(2)	$(2)	$(14)	$(5)

OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$-	$16	$-
Change in DAC, VOBA, DSI and DFEL	-	-	(1)	-
Net OTTI recognized in OCI	$-	$-	$15	$-

The $15 million of impairments recognized in net income during the nine months ended September 30, 2019, were all credit-related impairments. The increase in write-downs for OTTI when comparing the nine months ended September 30, 2019, to the corresponding period in 2018 was primarily attributable to the destabilization of certain corporate holdings as well as certain ABS and RMBS holdings.

The increase in OTTI recognized in OCI when comparing the nine months ended September 30, 2019, to the corresponding period in 2018 was primarily attributable to the fair values and recovery values being less aligned on impaired securities resulting in an increase of the non-credit portion of the impairment.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided (used) cash of $(2.9) billion and $1.0 billion for the nine months ended September 30, 2019 and 2018, respectively. The use of cash flows from operating activities for the nine months ended September 30, 2019, was primarily driven by purchases of trading securities in repositioning a portion of a Modco investment portfolio from AFS securities to trading securities. As a result, the cash outflows from operating activities were largely offset by sales of AFS securities within investing activities. See Note 8 for more information. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$150	$225	$550	$225
Lincoln Investment Management Company	10	15	10	15
Lincoln National Reinsurance Company (Barbados) Limited	40	-	125	-
Total dividends from subsidiaries	$200	$240	$685	$240

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$54	$34	$100	$94

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$-	$-	$(10)	$2

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2018 Form 10-K, our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of September 30, 2019, was approximately $2.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($350 million will expire in the fourth quarter of 2019 and $1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 13 in our 2018 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.2 billion to finance a portion of the excess reserves as of September 30, 2019; of this amount, $2.2 billion involve exposure to VIEs. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2018 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees. While we believe we have sufficient capital to support the statutory reserves on this business, an inability to obtain efficient capital market solutions could affect our returns on these types of products.

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

Details underlying debt and financing activities (in millions) for the nine months ended September 30, 2019, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$-	$-	$-	$-	$300	$300

Long-Term Debt
Senior notes	$4,432	$500	$(109)	$145	$(305)	$4,663
Bank borrowing	200	-	-	-	-	200
Capital securities (2)	1,207	-	-	-	-	1,207
Total long-term debt	$5,839	$500	$(109)	$145	$(305)	$6,070

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

On August 12, 2019, we completed the issuance and sale of $500 million aggregate principal amount of our 3.05% senior notes due 2030. We used a portion of the net proceeds from the offering to fund the repurchase of $105 million of our 6.15% senior notes due 2036 and $4 million of our 4.85% senior notes due 2021 pursuant to a tender offer. We intend to use the remaining net proceeds for the repayment, on or prior to maturity, of our outstanding 6.25% senior notes due 2020 and for general corporate purposes. As of September 30, 2019, the holding company had available liquidity of $765 million. Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 13 in our 2018 Form 10-K and Note 11 herein.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales. For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to The Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of September 30, 2019. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2018 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2018 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2018 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of September 30, 2019, the holding company had a net outstanding receivable (payable) of $(359) million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of the last year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of September 30, 2019. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2019, our insurance subsidiaries had investments with a carrying value of $3.8 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the nine months ended September 30, 2019, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Dividends to common stockholders	$74	$72	$225	$216
Repurchase of common stock	150	175	540	275
Total cash returned to stockholders	$224	$247	$765	$491

Number of shares repurchased	2.5	2.7	8.7	4.1

On October 29, 2019, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.37 to $0.40 per share. Additionally, we expect to repurchase additional shares of common stock during the remainder of 2019 depending on market conditions and alternative uses of capital. For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Debt service (interest paid)	$67	$63	$212	$204
Capital contribution to subsidiaries	-	-	-	502
Total	$67	$63	$212	$706

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

In 2018, we made an investment in our Group Protection business through our acquisition of Liberty Life, a subsidiary of LNL now known as Lincoln Life Assurance Company of Boston, which affected our liquidity and capital position. For additional information on our acquisition, see “Introduction – Executive Summary” above and see Note 3 in our 2018 Form 10-K and Note 3 herein.

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

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2018 Form 10-K, “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors” herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. As of September 30, 2019, there have been no material changes in our economic exposure to these market risks since December 31, 2018. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Cost of Insurance Litigation

Reference is made to Hanks v. The Lincoln Life and Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the vigorous defense of this action.

See Note 12 in “Part I – Item 1” above for further discussion regarding this and other contingencies.

Item 1A. Risk Factors

Reference is made to “Part I – Item 1A. Risk Factors” in the 2018 Form 10-K for information concerning risk factors. We are updating the following risk factor contained in the 2018 Form 10-K as set forth below.

The following risk factor should be read in conjunction with the factors set forth in “Part I – Item 1A. Risk Factors” of the 2018 Form 10-K, in addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language” above. You should carefully consider such factors. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Regulations adopted relating to the standard of care applicable to investment advisers and broker-dealers have resulted in, and additional regulations could result in, additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business.

In 2016, the DOL released the DOL Fiduciary Rule, which became effective on June 9, 2017, and substantially expanded the range of activities considered to be fiduciary investment advice under ERISA and the Internal Revenue Code. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued an opinion in the case Chamber of Commerce v. the U.S. Department of Labor vacating the DOL Fiduciary Rule and related applicable exemptions. The DOL and the Department of Justice did not appeal the Fifth Circuit’s decision to the U.S. Supreme Court, and the Fifth Circuit issued a mandate stating that the original definition of “fiduciary,” including the original five-part test, will apply going forward.

On June 5, 2019, the SEC approved a final “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, which requires a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction, without putting its financial interests ahead of the interests of a retail customer. The final rule includes guidance on what constitutes a “recommendation” and a definition of who would be a “retail customer” in addition to provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations.

In addition, the SEC approved the use of a new disclosure document, the customer or client relationship summary, or Form CRS. Form CRS is intended to provide retail investors with information about the nature of their relationship with their investment professional and supplements other more detailed disclosures, including existing Form ADV for advisers and the new disclosures under Regulation Best Interest for broker-dealers. Regulation Best Interest and Form CRS became effective as of September 10, 2019, with a transition period for compliance through June 30, 2020.

Finally, the SEC issued interpretative guidance regarding an investment adviser’s fiduciary obligation under the Advisers Act. The guidance indicates that investment advisers have a fiduciary duty to their clients that includes both a duty of care and a duty of loyalty and further describes an investment adviser’s responsibilities under these fiduciary duties.

In addition to the SEC rules, the NAIC and several states, including Massachusetts, Nevada, New Jersey and New York, have proposed and/or enacted laws and regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients and/or to meet a higher standard of care when providing advice to their clients. The recently enacted state laws and regulations have resulted in, and upon adoption by other states such laws and regulations may result in, additional requirements related to the sale of our products. Additional disclosure and other requirements could adversely affect our business by causing us to reevaluate or change certain business practices or otherwise.

It is uncertain at this point how the original DOL definition of “fiduciary,” or any new fiduciary rule proposed by the DOL (expected in December 2019), will work in conjunction with the final rules adopted by the SEC, the NAIC or any individual state. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the Company during the quarter ended September 30, 2019 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
7/1/19 – 7/31/19	620,636	$65.65	620,636	$396

8/1/19 – 8/31/19	1,905,461	57.36	1,905,461	137

9/1/19 – 9/30/19	-	-	-	137

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended September 30, 2019, there were 2,526,097 shares purchased as part of publicly announced plans or programs.

(2)On November 8, 2018, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.25 billion.  As of September 30, 2019, our remaining security repurchase authorization was $137 million, which reflects the purchases of common stock shown in the table above and the repurchase of a portion of our outstanding debt securities pursuant to our debt tender offer commenced on August 12, 2019.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 101, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2019

4.1	Form of 3.050% Senior Notes due 2030 incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 19, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: October 31, 2019