Form 10-K
period 2019-12-31
LINCOLN NATIONAL CORP
filed 2020-02-20
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite A305, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 583-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	LNC	New York Stock Exchange

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $11.4 billion. Shares of common stock held by each executive officer and director and each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2020, 195,371,579 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 11, 2020, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. LNC was organized under the laws of the state of Indiana in 1968. We currently maintain our principal executive offices in Radnor, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. As of December 31, 2019, LNC had consolidated assets of $334.8 billion and consolidated stockholders’ equity of $19.7 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products. LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services. The distribution occurs primarily through consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”) and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2019, LFD had approximately 660 internal and external wholesalers (including sales and relationship managers). As of December 31, 2019, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 9,050 active producers who placed business with us within the last 12 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 21.

Acquisitions and Dispositions

On May 1, 2018, we completed the acquisition from Liberty Mutual Insurance Company of 100% of the capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), an operator of a group benefits business (the “Liberty Group Business”) and an individual life and individual and group annuity business (the “Liberty Life Business”). In connection with the acquisition, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company (together with Protective Life Insurance Company, “Protective”), providing for the reinsurance and administration of the Liberty Life Business. Liberty Life’s excess capital of $1.8 billion was paid to Liberty Mutual Insurance Company through an extraordinary dividend at the acquisition date. We paid $1.5 billion of cash to Liberty Mutual Insurance Company to acquire the Liberty Group Business. Effective September 1, 2019, Liberty Life’s name was changed to Lincoln Life Assurance Company of Boston (“LLACB”).

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

Annuities have several features that are attractive to customers. Annuities are unique in that contract holders can select a variety of payout alternatives to provide an income flow for life. Many annuity contracts also include guarantee features (living and death benefits) that are not found in any other investment vehicle and that, we believe, make annuities attractive especially in times of economic uncertainty. In addition, growth on the underlying principal in certain annuities is granted tax-deferred treatment, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement.

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

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies inside the funds themselves. These funds seek to reduce equity market volatility risk for both the contract holder and us. As of December 31, 2019 and 2018, the Managed Risk Strategies funds totaled $42.0 billion and $36.9 billion, respectively, or 34% of total variable annuity product account values.

We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any variable fund equals the contract holder’s account value for that variable fund. In addition, for some contracts, we impose surrender charges, which are typically applicable to withdrawals during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits. In 2019, 47% of our variable annuity deposits were on products without guaranteed living benefit (“GLB”) riders, compared to 35% in 2018.

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

We offer optional benefit riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk), Lincoln Market SelectSM Advantage, Max 6 SelectSM Advantage and Lincoln IRA Income PlusSM riders. All provide contract holders with protected lifetime income that is based on a maximum rate of the income base that grows annually at either the greater of a specified simple rate (available each year a withdrawal is not taken for a specified period of time) or account value growth. The riders provide higher income if the contract holder delays withdrawals. The Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk) and Lincoln Market SelectSM Advantage riders are hybrid benefit riders combining aspects of GWB and GIB that provide a specified maximum rate of the income base or income through the i4LIFE® Advantage rider with the GIB. The Lincoln Max 6 SelectSM Advantage and Lincoln IRA Income PlusSM riders provide contract holders with protected lifetime income up to a specified maximum rate of the income base and a different specified maximum rate of the income base if the account value falls to zero. Contract holders under the Lincoln Lifetime Income Advantage 2.0 (Managed Risk) rider are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the Lincoln Market Select Advantage and Lincoln Max 6 Select Advantage riders are subject to restrictions on the allocation of their account value within the various investment choices. Contract holders under the Lincoln IRA Income Plus rider are subject to restrictions on the allocation of their account value with a subset of our Managed Risk Strategies fund options.

We also offer the i4LIFE Advantage, i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE Advantage Select Guaranteed Income Benefit riders. These riders allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract. This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing. In general, GIB is an optional feature available with the i4LIFE Advantage rider and a non-optional feature on the i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) and i4LIFE Advantage Select Guaranteed Income Benefit riders that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals). Contract holders under the i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) rider are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the i4LIFE Advantage Select Guaranteed Income Benefit rider are subject to restrictions on the allocation of their account value within the various investment choices.

We also offer the 4LATER® Select Advantage rider. This rider provides a minimum income base used to determine the GIB floor when a client begins income payments under the i4LIFE Advantage Select Guaranteed Income Benefit rider. The 4LATER Select Advantage rider provides growth during the accumulation phase through both an enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value. Contract holders under the 4LATER Select Advantage rider are subject to restrictions on the allocation of their account value within the various investment choices.

In addition, we offer the Lincoln Wealth PassSM and Lincoln Long-Term CareSM Advantage riders. The Lincoln Wealth Pass rider is for use with death benefit proceeds and offers a return of the death benefit value to beneficiaries over their life expectancy. The Lincoln Long-Term Care Advantage rider offers an additional benefit to help pay for long-term care expenses.

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

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. Our fixed annuity product offerings consist of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime incomes. Fixed annuity contracts are general account obligations. We bear the investment risk for fixed annuity contracts. To protect from premature withdrawals, we impose surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. On most policies, within the surrender charge period, we also have a market value adjustment provision that protects us against disintermediation risk in the case of rapidly rising interest rates. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.

We offer single and flexible premium fixed deferred annuities. Single premium fixed deferred annuities are contracts that allow only a single premium to be paid. Flexible premium fixed deferred annuities are contracts that allow multiple premium payments, subject to contractual limits, on either a scheduled or non-scheduled basis.

Our fixed indexed annuities allow the contract holder to choose between a fixed interest crediting rate and an indexed interest crediting rate, which is based on the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), the S&P 500 Daily Risk Control 5%TM Index, the Balanced Capital Strength 6 Index (using First Trust Methodology), the BlackRock iBLD Ascenda® Index, or the Fidelity AIMSM Dividend Index. The indexed interest credit is guaranteed never to be less than zero.

We offer guaranteed lifetime withdrawal benefit riders on certain fixed indexed annuities, namely the Lincoln Lifetime IncomeSM Edge, Lincoln Lifetime Income Edge 2.0, and i4LIFE® Indexed Advantage riders. The Lincoln Lifetime Income Edge and Lincoln Lifetime Income Edge 2.0 riders are guaranteed lifetime withdrawal benefit riders which allow the contract holder the ability to take income based on age-bands that increase each year the contract holder delays taking income withdrawals. The Lincoln Lifetime Income Edge rider includes both a compound enhancement to the guaranteed amount each year an income withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value. The Lincoln Lifetime Income Edge 2.0 rider provides guaranteed lifetime income based off an income base that grows annually at the greater of a simple enhancement or the current account value.

We also offer the i4LIFE® Indexed Advantage rider on certain fixed indexed annuities which provides fixed indexed annuity contract holders with access and control during a portion of the income phase of their contract. Each i4LIFE Indexed Advantage contract includes a GIB that guarantees regular income payments will not fall below a minimum income floor. The GIB has the opportunity to increase, should regular income payments increase over the current GIB.

We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products. For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.

Indexed Variable Annuities

Our indexed variable annuity, Lincoln Level Advantage®, provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) and/or indexed accounts offered through the product. The value of the variable sub-accounts varies with the performance of the underlying variable funds chosen by the contract holder. The index interest crediting rate for an indexed account is based, in part, on the performance of an index.

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

We offer a guaranteed death benefit rider where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than the current contract value or the total deposits made to the contract, adjusted to reflect any partial withdrawals.

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

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid and large market employers, typically those that have defined contribution plans with $10 million or more in account value. The target market is primarily healthcare providers, public sector employers, corporations and educational institutions. The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services. The program allows the use of any mutual fund. We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants. We also earn investment margins on fixed annuities. In 2018, we launched our proprietary YourPath®portfolios, a series of target-date portfolios for employer-sponsored retirement plans. These target-date portfolios are managed along multiple risk-based paths to support a more personalized investment approach based upon financial circumstances and risk tolerance.

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

Additionally, we offer other products and services that complement our primary offerings:

•The Lincoln Next Step® series of products is a suite of mutual fund-based IRAs available exclusively for participants in Lincoln-serviced retirement plans and their spouses. The products can accept rollovers and transfers from other providers as well as ongoing contributions. The Lincoln Next Step IRA product has no annual account charges and offers an array of mutual fund investment options provided by 20 fund families all offered at net asset value. The Lincoln Next Step Select® IRA has an annual record keeping charge and offers an even wider array of mutual fund investment options from over 20 families, all at net asset value. We earn 12b-1 and service fees on the mutual funds within the product.

•The Lincoln Secured Retirement IncomeSM product is a GWB made available through a group variable annuity contract. This product is intended to fulfill future needs of retirement security. By offering a GWB inside a retirement plan, we provide plan sponsors a solution that gives participants the ability to participate in the market and receive guaranteed income for life while still maintaining access to their plan account balance.

•Through a group annuity contract, we offer fixed annuity products to retirement plans where we do not provide plan recordkeeping services. The fixed annuity is used within small, mid-large and large market employers covering the 403(b), 401(a)/(k) and 457 plan marketplaces. The annuity provides a conservative investment option for those plan participants seeking stability. In some cases, we earn investment margins on assets in the fixed account, and in other product versions we earn a fee on assets in the underlying custodial account.

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

Competition

The retirement plan marketplace is very competitive and is comprised of many providers with no one company dominating the market for all products. As stated above, we compete with numerous other financial services corporations in the small, mid and large employer markets. The main factors upon which entities in this market compete are product strength, technology, service model delivery, participant education models, quality wholesale distribution access to intermediary firms and comprehensive marketing efforts to create brand recognition. Our key differentiator is our high-touch, high-tech, digitally focused service model, which has been shown to drive positive outcomes for plan sponsors and participants.

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, both single (including COLI and BOLI) and survivorship versions of universal life insurance (“UL”), variable universal life insurance (“VUL”) and indexed universal life insurance (“IUL”) products, a linked-benefit product (which is UL with riders providing for long-term care costs), and critical illness and long-term care riders, which can be attached to UL, VUL or IUL policies. Some of our products include secondary guarantees, which are discussed more fully below. Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest. Mortality margins, morbidity margins, investment margins, expense margins and surrender fees drive life insurance profits.

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

Products

We offer four categories of life insurance products, consisting of:

UL and IUL

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

VUL

VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of variable funds offered through the product. The value of the variable portion of the contract holder’s account is driven by the performance of the underlying variable funds chosen by the contract holder. As the return on the investment portfolio increases or decreases, the account value of the VUL policy will increase or decrease. In addition, VUL products offer a fixed account option that is managed by us. As with fixed UL products, contract holders have access, within contractual maximums, to account values through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product. Our single life VUL offerings include Lincoln AssetEdge® VUL and Lincoln VULONE insurance products. Our COLI products are also VUL-type products.

We also offer survivorship versions of our individual VUL products, Lincoln SVULONE and Lincoln Preservation Edge® SVUL. These products insure two lives with a single policy and pay death benefits upon the second death.

We offer lifetime guaranteed benefit riders with our Lincoln VULONE and Lincoln SVULONE products. The ONE rider features guarantee to the contract holder that upon death, as long as secondary guarantee requirements have been met, the death benefit will be payable even if the account value equals zero.

Our secondary guarantee benefits maintain the flexibility of a traditional UL or VUL policy, which allow a contract holder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited. The length of the guarantee may be increased at any time through additional excess premium deposits. Reserves on UL and VUL products with secondary guarantees represented 37% and 35% of total life insurance in-force reserves as of December 31, 2019 and 2018, respectively.

Linked-Benefit Life Products and Products with Critical Illness Riders

Lincoln MoneyGuard®, our linked-benefit life product, combines UL with long-term care insurance through the use of a rider or riders. The policy rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need, reducing the remaining death benefit, and, once the death benefit is exhausted, offers access to an additional pool of dollars that can be used for qualified long-term care expenses. Certain policies also provide a reduced death benefit to the contract holder’s beneficiary if the death benefit has been fully accelerated as long-term care benefits during the contract holder’s life.

Some life products provide for critical illness or long-term care insurance by the use of riders attached to UL, VUL or IUL policies. These riders allow the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified condition.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time. Some of our term life insurance products give the policyholder the option to reduce the death benefit at a future time. Scheduled policy premiums are required to be paid at least annually. These products include Lincoln TermAccel® Level Term and Lincoln LifeElements® Level Term.

Distribution

The Life Insurance segment’s products are sold through LFD. LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels: wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations. LFD distributes BOLI/COLI products and services to small- to mid-sized banks and mid- to large-sized corporations, primarily through intermediaries who specialize in one or both of these markets and who are serviced through a network of internal and external LFD sales professionals.

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

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products, including short- and long-term disability, statutory disability and paid family medical leave administration and absence management services, term life, dental, vision and accident and critical illness benefits and services to the employer marketplace through various forms of employee-paid and employer-paid plans. As discussed above, we completed the acquisition of the Liberty Group Business effective May 1, 2018. As a result of the acquisition, Group Protection expanded its market for sales of its products and services to employer groups of all sizes, from small companies with fewer than 100 employees to large employers with 10,000 or more employees. In addition, the acquisition contributed enhanced disability and absence management competency.

Products

Disability Insurance and Services

We offer short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury. Short-term disability insurance generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days. Long-term disability insurance provides benefits following a longer waiting period, usually between 90 and 180 days and provides benefits for a longer period, at least 2 years and typically extending to normal (Social Security) retirement age. The monthly benefits provided are subject to reduction when Social Security benefits are also paid. We also provide insured coverage for the Hawaii, New Jersey and New York state statutory disability programs and state-specific statutory paid family leave programs as legislation is passed and implemented, as well as administrative services for employer self-funded statutory programs in specific states.

Absence Management

We offer a robust portfolio of absence management services to help employers manage their state and federal family medical and company leave programs, in conjunction with our disability coverage. Our services provide a simple, compliant way to report and manage both leave and disability through a single expert source with integrated intake, coordinated claims management, communications and comprehensive reporting, along with state-of-the-art self-service capabilities for employers and employees via a mobile application and web portal.

Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional and voluntary term life insurance to employees and their dependents. Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment.

Dental and Vision

We offer a variety of employer-sponsored group dental insurance plans, which cover a portion of the cost of eligible dental procedures for employees and their dependents. Products offered include: indemnity coverage, which does not distinguish benefits based on a dental provider’s participation in a network arrangement; Preferred Provider Organization (“PPO”) products, on an insured and administrative services only basis, that do reflect the dental provider’s participation in the PPO network arrangement, including an agreement with network fee schedules; a Dental Health Maintenance Organization product that limits benefit coverage to a closed panel of network providers; an in-network-only option that limits benefit coverage providers in certain states; and self-funded options for groups with more than 200 employees.

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

We also offer employer-sponsored group critical illness insurance to employees and their covered dependents. This product is predominantly purchased on an employee-paid basis. The coverage provides for lump sum payouts upon the occurrence of one of the specified critical illness benefit triggers covered within a critical illness insurance policy. This product also includes benefits and services that assist employees and their family members in prevention, early detection and treatment of critical illness events.

Distribution

The Group Protection segment’s products are marketed primarily through a national distribution system. The managers and marketing representatives develop business through employee benefit brokers, consultants, TPAs and other employee benefit firms that work with employers to provide access to our products.

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

Claims Administration

Claims for the Group Protection segment are managed by in-house claim specialists. Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract and in compliance with federal and state regulations. Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims. The segment employs a variety of clinical experts, including employee and contract medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities, assess employability and develop return to work plans. The accuracy and speed of life claims are important customer service and risk management factors. Some life policies provide for the waiver of premium coverage in the event of the insured’s disability where our disability claims management expertise is utilized. Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

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

As of December 31, 2019, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2019. As of December 31, 2019, 34% of our total individual life in-force amount was reinsured.

Some portions of our annuity business have been reinsured on either a coinsurance or a modified coinsurance (“Modco”) basis with other companies to limit our exposure associated with fixed and variable annuities. In a coinsurance program, the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) based on their respective percentage of the risk. In a Modco program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances. For example, we use reinsurance to cover larger life and disability claims in our Group Protection business.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Protective, Athene Holding Ltd. (“Athene”) and Swiss Re represent our largest reinsurance exposures. As of December 31, 2019 and 2018, $11.8 billion and $12.1 billion, respectively, was recoverable from Protective for the Liberty Life Business and reflected within reinsurance recoverables on our Consolidated Balance Sheets. As a result of our Modco agreement with Athene to reinsure fixed and fixed indexed annuity products, as of December 31, 2019 and 2018, a $6.6 billion and $7.5 billion deposit asset, respectively, was reflected within other assets on our Consolidated Balance Sheets. As of December 31, 2019 and 2018, $1.3 billion and $1.5 billion, respectively, was recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re.

For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 9. For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation. From time to time, the insurance laws, regulations, or regulatory guidance that specify the mortality and morbidity tables, interest rates and methods of valuation may be changed or interpreted differently, which may result in changes in the required reserves of our insurance subsidiaries. For more information on reserves, see “Critical Accounting Policies and Estimates – Derivatives – GLB” and “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations” in the MD&A. For information on risks regarding changes in regulations, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulations may affect our insurance subsidiary capital requirements or reduce our profitability.”

See “Regulatory” below for information on permitted practices and proposed regulations that may impact the amount of statutory reserves necessary to support our current insurance liabilities.

For risks related to reserves, see “Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals,” “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” and “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

INVESTMENTS

An important component of our financial results is the return on investments. Our investment strategy is to balance the need for current income with prudent risk management, with an emphasis on generating sufficient current income to meet our obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting our income objectives. This approach also permits us to be more effective in our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. Investments by our insurance subsidiaries must comply with the insurance laws and regulations of the states of domicile.

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

Insurer Financial Strength Ratings

The insurer financial strength rating scales of A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P are characterized as follows:

•A.M. Best – A++ to D

•Fitch – AAA to C

•Moody’s – Aaa to C

•S&P – AAA to D

As of February 14, 2020, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate us, were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
The Lincoln National Life Insurance Company (“LNL”)	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

Lincoln Life & Annuity Company of New York (“LLANY”)	A+	A+	A1	AA-
	(2nd of 16)	(5th of 19)	(5th of 21)	(4th of 21)

Lincoln Life Assurance Company of Boston (“LLACB”)	A	N/A	N/A	AA-
	(3rd of 16)			(4th of 21)
First Penn-Pacific Life Insurance Company (“FPP”)	A	A+	A1	A-
	(3rd of 16)	(5th of 19)	(5th of 21)	(7th of 21)

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

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws. Our captive reinsurance and reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators. We have not received any material adverse findings resulting from state insurance department examinations of our insurance, reinsurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2019.

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

The NAIC’s adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017. Principles-based reserving places a greater weight on our past experience and anticipated future experience and considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles. We adopted the framework for our newly issued term business in 2017 and phased in the framework through January 1, 2020, for all other newly issued life insurance products. We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business. In addition, the NAIC recently implemented changes to the statutory reserving, capital and accounting framework for variable annuities that went into effect as of January 1, 2020. For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

For more information on statutory reserving and our use of captive reinsurance structures, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Insurance Subsidiaries’ Statutory Capital and Surplus” in the MD&A.

Insurance Holding Company Regulation

LNC and its primary insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the states of Indiana, New York and New Hampshire. These insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information, including their capital structure, ownership, management, financial condition and certain inter-company transactions, including material transfers of assets and inter-company business agreements, and to report material changes in that information. These laws also require that inter-company transactions be fair and reasonable and, under certain circumstances, prior approval of the insurance departments must be received before entering into an inter-company transaction. Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

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

Accordingly, factors that have an impact on the total adjusted capital of our insurance subsidiaries, such as the permitted practices discussed above, will also affect their RBC levels. Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•“Company action level” – If the RBC ratio is between 75% and 100%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake;

•“Regulatory action level” – If the RBC ratio is between 50% and 75%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period;

•“Authorized control level” – If the RBC ratio is between 35% and 50%, then the regulatory response is the same as at the “Regulatory action level,” but, in addition, the regulator may take action to rehabilitate or liquidate the insurer; and

•“Mandatory control level” – If the RBC ratio is less than 35%, then the regulator must rehabilitate or liquidate the insurer.

As of December 31, 2019, the RBC ratios of LNL, LLANY, LLACB and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels. These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves such as the issuance of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

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

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to regulation under global, federal and state privacy laws. These laws require that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure. While we employ a robust and tested information security program, as regulators establish further regulations for addressing customer privacy, we may need to amend our policies and adapt our internal procedures. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – State Regulation – Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.” For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

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

Significantly, swap documentation and processing requirements continue to change in light of rules for margining uncleared swaps. As we prepare to comply with requirements to post initial margin beginning in September 2020, we continue to evaluate the ways we will be required to manage our derivatives trading and the attendant liquidity requirements. Although these rules provide some flexibility in the categories of eligible collateral, we may be required to hold more of our assets in cash and other low-yielding investments in order to satisfy margin requirements. Operational requirements attendant to the new margining regime are potentially burdensome and costly. Swaps clearing requirements may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but have increased our exposure to central clearinghouses and clearing members with which we transact. Central clearinghouses and regulators alike continue to evaluate the appropriate allocation of risk in the event of the failure of a clearing member or clearinghouse, and the results of these deliberations may change our use of derivatives in ways we cannot yet determine. The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.

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

In addition, the Dodd-Frank Act directed the Securities and Exchange Commission (“SEC”) to study the implications resulting from the different standards applicable to broker-dealers and investment advisers and empowered the SEC to adopt a uniform fiduciary standard. In January 2011, the SEC released its study on the obligations and standards of conduct of financial professionals. The SEC staff initially recommended establishing a uniform fiduciary standard for investment advisers and broker-dealers when providing investment advice about securities, including guidance for principal trading and definitions of the duties of loyalty and care owed to retail customers that would be consistent with the standard that currently applies to investment advisers. Then, in June 2019, pursuant to the authority granted by the Dodd-Frank Act, the SEC adopted “Regulation Best Interest,” which established a higher standard of care and disclosure for broker-dealers when making recommendations to retail customers, but did not create an explicit fiduciary duty. For more information, see “SEC Rules and Other Regulations relating to the Standard of Care Applicable to Investment Advisers and Broker-Dealers” below.

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

SEC Rules and Other Regulations relating to the Standard of Care Applicable to Investment Advisers and Broker-Dealers

In 2016, the Department of Labor (“DOL”) released the DOL Fiduciary Rule, which became effective in 2017 and substantially expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. The DOL Fiduciary Rule was subsequently vacated by the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) in March 2018, and in June 2018, the Fifth Circuit issued a mandate stating that the original definition of “fiduciary,” including the original five-part test, would apply going forward.

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

It is uncertain at this point how the original DOL definition of “fiduciary,” or any new fiduciary rule proposed by the DOL, will work in conjunction with the final rules adopted by the SEC, the NAIC or any individual state. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Federal Tax Legislation

In late 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act resulted in significant reforms for corporations (in addition to individuals), including the reduction in the corporate tax rate to 21% and the expansion of the tax base through the elimination or reduction of specified deductions and credits and incentives related to growth and development. The vast majority of the provisions in the Tax Act became effective January 1, 2018.

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

We have done significant work in many areas of our business to implement the tax changes required by the Tax Act. The Internal Revenue Service (“IRS”) and Treasury continue to issue guidance in order to clarify the new rules, including Notices, Proposed and Final Regulations related to executive compensation and other business activities, and the deduction related to Qualified Business Income, as well as life settlement reporting and various international tax provisions. The current IRS Priority Guidance Plan includes numerous additional guidance items, some pertaining to insurance companies, needed to implement changes required by the Tax Act. We continue to actively participate with others in the industry to review and provide comments on the Proposed Regulations and other guidance.

Although the IRS and Treasury have issued guidance on a variety of issues, Congress has not yet passed a technical corrections bill to address certain issues in the original provisions of the Tax Act. The House Ways and Means Committee originally circulated a draft technical corrections package in early 2019, but Congress has not yet passed any such legislation. There are no proposals in the draft technical corrections package, nor in any pending formal legislative proposals, that we believe would have a significant impact on our business.

Outside of tax reform, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. As a result, the Social Security Administration’s 2019 Annual Report projects that the SSDI reserves will not be depleted until 2035.

Health Care Reform Legislation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act. This legislation, as well as subsequent state and federal laws and regulations, includes provisions that provide for additional taxes to help finance the cost of these reforms and substantive changes and additions to health care and related laws, which could potentially impact some of our lines of business. We continue to monitor any efforts by the government to repeal or replace provisions of the Patient Protection and Affordable Care Act and the effect those efforts may have on our businesses.

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

SECURE Act

In May 2019, the U.S. House of Representatives (the “House”) passed the Setting Every Community Up for Retirement Enhancement Act (the “SECURE Act”), which was then attached to a year-end spending bill, the Further Consolidated Appropriations Act, 2020, that was approved by the House and U.S. Senate and then signed into law on December 20, 2019. Most of the provisions of the SECURE Act are effective for plan years beginning after December 31, 2019. Among other things, the provisions of the SECURE Act will make it easier for employers to offer lifetime income options in defined contribution retirement plans, facilitate the ability of small employers to offer access to retirement savings vehicles to their employees and increase opportunities for workers to save by enhancing retirement plan automatic enrollment and escalation features. We are still evaluating the impact the SECURE Act will have on our business operations, but we believe that the financial services industry will benefit from the adoption of the SECURE Act through continued or increased savings in retirement and annuity solutions, including through the utilization of Lincoln’s suite of offerings.

ERISA Considerations

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit-sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, asset management, plan administrative services and other businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition, because certain of our businesses provide products and services to ERISA plans, transactions with those plans are subject to ERISA’s prohibited transaction rules, which may affect our ability to enter into transactions, or the terms on which transactions may be entered into, with such plans, even if the business entering into the transaction is unrelated to the business giving rise to party-in-interest status.

Broker-Dealer and Securities Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules. In addition, we have subsidiaries that are registered investment advisers under the Investment Advisers Act of 1940. Agents, advisers and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissions. Regulation also extends to various LNC entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees. For more information about regulatory and litigation matters, see Note 14.

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

EMPLOYEES

As of December 31, 2019, we had a total of 11,357 employees. In addition, we had a total of 1,375 planners and agents who had active sales contracts with one of our insurance subsidiaries. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

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

We also make available, free of charge, on or through our website, www.lfg.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

State Regulation

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance contract holders and the public, rather than our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of supervision and regulation covers, among other things:

•Market conduct standards;

•Standards of minimum capital requirements and solvency, including RBC measurements;

•Restrictions on certain transactions, including, but not limited to, reinsurance between our insurance subsidiaries and their affiliates;

•Restrictions on the nature, quality and concentration of investments;

•Restrictions on the receipt of reinsurance credit;

•Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;

•Limitations on the amount of dividends that insurance subsidiaries can pay;

•Licensing status of the company;

•Certain required methods of accounting pursuant to statutory accounting principles (“SAP”);

•Reserves for unearned premiums, losses and other purposes;

•Payment of policy benefits (claims); and

•Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, sometimes lead to changes in business practices or additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, the NAIC recently implemented changes to the accounting, reserve and RBC regulations related to the variable annuity business that went into effect in 2020, which could impact the level of reserves and C-3 capital we are required to hold on variable annuities (although we do not expect the impacts to be material upon adoption). The NAIC is also considering modifications to: (i) the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold, and (ii) Actuarial Guideline XLIX (“AG 49”) that would affect the way insurance companies are permitted to illustrate certain IUL products, which could impact our sales of such products. We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings and financial condition and results of operations.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2019, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries that would have a material adverse effect on our results of operations or financial condition.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees. In addition, Actuarial Guideline 38 (“AG38”) clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees. A portion of our newly issued term and UL insurance products are affected by XXX and AG38; certain term policies issued in 2017 and later and certain UL insurance products are now reserved under principles-based reserves. The application of both AG38 and XXX involve numerous interpretations. If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies. For example, the New York State Department of Financial Services did not recognize the NAIC revisions to AG38 in applying the New York law governing the reserves to be held for UL and VUL products containing secondary guarantees. The change, which was effective as of December 31, 2013, impacted our New York-domiciled insurance subsidiary, LLANY. Although LLANY discontinued the sale of these products in early 2013, the change affected those policies previously sold. As a result, we phased in a $450 million increase in reserves over five years, from 2013 to 2017.

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

The collection and maintenance of personal data from our customers, including personally identifiable non-public financial and health information, subjects us to regulation under global, federal and state privacy laws. These laws require that we institute certain policies and procedures in our business to safeguard personal data from our customers from improper use or disclosure. The laws vary by jurisdiction, and it is expected that additional regulations will continue to be enacted. In March 2017, New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities, became effective, and on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, which states are adopting versions of, establishing new standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events. Other states have proposed or adopted broad privacy legislation that applies to all types of businesses, including California, which passed the California Consumer Right to Privacy Act in June 2018, granting new data protections and rights to California consumers. In addition, the European General Data Protection Regulation (“GDPR”) adopted by the European Commission became effective in May 2018. GDPR includes numerous protections for EU data subjects, including but not limited to notification requirements for data breaches, the right to access personal data, and the right to be forgotten. Complying with these and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies. Non-compliance could result in monetary penalties or significant legal liability.

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

Federal Regulation

In addition, our broker-dealer and investment adviser subsidiaries as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA. Applicable laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, advisers, registered representatives, associated persons and employees. In recent years, there has been increased scrutiny of insurance companies and their affiliates by these bodies, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

Regulations adopted relating to the standard of care applicable to investment advisers and broker-dealers have resulted in, and additional regulations could result in, additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business.

In 2016, the DOL released the DOL Fiduciary Rule, which became effective in 2017 and substantially expanded the range of activities considered to be fiduciary investment advice under ERISA and the Internal Revenue Code. The DOL Fiduciary Rule was subsequently vacated by the Fifth Circuit in March 2018, and in June 2018, the Fifth Circuit issued a mandate stating that the original definition of “fiduciary,” including the original five-part test, would apply going forward.

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

It is uncertain at this point how the original DOL definition of “fiduciary,” or any new fiduciary rule proposed by the DOL, will work in conjunction with the final rules adopted by the SEC, the NAIC or any individual state. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

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

The changes made by the Tax Act continue to have numerous impacts on our business.  Notably, the change to the new 21% marginal corporate income tax rate has resulted in a lower overall effective tax rate as applied to our financial earnings as compared to years prior to the change.  The marginal rate change resulted in a reduction in our recorded deferred tax liability for GAAP purposes, a reduction in our admitted deferred tax asset recorded for statutory reporting and, beginning with year-end 2018 reporting, changes to the factors used in determining our required surplus for statutory purposes and related RBC percentage.  Any future change in the marginal corporate tax rate will have an impact on our financial results.

In addition to the corporate tax rate reduction provided by the Tax Act, there were several provisions that are specific to insurance companies, namely changes to the proration formula used to determine the amount of dividends eligible for the dividends-received deduction, modifications to the calculation of tax reserves associated with policyholder liabilities, changes to the computations of capitalized expenses for tax purposes of amounts incurred to originate or acquire insurance contracts (commonly referred to as the DAC tax) and the imposition of new life settlement reporting rules.  As a result of one of the specific Tax Act changes, the recorded tax benefit for the separate account dividends-received deduction included in our 2019 and 2018 income tax provision was $81 million and $78 million, respectively, as compared to $210 million for 2017. These provisions as a whole resulted in changes to our overall cash tax obligations beginning in 2018.

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

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate. Some of these legal proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects. See Note 14 for a description of legal and regulatory proceedings and actions.

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

Specifically, in August 2018, the FASB released Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, that is expected to result in significant changes to how we account for and report our insurance contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of deferred acquisition costs (“DAC”).  These changes may impose special demands on companies in the areas of employee training, internal controls, contract fulfillment and disclosure and may affect how we manage our business, including business processes such as design of compensation plans, product design, etc. In October 2019, the effective date of ASU 2018-12 was deferred to January 1, 2022, and there are various transition methods by topic that we may elect upon adoption. We will report results under the new accounting method as of the effective date. We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations. See Note 2 for more information.

Our domestic insurance subsidiaries are subject to SAP. Any changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.

The NAIC adopted an updated framework for the statutory accounting and capital requirements for variable annuities in the summer of 2018. Revised regulations to implement the updated framework were adopted by the NAIC in the summer of 2019 and became effective January 1, 2020, with an optional phase-in period and early adoption permitted. The resulting new variable annuity framework will likely result in changes in reserve and/or capital requirements and statutory surplus, which could impact the volatility of those item(s), particularly in response to changes in interest rates. However, we do not expect the impact of these changes on our financial condition and results of operations to be material upon adoption. The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Major central bank policy actions, slowing of global growth, and trade policy uncertainty remain key challenges for markets and our business. These macro-economic conditions may have an adverse effect on us given our credit and equity market exposure. In the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss and downgrades due to market volatility.

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

Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals.

Interest rate fluctuations and/or a sustained period of low interest rates could negatively affect our profitability. Some of our products, principally fixed annuities and UL, including linked-benefit UL, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Spreads are an important component of our net income. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations. In addition, low rates increase the cost of providing variable annuity living benefit guarantees, which could negatively affect our variable annuity profitability.

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products. However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease. As of December 31, 2019, 35% of our annuities business, 79% of our retirement plan services business and 89% of our life insurance business with guaranteed minimum interest or crediting rates were at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business. Currently, new money rates continue to be near historically low levels, with the Federal Reserve decreasing the target range for the federal funds rate by 25 basis points three times during 2019 to a range of 1.50% to 1.75%. Due to the low interest rate environment, in 2019 we updated our interest rate assumptions, which included lowering starting new money rates, reducing our long-term new money investment yield assumption and extending the grade-in period from current rates to long-term rates. As a result of these updates, we recorded unfavorable after-tax unlocking during 2019, which was most pronounced in our Life Insurance segment.  We cannot give assurance that persistent low interest rates will not result in future unfavorable unlocking. For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our recorded policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened, thereby reducing net income in the affected reporting period. Accordingly, declining interest rates may materially affect our results of operations, financial condition and cash flows and significantly reduce our profitability. In addition, a decline in market interest rates may make it more challenging for us to pass certain asset adequacy tests related to statutory reserves, given the required conservatism of some of the regulations with which we must comply. To meet these requirements, we may be required to post asset adequacy reserves, which, depending on the size of the reserve, could materially affect our financial results.

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

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses. As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits. However, a decrease in the equity markets, as well as worse than expected lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources. If we had unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2019, we would have recorded favorable unlocking of approximately $185 million, pre-tax, for our Annuities segment, approximately $30 million, pre-tax, for our Retirement Plan Services segment and none for our Life Insurance segment. For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

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

We have a $2.25 billion unsecured facility, which expires on July 31, 2024. We also have other facilities that we enter into in the ordinary course of business. See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” in the MD&A and Note 13.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, mergers and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in regulations, including tax law changes, legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  During the fourth quarter of 2017, we recorded goodwill impairment of $905 million related to our Life Insurance segment.  Future reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries.  As of December 31, 2019, we had a total of $1.8 billion of goodwill on our Consolidated Balance Sheets.  For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 10.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. As of December 31, 2019, we had a deferred tax asset of $1.2 billion. Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

We adopted amendments to the accounting guidance for measuring credit losses on financial instruments effective January 1, 2020. For more information regarding the new accounting standard, see “ASU 2016-13, Measurement of Credit Losses on Financial Instruments” in Note 2.

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

Fixed maturity, trading and equity securities and short-term investments, which are reported at fair value on our Consolidated Balance Sheets, represented the majority of our total investments and cash and invested cash. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

We reinsure a significant amount of the mortality risk on fully underwritten, newly issued, individual life insurance contracts. We regularly review retention limits for continued appropriateness and they may be changed in the future. If we were to experience adverse mortality or morbidity experience, a significant portion of that would be reimbursed by our reinsurers. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs and, ultimately, reinsurers being unwilling to offer coverage. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection at comparable rates to what we are paying currently, we may have to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums or both. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”). As of December 31, 2019, we ceded $628.7 billion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2019, we had $17.1 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $11.8 billion related to reinsurance agreements entered into with Protective in May 2018, providing for the reinsurance and administration of the Liberty Life Business sold to Protective in connection with the Liberty acquisition. To support its obligations under the reinsurance agreements, Protective has established trust accounts for our benefit that fully collateralize the related reinsurance recoverable. In addition, $1.3 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement. Swiss Re has funded a trust to support this business. The balance in the Swiss Re trust changes as a result of ongoing reinsurance activity and was $2.7 billion as of December 31, 2019. Furthermore, we hold trading securities to support the $164 million of funds withheld liabilities related to the Swiss Re treaties for which we would have the right of offset to the corresponding reinsurance receivables in the event of a default by Swiss Re. In addition, our Modco reinsurance agreement with Athene resulted in a $6.6 billion deposit asset as of December 31, 2019, which is fully collateralized. For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 9.

The balance of the reinsurance is due from a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform due diligence on all reinsurers, including, but not limited to, a review of creditworthiness prior to entering into any reinsurance transaction, and we review our reinsurers on an ongoing basis to monitor credit ratings. To support balances due and allow reserve credit when reinsurance is obtained from reinsurers not authorized to transact business in the applicable jurisdictions, we also require assets in trust, LOCs or other acceptable collateral. Despite these measures, the insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract by a large reinsurer or multiple reinsurers could have a material adverse effect on our results of operations and financial condition.

We adopted amendments to the accounting guidance for measuring credit losses on financial instruments effective January 1, 2020. For more information regarding the new accounting standard, see “ASU 2016-13, Measurement of Credit Losses on Financial Instruments” in Note 2.

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

Acquisitions of businesses, including our recent acquisition of Liberty Life, may not produce anticipated benefits resulting in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our operating results and financial condition.

Our acquisition of Liberty Life was completed in May 2018, and our integration efforts were substantially completed in 2019. Once completed however, an acquired business may not perform as projected, expense and revenue synergies may not materialize as expected and costs associated with the integration may be greater than anticipated. Our financial results could be adversely affected by unanticipated performance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees or customers, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications. Factors such as receiving the required governmental or regulatory approvals to merge the acquired entity, delays in implementation or completion of transition activities or a disruption to our or the acquired entity’s business could impact our results.

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

Our financial strength ratings, which are intended to measure our ability to meet contract holder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry by making it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings, and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings. This could lead to a decrease in fees as net outflows of assets increase, and therefore, result in lower fee income and lower spread income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of our debt ratings could affect our ability to raise additional debt, including bank lines of credit, with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital.

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

As of December 31, 2019, we had approximately $1.2 billion in principal amount of capital securities outstanding. All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

The calculations of RBC, net income (loss) and adjusted stockholders’ equity are subject to adjustments and the capital securities are subject to additional terms and conditions as further described in supplemental indentures filed as exhibits to this Form 10-K.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of certain insurance subsidiaries are not maintained at specified levels.

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. Under these types of agreements, as of December 31, 2019, we held statutory reserves of $5.1 billion. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under the LNL reinsurance arrangement, we held approximately $3.1 billion of statutory reserves as of December 31, 2019. LNL must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.3 billion of statutory reserves as of December 31, 2019. LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $685 million of statutory reserves as of December 31, 2019, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. As of December 31, 2019, LNL’s and LLANY’s RBC ratios exceeded the required ratio. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans on real estate, policy loans, limited partnership interests and other investments. These asset classes represented 29% of the carrying value of our total investments as of December 31, 2019.

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

We invest a portion of our investments in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. In addition, because these funds, and private equity investments, do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter, and a sudden or sustained decline in the markets or valuation of one or more substantial investments could result in lower than expected returns earned by our investment portfolio and thereby adversely impact our earnings.

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

Our principal investments are in fixed maturity and equity securities, mortgage loans on real estate, policy loans, short-term investments, derivative instruments, limited partnerships and other investments. The carrying value of such investments is as follows:

•Fixed maturity securities are classified as AFS, except for those designated as trading securities, and are reported at their estimated fair value. The difference between the estimated fair value and amortized cost of such securities (i.e., unrealized investment gains and losses) is recorded as a separate component of OCI, net of adjustments to DAC, contract holder related amounts and deferred income taxes;

•Fixed maturity securities designated as trading securities and equity securities are recorded at fair value with subsequent changes in fair value recognized in realized gain (loss). However, in certain cases, the trading and equity securities support reinsurance arrangements. In those cases, offsetting the changes to fair value of the trading and equity securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. In other words, the investment results for the trading and equity securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. These types of securities represent 81% of our trading and equity securities as of December 31, 2019;

•Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value;

•Also, mortgage loans on real estate are carried at unpaid principal balances, adjusted for any unamortized premiums or discounts and deferred fees or expenses, net of valuation allowances;

•Policy loans are carried at unpaid principal balances;

•Real estate joint ventures and other limited partnership interests are carried using the equity method of accounting; and

•Other investments consist principally of derivatives with positive fair values. Derivatives are carried at fair value with changes in fair value reflected in income from non-qualifying derivatives and derivatives in fair value hedging relationships. Derivatives in cash flow hedging relationships are reflected as a separate component of OCI.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, LNC and our subsidiaries owned or leased approximately 3.2 million square feet of office and other space. We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania, which includes space for LFN. We leased 0.2 million square feet of office space in Radnor, Pennsylvania, for our corporate center and for LFD. We owned or leased 1.0 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments. We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment. We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, 0.2 million square feet of office space in Atlanta, Georgia, and 0.1 million square feet in Dover, New Hampshire, primarily for our Group Protection segment. An additional 0.5 million square feet of office space is owned or leased in other U.S. cities for branch offices. This discussion regarding properties does not include information on field offices and investment properties.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 14, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Information About our Executive Officers

Our Executive Officers as of February 14, 2020, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	70	President, Chief Executive Officer and Director (since July 2007). President, Chief Operating Officer and Director (April 2006 - July 2007).

Lisa M. Buckingham	54

Executive Vice President and Chief People, Place and Brand Officer (since August 2018). Executive Vice President and Chief Human Resources Officer (March 2011 - August 2018). Senior Vice President and Chief Human Resources Officer (December 2008 - March 2011).

Ellen Cooper	55	Executive Vice President and Chief Investment Officer (since August 2012).

Randal J. Freitag	57

Executive Vice President and Chief Financial Officer (since January 2011) and Head of Individual Life (since June 2017). Senior Vice President, Chief Risk Officer (2007 - December 2010). Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).

Wilford H. Fuller	49

Executive Vice President (since March 2011) and President, Annuity Solutions (since March 2015). President, Lincoln Financial Network (2) (since October 2012). President and CEO, Lincoln Financial Distributors (2) (since February 2009).

Jamie B. Ohl	54

Executive Vice President (since July 2018), President, Retirement Plan Services (since August 2015), and Head of Life and Annuity Operations (since July 2018). General Partner, Edward Jones, a financial services firm (October 2014 - August 2015).

Leon E. Roday	65

Executive Vice President and General Counsel (since December 2018). Executive Vice President (December 2013 - February 2015), and General Counsel and Secretary (May 2004 - February 2015), Genworth Financial, an insurance company.

Kenneth S. Solon	59

Executive Vice President, Chief Information Officer and Head of Digital (since July 2018). Executive Vice President, Chief Information Officer and Head of Administrative Services (January 2016 - July 2018). Senior Vice President, Head of Technology (March 2015 - December 2015). Senior Vice President, Head of Shared Services and Technology (January 2010 - March 2015).

(1)Age shown is based on the officer’s age as of February 14, 2020.

(2)Denotes an affiliate of LNC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC. As of February 14, 2020, the number of shareholders of record of our common stock was 6,124. The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2019 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
10/1/19 – 10/31/19	-	-	-	$137

11/1/19 – 11/30/19	1,666,955	60.01	1,666,955	970

12/1/19 – 12/31/19	-	-	-	970

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended December 31, 2019, there were 1,666,955 shares purchased as part of publicly announced plans or programs.

(2)On November 13, 2019, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion. As of December 31, 2019, our remaining security repurchase authorization was $970 million. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Selected Financial Data

The following selected financial data (in millions, except per share data) should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Total revenues	$17,258	$16,424	$14,257	$13,330	$13,572
Net income (loss)	886	1,641	2,079	1,192	1,154
Per share data: (1)(2)
Net income (loss) – basic	4.41	7.60	9.36	5.09	4.60
Net income (loss) – diluted	4.38	7.40	9.22	5.03	4.51
Common stock dividends	1.51	1.36	1.20	1.04	0.85

	As of December 31,
	2019	2018	2017	2016	2015
Assets	$334,761	$298,147	$281,763	$261,627	$251,908
Long-term debt:
Principal	5,827	5,686	4,673	5,123	5,323
Unamortized premiums (discounts), unamortized
debt issuance costs, unamortized adjustments
from discontinued hedges and fair value hedge
on interest rate swap agreements	240	153	221	222	230
Stockholders’ equity	19,689	14,350	17,322	14,478	13,617
Per common share data: (1)
Stockholders’ equity, including
accumulated other comprehensive income (loss)	100.11	69.71	79.43	63.97	55.84
Stockholders’ equity, excluding
accumulated other comprehensive income (loss)	71.27	67.73	64.62	57.05	52.38
Market value of common stock	59.01	51.31	76.87	66.27	50.26

(1)Per share amounts were affected by the retirement of 10.4 million, 13.2 million, 10.4 million, 19.3 million and 16.0 million shares of common stock during the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)To arrive at diluted earnings per share, if the effect of equity classification would result in a more dilutive earnings per share, we adjust the numerator used in the calculation of our diluted earnings per share to remove the mark-to-market adjustment for deferred units of LNC stock in our deferred compensation plans, which amounted to $18 million, $(7) million and $4 million for the years ended December 31, 2018, 2017 and 2015, respectively. There was no such adjustment for the years ended December 31, 2019 and 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2019, compared with December 31, 2018, and the results of operations in 2019 compared to 2018 of Lincoln National Corporation and its consolidated subsidiaries. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

The risks and uncertainties included here are not exhaustive. Other sections of this report and other reports that we file with the SEC include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which are incorporated herein by reference. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions through our four business segments:

•Annuities;

•Retirement Plan Services;

•Life Insurance; and

•Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. See “Part I – Item 1. Business” above for a discussion of our business segments and products.

As discussed in Note 3, on May 1, 2018, we completed the acquisition from Liberty Mutual Insurance Company of 100% of the capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), an operator of a group benefits business (the “Liberty Group Business”) and an individual life and individual and group annuity business. We ceded insurance policies relating to the individual life and individual and group annuity business to third-party reinsurers. The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings. Effective September 1, 2019, Liberty Life’s name was changed to Lincoln Life Assurance Company of Boston (“LLACB”).

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments. Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 21. Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses. Certain items are excluded from operating revenue and income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. In addition, we believe that our definitions of operating revenues and income (loss)

from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our businesses.

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Industry Trends

We continue to be influenced by a variety of trends that affect the industry.

Interest Rate Environment

Interest rates continue to remain lower than historical levels, which may continue to negatively impact investment portfolio yields and our interest rate spreads. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the demand for and the profitability of spread-based products such as fixed annuities and universal life insurance (“UL”). Low interest rates can also increase the cost of providing long-term guarantees. A flat or inverted yield curve and low long-term interest rates are affecting new money rates on corporate bonds. For risks related to sustained low interest rates, see “Significant Operational Matters – Low Interest Rate Environment” below and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals.”

Regulatory Environment

U.S.-domiciled insurance entities are regulated at the state level, while certain products and services are also subject to federal regulation. Regulators may refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. See “Part I – Item 1. Business – Regulatory” and “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax” for a discussion of regulatory developments that may impact the Company and the associated risks.

Competitive Environment

See the “Competition” sections for each of our segments in “Part I – Item 1. Business – Business Segments and Other Operations” for discussion of the competitive environment in which we operate.

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

Significant Operational Matters

Targeted Annual Operating Earnings Per Share Growth

Growth in operating earnings per share (“EPS”) is a key driver of our long-term performance. We believe that the key drivers to growing our operating EPS over time include:

•Generating new business and positive net flows through our product development and distribution;

•Capital markets performing in-line with our expectations;

•Expense discipline, our strategic digitization initiative and expense synergies of acquired businesses driving improvement in operating margins; and

•Capital generation and active capital deployment, consisting of returning capital to common stockholders.

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

Ok

	For the Years Ended December 31,
	2019	2018	2017
Investment spread (1)	19.2%	26.4%	31.0%
Mortality/morbidity (2)	23.5%	26.7%	24.3%
Fees on AUM (3)	55.2%	41.4%	40.1%
VA riders (4)	2.1%	5.5%	4.6%
Total (5)	100.0%	100.0%	100.0%

(1)Investment spread earnings consist primarily of net investment income, net of interest credited, earned on the underlying general account investments supporting our fixed products less related expenses.

(2)Mortality/morbidity earnings result from mortality margins, morbidity margins, and certain expense assessments and related fees that are a function of the rates priced into the product and level of business in force.

(3)Fees on assets under management (“AUM”) earnings consist primarily of asset-based fees charged on variable account values less associated benefits and related expenses.

(4)Variable annuity (“VA”) riders’ earnings consist of fees charged to the contract holder related to guaranteed benefit rider features, less the net valuation premium and associated change in benefit reserves and related expenses.

(5)The sources of earnings components include the effect of unlocking resulting from our annual comprehensive review, which for 2019 was significantly unfavorable. See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” below for more information about unlocking.

See Note 21 for additional information on income (loss) from operations by segment.

Low Interest Rate Environment

Because the profitability of our business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability. Changes in interest rates may impact both our profitability from spread businesses and our return on invested capital. Thus, low interest rates negatively impact margins. Some of our products, principally our fixed annuities and UL, including indexed universal life insurance (“IUL”) and linked-benefit UL, have interest rate guarantees that expose us to the risk that changes in interest rates or prolonged low interest rates will reduce our spread, or the difference between the interest that we are required to credit to contracts and the yields that we are able to earn on our general account investments supporting our obligations under the contracts.

Although we have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment, declines in our spread, or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products, could have an adverse effect on some of our businesses or results of operations. We have provided disclosures around interest rate spreads and interest rate risk in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

Earnings from Account Values

The Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment. We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in each business segment’s operating results section and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”

Strategic Digitization Initiative

We continue to make strategic investments in our businesses to grow revenues, further spur productivity and improve our efficiency and service to our customers. In 2016, we began our enterprise-wide digitization initiative that intends to significantly enhance our customer experience and provide operational efficiencies over time to meet evolving consumer preferences and marketplace shifts. We expect to see annual benefits beyond 2020 of approximately $90 million to $150 million, pre-tax, as a result of this initiative.

Outlook

Management expects to focus on the following in 2020:

•Continuing to make investments in our businesses, primarily in technology/digitization (including integrating and consolidating systems and processes), product innovation and distribution, to grow revenues, drive margin expansion and reduce costs;

•Utilizing our product development and distribution resources to help us respond to evolving trends and regulatory changes and to shift our new business mix to focus on products in line with our long-term growth strategies (including re-pricing actions and shifting our sales mix towards shorter-duration products, which are less sensitive to interest rates);

•Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;

•Closely monitoring our capital and liquidity positions taking into account changing economic conditions and monetary policy, ongoing regulatory activities and our capital deployment strategy;

•Continuing to explore additional financing strategies addressing the statutory reserve strain related to our term products and UL products containing secondary guarantees in order to manage our capital position effectively;

•Maintaining the flexibility to adjust the risk profile of assets within our investment portfolio; and

•Managing our expenses aggressively through our strategic digitization initiative and expense synergies of acquired businesses combined with continued financial discipline and execution excellence throughout our operations.

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

We incur certain costs that can be capitalized in the acquisition of insurance contracts. Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs. This determination of deferability must be made on a contract-level basis. Some examples of acquisition costs that are subject to deferral include the following:

•Employee, agent or broker commissions;

•Wholesaler production bonuses;

•Renewal commissions and bonuses to agents or brokers;

•Medical and inspection fees;

•Premium-related taxes and assessments; and

•A portion of the salaries and benefits of certain employees involved in the underwriting, contract issuance and processing, medical and inspection and sales force contract selling functions.

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

In addition, the following indirect costs are considered non-deferrable acquisition costs and must be charged to expense in the period incurred:

•Administrative costs;

•Rent;

•Depreciation;

•Occupancy costs;

•Equipment costs (including data processing equipment dedicated to acquiring insurance contracts);

•Trail commissions; and

•Other general overhead.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2019, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$3,933	$240	$7,362	$209	$11,744
Unrealized (gain) loss	(143)	(64)	(3,843)	-	(4,050)
Carrying value	$3,790	$176	$3,519	$209	$7,694

DSI
Gross	$200	$13	$31	$-	$244
Unrealized (gain) loss	(10)	-	-	-	(10)
Carrying value	$190	$13	$31	$-	$234

DFEL
Gross	$285	$-	$3,087	$-	$3,372
Unrealized (gain) loss	(3)	-	(2,719)	-	(2,722)
Carrying value	$282	$-	$368	$-	$650

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

Amortization

DAC for variable annuity and deferred fixed annuity contracts and UL and variable universal life insurance (“VUL”) policies is amortized over the lives of the contracts in relation to the incidence of EGPs derived from the contracts. Certain broker commissions or broker-dealer expenses that vary with and are related to sales of mutual fund products, respectively, are expensed as incurred rather than deferred and amortized. For our traditional products, we amortize deferrable acquisition costs either on a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.

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

For illustrative purposes, the following generally presents the hypothetical effects to net income (loss) attributable to changes in certain assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
Effect to
Change in Assumption	Net Income (Loss)	Description of Expected Effect
Higher equity markets	Favorable	Increase to fee income and decrease to changes in reserves.

Lower equity markets	Unfavorable	Decrease to fee income and increase to changes in reserves.

Higher investment margins	Favorable	Increase to interest rate spread on our fixed product line, including fixed portion of variable.

Lower investment margins	Unfavorable	Decrease to interest rate spread on our fixed product line, including fixed portion of variable.

Higher lapses	Unfavorable	Decrease to fee income, partially offset by decrease to benefits due to shorter contract life.

Lower lapses	Favorable	Increase to fee income, partially offset by increase to benefits due to longer contract life.

Unfavorable mortality	Unfavorable	Decrease to fee income and increase to changes in reserves due to shorter contract life.

Favorable mortality	Favorable	Increase to fee income and decrease to changes in reserves due to longer contract life.

Details underlying the effect to net income (loss) from unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Income (loss) from operations:
Annuities	$(93)	$13	$15
Retirement Plan Services	-	(2)	(1)
Life Insurance	(320)	(20)	(16)
Excluded realized gain (loss)	3	8	(20)
Net income (loss)	$(410)	$(1)	$(22)

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate decrease of approximately 8% followed by growth going forward of 6.5% to 8.25% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments. If we had unlocked our RTM assumption as of December 31, 2019, we would have recorded favorable unlocking of approximately $185 million, pre-tax, for our Annuities segment, approximately $30 million, pre-tax, for our Retirement Plan Services segment and none for our Life Insurance segment.

Investments

Investments are an integral part of our operations, and we invest in fixed maturity securities that are primarily classified as available-for-sale and carried at fair value with the difference from amortized cost included in stockholders’ equity as a component of AOCI. We also invest in equity securities that are carried at fair value with changes in fair value recognized in realized gain (loss). See “Consolidated Investments” below for more information.

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

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2019:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$576	$91,435	$318	$92,329
Priced by independent broker quotations	-	-	2,875	2,875
Priced by matrices	-	13,229	-	13,229
Priced by other methods (1)	-	-	3,105	3,105
Total	$576	$104,664	$6,298	$111,538

Percent of total	1%	94%	5%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our fixed maturity AFS securities classified within Level 3 of the fair value hierarchy as of December 31, 2019 and 2018, see Notes 1 and 20.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active. Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread. As of December 31, 2019, we evaluated the markets that our securities trade in and concluded that none were inactive. We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information. We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations when sufficient security structure or other market information is not available to produce an evaluation. For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant. Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy. As of December 31, 2019, we used broker quotes for 59 securities as our final price source, representing less than 1% of total securities owned.

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

We adopted amendments to the accounting guidance for measuring credit losses on financial instruments effective January 1, 2020. For more information regarding the new accounting standard, see “ASU 2016-13, Measurement of Credit Losses on Financial Instruments” in Note 2.

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

GLB

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market-implied volatilities associated with the guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features that are available in our variable annuity products. We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives. Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves. We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature. In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits.

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

Within our individual annuity business, 63% and 64% of our variable annuity account values contained GLB features as of December 31, 2019 and 2018, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of December 31, 2019 and 2018, 10% and 27%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2019 and 2018, was $598 million and $1.3 billion, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $598 million, net of reinsurance. Our fair value estimates of the GLB embedded derivatives, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities. The market-consistent scenarios used in the determination of the fair value of the GLB embedded derivatives are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid. We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 48 million scenarios. The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant. The market-consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality, risk margins, maintenance expenses and a margin for profit. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value. For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program. The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes. These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking. These estimates are based upon the recorded reserves as of December 31, 2019, and the related hedge instruments in place as of that date. The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(165)	$(38)	$(8)	$(14)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(14)	$(3)	$(6)	$(20)

Implied Volatilities	4%	2%	-2%	-4%
Hypothetical effect to net income	$(1)	$-	$(1)	$(3)

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In
	Equity	Interest	Market
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(14)
Scenario 2	-10%	-25.0 bps	+2%	(68)
Scenario 3	-20%	-50.0 bps	+4%	(299)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of December 31, 2019, due to changing market conditions, contract holder activity, hedge positions and other factors;

•The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;

•The analysis assumes constant exchange rates and implied dividend yields;

•Assumptions regarding shifts in the market factors, such as assuming parallel shifts in interest rate and implied volatility term structures, may be overly simplistic and not indicative of actual market behavior in stress scenarios;

•It is very unlikely that one capital market sector (e.g., equity markets) will sustain such a large instantaneous movement without affecting other capital market sectors; and

•The analysis assumes that there is no tracking or basis risk between the funds and/or indices affecting the GLB reserves and the instruments utilized to hedge these exposures.

Index Benefits

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) or other indices. Contract holders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). For information on our index benefits hedging results, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

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

The reserves reported in our consolidated financial statements contained herein are calculated in accordance with generally accepted accounting principles (“GAAP”) and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions that we believe to be more representative of the expected experience for these contracts than those required for statutory accounting purposes and from differences in actuarial reserving methods.

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

We utilize a delta hedging strategy for variable annuity products with a GDB feature, which uses futures and total return swaps on equity market indices to hedge against movements in equity markets. The hedging strategy is designed to hedge our exposure to earnings volatility that results from equity market driven changes in the reserve for GDB contracts. Because the GDB reserves are based upon projected long-term equity market return assumptions, and because the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GDB reserves and the hedging contracts may not exactly offset each other. For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

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

As of October 1, 2019 and 2018, we performed our annual quantitative goodwill impairment test for our reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

We apply significant judgment when determining the estimated fair value of our reporting units. Factors that can influence the value of goodwill include the capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows. Factors that could affect production levels and profitability of new business include mix of new business, pricing changes, customer acceptance of our products and distribution strength. Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in-force business more significantly than the valuation of new business, as new business pricing assumptions reflect the current and anticipated future interest rate environment. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. Examples of unfavorable changes to assumptions or factors that could result in future impairment include, but are not limited to, the following:

•Lower expectations for future sales levels or future sales profitability;

•Higher discount rates on new business assumptions;

•Weakened expectations for the ability to execute future reserve financing transactions for life insurance business over the long-term or expectations for significant increases in the associated costs;

•Legislative, regulatory or tax changes that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements or changes to risk-based capital (“RBC”) requirements; and

•Valuations of significant mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting units.

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

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$954	$1,102	$1,074
Retirement Plan Services	172	171	149
Life Insurance	259	645	536
Group Protection	238	187	103
Other Operations	(268)	(225)	(108)
Excluded realized gain (loss), after-tax	(627)	(37)	(218)
Gain (loss) on early extinguishment of debt, after-tax	(33)	(18)	(3)
Benefit ratio unlocking, after-tax	277	(136)	129
Net impact from the Tax Cuts and Jobs Act	17	19	1,322
Impairment of intangibles, after-tax	-	-	(905)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(103)	(67)	-
Net income (loss)	$886	$1,641	$2,079

	For the Years Ended December 31,
	2019	2018	2017
Deposits
Annuities	$14,525	$12,363	$8,710
Retirement Plan Services	9,465	10,068	8,563
Life Insurance	7,320	6,438	6,317
Total deposits	$31,310	$28,869	$23,590

Net Flows
Annuities	$1,851	$(139)	$(2,707)
Retirement Plan Services	620	2,546	1,443
Life Insurance	5,422	4,679	4,532
Total net flows	$7,893	$7,086	$3,268

	As of December 31,
	2019	2018	2017
Account Values
Annuities	$142,128	$121,279	$137,016
Retirement Plan Services	78,689	67,055	67,369
Life Insurance	54,255	49,589	49,048
Total account values	$275,072	$237,923	$253,433

Comparison of 2019 to 2018

Net income decreased due primarily to the following:

•Realized losses in 2019 as compared to realized gains in 2018.

•The effect of unlocking.

•Less favorable investment income on alternative investments due primarily to the write-down of a large private equity investment during the third quarter of 2019.

•The effect of the fourth quarter 2018 reinsurance agreement in the Annuities segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•Higher acquisition and integration costs incurred associated with our 2018 acquisition.

•Higher loss on early extinguishment of debt.

The decrease in net income was partially offset by the following:

•Lower federal income tax expense.

•Inclusion of an additional four months of Liberty Group Business results in 2019.

•Higher prepayment and bond make-whole premiums.

•Growth in average account values, business in force and group earned premiums.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Insurance premiums (1)	$502	$390	$475
Fee income	2,357	2,342	2,244
Net investment income	1,140	1,005	1,038
Operating realized gain (loss) (2)	190	192	179
Amortization of deferred gain on
business sold through reinsurance	30	8	-
Other revenues (3)	381	446	442
Total operating revenues	4,600	4,383	4,378
Operating Expenses
Interest credited	698	587	581
Benefits (1)	938	673	726
Commissions and other expenses	1,871	1,838	1,798
Total operating expenses	3,507	3,098	3,105
Income (loss) from operations before taxes	1,093	1,285	1,273
Federal income tax expense (benefit)	139	183	199
Income (loss) from operations	$954	$1,102	$1,074

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking.

•Lower other revenues as a result of the net settlement related to the fourth quarter 2018 reinsurance agreement.

•Higher commissions and other expenses driven by growth in business and the effect of unlocking.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values and higher prepayment and bond make-whole premiums, partially offset by less favorable investment income on alternative investments and lower surplus earnings as a result of the fourth quarter 2018 reinsurance agreement.

•Higher amortization of deferred gain on business sold through reinsurance as a result of the fourth quarter 2018 reinsurance agreement.

•Higher fee income driven by higher expense assessments associated with our variable annuity guaranteed benefit riders.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

For information on our fourth quarter 2018 reinsurance agreement, see Note 9.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. As a result of our strategic decision to participate in more segments of the marketplace and our focus on product and distribution expansion, we returned to positive net flows during the fourth quarter of 2018, which continued throughout 2019.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 9% in 2019, 2018 and 2017.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Fee Income
Mortality, expense and other assessments	$2,336	$2,322	$2,212
Surrender charges	25	30	30
DFEL:
Deferrals	(38)	(39)	(37)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	34	31	33
Unlocking	-	(2)	6
Total fee income	$2,357	$2,342	$2,244

	As of or For the Years Ended
	December 31,
	2019	2018	2017
Variable Account Value Information
Variable annuity deposits (1)	$5,293	$5,105	$4,524
Increases (decreases) in variable annuity account values:
Net flows (1)	(4,805)	(4,580)	(4,530)
Change in market value (1)	19,844	(5,412)	16,512
Contract holder assessments (1)	(2,491)	(2,484)	(2,378)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable annuity
products	1,760	2,867	1,822
Variable annuity account values (1)	119,047	104,737	114,342
Average daily variable annuity account values (1)	112,978	113,595	109,189
Average daily S&P 500 (2)	2,914	2,744	2,448

(1)Excludes the fixed portion of variable.

(2)We generally use the S&P 500 as a benchmark for the performance of our variable account values. The account values of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 performance. See Note 11 for additional information.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and fixed account values (dollars in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$1,004	$835	$841
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	29	21	45
Surplus investments (2)	107	149	152
Total net investment income	$1,140	$1,005	$1,038

Interest Credited
Amount provided to contract holders	$690	$600	$568
DSI deferrals	(21)	(43)	(20)
Interest credited before DSI amortization	669	557	548
DSI amortization:
Amortization, excluding unlocking	26	30	29
Unlocking	3	-	4
Total interest credited	$698	$587	$581

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

	For the Years Ended December 31,
	2019	2018	2017
Interest Rate Spread
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	3.98%	3.88%	3.98%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.11%	0.10%	0.24%
Net investment income yield on reserves	4.09%	3.98%	4.22%
Interest rate credited to contract holders	2.42%	2.27%	2.34%
Interest rate spread	1.67%	1.71%	1.88%

	As of or For the Years Ended
	December 31,
	2019	2018	2017
Fixed Account Value Information
Fixed annuity deposits (1)	$9,232	$7,258	$4,186
Increases (decreases) in fixed annuity account values:
Net flows (1)	6,656	4,441	1,823
Contract holder assessments (1)	(43)	(31)	(31)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable annuity
products	(1,760)	(2,867)	(1,822)
Reinvested interest credited (1)	1,489	440	878
Fixed annuity account values (1)(2)	23,081	16,542	22,675
Average fixed account values (1)(2)	19,717	20,591	22,327

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Benefits
Net death and other benefits, excluding unlocking	$834	$699	$743
Unlocking	104	(26)	(17)
Total benefits	$938	$673	$726

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and costs associated with the hedging of our benefit ratio unlocking on benefit reserves associated with our variable annuity GDB and GLB riders. For a corresponding offset of changes in income annuity reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Commissions and Other Expenses
Commissions:
Deferrable	$606	$505	$349
Non-deferrable	565	573	567
General and administrative expenses	453	425	417
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	4	4	4
Taxes, licenses and fees	35	34	33
Total expenses incurred, excluding broker-dealer	1,663	1,541	1,370
DAC deferrals	(681)	(578)	(411)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	982	963	959
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	396	403	405
Unlocking	12	7	(4)
Broker-dealer expenses incurred	481	465	438
Total commissions and other expenses	$1,871	$1,838	$1,798

DAC Deferrals
As a percentage of sales/deposits	4.7%	4.7%	4.7%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Fee income	$252	$256	$248
Net investment income	924	899	899
Other revenues (1)	24	23	18
Total operating revenues	1,200	1,178	1,165
Operating Expenses
Interest credited	585	555	537
Benefits	2	2	1
Commissions and other expenses	418	421	423
Total operating expenses	1,005	978	961
Income (loss) from operations before taxes	195	200	204
Federal income tax expense (benefit)	23	29	55
Income (loss) from operations	$172	$171	$149

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2019 to 2018

Income from operations for this segment increased modestly due primarily to the following:

•Lower federal income tax expense (benefit) due to more favorable tax return true-ups in 2019.

•Lower commissions and other expenses due to the effect of unlocking.

The increase in income from operations was partially offset by the following:

•Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments within our surplus portfolio and spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher prepayment and bond make-whole premiums and higher average fixed account values.

•Lower fee income driven by lower average daily variable account values.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 12%, 11% and 12% for 2019, 2018 and 2017, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 21%, 23% and 25% for 2019, 2018 and 2017, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Fee Income
Annuity expense assessments	$184	$189	$184
Mutual fund fees	67	65	63
Total expense assessments	251	254	247
Surrender charges	1	2	1
Total fee income	$252	$256	$248

	For the Years Ended December 31,
	2019	2018	2017
Net Flows By Market (1)
Small market	$449	$290	$232
Mid – large market	1,336	3,401	2,243
Multi-Fund® and other	(1,165)	(1,145)	(1,031)
Total net flows	$620	$2,546	$1,444

	As of or For the Years Ended
	December 31,
	2019	2018	2017
Variable Account Value Information
Variable annuity deposits (1)	$1,880	$1,803	$1,954
Increases (decreases) in variable annuity account values:
Net flows (1)	(518)	(453)	(597)
Change in market value (1)	3,426	(885)	2,545
Contract holder assessments (1)	(155)	(159)	(153)
Variable annuity account values (1)	16,952	14,413	16,129
Average daily variable annuity account values (1)	15,960	15,989	15,052
Average daily S&P 500	2,914	2,744	2,448

Excludes the fixed portion of variable.

	As of or For the Years Ended
	December 31,
	2019	2018	2017
Mutual Fund Account Value Information
Mutual fund deposits	$5,602	$6,219	$4,434
Mutual fund net flows	1,316	2,902	1,766
Mutual fund account values (1)	41,179	32,876	32,516

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and fixed account values (dollars in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$831	$806	$789
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	26	18	34
Surplus investments (2)	67	75	76
Total net investment income	$924	$899	$899

Interest Credited	$585	$555	$537

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

	For the Years Ended December 31,
	2019	2018	2017
Interest Rate Spread
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	4.13%	4.23%	4.32%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.13%	0.09%	0.19%
Net investment income yield on reserves	4.26%	4.32%	4.51%
Interest rate credited to contract holders	2.90%	2.90%	2.92%
Interest rate spread	1.36%	1.42%	1.59%

	As of or For the Years Ended
	December 31,
	2019	2018	2017
Fixed Account Value Information
Fixed annuity deposits (1)	$1,983	$2,046	$2,175
Increases (decreases) in fixed annuity account values:
Net flows (1)	(178)	97	274
Reinvested interest credited (1)	585	558	542
Contract holder assessments (1)	(12)	(11)	(9)
Fixed annuity account values (1)	20,558	19,766	18,724
Average fixed account values (1)	20,119	19,164	18,373

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Commissions and Other Expenses
Commissions:
Deferrable	$6	$7	$10
Non-deferrable	73	71	67
General and administrative expenses	319	318	331
Taxes, licenses and fees	17	19	17
Total expenses incurred	415	415	425
DAC deferrals	(23)	(22)	(29)
Total expenses recognized before amortization	392	393	396
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	27	25	25
Unlocking	(1)	3	2
Total commissions and other expenses	$418	$421	$423

DAC Deferrals
As a percentage of annuity sales/deposits	0.6%	0.6%	0.7%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Insurance premiums (1)	$885	$817	$773
Fee income	3,882	3,392	3,122
Net investment income	2,658	2,697	2,643
Operating realized gain (loss) (2)	(6)	(5)	(13)
Other revenues	19	21	33
Total operating revenues	7,438	6,922	6,558
Operating Expenses
Interest credited	1,433	1,414	1,404
Benefits	4,183	3,345	3,189
Commissions and other expenses	1,516	1,371	1,185
Total operating expenses	7,132	6,130	5,778
Income (loss) from operations before taxes	306	792	780
Federal income tax expense (benefit)	47	147	244
Income (loss) from operations	$259	$645	$536

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of 2019 to 2018

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking and growth in business in force.

•Higher commissions and other expenses due to the effect of unlocking.

•Lower net investment income, net of interest credited, driven by less favorable investment income on alternative investments and spread compression due to average new money rates trailing our current portfolio yields, partially offset by growth in average general account values.

The decrease in income from operations was partially offset by higher fee income due to the effect of unlocking and growth in business in force.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Term products and other products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”), Actuarial Guideline 38 (“AG38”) and the newly adopted principles-based reserving framework. For information on strategies we use to reduce the statutory reserve strain, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Insurance Subsidiaries’ Statutory Capital and Surplus” below.

Additional Information

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force. Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Fee Income
Cost of insurance assessments	$2,280	$2,136	$1,981
Expense assessments	1,694	1,529	1,455
Surrender charges	41	45	52
DFEL:
Deferrals	(1,063)	(829)	(718)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	504	457	355
Unlocking	426	54	(3)
Total fee income	$3,882	$3,392	$3,122

	For the Years Ended December 31,
	2019	2018	2017
Sales by Product
UL	$57	$43	$52
MoneyGuard®	298	226	268
IUL	155	62	70
VUL	265	268	194
Term	144	113	114
Total individual life sales	919	712	698
Executive Benefits	163	52	100
Total sales	$1,082	$764	$798

Net Flows
Deposits	$7,320	$6,438	$6,317
Withdrawals and deaths	(1,898)	(1,759)	(1,785)
Net flows	$5,422	$4,679	$4,532

Contract Holder Assessments	$5,243	$4,869	$4,647

	As of December 31,
	2019	2018	2017
Account Values
General account	$37,485	$36,612	$36,072
Separate account	16,770	12,977	12,976
Total account values	$54,255	$49,589	$49,048

Average General Account Values	$37,215	36,698	36,191

In-Force Face Amount
UL and other	$357,726	$343,922	$341,044
Term insurance	472,050	399,877	379,108
Total in-force face amount	$829,776	$743,799	$720,152

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$2,448	$2,366	$2,337
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	47	28	46
Alternative investments (2)	12	133	98
Surplus investments (3)	151	170	162
Total net investment income	$2,658	$2,697	$2,643

Interest Credited	$1,433	$1,414	$1,404

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

	For the Years Ended December 31,
	2019	2018	2017
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	4.85%	4.93%	5.07%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.10%	0.06%	0.10%
Alternative investments	0.02%	0.30%	0.23%
Net investment income yield on reserves	4.97%	5.29%	5.40%
Interest rate credited to contract holders (1)	3.70%	3.73%	3.78%
Interest rate spread (1)	1.27%	1.56%	1.62%

(1)Prior year interest rate spreads have been restated to conform to the current year presentation.

A portion of the investment income earned for this segment is credited to contract holder accounts. Statutory reserves will typically grow at a faster rate than account values because of the AG38 reserve requirements. Investments allocated to this segment are based upon the statutory reserve liabilities and are affected by various reserve adjustments, including financing transactions providing relief from AG38 reserve requirements. These financing transactions lead to a transfer of investments from this segment to Other Operations. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts. We use our investment income to offset the earnings effect of the associated growth of our policy reserves for traditional products. Commercial mortgage loan prepayments and bond make-whole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Benefits
Death claims direct and assumed	$4,594	$4,295	$4,531
Death claims ceded	(1,689)	(1,648)	(1,997)
Reserves released on death	(616)	(586)	(646)
Net death benefits	2,289	2,061	1,888
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	625	676	665
Unlocking	445	(61)	50
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	451	385	317
Unlocking	48	(24)	(19)
Other benefits (1)	325	308	288
Total benefits	$4,183	$3,345	$3,189

Death claims per $1,000 of in-force	2.92	2.82	2.68

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Commissions and Other Expenses
Commissions	$931	$760	$734
General and administrative expenses	617	541	580
Expenses associated with reserve financing	95	91	91
Taxes, licenses and fees	184	179	155
Total expenses incurred	1,827	1,571	1,560
DAC and VOBA deferrals	(1,094)	(914)	(847)
Total expenses recognized before amortization	733	657	713
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	441	545	479
Unlocking	338	165	(11)
Other intangible amortization	4	4	4
Total commissions and other expenses	$1,516	$1,371	$1,185

DAC and VOBA Deferrals
As a percentage of sales	101.1%	119.6%	106.1%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for 2019 and 2018, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Insurance premiums	$4,113	$3,383	$1,998
Net investment income	307	260	168
Other revenues (1)	168	114	35
Total operating revenues	4,588	3,757	2,201
Operating Expenses
Interest credited	5	5	2
Benefits	3,036	2,455	1,351
Commissions and other expenses	1,246	1,060	690
Total operating expenses	4,287	3,520	2,043
Income (loss) from operations before taxes	301	237	158
Federal income tax expense (benefit)	63	50	55
Income (loss) from operations	$238	$187	$103

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Years Ended December 31,
	2019	2018	2017
Income (Loss) from Operations by Product Line
Life	$77	$72	$49
Disability	169	123	55
Dental	(9)	(8)	(2)
Total non-medical	237	187	102
Medical	1	-	1
Income (loss) from operations	$238	$187	$103

Comparison of 2019 to 2018

Income from operations for this segment increased due primarily to the following:

•Inclusion of an additional four months of Liberty Group Business results in 2019, due to the acquisition of Liberty Group Business on May 1, 2018. The acquisition resulted in increases in all pre-tax line items presented in the Income (Loss) from Operations table above. For more information about the acquisition, see “Introduction – Executive Summary” above and Note 3 herein.

•Higher insurance premiums driven by growth in business.

The increase in income from operations was partially offset by the following:

•Higher benefits driven by growth in the business and unfavorable claims severity in our life and long-term disability businesses, partially offset by lower incidence in our long-term disability business and favorable reserve adjustments due to modifying certain assumptions on the reserves in these businesses.

•Higher commissions and other expenses driven by growth in business and higher amortization, partially offset by integration synergies and expense efficiencies.

Additional Information

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently uncertain. For every one percent increase in the total loss ratio, we would expect an approximate annual $32 million to $36 million decrease to income from operations. The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.”

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Insurance Premiums by Product Line
Life	$1,500	$1,246	$829
Disability	2,320	1,838	910
Dental	293	299	259
Total insurance premiums	$4,113	$3,383	$1,998

Sales by Product Line
Life	344	222	179
Disability	319	257	199
Dental	89	101	126
Total sales	$752	$580	$504

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Benefits and Interest Credited by Product Line
Life	$1,045	$857	$540
Disability	1,783	1,386	633
Dental	213	217	180
Total benefits and interest credited	$3,041	$2,460	$1,353

Loss Ratios by Product Line
Life	69.7%	68.8%	65.1%
Disability (1)	76.8%	75.4%	67.9%
Dental	72.8%	72.7%	69.3%
Total (1)	73.9%	72.7%	66.9%

(1)Excludes the impact of the recapture of certain long-term disability business in the third quarter of 2017.

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. The total loss ratio for 2019 increased due to inclusion of an additional four months of Liberty Group Business results in 2019 as we combined two blocks of business with different loss characteristics.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Commissions and Other Expenses
Commissions	$367	$339	$257
General and administrative expenses	741	623	374
Taxes, licenses and fees	114	94	49
Total expenses incurred	1,222	1,056	680
DAC deferrals	(110)	(94)	(69)
Total expenses recognized before amortization	1,112	962	611
DAC and VOBA amortization, net of interest (1)	112	93	79
Other intangible amortization (1)	22	5	-
Total commissions and other expenses	$1,246	$1,060	$690

DAC Deferrals
As a percentage of insurance premiums	2.7%	2.8%	3.5%

(1)See Note 10 for information regarding intangible assets acquired during 2018.

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues
Insurance premiums (1)	$13	$11	$10
Net investment income	194	224	242
Amortization of deferred gain on
business sold through reinsurance	-	1	22
Other revenues	13	(1)	13
Total operating revenues	220	235	287
Operating Expenses
Interest credited	58	56	65
Benefits	110	106	117
Other expenses	62	25	47
Interest and debt expense	284	274	253
Strategic digitization expense	66	76	43
Total operating expenses	580	537	525
Income (loss) from operations before taxes	(360)	(302)	(238)
Federal income tax expense (benefit)	(92)	(77)	(130)
Income (loss) from operations	$(268)	$(225)	$(108)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2019 to 2018

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price increased during 2019, compared to a significant decrease during 2018.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decline in excess capital retained by Other Operations.

•Higher interest and debt expense driven by an increase in average balances of outstanding debt as we prefunded the payment of debt maturing in early 2020 during the third quarter of 2019.

The increase in loss from operations was partially offset by more favorable federal income tax benefits due to excess tax benefits associated with stock option exercises.

Additional Information

We expect to continue making investments as part of our strategic digitization initiative as discussed above in “Introduction – Executive Summary – Significant Operational Matters – Strategic Digitization Initiative,” but we expect those investments to be offset going forward by the expense savings in the business segments.

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

Write-downs for OTTI decrease the recorded value of investments owned by the business segments. These write-downs are not included in the income from operations of our business segments. When impairment occurs, assets are transferred to the business segments’ portfolios and will reduce the future net investment income for Other Operations. Statutory reserve adjustments for our business segments can also cause allocations of investments between the business segments and Other Operations.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
General and administrative expenses:
Legal	$-	$1	$1
Branding	45	40	35
Other (1)	36	9	31
Total general and administrative expenses	81	50	67
Taxes, licenses and fees (2)	(7)	(13)	(8)
Inter-segment reimbursement associated with reserve
financing and LOC expenses (3)	(12)	(12)	(12)
Total other expenses	$62	$25	$47

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$184	$187	$166
Total excluded realized gain (loss)	(794)	(46)	(336)
Total realized gain (loss), pre-tax	$(610)	$141	$(170)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(627)	$(37)	$(218)
Benefit ratio unlocking	277	(136)	129
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(350)	$(173)	$(89)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(58)	$(66)	$(47)
Gain (loss) on the mark-to-market on certain instruments (2)	(95)	7	(3)
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(97)	(137)	14
GLB NPR component	(41)	57	(43)
Total variable annuity net derivatives results	(138)	(80)	(29)
Indexed annuity forward-starting option	(59)	(34)	(10)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(350)	$(173)	$(89)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)As of December 31, 2019, the modified coinsurance (“Modco”) investment portfolio included fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss).  See Note 9 for more information.

Comparison of 2019 to 2018

We had higher realized losses due primarily to the following:

•Losses due primarily to unfavorable changes in the fair value of embedded derivatives related to certain Modco reinsurance agreements.

•Unfavorable variable annuity net derivatives results attributable to unfavorable GLB NPR component due to our associated reserves decreasing and credit spreads narrowing, partially offset by favorable hedge program performance due to less volatile markets.

•Higher losses on our indexed annuity forward-starting option due to a decrease in discount rates and growth in new business.

The above components of excluded realized gain (loss) are described net of benefit ratio unlocking, after-tax.

See “Variable Annuity Net Derivatives Results” below for a discussion of how our NPR adjustment is determined.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Operating Realized Gain (Loss)

Operating realized gain (loss) includes indexed annuity and IUL net derivatives results representing the net difference between the change in the fair value of the options that we hold and a portion of the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL products. The portion of the change in the fair value of the embedded derivative liabilities reported in operating realized gain (loss) represents the amount that is credited to the indexed annuity and IUL contracts.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2019	2019	2019	2019	2018
Variable annuity hedge program assets (liabilities)	$1,998	$3,292	$2,418	$1,967	$2,357

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$620	$(568)	$211	$578	$252
NPR	(120)	(37)	(101)	(98)	(57)
Embedded derivative reserves	500	(605)	110	480	195
Insurance benefit reserves	(958)	(1,026)	(911)	(916)	(1,060)
Total variable annuity reserves – asset (liability)	$(458)	$(1,631)	$(801)	$(436)	$(865)

10-year CDS spread	1.14%	1.36%	1.17%	1.43%	1.67%
NPR factor related to 10-year CDS spread	0.13%	0.19%	0.15%	0.18%	0.25%

(1)Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the hypothetical effect (in millions) to net income (loss) for changes in the NPR factor along all points on the spread curve as of December 31, 2019:

Hypothetical
Effect
NPR factor:
Down 13 basis points to zero	$(62)
Up 20 basis points	44

See “Critical Accounting Policies and Estimates – Derivatives – GLB” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

The liability for the forward-starting option reflects changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indications of volatility and interest rates, which can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Investments
Fixed maturity AFS securities	$105,200	$94,024	78.7%	81.6%
Trading securities	4,673	1,950	3.5%	1.7%
Equity securities	103	99	0.1%	0.1%
Mortgage loans on real estate	16,339	13,260	12.2%	11.5%
Real estate	11	12	0.0%	0.0%
Policy loans	2,477	2,509	1.8%	2.2%
Derivative investments	1,911	1,107	1.4%	1.0%
Alternative investments	1,821	1,725	1.4%	1.4%
Other investments	1,162	530	0.9%	0.5%
Total investments	$133,697	$115,216	100.0%	100.0%

Investment Objective

Investments are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion of our risk management process, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

	As of December 31, 2019
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,991	$1,632	$43	$15,580	14.8%
Basic industry	4,570	491	6	5,055	4.8%
Capital goods	6,700	760	10	7,450	7.1%
Communications	4,314	654	7	4,961	4.7%
Consumer cyclical	5,335	536	9	5,862	5.6%
Consumer non-cyclical	14,215	1,813	21	16,007	15.2%
Energy	6,080	649	44	6,685	6.4%
Technology	4,039	382	4	4,417	4.2%
Transportation	3,283	309	2	3,590	3.4%
Industrial other	1,563	98	2	1,659	1.6%
Utilities	13,533	1,861	20	15,374	14.6%
Government related entities	1,794	294	12	2,076	2.0%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,893	108	9	1,992	1.9%
Non-agency backed	527	49	(18)	594	0.6%
Mortgage pass through securities ("MPTS"):
Agency backed	622	33	-	655	0.6%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,018	44	-	1,062	1.0%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	3,612	7	8	3,611	3.4%
Credit card	78	22	1	99	0.1%
Equipment receivables	20	1	-	21	0.0%
Home equity	369	15	(27)	411	0.4%
Manufactured housing	9	-	-	9	0.0%
Student loans	30	1	-	31	0.0%
Other	692	16	1	707	0.7%
Municipals:
Taxable	4,675	1,091	7	5,759	5.5%
Tax-exempt	103	22	-	125	0.1%
Government:
United States	384	51	-	435	0.4%
Foreign	329	64	-	393	0.4%
Hybrid and redeemable preferred securities	497	82	20	559	0.5%
Total fixed maturity AFS securities	94,295	11,086	181	105,200	100.0%
Trading Securities (2)	4,330	353	10	4,673
Equity Securities	123	5	25	103
Total fixed maturity AFS, trading and equity securities	$98,748	$11,444	$216	$109,976

	As of December 31, 2018
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (1)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,762	$465	$352	$13,875	14.8%
Basic industry	4,542	137	152	4,527	4.8%
Capital goods	6,531	236	182	6,585	7.0%
Communications	4,686	210	133	4,763	5.1%
Consumer cyclical	5,475	160	180	5,455	5.8%
Consumer non-cyclical	14,307	543	507	14,343	15.3%
Energy	6,383	217	227	6,373	6.8%
Technology	3,698	64	81	3,681	3.9%
Transportation	3,289	91	99	3,281	3.5%
Industrial other	1,328	24	30	1,322	1.4%
Utilities	13,330	692	249	13,773	14.6%
Government related entities	2,292	141	63	2,370	2.5%
CMOs:
Agency backed	1,747	52	56	1,743	1.9%
Non-agency backed	732	48	(13)	793	0.8%
MPTS:
Agency backed	829	18	10	837	0.9%
CMBS:
Agency backed	20	-	-	20	0.0%
Non-agency backed	791	6	13	784	0.8%
ABS:
CLOs	1,746	3	19	1,730	1.8%
Credit card	78	16	-	94	0.1%
Equipment receivables	37	1	-	38	0.0%
Home equity	508	17	(9)	534	0.6%
Manufactured housing	15	1	-	16	0.0%
Student loans	38	-	-	38	0.0%
Other	240	7	1	246	0.3%
Municipals:
Taxable	4,551	711	18	5,244	5.6%
Tax-exempt	96	5	-	101	0.1%
Government:
United States	390	29	2	417	0.5%
Foreign	406	42	-	448	0.5%
Hybrid and redeemable preferred securities	582	45	34	593	0.6%
Total fixed maturity AFS securities	92,429	3,981	2,386	94,024	100.0%
Trading Securities (2)	1,823	137	10	1,950
Equity Securities	116	1	18	99
Total fixed maturity AFS, trading and equity securities	$94,368	$4,119	$2,414	$96,073

(1)Includes unrealized gains and (losses) on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2019			As of December 31, 2018
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$51,367	$58,235	55.4%	$49,086	$51,118	54.4%
2	BBB	39,473	43,460	41.3%	39,872	39,641	42.1%
Total investment grade securities		90,840	101,695	96.7%	88,958	90,759	96.5%

Below Investment Grade Securities
3	BB	2,309	2,388	2.3%	2,565	2,448	2.6%
4	B	960	955	0.9%	803	741	0.8%
5	CCC and lower	158	136	0.1%	95	63	0.1%
6	In or near default	28	26	0.0%	8	13	0.0%
Total below investment grade securities		3,455	3,505	3.3%	3,471	3,265	3.5%
Total fixed maturity AFS securities		$94,295	$105,200	100.0%	$92,429	$94,024	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.7%	3.3%		3.8%	3.5%

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

As of December 31, 2019, and 2018, 87% and 95%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. See Note 5 for maturity date information for our fixed maturity investment portfolio. Our gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), on fixed maturity AFS securities as of December 31, 2019, decreased by $2.2 billion since December 31, 2018. As more fully described in Note 1, we regularly review our investment holdings for OTTI. We concluded the unrealized loss position as of December 31, 2019, does not represent OTTI as: (i) we do not intend to sell the debt securities; (ii) it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

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

As reported on our Consolidated Balance Sheets, we had $136.3 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $117.3 billion as of December 31, 2019. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $97.7 billion as of December 31, 2019, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2019, and 2018, the estimated fair value for all private placement securities was $17.0 billion and $15.3 billion, respectively, representing 13% of total investments.

Trading Securities

Trading securities, which in certain cases support reinsurance funds withheld and our Modco reinsurance agreements, are carried at fair value and changes in fair value are recorded in net income as they occur. Investment results for these certain portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Offsetting these amounts in certain cases are corresponding changes in fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. See Notes 1 and 9 for more information regarding Modco.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and, as long as the unemployment rate remains stable to improving, we expect these trends to continue. We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss. Our ABS home equity and RMBS had a market value of $3.8 billion and a net unrealized gain of $247 million as of December 31, 2019.

The market value of fixed maturity AFS securities and trading securities backed by subprime loans was $377 million and represented less than 1% of our total investment portfolio as of December 31, 2019. Fixed maturity AFS securities represented $363 million, or 96%, and trading securities represented $14 million, or 4%, of the subprime exposure as of December 31, 2019. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2019:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total

	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$2,515	$2,647	$162	$180	$135	$153	$230	$261	$3,042	$3,241
ABS home equity	1	1	35	36	50	54	283	320	369	411
Total by type (2)(3)	$2,516	$2,648	$197	$216	$185	$207	$513	$581	$3,411	$3,652

Rating
AAA	$2,069	$2,184	$1	$1	$-	$-	$4	$4	$2,074	$2,189
AA	447	464	19	20	15	15	12	13	493	512
A	-	-	17	17	1	1	49	49	67	67
BBB	-	-	4	5	14	14	13	14	31	33
BB and below	-	-	156	173	155	177	435	501	746	851
Total by rating (2)(3)(4)	$2,516	$2,648	$197	$216	$185	$207	$513	$581	$3,411	$3,652

Origination Year
2009 and prior	$503	$558	$181	$199	$184	$206	$513	$581	$1,381	$1,544
2010	205	222	-	-	-	-	-	-	205	222
2011	92	97	-	-	-	-	-	-	92	97
2012	35	36	-	-	-	-	-	-	35	36
2013	194	201	-	-	-	-	-	-	194	201
2014	69	75	1	1	-	-	-	-	70	76
2015	164	171	15	16	-	-	-	-	179	187
2016	571	570	-	-	1	1	-	-	572	571
2017	288	303			-	-	-	-	288	303
2018	222	241	-	-	-	-	-	-	222	241
2019	173	174	-	-	-	-	-	-	173	174
Total by origination
year (2)(3)	$2,516	$2,648	$197	$216	$185	$207	$513	$581	$3,411	$3,652

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									3.6%	3.5%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.9%	1.0%

(1)Includes the amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $190 million and $218 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $169 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $169 million in trading securities consisted of $155 million prime, $1 million Alt-A and $13 million subprime.

(3)Does not include the fair value of trading securities totaling $174 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $174 million in trading securities consisted of $159 million prime, $1 million Alt-A and $14 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2019:

	Multiple Property		Single Property		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,023	$1,066	$15	$17	$1,038	$1,083

Rating
AAA	$1,005	$1,047	$4	$4	$1,009	$1,051
AA	18	18	6	7	24	25
A	-	-	5	6	5	6
BB and below	-	1	-	-	-	1
Total by rating (1)(2)(3)	$1,023	$1,066	$15	$17	$1,038	$1,083

Origination Year
2009 and prior	$12	$15	$11	$13	$23	$28
2010	3	3	-	-	3	3
2011	8	8	-	-	8	8
2012	27	28	-	-	27	28
2013	153	155	-	-	153	155
2015	7	8	-	-	7	8
2016	86	88	4	4	90	92
2017	323	338	-	-	323	338
2018	164	177	-	-	164	177
2019	240	246	-	-	240	246
Total by origination year (1)(2)	$1,023	$1,066	$15	$17	$1,038	$1,083

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.1%	1.0%

(1)Does not include the amortized cost of trading securities totaling $161 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $161 million in trading securities consisted of $69 million of multiple property CMBS and $92 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $163 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $163 million in trading securities consisted of $71 million of multiple property CMBS and $92 million of single property CMBS.

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

As of December 31, 2019, the amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $356 million and $407 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2019, was as follows:

				%
			Gross	Gross
		%	Unrealized	Unrealized		%
	Amortized	Amortized	Losses	Losses	Fair	Fair
	Cost	Cost	and OTTI	and OTTI	Value	Value
Banking	$256	3.3%	$51	21.0%	$205	2.7%
Oil field services	151	1.9%	25	10.2%	126	1.7%
ABS	2,098	27.0%	17	7.0%	2,081	27.7%
Government owned, no guarantee	116	1.5%	9	3.7%	107	1.4%
Integrated	86	1.1%	9	3.7%	77	1.0%
Local Authorities	363	4.7%	8	3.3%	355	4.7%
Utility - other	293	3.8%	8	3.3%	285	3.8%
Healthcare	365	4.7%	7	2.8%	358	4.8%
Pharmaceuticals	112	1.4%	7	2.9%	105	1.4%
Property and casualty	35	0.5%	6	2.4%	29	0.4%
Electric	460	5.9%	6	2.5%	454	6.0%
Finance companies	173	2.2%	6	2.5%	167	2.2%
Independent	168	2.2%	6	2.5%	162	2.2%
MBS	291	3.7%	5	2.1%	286	3.8%
Midstream	91	1.2%	5	2.1%	86	1.1%
Food and beverage	212	2.8%	5	2.1%	207	2.8%
Industries with unrealized losses
less than $5 million	2,494	32.1%	63	25.9%	2,431	32.3%
Total by industry	$7,764	100.0%	$243	100.0%	$7,521	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	8.2%		100.0%		7.1%

As of December 31, 2019, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $34 million and $31 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2019
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$15,606	$716	$16,322	99.9%
Delinquent (1)	-	9	9	0.1%
Foreclosure (2)	-	8	8	0.0%
General valuation allowance	-		-	0.0%
Total mortgage loans on real estate	$15,606	$733	$16,339	100.0%

	As of December 31, 2018
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$13,012	$247	$13,259	100.0%
Delinquent (1)	-	1	1	0.0%
Foreclosure (2)	-	-	-	0.0%
Total mortgage loans on real estate	$13,012	$248	$13,260	100.0%

(1)As of December 31, 2019, three commercial mortgage loans and 24 residential mortgage loans were delinquent. As of December 31, 2018, nine commercial loans and two residential loans were delinquent.

(2)As of December 31, 2019, no commercial mortgage loans and 14 residential mortgage loans were in foreclosure. As of December 31, 2018, there were no mortgage loans in foreclosure.

As of December 31, 2019, there was one specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and four specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of

$1 million. As of December 31, 2018, there were no specifically identified impaired commercial or residential mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent as of December 31, 2019 and 2018, was less than $1 million. The total outstanding principal and interest on residential mortgage loans on real estate that were three or more payments delinquent as of December 31, 2019 and 2018, was $9 million and less than $1 million, respectively.

See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of December 31,
	2019	2018
Segment
Annuities	$5,453	$3,962
Retirement Plan Services	4,096	3,599
Life Insurance	4,096	3,829
Group Protection	1,361	1,089
Other Operations	1,333	781
Total mortgage loans on real estate	$16,339	$13,260

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of December 31, 2019			As of December 31, 2019
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,109	32.8%	CA	$3,675	23.6%
Office building	3,798	24.3%	TX	1,785	11.4%
Industrial	2,855	18.3%	NY	909	5.8%
Retail	2,674	17.1%	FL	738	4.7%
Other commercial	702	4.5%	MD	701	4.5%
Hotel/Motel	242	1.6%	GA	694	4.5%
Mixed use	226	1.4%	TN	582	3.7%
Total	$15,606	100.0%	OH	575	3.7%
Geographic Region			PA	553	3.5%
Pacific	$4,554	29.2%	WA	548	3.5%
South Atlantic	3,415	21.9%	VA	446	2.9%
West South Central	1,934	12.4%	NC	413	2.6%
Middle Atlantic	1,692	10.8%	IL	368	2.4%
East North Central	1,479	9.5%	OR	331	2.1%
Mountain	768	4.9%	MA	325	2.1%
East South Central	732	4.7%	AZ	324	2.1%
West North Central	516	3.3%	WI	321	2.1%
New England	483	3.1%	Non U.S.	33	0.2%
Non U.S.	33	0.2%	All other states	2,285	14.6%
Total	$15,606	100.0%	Total	$15,606	100.0%

The following tables show the principal amount (in millions) of our commercial and residential mortgage loans by origination year and by year in which the principal is contractually obligated to be repaid:

	As of December 31, 2019
	Commercial	Residential	Total	%
Origination Year
2014 and prior	$3,764	$-	$3,764	23.0%
2015	1,775	-	1,775	10.9%
2016	1,972	-	1,972	12.1%
2017	2,016	-	2,016	12.3%
2018	2,632	194	2,826	17.3%
2019	3,464	518	3,982	24.4%
Total	$15,623	$712	$16,335	100.0%

	As of December 31, 2019
	Commercial	Residential	Total	%
Principal Repayment Year
2020	$577	$8	$585	3.5%
2021	1,032	8	1,040	6.4%
2022	906	9	915	5.6%
2023	903	9	912	5.6%
2024	1,242	10	1,252	7.7%
2025 and thereafter	10,963	668	11,631	71.2%
Total	$15,623	$712	$16,335	100.0%

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios and our valuation allowance for loan losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Annuities	$2	$27	$23
Retirement Plan Services	2	15	11
Life Insurance	15	161	119
Group Protection	2	14	8
Other Operations	1	5	4
Total (1)	$22	$222	$165

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2019, and 2018, alternative investments included investments in 258 and 237 different partnerships, respectively, and the portfolio represented approximately 1% of our total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2019, and 2018, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $9 million and $7 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net Investment Income
Fixed maturity AFS securities	$4,281	$4,209	$4,163
Equity AFS securities	-	-	12
Trading securities	191	84	94
Equity securities	4	4	-
Mortgage loans on real estate	629	496	440
Real estate	1	1	2
Policy loans	129	123	135
Invested cash	40	26	11
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	119	79	139
Alternative investments (2)	22	222	165
Consent fees	8	4	6
Other investments	30	23	2
Investment income	5,454	5,271	5,169
Investment expense	(231)	(186)	(179)
Net investment income	$5,223	$5,085	$4,990

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Years Ended December 31,
	2019	2018	2017
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	4.35%	4.44%	4.55%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.10%	0.07%	0.14%
Alternative investments	0.02%	0.21%	0.16%
Net investment income yield on invested assets	4.47%	4.72%	4.85%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL, interest-sensitive whole life and the fixed portion of retirement plan and VUL products. The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the contract holder on our average fixed account values, including the fixed portion of variable. Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond make-whole premiums and alternative investments. These items can vary significantly from period to period due to a number of factors and, therefore, can provide results that are not indicative of the underlying trends.

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

The increase in prepayment and make-whole premiums when comparing 2019 to 2018 was attributable primarily to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

Details of the realized gain (loss) related to certain investments (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Fixed maturity AFS securities:
Gross gains	$45	$38	$19
Gross losses	(73)	(80)	(44)
Gross OTTI	(16)	(7)	(20)
Equity AFS securities:
Gross gains	-	-	6
Gain (loss) on other investments (1)	(16)	(13)	(12)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(13)	(22)	(21)
Total realized gain (loss) related to certain investments	$(73)	$(84)	$(72)

(1)Includes market adjustments on equity securities still held of $(4) million and $(17) million for the years ended December 31, 2019 and 2018, respectively.

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as AFS. We expect to continue to manage all non-trading investments within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(14)	$(5)	$(13)
State and municipal bonds	-	-	(1)
RMBS	(1)	(1)	(2)
CMBS	-	-	(2)
ABS	(1)	(1)	(2)
Gross OTTI recognized in net income (loss)	(16)	(7)	(20)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	2
Net OTTI recognized in net income (loss)	$(15)	$(7)	$(18)

OTTI Recognized in OCI
Gross OTTI recognized in OCI	$16	$-	$-
Change in DAC, VOBA, DSI and DFEL	(1)	-	-
Net OTTI recognized in OCI	$15	$-	$-

The $16 million of impairments taken during 2019 were all credit-related impairments. The increase in write-downs for OTTI when comparing 2019 to 2018 was primarily attributable to individual credit risks within our corporate bond holdings.

The increase in OTTI recognized in OCI when comparing 2019 to 2018 was primarily attributable to the fair values and recovery values being less aligned on impaired securities resulting in an increase of the non-credit portion of the impairment.

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

As a result of our Modco agreement with Athene to reinsure fixed and fixed indexed annuity products, we recorded a $6.6 billion deposit asset reflected within other assets on our Consolidated Balance Sheets as of December 31, 2019. For additional information, see Note 9.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of December 31, 2019, 88%, or $15.1 billion, of our total reinsurance recoverable was secured by collateral for our benefit. Of this amount, $14.8 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $1.8 billion was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets as of December 31, 2019, although only $164 million can be utilized as collateral due to excess funds withheld above the reinsurance recoverable from our reinsurers, and $97 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $(2.7) billion, $1.9 billion and $788 million in 2019, 2018 and 2017, respectively. The use of cash flows from operating activities for the year ended December 31, 2019, was primarily driven by purchases of trading securities in repositioning a portion of a Modco investment portfolio from fixed maturity AFS securities to trading securities. As a result, the cash outflows from operating activities were largely offset by sales of fixed maturity AFS securities within investing activities. See Note 9 for more information. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$600	$910	$954
First Penn-Pacific	-	15	20
Lincoln Investment Management Company	30	25	20
Lincoln National Management Corporation	5	-	75
Lincoln National Reinsurance Company (Barbados) Limited	195	75	-
Total dividends from subsidiaries	$830	$1,025	$1,069

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$132	$145	$122

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$(10)	$2	$60

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

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiaries, the Lincoln Life & Annuity Company of New York (“LLANY”), a New York-domiciled insurance company, and LLACB, a New Hampshire-domiciled insurance company, are bound by similar restrictions, under New York law and New Hampshire law, respectively. Under both New York and New Hampshire law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the end of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

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

We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $845 million in 2020 without prior approval from the respective state commissioners. The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations,” our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of December 31, 2019, was approximately $2.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($326 million will expire in 2024 and $2.0 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 13. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.5 billion to finance a portion of the excess reserves as of December 31, 2019; of this amount, $2.6 billion involve exposure to VIEs. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Our captive reinsurance and reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. The NAIC’s adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017. We adopted the framework for our newly issued term business in 2017 and phased in the framework through January 1, 2020, for all other newly issued life insurance products. We continue to analyze the effects of principles-based reserving on the use of captive reinsurance, reinsurance subsidiaries and third-party reinsurance for reserve financing transactions for our life insurance business. For more information on the NAIC’s adoption of principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation.”

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves. We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees. The NAIC implemented changes to the statutory reserving, capital and accounting framework for variable annuities that went into effect as of January 1, 2020. The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold. For more information, see “Part I – Item 1A. Risk Factors – Federal Regulation – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.”

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

Details underlying debt and financing activities (in millions) for the year ended December 31, 2019, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$-	$-	$-	$-	$300	$300

Long-Term Debt
Senior notes	$4,432	$500	$(109)	$94	$(307)	$4,610
Bank borrowing (2)	200	250	(200)	-	-	250
Capital securities (2)(3)	1,207	-	-	-	-	1,207
Total long-term debt	$5,839	$750	$(309)	$94	$(307)	$6,067

(1)Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)We refinanced a $200 million floating rate loan that was scheduled to mature on June 6, 2023, into a $250 million floating rate loan maturing on December 3, 2024.

(3)To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

On August 12, 2019, we completed the issuance and sale of $500 million aggregate principal amount of our 3.05% senior notes due 2030. We used a portion of the net proceeds from the offering to fund the repurchase of $105 million of our 6.15% senior notes due 2036 and $4 million of our 4.85% senior notes due 2021 pursuant to a tender offer. We intend to use the remaining net proceeds for the repayment, on or prior to maturity, of our outstanding 6.25% senior notes due 2020 and for general corporate purposes. As of December 31, 2019, the holding company had available liquidity of $702 million. Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding.

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

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of December 31, 2019. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information. See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

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

The long-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•A.M. Best – aaa to c

•Fitch – AAA to D

•Moody’s – Aaa to C

•S&P – AAA to D

As of February 14, 2020, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa1	A-
(7th of 22)	(8th of 21)	(8th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•A.M. Best – AMB-1+ to AMB-4

•Fitch – F1+ to D

•Moody’s – P-1 to NP

•S&P – A-1+ to D

As of February 14, 2020, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit were as follows:

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

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would generally require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock. Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2020, and June 30, 2020.  For more information, see “Part I – Item 1A. Risk Factors – Covenants and Ratings – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve specified capital adequacy or net income and stockholders’ equity levels.”

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of December 31, 2019, the holding company had a net outstanding receivable (payable) of $(206) million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of December

31, 2019. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of December 31, 2019, our insurance subsidiaries had investments with a carrying value of $3.7 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 5.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). During 2019, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

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

Details underlying this activity (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Dividends to common stockholders	$298	$286	$259
Repurchase of common stock	640	810	725
Total cash returned to stockholders	$938	$1,096	$984

Number of shares repurchased	10.4	13.2	10.4

On October 29, 2019, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.37 to $0.40 per share. Additionally, we may repurchase additional shares of common stock during 2020 depending on market conditions and alternative uses of capital. For more information regarding share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities.”

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Debt service (interest paid)	$288	$286	$257
Capital contribution to subsidiaries	50	502	60
Total	$338	$788	$317

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

In 2018, we made an investment in our Group Protection business through the acquisition of Liberty Life, now LLACB, which affected our liquidity and capital position. For additional information on the acquisition, see “Introduction – Executive Summary” above and Note 3.

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2019, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$21,310	$41,824	$40,551	$369,103	$472,788
Short-term and long-term debt (2)	300	596	750	4,481	6,127
Reserve financing and LOC expenses (3)	69	136	116	370	691
Payables for collateral on investments (4)	3,580	-	-	-	3,580
Operating leases (5)	49	92	70	67	278
Finance leases (5)	56	132	107	12	307
Certain financing arrangements (6)	3	11	101	16	131
Retirement and other plans (7)	110	215	206	490	1,021
Total	$25,477	$43,006	$41,901	$374,539	$484,923

(1)Estimates are based on financial projections over 40 years and are not discounted for the time value of money. New business issued or acquired, business ceded or sold, changes to or variances from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially. See Note 1 for details of what these liabilities include and represent.

(2)Represents principal amounts of debt only. See Note 13 for additional information.

(3)Estimates are based on the level of capacity we expect to utilize during the life of the LOCs and other reserve financing arrangements. See Note 13 for additional information.

(4)Excludes collateral payable held for derivative investments. See Note 5 for additional information.

(5)See Note 14 for additional information.

(6)Represents certain financing arrangements that did not meet the requirements to be classified as a sale-leaseback arrangement.

(7)Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2029 and known payments under deferred compensation arrangements. In addition to these benefit payments, we periodically fund the employees’ defined benefit plans. The majority of contributions and benefit payments are made by our insurance subsidiaries with little effect on holding company cash flow. See Note 17 for additional information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $48 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above. See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources. Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2019, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$-	$2,250	$1,972	$4,222
Investment commitments	1,031	235	521	215	2,002
Total	$1,031	$235	$2,771	$2,187	$6,224

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the investments support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. Our primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values. These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying Notes presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our fixed maturity securities and interest sensitive liabilities.

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our investments and interest credited to account values of our contract holders. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. The combination of a probable range of interest rate changes over the next 12 months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates.

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2019:

								Estimated
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$2,807	$3,876	$3,349	$3,751	$4,162	$75,151	$93,096	$103,834
Average interest rate	4.7%	4.5%	4.1%	4.3%	4.2%	4.6%	4.5%
Variable interest rate securities	$24	$77	$91	$6	$36	$965	$1,199	$1,366
Average interest rate	4.6%	6.3%	4.1%	3.5%	4.8%	5.5%	5.4%
Trading securities:
Fixed interest rate securities	$238	$148	$144	$146	$127	$3,512	$4,315	$4,653
Average interest rate	4.7%	3.4%	3.8%	4.2%	7.0%	5.1%	5.0%
Variable interest rate securities	$-	$-	$-	$1	$-	$14	$15	$20
Average interest rate	0.0%	0.0%	0.0%	3.4%	0.0%	7.5%	7.2%
Mortgage loans on real estate:
Total mortgage loans	$585	$1,040	$915	$912	$1,252	$11,631	$16,335	$16,872
Average interest rate	4.4%	4.6%	4.4%	4.2%	4.0%	4.2%	4.2%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$1,890	$2,660	$2,263	$2,238	$3,525	$37,304	$49,880	$52,692
Average interest rate (1)	4.3%	4.3%	3.9%	3.9%	3.9%	3.6%	3.7%
Debt	$300	$296	$300	$500	$250	$4,481	$6,127	$6,217
Average interest rate	6.3%	4.9%	4.2%	4.0%	2.8%	4.5%	4.2%
Rate Sensitive Derivative Financial Instruments
Interest rate, foreign currency swaps and forwards (4)
Pay variable/receive fixed	$1,394	$1,837	$552	$3,082	$4,466	$33,387	$44,718	$2,666
Average pay rate	1.9%	2.0%	2.4%	2.0%	1.9%	2.1%	2.1%
Average receive rate	2.7%	2.3%	3.5%	2.6%	2.0%	2.8%	2.7%
Pay fixed/receive variable	$326	$2,706	$1,074	$681	$3,796	$21,365	$29,948	$(1,736)
Average pay rate	3.8%	2.1%	2.0%	2.3%	1.9%	2.7%	2.6%
Average receive rate	2.0%	1.9%	2.1%	1.9%	2.0%	2.1%	2.1%
Interest rate cap corridors:	$8,750	$8,000	$1,000	$13,500	$12,300	$-	$43,550	$4
Average buy strike rate (2)	7.0%	7.0%	7.0%	7.0%	6.0%	0.0%	6.7%
Average sell strike rate (2)	11.0%	11.0%	11.0%	11.0%	10.0%	0.0%	10.7%
Forward swap curve	1.8%	2.0%	2.1%	2.1%	2.1%	0.0%	2.0%
Reverse Treasury locks:
5-year on-the-run treasury	$75	$35	$-	$-	$-	$-	$110	$4
Average strike rate	2.4%	2.5%	0.0%	0.0%	0.0%	0.0%	2.4%
Forward CMT curve (3)	1.8%	1.9%	0.0%	0.0%	0.0%	0.0%	1.9%
10-year on-the-run Treasury	$75	$85	$-	$-	$-	$-	$160	$5
Average strike rate	2.6%	2.4%	0.0%	0.0%	0.0%	0.0%	2.5%
Forward CMT curve (3)	2.0%	2.2%	0.0%	0.0%	0.0%	0.0%	2.1%
30-year on-the-run Treasury	$565	$280	$-	$-	$-	$-	$845	$80
Average strike rate	3.1%	2.4%	0.0%	0.0%	0.0%	0.0%	2.9%
Forward CMT curve (3)	2.4%	2.5%	0.0%	0.0%	0.0%	0.0%	2.5%
Interest rate futures:
2-year Treasury notes	$43	$-	$-	$-	$-	$-	$43	$-
5-year Treasury notes	30	-	-	-	-	-	30	-
10-year Treasury notes	122	-	-	-	-	-	122	-
Treasury bonds	79	-	-	-	-	-	79	-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

(2)The indexes are the 7-year and 10-year constant maturity swap.

(3)The Constant Maturity Treasury (“CMT”) curve is the applicable 5-year, 10-year or 30-year CMT forward curve.

(4)Includes notional of $161 million and fair value of $2 million that support our Modco reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2018:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$92,429	$94,024
Trading securities	1,823	1,950
Mortgage loans on real estate	13,269	13,092
Investment type insurance contracts (1)	37,217	37,108
Debt	5,686	5,604
Interest rate and foreign currency swaps	50,831	160
Interest rate cap corridors	51,800	17
Reverse Treasury locks	1,367	19
Interest rate futures	2,965	-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2019, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Annuities (1)	$(14)	$17
Retirement Plan Services	5	(5)
Life Insurance	5	(6)
Group Protection	4	(3)
Income (loss) from operations	$-	$3

(1)Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

For purposes of this estimate, we assumed asset purchases are made at prevailing new money rates and exclude the impact of new business, unlocking, persistency, hedge program performance or customer behavior caused by the interest rate changes.

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

Prolonged historically low rates are not healthy for our business fundamentals. However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment. For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue. See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals.” for additional information on interest rate risks.

The following provides detail on the percentage differences between the December 31, 2019, interest rates being credited to contract holders based on the fourth quarter of 2019 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$8,825	$14,487	$30,784	$54,096	62.2%
Up to 0.50%	2,872	1,561	50	4,483	5.2%
0.51% to 1.00%	2,403	1,779	139	4,321	5.0%
1.01% to 1.50%	2,484	478	-	2,962	3.4%
1.51% to 2.00%	580	-	3,451	4,031	4.6%
2.01% to 2.50%	38	-	-	38	0.1%
2.51% to 3.00%	1	-	102	103	0.1%
3.01% or greater	-	-	-	-	0.0%
Occurring after the next twelve months (4)	7,729	-	-	7,729	8.9%
Total discretionary rate setting products	24,932	18,305	34,526	77,763	89.5%
Other contracts (5)	6,897	2,254	-	9,151	10.5%
Total account values	$31,829	$20,559	$34,526	$86,914	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	35.4%	79.1%	89.2%	69.6%

(1)Excludes policy loans.

(2)Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

(3)The average crediting rates were 40 basis points, 13 basis points and 22 basis point in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)The average crediting rates were 143 basis points in excess of average minimum guaranteed rates. Of our account values for these products, 13% are scheduled to reset in more than one year but not more than two years; 16% are scheduled to reset in more than two years but not more than three years; and 71% are scheduled to reset in more than three years.

(5)For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business. For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 36 basis points in excess of average minimum guaranteed rates, and 60% of account values were already at their minimum guaranteed rates.

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

Long-Term New Money Investment Yield Sensitivity

New money rates continue to be at low levels and, as a result, require careful analysis when forecasting the future direction of changes in rates. We updated our interest rate assumptions during 2019, which included reducing our long-term new money investment yield assumption (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information). If we were to further change our view of future new money rates and lower our current long-term new money investment yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(180) million to income (loss) from operations due primarily to unlocking our DAC and VOBA assets. This impact would be most pronounced in our Life Insurance segment. The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption update, and, therefore, the actual amount of the loss may differ from our current estimate. In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities.

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

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2019				As of December 31, 2018
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$97	$97	$10	$(10)	$107	$91
Foreign equities	6	6	1	(1)	9	8
Total equity securities	103	103	11	(11)	116	99
Real estate	11	13	1	(1)	12	16
Hedge funds	221	221	22	(22)	222	222
Private equities	1,685	1,685	169	(169)	1,503	1,503
Tax credits	13	13	1	(1)	20	20
Other equity interests	3	3	-	-	3	3
Total equity assets	$2,036	$2,038	$204	$(204)	$1,876	$1,863
Derivatives Hedging Equity
Market Risk
Call options (2)	$16,829	$1,353	$631	$(636)	$11,227	$219
Equity futures	1,602	-	(64)	64	1,078	-
Put options	4,178	(245)	-	5	3,716	590
Total return swaps	11,460	(325)	(855)	856	11,292	269
Total derivatives hedging
equity market risk	$34,069	$783	$(288)	$289	$27,314	$1,077

(1)Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

(2)Includes notional of $4 billion and fair value of $145 million that support our Modco reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

Liabilities

We have exposure to changes in our stock price through both our deferred and stock-based incentive compensation plans. For additional information on our deferred and stock-based incentive compensations plans, see Notes 17 and 18, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2019, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million.  For purposes of this estimate, we excluded any effect related to net flows, unlocking, persistency, hedge program performance, customer behavior or reduction in account values attributable to contract holder assessments.

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

Investments

The majority of our credit risk is concentrated in investment holdings. Our portfolio of investments was $133.7 billion and $115.2 billion as of December 31, 2019 and 2018, respectively. Of this total, $92.0 billion and $82.0 billion consisted of corporate bonds and $16.3 billion and $13.3 billion consisted of mortgage loans on real estate as of December 31, 2019 and 2018, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities. We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies. As of December 31, 2019 and 2018, our unhedged positions consisted of $8 million and $10 million, respectively, of principal in U.S. dollar equivalents of Canadian-denominated investments with maturity dates up to 2025 and an average interest rate of 2%. As of December 31, 2019, our Modco investment portfolios were partially hedged and consisted of $133 million of principal in U.S. dollar equivalents of foreign denominated investments with maturity dates up to 2063 and an average interest rate of 4%. Investment results for our Modco reinsurance agreements are passed directly to the reinsurers. As of December 31, 2018, we had no foreign denominated investments supporting our Modco investment portfolios. See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

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

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lincoln National Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Lincoln National Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Acquisition Costs Asset and Future Contract Benefits Liability

Description of the Matter

At December 31, 2019, deferred acquisition costs totaled $7.4 billion and future contract benefits liabilities totaled $36.4 billion, a portion of which related to universal life-type contracts with secondary guarantees and variable annuity contracts with guaranteed benefit riders.

The carrying amount of the deferred acquisition costs related to these products is the total of costs deferred less amortization, which is calculated in relation to the present value of estimated gross profits of the underlying contracts. As described in Notes 1 (see section on DAC, VOBA, DSI and DFEL) and 8 to the consolidated financial statements, there is a significant amount of uncertainty inherent in calculating estimated gross profits as the calculation includes significant management judgment in developing certain assumptions, such as expected future mortality experience, investment margins, capital market performance, retention and rider utilization. Management’s assumptions are adjusted, also known as unlocked, for emerging experience and expected changes in trends. The unlocking results in deferred acquisition cost amortization being recalculated, using the new assumptions for estimated gross profits, that results either in additional or less cumulative amortization expense.

The future contract benefits liability related to these product guarantees is based on estimates of how much the Company will need to pay for future benefits and the amount of fees to be collected from policyholders for these policy features. As described in Note 1 to the consolidated financial statements (see section on Future Contract Benefits and Other Contract Holder Funds), there is significant uncertainty inherent in estimating this liability because there is a significant amount of management judgment involved in developing certain assumptions that impact the liability balance, which are consistent with the assumptions used to amortize the related deferred acquisition cost asset as noted above and which include expected mortality experience, investment margins, capital market performance, retention and rider utilization.

Auditing the valuation of deferred acquisition costs and future contract benefits liabilities related to these products was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used in the estimate of both the amortization of deferred acquisition costs and the future contract benefits liability related to these products.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the deferred acquisition costs and future contract benefits liability estimation processes, including, among others, controls related to the review and approval processes that management has in place for the assumptions used in estimating the estimated gross profits related to deferred acquisition costs and the future contract benefits liability. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions and updating investment margins for current and expected future market conditions.

We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of estimated gross profits related to deferred policy acquisition costs and the future policy benefit reserves for a sample of cohorts or contracts which we compared to the actuarial model used by management.

Variable Annuity Guaranteed Living Benefit Riders Embedded Derivatives

Description of the Matter

The Company’s variable annuity guaranteed living benefit riders include an embedded derivative, represented by an asset totaling $450 million as of December 31, 2019, related to the non-life contingent feature of the product which is accounted for at fair value, with changes in fair value recognized in income. As described in Notes 1 (see section on Separate Account Assets and Liabilities), 6 and 20 to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the embedded derivative because of the sensitivity of certain assumptions underlying the estimate, including stock market performance, policy lapse experience and rider utilization. Management’s assumptions are adjusted over time for emerging experience and expected changes in trends, resulting in changes to the estimated fair value of the embedded derivative.

Auditing the valuation of the embedded derivative related to variable annuity guaranteed living benefit riders was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used in the estimate of the value of the embedded derivative.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the embedded derivative estimation process, including, among others, controls related to the review and approval processes that management has in place to develop the assumptions used in measuring the fair value of the embedded derivative. This included testing controls related to management’s evaluation of current and future market conditions and the need to update policy lapse and rider utilization assumptions.

We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of the embedded derivative for a sample of contracts which we compared to the fair value model used by management.

Valuation of Goodwill for the Life Insurance Reporting Unit

Description of the Matter

At December 31, 2019, the Company’s goodwill was $1.8 billion, of which $634 million related to the Company’s Life Insurance reporting unit. As discussed in Notes 1 (see section on Goodwill) and 10 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. Determining the fair value of the Life Insurance reporting unit as part of the goodwill impairment analysis is sensitive to significant assumptions such as the discount rate, which reflects the market expected, weighted-average rate of return adjusted for the risk factors associated with the operations, and other relevant assumptions impacting projected financial information, such as the profitability of new and in-force business, all of which are affected by expectations about future market or economic conditions.

Auditing the fair value of the Company’s Life Insurance reporting unit was complex and required the involvement of our valuation and actuarial specialists due to the high degree of judgment used by management.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. This included, among others, controls related to the review and approval processes that management has in place to develop the assumptions used in the estimation process, including management’s determination of the applicable discount rate, and other assumptions for the Life Insurance reporting unit.

We involved actuarial and valuation specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to current industry and economic trends, recent market transactions and other relevant factors. We reviewed the historical accuracy of management’s estimate and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Life Insurance reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Philadelphia, Pennsylvania

February 20, 2020

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2019	2018
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value (amortized cost: 2019 – $94,295; 2018 – $92,429)	$105,200	$94,024
Trading securities	4,673	1,950
Equity securities	103	99
Mortgage loans on real estate	16,339	13,260
Policy loans	2,477	2,509
Derivative investments	1,911	1,107
Other investments	2,994	2,267
Total investments	133,697	115,216
Cash and invested cash	2,563	2,345
Deferred acquisition costs and value of business acquired	7,694	10,264
Premiums and fees receivable	465	570
Accrued investment income	1,148	1,119
Reinsurance recoverables	17,144	17,748
Funds withheld reinsurance assets	536	557
Goodwill	1,778	1,782
Other assets	16,170	15,713
Separate account assets	153,566	132,833
Total assets	$334,761	$298,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$36,420	$34,648
Other contract holder funds	98,018	91,233
Short-term debt	300	-
Long-term debt	6,067	5,839
Reinsurance related embedded derivatives	327	3
Funds withheld reinsurance liabilities	1,810	1,740
Payables for collateral on investments	5,082	4,805
Other liabilities	13,482	12,696
Separate account liabilities	153,566	132,833
Total liabilities	315,072	283,797

Contingencies and Commitments (See Note 14)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 196,668,532 and 205,862,760 shares
issued and outstanding as of December 31, 2019, and December 31, 2018, respectively	5,162	5,392
Retained earnings	8,854	8,551
Accumulated other comprehensive income (loss)	5,673	407
Total stockholders’ equity	19,689	14,350
Total liabilities and stockholders’ equity	$334,761	$298,147

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Insurance premiums	$5,513	$4,601	$3,256
Fee income	6,497	5,986	5,619
Net investment income	5,223	5,085	4,990
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(30)	(7)	(18)
Portion of loss recognized in other comprehensive income	15	-	-
Net other-than-temporary impairment losses on securities recognized in earnings	(15)	(7)	(18)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(595)	148	(152)
Total realized gain (loss)	(610)	141	(170)
Amortization of deferred gain on business sold through reinsurance	31	9	23
Other revenues	604	602	539
Total revenues	17,258	16,424	14,257
Expenses
Interest credited	2,780	2,617	2,590
Benefits	7,880	6,786	5,160
Commissions and other expenses	5,287	4,763	4,176
Interest and debt expense	326	297	253
Strategic digitization expense	66	76	43
Impairment of intangibles	-	-	905
Total expenses	16,339	14,539	13,127
Income (loss) before taxes	919	1,885	1,130
Federal income tax expense (benefit)	33	244	(949)
Net income (loss)	886	1,641	2,079
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	5,288	(3,449)	1,643
Foreign currency translation adjustment	6	(9)	13
Funded status of employee benefit plans	(28)	(7)	8
Total other comprehensive income (loss), net of tax	5,266	(3,465)	1,664
Comprehensive income (loss)	$6,152	$(1,824)	$3,743

Net Income (Loss) Per Common Share
Basic	$4.41	$7.60	$9.36
Diluted	$4.38	$7.40	$9.22

Cash Dividends Declared Per Common Share	$1.51	$1.36	$1.20

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	For the Years Ended December 31,
	2019	2018	2017

Common Stock
Balance as of beginning-of-year	$5,392	$5,693	$5,869
Stock compensation/issued for benefit plans	42	45	94
Retirement of common stock/cancellation of shares	(272)	(346)	(270)
Balance as of end-of-year	5,162	5,392	5,693

Retained Earnings
Balance as of beginning-of-year	8,551	8,399	7,043
Cumulative effect from adoption of new accounting standards	-	(642)	-
Net income (loss)	886	1,641	2,079
Retirement of common stock	(278)	(554)	(455)
Common stock dividends declared	(305)	(293)	(268)
Balance as of end-of-year	8,854	8,551	8,399

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	407	3,230	1,566
Cumulative effect from adoption of new accounting standards	-	642	-
Other comprehensive income (loss), net of tax	5,266	(3,465)	1,664
Balance as of end-of-year	5,673	407	3,230
Total stockholders’ equity as of end-of-year	$19,689	$14,350	$17,322

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$886	$1,641	$2,079
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Trading securities purchases, sales and maturities, net	(2,510)	(118)	121
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(409)	(81)	16
Premiums and fees receivable	105	(87)	34
Accrued investment income	(29)	(17)	(16)
Future contract benefits and other contract holder funds	(1,479)	(105)	(1,720)
Reinsurance related assets and liabilities	(134)	718	128
Accrued expenses	107	(101)	113
Federal income tax accruals	(227)	154	(1,119)
Realized (gain) loss	610	(141)	170
Amortization of deferred gain on business sold through reinsurance	(31)	(9)	(23)
Impairment of intangibles	-	-	905
Other	425	89	100
Net cash provided by (used in) operating activities	(2,686)	1,943	788
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(15,326)	(12,650)	(10,148)
Sales of available-for-sale securities and equity securities	6,807	3,668	1,612
Maturities of available-for-sale securities	6,571	6,004	5,886
Purchase of common stock in acquisition, net of cash acquired	-	(1,410)	-
Sale of business, net	-	(12)	-
Purchases of alternative investments	(433)	(314)	(357)
Sales and repayments of alternative investments	131	178	184
Issuance of mortgage loans on real estate	(4,262)	(2,927)	(2,058)
Repayment and maturities of mortgage loans on real estate	1,163	1,085	1,184
Issuance and repayment of policy loans, net	32	21	51
Net change in collateral on investments, derivatives and related settlements	79	735	(429)
Other	(261)	(193)	(113)
Net cash provided by (used in) investing activities	(5,499)	(5,815)	(4,188)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(308)	(537)	-
Issuance of long-term debt, net of issuance costs	744	1,094	-
Payment related to early extinguishment of debt	(42)	(23)	-
Proceeds from sale-leaseback transactions	-	88	62
Payment related to sale-leaseback transactions	(83)	-	-
Proceeds from certain financing arrangements	107	-	-
Deposits of fixed account values, including the fixed portion of variable	16,069	13,638	10,797
Withdrawals of fixed account values, including the fixed portion of variable	(5,849)	(6,007)	(5,825)
Transfers to and from separate accounts, net	(1,362)	(2,469)	(1,787)
Common stock issued for benefit plans	(20)	(6)	46
Repurchase of common stock	(550)	(900)	(725)
Dividends paid to common stockholders	(303)	(289)	(262)
Net cash provided by (used in) financing activities	8,403	4,589	2,306
Net increase (decrease) in cash, invested cash and restricted cash	218	717	(1,094)
Cash, invested cash and restricted cash as of beginning-of-year	2,345	1,628	2,722
Cash, invested cash and restricted cash as of end-of-year	$2,563	$2,345	$1,628
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments. See Note 21 for additional details. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary. As discussed in Note 3, on May 1, 2018, LNC and The Lincoln National Life Insurance Company (“LNL”) completed the acquisition of Liberty Life Assurance Company of Boston (“Liberty Life”), which effective September 1, 2019, was renamed Lincoln Life Assurance Company of Boston (“LLACB”). We use the equity method of accounting to recognize all of our investments in limited liability partnerships. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain investments and derivatives, other-than-temporary impairment (“OTTI”) and asset valuation allowances, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill, future contract benefits, other contract holder funds including deferred front-end loads (“DFEL”), pension plans, stock-based incentive compensation, income taxes and the potential effects of resolving litigated matters.

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

•Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date, except for large holdings subject to “blockage discounts” that are excluded;

•Level 2 – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•Level 3 – inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability, and we make estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

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

Fixed Maturity Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of associated DAC, VOBA, DSI, future contract benefits, other contract holder funds and deferred income taxes.

We measure the fair value of our securities classified as fixed maturity AFS based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity security, and we consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach primarily include third-party pricing services, independent broker quotations or pricing matrices. We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

The observable and unobservable inputs to our valuation methodologies are based on a set of standard inputs that we generally use to evaluate all of our fixed maturity AFS securities. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators, industry and economic events are monitored, and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For private placement securities, we use pricing matrices that utilize observable pricing inputs of similar public securities and Treasury yields as inputs to the fair value measurement. Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all fixed maturity AFS securities on any given day. For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. For securities trading in less liquid or illiquid markets with limited or no pricing information, we use unobservable inputs to measure fair value.

The following summarizes our fair valuation methodologies and associated inputs, which are particular to the specified security type and are in addition to the defined standard inputs to our valuation methodologies for all of our fixed maturity AFS securities discussed above:

•Corporate bonds and U.S. government bonds – We also use Trade Reporting and Compliance EngineTM reported tables for our corporate bonds and vendor trading platform data for our U.S. government bonds.

•Mortgage- and asset-backed securities (“ABS”) – We also utilize additional inputs, which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations and mortgage pass through securities backed by residential mortgages (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”).

•State and municipal bonds – We also use additional inputs that include information from the Municipal Securities Rule Making Board, as well as material event notices, new issue data, issuer financial statements and Municipal Market Data benchmark yields for our state and municipal bonds.

•Hybrid and redeemable preferred securities – We also utilize additional inputs of exchange prices (underlying and common stock of the same issuer) for our hybrid and redeemable preferred securities.

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

Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost

We regularly review our fixed maturity AFS securities (also referred to as “debt securities”) for declines in fair value that we determine to be other-than-temporary.

For our debt securities, we generally consider the following to determine whether our debt securities with unrealized losses are other-than-temporarily impaired:

•The estimated range and average period until recovery;

•The estimated range and average holding period to maturity;

•Remaining payment terms of the security;

•Current delinquencies and nonperforming assets of underlying collateral;

•Expected future default rates;

•Collateral value by vintage, geographic region, industry concentration or property type;

•Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and

•Contractual and regulatory cash obligations.

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), as this amount is deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded in other comprehensive income (“OCI”) to unrealized OTTI on fixed maturity AFS securities on our Consolidated Statements of Stockholders’ Equity, as this amount is considered a noncredit (i.e., recoverable) impairment.

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

In periods subsequent to the recognition of an OTTI, the fixed maturity AFS security is accounted for as if it had been purchased on the measurement date of the OTTI. Therefore, for the fixed maturity AFS security, the original discount or reduced premium is reflected in net investment income over the contractual term of the investment in a manner that produces a constant effective yield.

To determine recovery value of a corporate bond, CLO or CDO, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•Fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading;

•Fundamentals of the industry in which the issuer operates;

•Earnings multiples for the given industry or sector of an industry that the underlying issuer operates within, divided by the outstanding debt to determine an expected recovery value of the security in the case of a liquidation;

•Expected cash flows of the issuer (e.g., whether the issuer has cash flows in excess of what is required to fund its operations);

•Expectations regarding defaults and recovery rates;

•Changes to the rating of the security by a rating agency; and

•Additional market information (e.g., if there has been a replacement of the corporate debt security).

Each quarter, we review the cash flows for the MBS to determine whether or not they are sufficient to provide for the recovery of our amortized cost. We revise our cash flow projections only for those securities that are at most risk for impairment based on current credit enhancement and trends in the underlying collateral performance. To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•Discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover;

•Level of creditworthiness of the home equity loans or residential mortgages that back an RMBS or commercial mortgages that back a CMBS;

•Susceptibility to fair value fluctuations for changes in the interest rate environment;

•Susceptibility to reinvestment risks, in cases where market yields are lower than the securities’ book yield earned;

•Susceptibility to reinvestment risks, in cases where market yields are higher than the book yields earned on a security;

•Expectations of sale of such a security where market yields are higher than the book yields earned on a security; and

•Susceptibility to variability of prepayments.

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

We further monitor the cash flows of all of our fixed maturity AFS securities backed by mortgages on an ongoing basis. We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS and on a significant percentage of our fixed maturity AFS securities backed by pools of commercial mortgages. The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future. These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable. If it is not recoverable, we record an impairment of the security.

Trading Securities

Trading securities consist of fixed maturity securities in designated portfolios, some of which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance agreements. Investment results for the portfolios that support Modco and CFW reinsurance agreements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance agreements. Trading securities are carried at fair value, and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance agreements are recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) as they occur.

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

Our policy for commercial mortgage loans is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent. Our policy for residential mortgage loans is to report loans that are 90 or more days past due, which equates to three or more payments missed, as delinquent. We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan. We resume accruing interest once a loan complies with all of its original terms or restructured terms. Mortgage loans deemed uncollectible are charged against the valuation allowance, and subsequent recoveries, if any, are credited to the valuation allowance.

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

For residential mortgage loans, our primary credit quality indicator is whether the loan is performing or nonperforming. We generally define nonperforming residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status. There is generally a higher risk of experiencing credit losses when a residential mortgage loan is nonperforming.

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

The carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on securities classified as fixed maturity AFS and certain derivatives and embedded derivatives. Amortization expense of DAC, VOBA, DSI and DFEL reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) reflecting the incremental effect of actual versus expected credit-related investment losses. These actual to expected amortization adjustments can create volatility from period to period in realized gain (loss).

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

Other Assets and Other Liabilities

Other assets consist primarily of DSI, specifically identifiable intangible assets, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, certain reinsurance assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, debt issuance costs associated with line-of-credit arrangements, operating lease right-of-use (“ROU”) assets, finance lease assets, certain financing arrangements and other prepaid expenses. Other liabilities consist primarily of current and deferred taxes, pension and other employee benefit liabilities, derivative instrument liabilities, certain reinsurance payables, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, interest on borrowed funds, long-term operating lease liabilities, finance lease liabilities, certain financing arrangements, deferred gain on business sold through reinsurance and other accrued expenses.

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

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income

(Loss).  Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations.  These assets are amortized on a straight-line basis over their useful life of 25 years. Specifically identifiable intangible assets also includes the value of customer relationships acquired (“VOCRA”) and value of distribution agreements (“VODA”) that were acquired through our business combination during 2018. The carrying values of VOCRA and VODA are amortized using a straight-line basis over their weighted average life of 20 years and 13 years, respectively. See Note 10 for more information regarding specifically identifiable intangible assets acquired.

Property and equipment owned for company use is carried at cost less allowances for depreciation.  Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets, which include buildings, computer hardware and software and other property and equipment.  Certain assets on our Consolidated Balance Sheets are related to finance leases and certain financing arrangements and are depreciated in a manner consistent with our current depreciation policy for owned assets. We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Effective January 1, 2019, we adopted ASU 2016-02, which resulted in a new measurement and recognition of our long-term operating leases on our Consolidated Balance Sheets. We lease office space and certain equipment under various long-term lease agreements. We determine if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate at the commencement date in determining the present value of future payments. The ROU asset is calculated using the lease liability carrying amount, plus or minus prepaid/accrued lease payments, minus the unamortized balance of lease incentives received, plus unamortized initial direct costs. Lease terms used to calculate our lease obligation include options when we are reasonably certain that we will exercise such options. Our lease agreements may contain both lease and non-lease components, which are accounted for separately. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Notes 2 and 14 for additional information.

Other liabilities includes a deferred gain on business sold through reinsurance attributable to our annuity reinsurance agreement with Athene Holding Ltd. (“Athene”) effective October 1, 2018. We are recognizing the gain related to this transaction over the period over which the majority of account values are expected to run off, or 20 years.

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

The liabilities for future contract benefits and claim reserves for UL and VUL insurance policies consist of contract account balances that are equal to deposits net of withdrawals, excluding surrender charges and fees, plus interest credited, and if applicable an additional reserve for other insurance benefit guarantees. The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.75% depending on the time of contract issue. The investment yield assumptions for immediate and deferred paid-up annuities range from 1.25% to 12.75%. These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2019 and 2018, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $51 million, $56 million and $57 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees. Asset-based fees, cost of insurance and contract administration charges are assessed on a daily or monthly basis and recognized as revenue as performance obligations are met, over the period underlying customer assets are owned or advisory services are provided. Wholesaling-related 12b-1 fees received from separate account fund sponsors as compensation for servicing the underlying mutual funds are recorded as revenues based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers. Net investment advisory fees related to asset management of certain separate account funds are recorded as revenues based on a contractual percentage of the customer’s managed assets over the period advisory services are provided. Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract by the contract holder in accordance with contractual terms. For investment and interest-sensitive life insurance contracts, the amounts collected from contract holders are considered deposits and are not included in revenue.

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

Net Investment Income

We earn investment income on the underlying general account investments supporting our fixed products less related expenses. Dividends and interest income, recorded in net investment income, are recognized when earned. Amortization of premiums and accretion of discounts on investments in debt securities are reflected in net investment income over the contractual terms of the investments in a manner that produces a constant effective yield.

For CLOs and MBS, included in the trading and fixed maturity AFS securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and a catch up adjustment is recorded in the current period.  In addition, the new effective yield, which reflects anticipated future payments, is used prospectively.  Any adjustments resulting from changes in effective yield are reflected in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

Realized Gain (Loss)

Realized gain (loss) includes realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of investments, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL. Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation.

Other Revenues

Other revenues consists primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account values, changes in the market value of our seed capital investments, and proceeds from reinsurance recaptures. The broker-dealer services primarily relate to our retail sales network and consist of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account values. Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements.

Interest Credited

We credit interest to our contract holder account balances based on the contractual terms supporting our products.

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

For any period where a net loss is experienced, shares used in the diluted EPS calculation represent basic shares, as the use of diluted shares would result in a lower loss per share.

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
ASU 2016-02, Leases and all related amendments

This standard establishes a new accounting model for leases. Lessees will recognize most leases on the balance sheet as a ROU asset and a related lease liability. The lease liability is measured as the present value of the lease payments over the lease term with the ROU asset measured at the lease liability amount and including adjustments for certain lease incentives and initial direct costs. Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP. This ASU permits a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption. Early adoption is permitted.

January 1, 2019

We adopted this standard and all related amendments, which resulted in the recognition of $207 million in ROU assets and $214 million in operating lease liabilities reported in other assets and other liabilities, respectively, on our Consolidated Balance Sheets as of January 1, 2019. Comparative periods continue to be measured and presented under historical guidance, and only the period of adoption is subject to this ASU. Also, on transition, we have elected not to reassess: 1) whether expired or existing contracts contain a lease under the new definition of a lease; 2) lease classification for expired or existing leases; and 3) whether previously capitalized initial direct costs would qualify for capitalization under this ASU. Additionally, there is not a significant difference in our pattern of lease expense recognition under this ASU, and there is no impact on cash flows. For more information, see Note 1.

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
ASU 2016-13, Measurement of Credit Losses on Financial Instruments and related amendments

These amendments adopt a new model in ASC Topic 326 to measure and recognize credit losses for most financial assets. The ASU requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected over the life of the asset using an allowance for credit losses. Changes in the allowance are charged to earnings. The measurement of expected credit losses is based on relevant information about past events, including historical experience, as well as current economic conditions and reasonable and supportable forecasts that affect the collectability of the financial asset. The method used to measure estimated credit losses for fixed maturity AFS securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those securities. The amendments will permit entities to recognize improvements in credit loss estimates on fixed maturity AFS securities by reducing the allowance account immediately through earnings. The amendments will be adopted through a cumulative effect adjustment to the beginning balance of retained earnings as of the first reporting period in which the amendments are effective. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.

January 1, 2020

The adoption of this standard and related amendments will result in the recognition of a cumulative effect adjustment that is not expected to be material to our retained earnings, to record allowances for credit losses as of the date of adoption, primarily related to commercial and residential mortgage loans, as well as reinsurance recoverables.

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

January 1, 2020

Our adoption of ASU 2016-13 and related amendments is discussed above. The adoption of the remainder of this guidance will not have a material impact on our consolidated financial condition and results of operations.

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

January 1, 2020

We will recognize a cumulative effect increase to retained earnings of approximately $14 million, after-tax, to elect the fair value option for certain mortgage loans in connection with our adoption of ASC Topic 326.

Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and DAC. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2022, and early adoption is permitted.

		January 1, 2022	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Acquisition

On May 1, 2018, we completed the acquisition from Liberty Mutual Insurance Company of 100% of the capital stock of Liberty Life, an operator of a group benefits business (the “Liberty Group Business”) and an individual life and individual and group annuity business (the “Liberty Life Business”). The acquisition expanded the scale and capabilities of the Group Protection business while further diversifying the Company’s sources of earnings.

In connection with the acquisition and pursuant to the Master Transaction Agreement (“MTA”), dated January 18, 2018, which is filed as Exhibit 2.1 to this Form 10-K, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents (including administrative services agreements and transition services agreements) with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company (together with Protective Life Insurance Company, “Protective”), providing for the reinsurance and administration of the Liberty Life Business.

We recognized $85 million of acquisition-related costs, pre-tax, for the year ended December 31, 2018. These costs were included in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

In the year following the May 1, 2018 acquisition date, we adjusted assets acquired by $(5) million and liabilities acquired by $23 million for an increase in goodwill of $28 million. Under the terms of the MTA, a final balance sheet will be agreed upon at a later date. The following table presents the adjusted fair values (in millions) of the net assets acquired related to the Liberty Group Business:

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

4. Variable Interest Entities

Consolidated VIEs

Reinsurance Related Notes

In July 2013, we formed a new limited liability company, Lincoln Financial Limited Liability Company I (“LFLLCI”), and we became the sole equity owner of LFLLCI through our capital contribution. The activities of LFLLCI relate solely to our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and are primarily to acquire, hold and issue notes with LRCVV as well as pay and collect interest on the notes. LFLLCI holds a surplus note issued by LRCVV that had an outstanding principal balance of $613 million as of December 31, 2019. LFLLCI issued a long-term note to LRCVV that has a principal balance that moves concurrently with any variability in the face amount of the surplus note LFLLCI received from LRCVV. We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.

Asset information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2019			As of December 31, 2018
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$613	$-	1	$600	$-
Total assets	1	$613	$-	1	$600	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018.

Unconsolidated VIEs

Reinsurance Related Notes

Effective September 30, 2014, we entered into a new transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments.  We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $925 million as of December 31, 2019, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.  The VIE has entered into a total return swap with an unaffiliated third party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. As of December 31, 2019, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

Effective November 1, 2019, we entered into a new transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $352 million as of December 31, 2019, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $500 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager. These structured securities include our ABS, RMBS, CMBS and CLOs. We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets. For information about these structured securities, see Note 5.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.9 billion and $1.7 billion as of December 31, 2019 and 2018, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $13 million and $20 million as of December 31, 2019 and 2018, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We receive returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits, which are recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss) and were $2 million and $1 million for the years ended December 31, 2019 and 2018, respectively.

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of December 31, 2019.

5. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses and OTTI and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,417	$9,479	$184	$(4)	$88,716
U.S. government bonds	384	51	-	-	435
State and municipal bonds	4,778	1,113	7	-	5,884
Foreign government bonds	329	64	-	-	393
RMBS	3,042	190	10	(19)	3,241
CMBS	1,038	45	1	(1)	1,083
ABS	4,810	62	18	(35)	4,889
Hybrid and redeemable preferred securities	497	82	20	-	559
Total fixed maturity AFS securities	$94,295	$11,086	$240	$(59)	$105,200

	As of December 31, 2018
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,623	$2,980	$2,263	$(8)	$80,348
U.S. government bonds	390	29	2	-	417
State and municipal bonds	4,647	716	18	-	5,345
Foreign government bonds	406	42	-	-	448
RMBS	3,308	118	67	(14)	3,373
CMBS	811	6	16	(3)	804
ABS	2,662	45	30	(19)	2,696
Hybrid and redeemable preferred securities	582	45	34	-	593
Total fixed maturity AFS securities	$92,429	$3,981	$2,430	$(44)	$94,024

(1)Includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2019, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,825	$2,811
Due after one year through five years	15,123	15,708
Due after five years through ten years	17,049	18,503
Due after ten years	50,408	58,965
Subtotal	85,405	95,987
Structured securities (RMBS, CMBS, ABS)	8,890	9,213
Total fixed maturity AFS securities	$94,295	$105,200

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of fixed maturity AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2019
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$2,935	$46	$1,406	$141	$4,341	$187
State and municipal bonds	333	7	18	-	351	7
RMBS	536	10	15	-	551	10
CMBS	48	1	4	-	52	1
ABS	1,792	8	303	10	2,095	18
Hybrid and redeemable
preferred securities	29	1	102	19	131	20
Total fixed maturity AFS securities	$5,673	$73	$1,848	$170	$7,521	$243

Total number of fixed maturity AFS securities in an unrealized loss position						895

	As of December 31, 2018
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity AFS securities:
Corporate bonds	$32,493	$1,530	$7,228	$735	$39,721	$2,265
U.S. government bonds	70	1	23	1	93	2
State and municipal bonds	404	8	96	10	500	18
RMBS	472	10	863	60	1,335	70
CMBS	470	11	82	5	552	16
ABS	1,241	23	246	17	1,487	40
Hybrid and redeemable
preferred securities	96	6	133	28	229	34
Total fixed maturity AFS securities	$35,246	$1,589	$8,671	$856	$43,917	$2,445

Total number of fixed maturity AFS securities in an unrealized loss position						3,414

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2019
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$15	$5	$-	7
Six months or greater, but less than nine months	10	3	-	4
Twelve months or greater	132	76	-	31
Total	$157	$84	$-	42

	As of December 31, 2018
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$395	$124	$1	45
Six months or greater, but less than nine months	96	49	-	11
Nine months or greater, but less than twelve months	11	8	-	2
Twelve months or greater	143	74	8	32
Total	$645	$255	$9	90

(1)We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI. Our gross unrealized losses, including the portion of OTTI recognized in OCI, on fixed maturity AFS securities decreased by $2.2 billion for the year ended December 31, 2019. As discussed further below, we believe the unrealized loss position as of December 31, 2019, did not represent OTTI as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities.

Based upon this evaluation as of December 31, 2019, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2019, the unrealized losses associated with our corporate bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost for each temporarily-impaired security.

As of December 31, 2019, the unrealized losses associated with our MBS and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each temporarily-impaired security.

As of December 31, 2019, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each temporarily-impaired security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$355	$378	$430
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	13	5	13
Credit losses on securities for which an
OTTI was previously recognized	3	2	7
Decreases attributable to:
Securities sold, paid down or matured	(160)	(30)	(72)
Balance as of end-of-year	$211	$355	$378

During 2019, 2018 and 2017, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security. The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Determination of Credit Losses on Corporate Bonds

As of December 31, 2019 and 2018, we reviewed our corporate bond portfolio for potential shortfalls in contractual principal and interest based on numerous subjective and objective inputs. The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near-term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk. As of December 31, 2019 and 2018, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of December 31, 2019 and 2018, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.2 billion and a fair value of $3.3 billion and $3.0 billion, respectively. Based upon the analysis discussed above, we believed as of December 31, 2019 and 2018, that we would recover the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

As of December 31, 2019 and 2018, default rates were projected by considering underlying MBS and ABS loan performance and collateral type. Projected default rates on existing delinquencies vary depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history. Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

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

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2019	2018
Fixed maturity securities:
Corporate bonds	$2,947	$1,639
U.S. government bonds	45	43
State and municipal bonds	17	16
Foreign government bonds	44	23
RMBS	170	79
CMBS	163	7
ABS	1,238	121
Hybrid and redeemable preferred securities	49	22
Total trading securities	$4,673	$1,950

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2019, 2018 and 2017, was $228 million, $(58) million and $7 million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2019			As of December 31, 2018
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$15,620	$659	$16,279	$13,029	$230	$13,259
30 to 59 days past due	3	27	30	-	9	9
60 to 89 days past due	-	10	10	-	1	1
90 or more days past due	-	16	16	-	-	-
Valuation allowance	-	(2)	(2)	-	-	-
Unamortized premium (discount)	(17)	23	6	(17)	8	(9)
Total carrying value	$15,606	$733	$16,339	$13,012	$248	$13,260

As of December 31, 2019, we had 38 residential mortgage loans that were either delinquent or in foreclosure. As of December 31, 2018, we had no loans that were either delinquent or in foreclosure.

For our commercial mortgage loans, there was one specifically identified impaired loan with a carrying value of less than $1 million as of December 31, 2019. There were no specifically identified impaired commercial mortgage loans as of December 31, 2018.

For our residential mortgage loans, there were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2019. There were no specifically identified impaired residential mortgage loans as of December 31, 2018. The general allowance established on residential mortgage loans was $2 million and less than $1 million as of December 31, 2019 and 2018, respectively.

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

The changes in the valuation allowance associated with impaired commercial mortgage loans on real estate (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Valuation Allowance
Balance as of beginning-of-year	$-	$3	$2
Additions	-	-	1
Charge-offs, net of recoveries	-	(3)	-
Balance as of end-of-year	$-	$-	$3

Additional information related to impaired commercial mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Average carrying value for impaired commercial
mortgage loans on real estate	$-	$5	$6
Interest income recognized on impaired commercial
mortgage loans on real estate	-	1	-
Interest income collected on impaired commercial
mortgage loans on real estate	-	1	-

As described in Note 1, we use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of December 31, 2019			As of December 31, 2018
			Debt-			Debt-
			Service			Service
	Carrying	% of	Coverage	Carrying	% of	Coverage
Loan-to-Value Ratio	Value	Total	Ratio	Value	Total	Ratio
Less than 65%	$14,206	91.0%	2.35	$11,716	90.1%	2.30
65% to 74%	1,399	9.0%	1.87	1,238	9.5%	1.76
75% to 100%	1	0.0%	1.09	58	0.4%	0.95
Total	$15,606	100.0%		$13,012	100.0%

As described in Note 1, we use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying	% of	Carrying	% of
Performance Indicator	Value	Total	Value	Total
Performing	$716	97.7%	$247	99.6%
Nonperforming	17	2.3%	1	0.4%
Total	$733	100.0%	$248	100.0%

Our commercial mortgage loan portfolio is geographically diversified with the largest concentrations in California, which accounted for 24% and 23% of commercial mortgage loans on real estate as of December 31, 2019 and 2018, respectively, and Texas, which accounted for 11% and 12% of commercial mortgage loans on real estate as of December 31, 2019 and 2018, respectively.

Our residential mortgage loan portfolio is geographically diversified with the largest concentrations in California, which accounted for 34% of residential mortgage loans on real estate as of December 31, 2019 and 2018, and Florida, which accounted for 20% and 19% of residential mortgage loans on real estate as of December 31, 2019 and 2018, respectively.

Alternative Investments

As of December 31, 2019 and 2018, alternative investments included investments in 258 and 237 different partnerships, respectively, and the portfolios represented approximately 1% of our total investments.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Fixed maturity AFS securities	$4,281	$4,209	$4,163
Equity AFS securities	-	-	12
Trading securities	191	84	94
Equity securities	4	4	-
Mortgage loans on real estate	629	496	440
Real estate	1	1	2
Policy loans	129	123	135
Invested cash	40	26	11
Commercial mortgage loan prepayment
and bond make-whole premiums	119	79	139
Alternative investments	22	222	165
Consent fees	8	4	6
Other investments	30	23	2
Investment income	5,454	5,271	5,169
Investment expense	(231)	(186)	(179)
Net investment income	$5,223	$5,085	$4,990

Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Fixed maturity AFS securities:
Gross gains	$45	$38	$19
Gross losses	(73)	(80)	(44)
Gross OTTI	(16)	(7)	(20)
Equity AFS securities:
Gross gains	-	-	6
Gain (loss) on other investments (1)	(16)	(13)	(12)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(13)	(22)	(21)
Total realized gain (loss) related to certain investments	(73)	(84)	(72)
Realized gain (loss) on the mark-to-market on certain
instruments (2)	(127)	4	(11)
Indexed annuity and IUL contracts net derivatives results: (3)
Gross gain (loss)	(80)	(51)	(22)
Associated amortization of DAC, VOBA, DSI and DFEL	2	12	(2)
Variable annuity net derivatives results: (4)
Gross gain (loss)	(389)	295	(71)
Associated amortization of DAC, VOBA, DSI and DFEL	57	(35)	8
Total realized gain (loss)	$(610)	$141	$(170)

(1)Includes market adjustments on equity securities still held of $(4) million and $(17) million for the years ended December 31, 2019 and 2018, respectively.

(2)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives and trading securities. See Notes 1 and 9 for information regarding Modco.

(3)Represents the net difference between the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

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

Details underlying write-downs taken as a result of OTTI that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities above and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
OTTI Recognized in Net Income (Loss)
Fixed maturity AFS securities:
Corporate bonds	$(14)	$(5)	$(13)
State and municipal bonds	-	-	(1)
RMBS	(1)	(1)	(2)
CMBS	-	-	(2)
ABS	(1)	(1)	(2)
Gross OTTI recognized in net income (loss)	(16)	(7)	(20)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	2
Net OTTI recognized in net income (loss)	$(15)	$(7)	$(18)

OTTI Recognized in OCI
Gross OTTI recognized in OCI	$16	$-	$-
Change in DAC, VOBA, DSI and DFEL	(1)	-	-
Net OTTI recognized in OCI	$15	$-	$-

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$1,388	$1,388	$637	$637
Securities pledged under securities lending agreements (2)	114	110	88	85
Securities pledged under repurchase agreements (3)	-	-	150	185
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (4)	3,580	5,480	3,930	5,923
Total payables for collateral on investments	$5,082	$6,978	$4,805	$6,830

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

(3)Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of December 31, 2019, we are not participating in any open repurchase agreements.

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
Collateral payable for derivative investments	$751	$(128)	$(129)
Securities pledged under securities lending agreements	26	(134)	6
Securities pledged under repurchase agreements	(150)	(380)	(5)
Investments pledged for FHLBI	(350)	1,030	(450)
Total increase (decrease) in payables for collateral on investments	$277	$388	$(578)

We have elected not to offset our securities lending and repurchase agreements transactions in our financial statements. The remaining contractual maturities of securities lending and repurchase agreements transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Total gross secured borrowings	$114	$-	$-	$-	$114

	As of December 31, 2018
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$88	$-	$-	$-	$88
Repurchase Agreements
Corporate bonds	-	-	-	150	150
Total gross secured borrowings	$88	$-	$-	$150	$238

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements which we are permitted to sell or re-pledge. As of December 31, 2019, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million. As of December 31, 2019, we have re-pledged $25 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of December 31, 2019, our investment commitments were $2.0 billion, which included $1.0 billion of LPs, $553 million of mortgage loans on real estate and $425 million of private placement securities.

Concentrations of Financial Instruments

As of December 31, 2019 and 2018, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion and $1.4 billion, respectively, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.0 billion and $1.3 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2019 and 2018, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.4 billion and $14.2 billion, respectively, or 12% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $16.3 billion and $14.5 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Call Options Based on the S&P 500 and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity products.

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the Standard & Poor's 500 Index (“S&P 500”) or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to 6 years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity products. Put options are contracts that require the seller to pay the buyer at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

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

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to 6 years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

Reinsurance Related Embedded Derivatives

We have certain Modco and coinsurance with funds withheld reinsurance agreements with embedded derivatives related to the withheld assets of the related funds. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2019			As of December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,387	$108	$245	$2,741	$70	$9
Foreign currency contracts (1)	2,874	191	51	2,326	167	39
Total cash flow hedges	5,261	299	296	5,067	237	48
Fair value hedges:
Interest rate contracts (1)	1,261	123	203	1,268	55	137
Non-Qualifying Hedges
Interest rate contracts (1)	112,921	1,082	219	100,628	464	138
Foreign currency contracts (1)	262	1	3	47	-	-
Equity market contracts (1)	43,555	1,442	664	30,487	676	162
Credit contracts (1)	55	-	-	-	-	-
Embedded derivatives:
GLB direct (2)	-	450	-	-	123	-
GLB ceded (2)	-	60	9	-	72	-
Reinsurance related (3)	-	-	327	-	-	3
Indexed annuity and IUL contracts (2) (4)	-	927	2,585	-	902	1,305
Total derivative instruments	$163,315	$4,384	$4,306	$137,497	$2,529	$1,793

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2019
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$11,341	$53,011	$20,948	$29,556	$1,713	$116,569
Foreign currency contracts (2)	218	383	961	1,473	101	3,136
Equity market contracts	27,594	7,992	3,762	13	4,194	43,555
Credit contracts	-	55	-	-	-	55
Total derivative instruments
with notional amounts	$39,153	$61,441	$25,671	$31,042	$6,008	$163,315

(1)As of December 31, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of December 31, 2019, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was February 26, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

As of December 31, 2019

Cumulative
Fair Value
Hedging
Adjustment
	Amortized	Included in
	Cost of the	the Amortized
	Hedged	Cost of the
	Assets (Liabilities)	Hedged Assets
	(Liabilities)	(Liabilities)
Line Items in which the Hedged Items are Recorded
Fixed maturity AFS securities, at fair value	$776	$202
Long-term debt (1)	(1,035)	(160)

(1)Includes $(118) million of unamortized adjustments from discontinued hedges as of December 31, 2019.

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$(29)	$49
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cumulative effect from adoption of
new accounting standard	-	(6)	-
Cash flow hedges:
Interest rate contracts	(201)	100	7
Foreign currency contracts	108	44	20
Change in foreign currency exchange rate adjustment	(52)	111	(137)
Change in DAC, VOBA, DSI and DFEL	(4)	(13)	2
Income tax benefit (expense)	31	(51)	38
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	3	4	4
Interest rate contracts (2)	(5)	(7)	(18)
Foreign currency contracts (1)	35	27	18
Foreign currency contracts (3)	9	-	9
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(2)	(1)
Income tax benefit (expense)	(9)	(5)	(4)
Balance as of end-of-period	$(11)	$139	$(29)

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

	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2019
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(610)	$5,223	$326

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	63	(93)
Derivatives designated as hedging instruments	-	(63)	93
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	3	(5)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	9	35	-

Non-Qualifying Hedges
Interest rate contracts	984	-	-
Foreign currency contracts	(1)	-	-
Equity market contracts	(137)	-	-
Embedded derivatives:
GLB	306	-	-
Reinsurance related	(324)	-	-
Indexed annuity and IUL contracts	(742)	-	-

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2018	2017
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$4	$4
Interest rate contracts (2)	(7)	(18)
Foreign currency contracts (1)	-	18
Foreign currency contracts (3)	27	9
Total cash flow hedges	24	13
Fair value hedges:
Interest rate contracts (1)	(14)	(23)
Interest rate contracts (2)	13	27
Interest rate contracts (3)	37	7
Total fair value hedges	36	11
Non-Qualifying Hedges
Interest rate contracts (3)	(150)	103
Foreign currency contracts (3)	5	-
Equity market contracts (3)	444	(1,427)
Equity market contracts (4)	(18)	29
Credit contracts (3)	-	1
Embedded derivatives:
GLB (3)	(692)	1,055
Reinsurance related (3)	54	10
Indexed annuity and IUL contracts (3)	81	(400)
Total derivative instruments	$(216)	$(605)

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

Gains (losses) recognized as a component of OCI (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended
	December 31,
	2018	2017
Offset to net investment income	$4	$22
Offset to realized gain (loss)	27	9
Offset to interest and debt expense	(7)	(18)

As of December 31, 2019, $34 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2019 and 2018, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of December 31, 2019, information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2024	(3)	(4)	BBB+	1	$1	$55

(1)Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.

(2)Broker quotes are used to determine the market value of our credit default swaps.

(3)Credit default swaps were entered into in order to hedge the liability exposure on certain variable annuity products.

(4)Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

As of December 31, 2018, we had no exposure related to credit default swaps for which we are the seller.

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	December 31,	December 31,
	2019	2018
Maximum potential payout	$55	$-
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$55	$-

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR. The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of December 31, 2019, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of December 31, 2019 or 2018.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2019		As of December 31, 2018
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$441	$(167)	$33	$(3)
A+	555	(339)	296	(96)
A	36	-	106	(56)
A-	355	(51)	4	-
BBB+	-	-	197	-
	$1,387	$(557)	$636	$(155)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,619	$1,437	$4,056
Gross amounts offset	(708)	-	(708)
Net amount of assets	1,911	1,437	3,348
Gross amounts not offset:
Cash collateral	(1,387)	-	(1,387)
Non-cash collateral	(242)	-	(242)
Net amount	$282	$1,437	$1,719

Financial Liabilities
Gross amount of recognized liabilities	$1,005	$2,921	$3,926
Gross amounts offset	(138)	-	(138)
Net amount of liabilities	867	2,921	3,788
Gross amounts not offset:
Cash collateral	(557)	-	(557)
Non-cash collateral	-	-	-
Net amount	$310	$2,921	$3,231

	As of December 31, 2018
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$1,330	$1,097	$2,427
Gross amounts offset	(223)	-	(223)
Net amount of assets	1,107	1,097	2,204
Gross amounts not offset:
Cash collateral	(636)	-	(636)
Non-cash collateral	(58)	-	(58)
Net amount	$413	$1,097	$1,510

Financial Liabilities
Gross amount of recognized liabilities	$784	$1,308	$2,092
Gross amounts offset	(103)	-	(103)
Net amount of liabilities	681	1,308	1,989
Gross amounts not offset:
Cash collateral	(155)	-	(155)
Non-cash collateral	(190)	-	(190)
Net amount	$336	$1,308	$1,644

7. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Current	$181	$91	$210
Deferred	(148)	153	(1,159)
Federal income tax expense (benefit)	$33	$244	$(949)

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Income (loss) before taxes	$919	$1,885	$1,130
Federal statutory rate	21%	21%	35%
Federal income tax expense (benefit) at federal statutory rate	193	396	396
Effect of:
Tax-preferred investment income (1)	(99)	(87)	(280)
Tax credits	(40)	(39)	(29)
Excess tax benefits from stock-based compensation	(9)	(5)	(12)
Goodwill impairment	-	-	316
Tax impact associated with the Tax Cuts and Jobs Act (2)	(17)	(19)	(1,322)
Other items	5	(2)	(18)
Federal income tax expense (benefit)	$33	$244	$(949)
Effective tax rate	4%	13%	-84%

(1)Relates primarily to separate account dividends eligible for the dividends-received deduction. As a result of the Tax Cuts and Jobs Act (the “Tax Act”), the recorded tax benefit for the separate account dividends-received deduction was substantially less in 2019 and 2018 as compared to 2017.

(2)As a result of the enactment of the Tax Act in 2017, we remeasured our existing deferred tax balances at the prevailing corporate federal income tax rate of 21% and recognized a $1.3 billion tax benefit. In 2018, we recognized a $27 million net tax benefit from the impact of the reduced federal statutory rate under the Tax Act on our adoption of an Internal Revenue Service pronouncement related to variable annuity contracts. In 2019, we recognized a $17 million net tax benefit from the impact of the reduced corporate tax rate under the Tax Act on our election to revalue policyholder tax reserves.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2019	2018
Current	$60	$(24)
Deferred	(2,443)	(1,158)
Total federal income tax asset (liability)	$(2,383)	$(1,182)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2019	2018
Deferred Tax Assets
Future contract benefits and other contract holder funds	$643	$649
Reinsurance related embedded derivative asset	69	1
Compensation and benefit plans	190	179
Intangibles	26	40
Net operating losses	216	264
Other	14	56
Total deferred tax assets	$1,158	$1,189
Deferred Tax Liabilities
DAC	$813	$1,339
VOBA	194	305
Net unrealized gain on fixed maturity AFS securities	2,308	338
Net unrealized gain on trading securities	72	27
Investment activity	109	332
Other	105	6
Total deferred tax liabilities	$3,601	$2,347
Net deferred tax asset (liability)	$(2,443)	$(1,158)

As of December 31, 2019, we have $1.0 billion of net operating losses to carry forward to future years. The net operating losses arose in tax year 2018, and under the Tax Act changes, have an unlimited carryforward period. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all of our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

As of December 31, 2019 and 2018, $48 million and $16 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate. We are not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year. A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2019	2018
Balance as of beginning-of-year	$16	$11
Increases for prior year tax positions	32	-
Increases for current year tax positions	-	5
Balance as of end-of-year	$48	$16

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2019, 2018 and 2017, we recognized no interest and penalty expense (benefit), and there was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2019 and 2018.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities. We are currently not under examination by the Internal Revenue Service; however, tax years 2016 and forward remain open under the applicable statute of limitations. We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

8. DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$9,448	$7,887	$8,243
Business acquired (sold) through reinsurance	-	(246)	-
Deferrals	1,902	1,600	1,348
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(950)	(951)	(965)
Unlocking	(489)	(115)	61
Adjustment related to realized (gains) losses	54	(47)	(12)
Adjustment related to unrealized (gains) losses	(2,613)	1,320	(788)
Balance as of end-of-year	$7,352	$9,448	$7,887

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$816	$516	$891
Business acquired (sold) through reinsurance	-	(11)	-
Business acquired	-	30	-
Deferrals	6	7	7
Amortization:
Amortization, excluding unlocking	(114)	(127)	(105)
Unlocking	140	(60)	(48)
Accretion of interest (1)	45	48	52
Adjustment related to realized (gains) losses	(1)	(2)	(1)
Adjustment related to unrealized (gains) losses	(550)	415	(280)
Balance as of end-of-year	$342	$816	$516

(1)The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2019, was as follows:

2020	$72
2021	66
2022	67
2023	65
2024	61

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$248	$238	$243
Business acquired (sold) through reinsurance	-	(21)	-
Deferrals	26	47	29
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(29)	(28)	(30)
Unlocking	(3)	-	(4)
Adjustment related to realized (gains) losses	2	(1)	(1)
Adjustment related to unrealized (gains) losses	(10)	13	1
Balance as of end-of-year	$234	$248	$238

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$2,769	$1,445	$1,874
Deferrals	1,095	875	755
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(544)	(482)	(396)
Unlocking	(426)	(53)	1
Adjustment related to realized (gains) losses	-	(20)	(14)
Adjustment related to unrealized (gains) losses	(2,244)	1,004	(775)
Balance as of end-of-year	$650	$2,769	$1,445

9. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re Life & Health America, Inc. (“Swiss Re”):

	For the Years Ended December 31,
	2019	2018	2017
Direct insurance premiums and fee income	$13,498	$12,041	$10,269
Reinsurance assumed	91	89	91
Reinsurance ceded	(1,579)	(1,543)	(1,485)
Total insurance premiums and fee income	$12,010	$10,587	$8,875

Direct insurance benefits	$9,574	$8,592	$6,770
Reinsurance recoveries netted against benefits	(1,694)	(1,806)	(1,610)
Total benefits	$7,880	$6,786	$5,160

Our insurance companies cede insurance to other companies. The portion of our life insurance and annuity risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers. We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management.

As of December 31, 2019, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured approximately 25% of the mortality risk on newly issued life insurance contracts in 2019.

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers. Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. The amounts recoverable from reinsurers were $17.1 billion and $17.7 billion as of December 31, 2019 and 2018, respectively.

Protective represents our largest reinsurance exposure following the sale of the Liberty Life Business as discussed in Note 3, which resulted in amounts recoverable from Protective of $11.8 billion and $12.1 billion as of December 31, 2019 and 2018, respectively. Protective has funded trusts, of which the balance in the trusts changes as a result of ongoing reinsurance activity, to support the business ceded, which totaled $14.7 billion and $13.7 billion as of December 31, 2019 and 2018, respectively.

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions. As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $1.3 billion and $1.5 billion as of December 31, 2019 and 2018, respectively. Swiss Re has funded a trust, with a balance of $2.7 billion as of December 31, 2019, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives as of December 31, 2019, included $164 million and $31 million, respectively, related to the business sold to Swiss Re.

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $6.6 billion and $7.5 billion as of December 31, 2019 and 2018, respectively, within other assets on our Consolidated Balance Sheets. We held investments of $6.9 billion as of December 31, 2019, in support of reserves associated with the transaction in a Modco investment portfolio. As of December 31, 2019, the portfolio included trading securities, fixed maturity AFS securities, commercial mortgage loans, derivative investments, other investments, cash, accrued investment income and equity securities that had carrying values of $3.5 billion, $2.3 billion, $698 million, $130 million, $94 million, $62 million, $57 million and $14 million, respectively. In addition, the portfolio was supported by $201 million of over-collateralization and a $200 million letter of credit as of December 31, 2019. As described in Note 1, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $30 million and $8 million of the gain during 2019 and 2018, respectively.

In repositioning the Modco investment portfolio, purchases of securities classified as trading during 2019 primarily resulted in negative cash flows from operating activities that were largely offset by sales of securities classified as fixed maturity AFS within investing activities in our Consolidated Statements of Cash Flows.

See “Realized Gain (Loss)” in Note 5 for information on reinsurance related embedded derivatives.

10. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2019
	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,188	(1,554)	-	-	634
Group Protection	688	-	(4)	-	684
Total goodwill	$3,936	$(2,154)	$(4)	$-	$1,778

	For the Year Ended December 31, 2018
	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,188	(1,554)	-	-	634
Group Protection	274	-	414	-	688
Total goodwill	$3,522	$(2,154)	$414	$-	$1,782

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

As of October 1, 2019 and 2018, we performed our annual quantitative goodwill impairment test for our reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2019		As of December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Retirement Plan Services:
Mutual fund contract rights (1)	$5	$-	$5	$-
Life Insurance:
Sales force	100	55	100	51
Group Protection:
VOCRA	576	25	576	5
VODA	31	2	31	-
Insurance licenses (1)	3	-	3	-
Total	$715	$82	$715	$56

(1)No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2019, was as follows:

2020	$37
2021	37
2022	37
2023	37
2024	37
Thereafter	440

11. Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2019 (1)	2018 (1)
Return of Net Deposits
Total account value	$101,601	$89,783
Net amount at risk (2)	71	1,002
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$92	$88
Net amount at risk (2)	13	18
Average attained age of contract holders	77 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,763	$23,365
Net amount at risk (2)	384	2,007
Average attained age of contract holders	71 years	71 years

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

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$161	$100	$110
Changes in reserves	(24)	77	8
Benefits paid	(20)	(16)	(18)
Balance as of end-of-year	$117	$161	$100

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2019	2018
Asset Type
Domestic equity	$64,093	$54,060
International equity	19,852	18,359
Fixed income	41,405	37,942
Total	$125,350	$110,361

Percent of total variable annuity separate account values	98%	99%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% and 35% of total life insurance in-force reserves as of December 31, 2019 and 2018, respectively. UL and VUL products with secondary guarantees represented 27%, 36% and 27% of total life insurance sales for the years ended December 31, 2019, 2018 and 2017, respectively.

12. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance as of beginning-of-year	$5,335	$2,222	$2,242
Reinsurance recoverable	143	57	69
Net balance as of beginning-of-year	5,192	2,165	2,173
Business acquired (1)	-	2,842	-
Incurred related to:
Current year	3,193	2,531	1,346
Prior years:
Interest	151	120	69
All other incurred (2)	(308)	(208)	(76)
Total incurred	3,036	2,443	1,339
Paid related to:
Current year	(1,518)	(1,197)	(798)
Prior years	(1,310)	(1,061)	(549)
Total paid	(2,828)	(2,258)	(1,347)
Net balance as of end-of-year	5,400	5,192	2,165
Reinsurance recoverable	152	143	57
Balance as of end-of-year	$5,552	$5,335	$2,222

(1)Represents acquired group life and disability reserves, net, as of May 1, 2018. See Note 3 for additional information.

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

13. Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2019	2018
Short-Term Debt
Current maturities of long-term debt	$300	$-
Total short-term debt	$300	$-

Long-Term Debt, Excluding Current Portion
Senior notes:
6.25% notes, due 2020 (1)	$-	$300
4.85% notes, due 2021 (1)	296	300
4.20% notes, due 2022 (1)	300	300
LIBOR + 100 bps loan, due 2023	-	200
4.00% notes, due 2023 (1)	500	500
LIBOR + 87.5 bps loan, due 2024	250	-
3.35% notes, due 2025 (1)	300	300
3.63% notes, due 2026 (1)	400	400
3.80% notes, due 2028 (1)	500	500
3.05% notes, due 2030 (1)	500	-
6.15% notes, due 2036 (1)	243	348
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
4.35% notes, due 2048 (1)	450	450
Total senior notes	4,614	4,473

Capital securities:
LIBOR + 236 bps, due 2066 (3)	722	722
LIBOR + 204 bps, due 2067 (3)	491	491
Total capital securities	1,213	1,213
Unamortized premiums (discounts)	(4)	(3)
Unamortized debt issuance costs	(34)	(33)
Unamortized adjustments from discontinued hedges	118	123
Fair value hedge on interest rate swap agreements	160	66
Total long-term debt	$6,067	$5,839

(1)We have the option to repurchase the outstanding notes by paying the greater of 100% of the principal amount of the notes to be redeemed or the make-whole amount (as defined in each note agreement), plus in each case any accrued and unpaid interest as of the date of redemption.

(2)Categorized as operating debt for leverage ratio calculations as the proceeds were primarily used as a long-term structured solution to reduce the strain on increasing statutory reserves associated with secondary guarantee UL and term policies.

(3)To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

Details underlying the recognition of a gain (loss) on the early extinguishment of debt (in millions) reported within interest expense on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Principal balance outstanding prior to payoff (1)	$109	$287	$-
Unamortized debt issuance costs and discounts	(1)	(1)	5
Amount paid to retire debt	(150)	(309)	-
Gain (loss) on early extinguishment of debt, pre-tax	$(42)	$(23)	$5

(1)During the third quarter of 2019, we repurchased $105 million of our 6.15% senior notes due 2036 and $4 million of our 4.85% senior notes due 2021. During the first quarter of 2018, we repurchased $287 million of our 8.75% senior notes due 2019.

Future principal payments due on long-term debt (in millions) as of December 31, 2019, were as follows:

2020	$300
2021	296
2022	300
2023	500
2024	250
Thereafter	4,481
Total	$6,127

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed-rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), and LOCs (in millions) were as follows:

		As of December 31, 2019
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	July 31, 2024	$2,250	$346
LOC facility (1)	August 26, 2031	990	965
LOC facility (1)	October 1, 2031	982	982
Total		$4,222	$2,293

(1)Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

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

Upon an event of default, the credit agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2019, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets. Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid. Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default. The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults. Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable. As of December 31, 2019, we were in compliance with all such covenants.

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

Certain Debt Covenants on Capital Securities

Our $1.2 billion in principal amount of capital securities outstanding contain certain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following trigger events exists as of the 30th day prior to an interest payment date (“determination date”):

•LNL’s risk-based capital (“RBC”) ratio is less than 175% (based on the most recent annual financial statement filed with the State of Indiana); or

•(i) The sum of our consolidated net income for the four trailing fiscal quarters ending on the quarter that is two quarters prior to the most recently completed quarter prior to the determination date is zero or negative; and (ii) our consolidated stockholders’ equity (excluding AOCI and any increase in stockholders’ equity resulting from the issuance of preferred stock during a quarter), or “adjusted stockholders’ equity,” as of (x) the most recently completed quarter and (y) the end of the quarter that is two quarters before the most recently completed quarter, has declined by 10% or more as compared to the quarter that is 10 fiscal quarters prior to the last completed quarter, or the “benchmark quarter.”

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price. We would have to utilize the ACSM until the trigger events no longer existed. Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities nor will a nonpayment of interest unless it lasts for 10 consecutive years, although such breaches may result in monetary damages to the holders of the capital securities. As of December 31, 2019, we were in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2019, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $90 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Commitments

Leases

We recognized operating lease ROU assets of $233 million and associated lease liabilities of $240 million as of December 31, 2019. We classified the operating lease ROU assets within other assets and the lease liabilities within other liabilities on our Consolidated Balance Sheets. The weighted-average discount rate and remaining lease term were 3.2% and 6 years, respectively, as of December 31, 2019. Operating lease expense for the years ended December 31, 2019, 2018 and 2017, was $54 million, $50 million and $43 million, respectively, and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2019, the net book value of assets recorded as finance leases was $128 million, and the associated accumulated amortization was $345 million. These transactions have been classified as other assets on our Consolidated Balance Sheets. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate and remaining lease term were 2.2% and 2 years, respectively, as of December 31, 2019.

Finance lease expense (in millions) was as follows:

For the Year Ended
December 31,
2019
Amortization of ROU assets (1)	$67
Interest on lease liabilities (2)	13
Total	$80

(1)Amortization of ROU assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

(2)Interest on lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

For the Year Ended
December 31,
2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56
Financing cash flows from finance leases	96

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$80

Our future minimum lease payments (in millions) under non-cancellable leases as of December 31, 2019, were as follows:

	Operating	Finance
	Leases	Leases
2020	$49	$56
2021	48	66
2022	44	66
2023	42	90
2024	28	17
Thereafter	67	12
Total future minimum lease payments	278	307
Less: Amount representing interest	38	26
Present value of minimum lease payments	$240	$281

As of December 31, 2019, we had no leases that had not yet commenced.

Vulnerability from Concentrations

As of December 31, 2019, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition. For information on our investment and reinsurance concentrations, see Notes 5 and 9, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(12) million and $(17) million as of December 31, 2019 and 2018, respectively.

15. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Common Stock
Balance as of beginning-of-year	205,862,760	218,090,114	226,335,105
Stock issued for exercise of warrants	258,633	212,670	344,901
Stock compensation/issued for benefit plans	942,318	800,325	1,793,234
Retirement/cancellation of shares	(10,395,179)	(13,240,349)	(10,383,126)
Balance as of end-of-year	196,668,532	205,862,760	218,090,114

Common Stock as of End-of-Year
Basic basis	196,668,532	205,862,760	218,090,114
Diluted basis	199,196,043	209,034,686	221,309,830

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Weighted-average shares, as used in basic calculation	200,608,737	215,936,448	222,128,687
Shares to cover exercise of outstanding warrants	58,765	568,602	761,353
Shares to cover non-vested stock	973,901	1,534,142	1,626,908
Average stock options outstanding during the year	1,507,049	1,739,029	2,360,372
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	(9,594)	(81,260)	(109,034)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(1,033,507)	(1,074,406)	(1,414,857)
Shares repurchasable from measured but
unrecognized stock option expense	(217)	(14,600)	(53,241)
Average deferred compensation shares	-	944,151	920,792
Weighted-average shares, as used in diluted calculation	202,105,134	219,552,106	226,220,980

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

As of December 31, 2019, we had no outstanding warrants. The remaining outstanding warrants issued in 2009, each representing the right to purchase one share of our common stock, expired on July 10, 2019.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$557	$3,486	$1,784
Cumulative effect from adoption of new accounting standards	-	674	-
Unrealized holding gains (losses) arising during the year	9,267	(6,274)	3,032
Change in foreign currency exchange rate adjustment	46	(107)	134
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(2,462)	1,748	(705)
Income tax benefit (expense)	(1,457)	981	(797)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(28)	(42)	(39)
Associated amortization of DAC, VOBA, DSI and DFEL	(12)	(20)	(20)
Income tax benefit (expense)	8	13	21
Balance as of end-of-year	$5,983	$557	$3,486
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$33	$44	$25
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	9	-
Gross OTTI recognized in OCI during the year	(16)	-	-
Change in DAC, VOBA, DSI and DFEL	1	-	-
Income tax benefit (expense)	3	-	-
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	31	(19)	34
Change in DAC, VOBA, DSI and DFEL	(1)	(6)	(5)
Income tax benefit (expense)	(6)	5	(10)
Balance as of end-of-year	$45	$33	$44
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$139	$(29)	$49
Cumulative effect from adoption of new accounting standard	-	(6)	-
Unrealized holding gains (losses) arising during the year	(93)	144	27
Change in foreign currency exchange rate adjustment	(52)	111	(137)
Change in DAC, VOBA, DSI and DFEL	(4)	(13)	2
Income tax benefit (expense)	31	(51)	38
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	42	24	13
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(2)	(1)
Income tax benefit (expense)	(9)	(5)	(4)
Balance as of end-of-year	$(11)	$139	$(29)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(23)	$(14)	$(27)
Foreign currency translation adjustment arising during the year	6	(9)	13
Balance as of end-of-year	$(17)	$(23)	$(14)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(299)	$(257)	$(265)
Cumulative effect from adoption of new accounting standard	-	(35)	-
Adjustment arising during the year	(20)	(12)	18
Income tax benefit (expense)	(8)	5	(10)
Balance as of end-of-year	$(327)	$(299)	$(257)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2019	2018	2017
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(28)	$(42)	$(39)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(12)	(20)	(20)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	(40)	(62)	(59)	operations before taxes
Income tax benefit (expense)	8	13	21	Federal income tax expense (benefit)
Reclassification, net of income tax	$(32)	$(49)	$(38)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$4	$8	$5	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	(1)	Total realized gain (loss)
Reclassification before income				Income (loss) from continuing
tax benefit (expense)	4	8	4	operations before taxes
Income tax benefit (expense)	(1)	(2)	(1)	Federal income tax expense (benefit)
Reclassification, net of income tax	$3	$6	$3	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$3	$4	$4	Net investment income
Interest rate contracts	(5)	(7)	(18)	Interest and debt expense
Foreign currency contracts	35	27	18	Net investment income
Foreign currency contracts	9	-	9	Total realized gain (loss)
Total gross reclassifications	42	24	13
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(2)	(1)	Commissions and other expenses
Reclassifications before income				Income (loss) from continuing
tax benefit (expense)	41	22	12	operations before taxes
Income tax benefit (expense)	(9)	(5)	(4)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$32	$17	$8	Net income (loss)

16. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Commissions	$2,549	$2,256	$1,986
General and administrative expenses	2,210	1,953	1,766
Expenses associated with reserve financing and unrelated LOCs	88	84	87
DAC and VOBA deferrals and interest, net of amortization	(540)	(402)	(350)
Broker-dealer expenses	481	465	438
Specifically identifiable intangible asset amortization	26	9	4
Taxes, licenses and fees	343	313	245
Acquisition and integration costs related to mergers and acquisitions	130	85	-
Total	$5,287	$4,763	$4,176

17. Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain U.S. defined benefit pension plans in which certain U.S. employees and agents are participants, and a U.K. plan we retained after the sale of the Lincoln UK business. Our defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits. We comply with the minimum funding requirements in both the U.S. and the U.K. In accordance with such practice, we were not required to make contributions but elected to contribute $2 million and $8 million for the years ended December 31, 2019 and 2018, respectively. We do not expect to be required to make any contributions to these pension plans in 2020.

We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired employees and agents. Total net periodic cost (recovery) for these plans was $8 million, $(2) million and $(3) million during 2019, 2018 and 2017, respectively. In 2020, we expect the plans to make benefit payments of approximately $110 million.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2019	2018	2019	2018

			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$1,520	$1,356	$69	$64
Projected benefit obligation	1,646	1,477	78	74
Funded status	$(126)	$(121)	$(9)	$(10)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$12	$52	$-	$-
Other liabilities	(138)	(173)	(9)	(10)
Net amount recognized	$(126)	$(121)	$(9)	$(10)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	3.14%	4.14%	3.50%	4.50%
Net periodic benefit cost:
Weighted-average discount rate	4.10%	3.75%	4.50%	4.00%
Expected return on plan assets	6.48%	6.46%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2019, and projected benefit obligation cash flows. The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation. We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2019	2018

Fixed maturity securities:
Corporate bonds	$274	$249
U.S. government bonds	280	252
Foreign government bonds	67	216
State and municipal bonds	29	28
Common and preferred stock	599	485
Bulk annuity insurance policy	165	-
Cash and invested cash	106	125
Other investments	69	65
Total	$1,589	$1,420

See “Fair Value Measurement” in Note 1 for discussion on how we categorize our pension plans’ assets into the three-level fair value hierarchy. See “Financial Instruments Carried at Fair Value” in Note 20 for a summary of our fair value measurement of our pension plans’ assets by the three-level fair value hierarchy.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible employees and agents. We administer these plans in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986. For the years ended December 31, 2019, 2018 and 2017, expenses for these plans were $104 million, $93 million and $88 million, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former employees, agents and non-employee directors. The results of certain notional investment options within some of the plans are hedged by total return swaps. Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options. Participants of certain plans are able to select our stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans. For the years ended December 31, 2019, 2018 and 2017, expenses for these plans were $28 million, $4 million and $35 million, respectively. For further discussion of total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2019	2018
Total liabilities (1)	$645	$547
Investments dedicated to fund liabilities (2)	202	170

(1)Reported in other liabilities on our Consolidated Balance Sheets.

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

Total compensation expense (in millions) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Stock options	$8	$5	$10
Performance shares	17	15	13
SARs	-	(1)	2
RSUs	37	32	25
Total	$62	$51	$50

Recognized tax benefit	$13	$11	$18

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$9	0.9	$9	1.1	$9	1.4
Performance shares	15	1.3	14	0.9	12	1.2
SARs	-	3.4	-	2.7	2	3.2
RSUs	42	1.4	50	1.2	32	1.1
Total unrecognized stock-based
incentive compensation expense	$66		$73		$55

Stock Options

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Weighted-average fair value per option granted	$13.23	$18.74	$18.27
Assumptions:
Dividend yield	2.8%	2.1%	2.0%
Expected volatility	26.9%	27.2%	31.5%
Risk-free interest rate	2.1-2.5%	2.5-2.9%	1.7-2.1%
Expected life (in years)	5.8	5.8	5.5

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

Generally, stock options have a maximum contractual term of ten years and vest ratably over a three year period based solely on a service condition. Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2018	2,354,016	$53.11
Granted – original	678,882	63.01
Exercised (includes shares tendered)	(84,271)	33.32
Forfeited or expired	(53,971)	71.16
Outstanding as of December 31, 2019	2,894,656	$55.67	6.61	$25

Vested or expected to vest as of December 31, 2019 (1)	2,671,151	$54.52	6.47	$25

Exercisable as of December 31, 2019	1,865,223	$48.94	5.48	$25

(1)Includes estimated forfeitures.

The total fair value of stock options with service conditions that vested during the years ended December 31, 2019, 2018 and 2017 was $7 million, $6 million and $6 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2019, 2018 and 2017, was $3 million, $11 million and $23 million, respectively.

We award to certain agents stock options that have a maximum contractual term of five years and generally vest ratably over a two year period depending on the satisfaction of the performance conditions. Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2018	228,836	$59.43
Granted – original	35,878	61.80
Exercised (includes shares tendered)	(41,898)	50.78
Forfeited or expired	(13,712)	65.59
Outstanding as of December 31, 2019	209,104	$61.17	2.07	$1

Vested or expected to vest as of December 31, 2019 (1)	198,345	$60.89	1.96	$1

Exercisable as of December 31, 2019	187,585	$60.58	1.85	$1

(1)Includes estimated forfeitures.

The total fair value of stock options with performance conditions that vested during the years ended December 31, 2019, 2018 and 2017, was $1 million, $1 million and $2 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2019, 2018 and 2017, was less than $1 million, $2 million and $12 million, respectively.

Performance Shares

LNC performance shares vest, if at all, on the third anniversary of the grant date; depending on the achievement level of performance measures pre-determined by the Compensation Committee for the three year performance period, payout could range from zero to 200% of the target award.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2018	546,225	$59.46
Granted	202,484	66.89
Vested	(258,384)	31.22
Forfeited	(19,254)	80.53
Nonvested as of December 31, 2019	471,071	$77.29

SARs

Under our incentive compensation plan, we issue SARs to certain planners and advisers who have full-time contracts with us. The SARs under this plan are rights on our stock that are cash settled and become exercisable in increments of 25% over the four year period following the SARs grant date. SARs are granted with an exercise price equal to the fair market value of our stock at the date of grant and, unless cancelled earlier due to certain terminations of employment, expire five years from the date of grant. Generally, such SARs are transferable only upon death.

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss). The SARs liability as of December 31, 2019 and 2018, was $1 million and $1 million, respectively, and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Weighted-average fair value per SAR granted	$13.93	$19.09	$20.06
Assumptions:
Dividend yield	2.4%	1.6%	1.5%
Expected volatility	28.3%	27.0%	34.4%
Risk-free interest rate	2.5%	2.8%	2.2%
Expected life (in years)	5.0	5.0	5.0

The assumptions above are the same as those discussed for options above, except the dividend yield is based on the current dividend rate at the date of grant, expected volatility is based on the implied volatility of exchange-traded securities and the expected life represents the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2018	130,007	$54.88
Granted – original	23,604	61.80
Exercised (includes shares tendered)	(39,863)	48.69
Forfeited or expired	(9,317)	60.75
Outstanding as of December 31, 2019	104,431	$58.17	2.14	$-

Vested or expected to vest as of December 31, 2019 (1)	102,944	$58.20	2.12	$-

Exercisable as of December 31, 2019	71,375	$55.26	1.56	$-

(1)Includes estimated forfeitures.

The payment for SARs exercised was $1 million, $1 million and $3 million during the years ended December 31, 2019, 2018 and 2017, respectively.

RSUs

LNC RSUs generally cliff-vest on the third anniversary of the grant date, based solely on a service condition. Information with respect to our RSUs was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2018	1,692,876	$60.02
Granted	621,134	62.88
Vested	(680,494)	38.40
Forfeited	(82,387)	70.51
Outstanding as of December 31, 2019	1,551,129	$70.09

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities: LNL, LLANY, LLACB, FPP, Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont V, Lincoln Reinsurance Company of Vermont VI and Lincoln Reinsurance Company of Vermont VII.

	As of December 31,
	2019	2018
U.S. capital and surplus	$8,564	$8,510

	For the Years Ended December 31,
	2019	2018	2017
U.S. net gain (loss) from operations, after-tax	$409	$692	$1,329
U.S. net income (loss)	388	1,019	1,468
U.S. dividends to LNC holding company	600	925	974

Comparison of 2019 to 2018

Statutory net income (loss) decreased due primarily to lower dividends from affiliates, unfavorable reserve strain on certain products, and integration costs incurred as part of the acquisition of Liberty Life. See Note 3 for information regarding the acquisition.

Comparison of 2018 to 2017

Statutory net income (loss) decreased due primarily to lower dividends from affiliates, acquisition and integration costs incurred as part of the acquisition of Liberty Life and unfavorable reserve strain on certain products.

State Prescribed and Permitted Practices

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP. These prescribed practices are the use of continuous Commissioners’ Annuity Reserve Valuation Method in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York. The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP. One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2019 and 2018. Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2019. Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance treaties with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2019. These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”) or are compliant under AG48 requirements.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2019	2018

State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$24	$36
Conservative valuation rate on certain annuities	(49)	(55)
Vermont Subsidiaries Permitted Practices (1)
Lesser of LOC and XXX additional reserve as surplus	1,947	1,959
LLC notes and variable value surplus notes	1,648	1,634
Excess of loss reinsurance treaties	419	330

(1)These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of AG48 or are compliant under AG48 requirements.

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake. As of December 31, 2019, the consolidated RBC ratio for LNC’s statutory insurance companies was in excess of four times the aforementioned company action level RBC.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiaries, LLANY, a New York-domiciled insurance company, and LLACB, a New Hampshire-domiciled company, are bound by similar restrictions, under the laws of New York and New Hampshire, respectively. Under both New York and New Hampshire law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains. We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $845 million in 2020 without prior approval from the respective Commissioner of Insurance.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

20. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$105,200	$105,200	$94,024	$94,024
Trading securities	4,673	4,673	1,950	1,950
Equity securities	103	103	99	99
Mortgage loans on real estate	16,339	16,872	13,260	13,092
Derivative investments (1)	1,911	1,911	1,107	1,107
Other investments	2,983	2,983	2,255	2,255
Cash and invested cash	2,563	2,563	2,345	2,345
Other assets:
GLB direct embedded derivatives	450	450	123	123
GLB ceded embedded derivatives	60	60	72	72
Indexed annuity ceded embedded derivatives	927	927	902	902
Separate account assets	153,566	153,566	132,833	132,833

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(2,585)	(2,585)	(1,305)	(1,305)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,900)	(1,900)	(542)	(542)
Account values of certain investment contracts	(38,639)	(46,822)	(34,535)	(36,358)
Short-term debt	(300)	(304)	-	-
Long-term debt	(6,067)	(6,217)	(5,839)	(5,604)
Reinsurance related embedded derivatives	(327)	(327)	(3)	(3)
Other liabilities:
Derivative liabilities (1)	(349)	(349)	(160)	(160)
GLB ceded embedded derivatives	(9)	(9)	-	-

Benefit Plans’ Assets (2)	1,589	1,589	1,420	1,420

(1)We have master netting agreements with each of our derivative counterparties, which allow for the netting of our derivative asset and liability positions by counterparty.

(2)Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for information regarding our benefit plans.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of December 31, 2019 and 2018, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 or 2018, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2019
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$84,435	$4,281	$88,716
U.S. government bonds	424	6	5	435
State and municipal bonds	-	5,884	-	5,884
Foreign government bonds	-	303	90	393
RMBS	-	3,230	11	3,241
CMBS	-	1,082	1	1,083
ABS	-	4,621	268	4,889
Hybrid and redeemable preferred securities	77	404	78	559
Trading securities	50	3,957	666	4,673
Equity securities	25	48	30	103
Derivative investments (1)	-	1,212	1,735	2,947
Cash and invested cash	-	2,563	-	2,563
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	-	-	60	60
Indexed annuity ceded embedded derivatives	-	-	927	927
Separate account assets	639	152,916	-	153,555
Total assets	$1,215	$260,661	$8,602	$270,478

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(2,585)	$(2,585)
Reinsurance related embedded derivatives	-	(327)	-	(327)
Other liabilities:
Derivative liabilities (1)	-	(518)	(867)	(1,385)
GLB ceded embedded derivatives	-	-	(9)	(9)
Total liabilities	$-	$(845)	$(3,461)	$(4,306)

Benefit Plans’ Assets	$195	$1,394	$-	$1,589

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

	For the Year Ended December 31, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,269	$3	$180	$878	$(49)	$4,281
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	109	-	6	(25)	-	90
RMBS	7	-	-	21	(17)	11
CMBS	2	1	-	5	(7)	1
ABS	134	-	1	619	(486)	268
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	17	-	850	(268)	666
Equity securities	25	(12)	-	17	-	30
Derivative investments	534	10	163	161	-	868
Other assets: (6)
GLB direct embedded derivatives	123	327	-	-	-	450
GLB ceded embedded derivatives	72	(12)	-	-	-	60
Indexed annuity ceded embedded derivatives	902	158	-	(133)	-	927
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,305)	(900)	-	(380)	-	(2,585)
Other liabilities – GLB ceded embedded
derivatives (6)	-	(9)	-	-	-	(9)
Total, net	$4,014	$(417)	$353	$2,013	$(822)	$5,141

	For the Year Ended December 31, 2018
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net (2)	Net (3)(4)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$3,091	$10	$(199)	$429	$(62)	$3,269
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	110	-	(1)	-	-	109
RMBS	12	-	-	7	(12)	7
CMBS	6	-	-	35	(39)	2
ABS	118	-	(1)	223	(206)	134
Hybrid and redeemable
preferred securities	76	-	(1)	-	-	75
Equity AFS securities	162	-	-	-	(162)	-
Trading securities	49	(5)	-	30	(7)	67
Equity securities	-	(1)	-	-	26	25
Derivative investments	30	170	(69)	403	-	534
Other assets: (6)
GLB direct embedded derivatives	903	(780)	-	-	-	123
GLB ceded embedded derivatives	51	21	-	-	-	72
Indexed annuity ceded embedded derivatives	11	(117)	-	1,008	-	902
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,418)	198	-	(85)	-	(1,305)
Other liabilities – GLB ceded embedded
derivatives (6)	(67)	67	-	-	-	-
Total, net	$3,139	$(437)	$(271)	$2,045	$(462)	$4,014

	For the Year Ended December 31, 2017
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (3)	Value
Investments: (5)
Fixed maturity AFS securities:
Corporate bonds	$2,405	$19	$198	$99	$370	$3,091
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	111	-	(1)	-	-	110
RMBS	3	-	-	20	(11)	12
CMBS	7	-	1	54	(56)	6
ABS	101	-	(1)	124	(106)	118
State and municipal bonds	-	(1)	-	-	1	-
Hybrid and redeemable
preferred securities	76	-	15	(1)	(14)	76
Equity AFS securities	177	1	(2)	(13)	(1)	162
Trading securities	65	3	8	(26)	(1)	49
Derivative investments	(93)	(27)	129	21	-	30
Other assets: (6)
GLB direct embedded derivatives	-	903	-	-	-	903
GLB ceded embedded derivatives	203	(152)	-	-	-	51
Indexed annuity ceded embedded derivatives	-	-	-	11	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (6)	(1,139)	(400)	-	121	-	(1,418)
Other liabilities: (6)
GLB direct embedded derivatives	(371)	371	-	-	-	-
GLB ceded embedded derivatives	-	(67)	-	-	-	(67)
Total, net	$1,545	$650	$347	$410	$187	$3,139

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).

(2)Issuances, sales, maturities, settlements, calls, net, includes financial instruments acquired in the Liberty Life transaction as follows: corporate bonds of $67 million and ABS of $17 million.

(3)Transfers into or out of Level 3 for fixed maturity AFS and trading securities are reported at amortized cost as of the beginning-of-year. For fixed maturity AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior years.

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,170	$(28)	$(78)	$(156)	$(30)	$878
Foreign government bonds	-	-	(25)	-	-	(25)
RMBS	21	-	-	-	-	21
CMBS	7	-	-	(2)	-	5
ABS	646	(8)	-	(19)	-	619
Trading securities	872	-	-	(22)	-	850
Equity securities	50	(33)	-	-	-	17
Derivative investments	555	(63)	(331)	-	-	161
Other assets – indexed annuity ceded
embedded derivatives	56	-	-	(189)	-	(133)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(591)	-	-	211	-	(380)
Total, net	$2,786	$(132)	$(434)	$(177)	$(30)	$2,013

	For the Year Ended December 31, 2018
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$947	$(161)	$(3)	$(277)	$(77)	$429
U.S. government bonds	-	(5)	-	-	-	(5)
RMBS	7	-	-	-	-	7
CMBS	39	-	-	(4)	-	35
ABS	240	(17)	-	-	-	223
Trading securities	54	(24)	-	-	-	30
Equity securities	1	(1)	-	-	-	-
Derivative investments	365	464	(426)	-	-	403
Other assets – indexed annuity ceded
embedded derivatives	1,030	-	-	(22)	-	1,008
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(284)	-	-	199	-	(85)
Total, net	$2,399	$256	$(429)	$(104)	$(77)	$2,045

	For the Year Ended December 31, 2017
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$747	$(200)	$(98)	$(206)	$(144)	$99
RMBS	20	-	-	-	-	20
CMBS	55	-	-	(1)	-	54
ABS	124	-	-	-	-	124
Hybrid and redeemable preferred
securities	-	-	-	(1)	-	(1)
Equity AFS securities	18	(31)	-	-	-	(13)
Trading securities	2	(27)	-	(1)	-	(26)
Derivative investments	197	234	(410)	-	-	21
Other assets – indexed annuity ceded
embedded derivatives	11	-	-	-	-	11
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(71)	-	-	192	-	121
Total, net	$1,103	$(24)	$(508)	$(17)	$(144)	$410

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2019	2018	2017
GLB	$1,015	$(75)	$1,904
Derivative investments	168	90	(266)
Embedded derivatives:
Indexed annuity and IUL contracts	(97)	(38)	(14)
Total, net (1)	$1,086	$(23)	$1,628

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2019
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$173	$(222)	$(49)
U.S. government bonds	5	-	5
RMBS	-	(17)	(17)
CMBS	-	(7)	(7)
ABS	9	(495)	(486)
Trading securities	5	(273)	(268)
Total, net	$192	$(1,014)	$(822)

	For the Year Ended December 31, 2018
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$78	$(140)	$(62)
RMBS	-	(12)	(12)
CMBS	1	(40)	(39)
ABS	-	(206)	(206)
Equity AFS securities	-	(162)	(162)
Trading securities	-	(7)	(7)
Equity securities	26	-	26
Total, net	$105	$(567)	$(462)

	For the Year Ended December 31, 2017
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$458	$(88)	$370
U.S. government bonds	5	-	5
RMBS	-	(11)	(11)
CMBS	3	(59)	(56)
ABS	46	(152)	(106)
State and municipal bonds	2	(1)	1
Hybrid and redeemable preferred securities	-	(14)	(14)
Equity AFS securities	-	(1)	(1)
Trading securities	4	(5)	(1)
Total, net	$518	$(331)	$187

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the years ended December 31, 2019, 2018 and 2017 transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available. In 2018, transfers into or out of Level 3 also included FHLB stock between equity securities and other investments at cost on our Consolidated Balance Sheets.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2019:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading
securities:
Corporate bonds	$3,006	Discounted cash flow	Liquidity/duration adjustment (1)	0.1%	-	6.4%
Foreign government bonds	52	Discounted cash flow	Liquidity/duration adjustment (1)	2.1%	-	2.5%
ABS	23	Discounted cash flow	Liquidity/duration adjustment (1)	3.0%	-	3.0%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (1)	1.4%	-	1.4%

Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (1)	4.5%	-	5.2%
Other assets:
GLB direct and ceded
embedded derivatives	510	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.27%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%

Indexed annuity ceded
embedded derivatives	927	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Liabilities
Future contract benefits – indexed
annuity and IUL contracts
embedded derivatives	$(2,585)	Discounted cash flow	Lapse rate (2)	1%	-	9%
			Mortality rate (6)			(8)
Other liabilities – GLB direct
embedded derivatives	(9)	Discounted cash flow	Long-term lapse rate (2)	1%	-	30%
			Utilization of guaranteed withdrawals (3)	85%	-	100%
			Claims utilization factor (4)	60%	-	100%
			Premiums utilization factor (4)	80%	-	115%
			NPR (5)	0.01%	-	0.27%
			Mortality rate (6)			(8)
			Volatility (7)	1%	-	28%

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

▪Changes in the fair value of the embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value (“indexed annuity forward-starting option”); and

▪Changes in the fair value of equity securities;

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Operating revenues:
Annuities	$4,600	$4,383	$4,378
Retirement Plan Services	1,200	1,178	1,165
Life Insurance	7,438	6,922	6,558
Group Protection	4,588	3,757	2,201
Other Operations	220	235	287
Excluded realized gain (loss), pre-tax	(794)	(46)	(336)
Amortization of deferred gain arising from reserve changes
on business sold through reinsurance, pre-tax	-	-	1
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	6	(5)	3
Total revenues	$17,258	$16,424	$14,257

	For the Years Ended December 31,
	2019	2018	2017
Net Income (Loss)
Income (loss) from operations:
Annuities	$954	$1,102	$1,074
Retirement Plan Services	172	171	149
Life Insurance	259	645	536
Group Protection	238	187	103
Other Operations	(268)	(225)	(108)
Excluded realized gain (loss), after-tax	(627)	(37)	(218)
Gain (loss) on early extinguishment of debt, after-tax	(33)	(18)	(3)
Benefit ratio unlocking, after-tax	277	(136)	129
Net impact from the Tax Cuts and Jobs Act	17	19	1,322
Impairment of intangibles, after-tax	-	-	(905)
Acquisition and integration costs related to mergers and acquisitions, after-tax	(103)	(67)	-
Net income (loss)	$886	$1,641	$2,079

Other segment information (in millions) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net Investment Income
Annuities	$1,140	$1,005	$1,038
Retirement Plan Services	924	899	899
Life Insurance	2,658	2,697	2,643
Group Protection	307	260	168
Other Operations	194	224	242
Total net investment income	$5,223	$5,085	$4,990

	For the Years Ended December 31,
	2019	2018	2017
Amortization of DAC and VOBA, Net of Interest
Annuities	$408	$410	$401
Retirement Plan Services	26	28	27
Life Insurance	779	711	469
Group Protection	111	92	79
Total amortization of DAC and VOBA, net of interest	$1,324	$1,241	$976

	For the Years Ended December 31,
	2019	2018	2017
Federal Income Tax Expense (Benefit)
Annuities	$139	$183	$199
Retirement Plan Services	23	29	55
Life Insurance	47	147	244
Group Protection	63	50	55
Other Operations	(92)	(77)	(130)
Excluded realized gain (loss)	(167)	(9)	(118)
Gain (loss) on early extinguishment of debt	(9)	(5)	(2)
Benefit ratio unlocking	74	(36)	70
Net impact from the Tax Cuts and Jobs Act	(17)	(19)	(1,322)
Acquisition and integration costs related to
mergers and acquisitions	(28)	(19)	-
Total federal income tax expense (benefit)	$33	$244	$(949)

	As of December 31,
	2019	2018
Assets
Annuities	$167,443	$145,458
Retirement Plan Services	40,184	35,736
Life Insurance	92,561	81,533
Group Protection	9,467	8,495
Other Operations	25,106	26,925
Total assets	$334,761	$298,147

22. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Interest paid	$281	$281	$248
Income taxes paid (received)	260	90	170
Significant non-cash investing and financing transactions:
Reduction of other investments in connection with
the expiration of a repurchase agreement	(150)	-	-
Investments received in financing transactions	-	263	-

23. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019
Total revenues	$3,965	$4,310	$4,638	$4,344
Total expenses	3,697	3,889	4,888	3,863
Net income (loss)	252	363	(161)	431
Earnings (loss) per common share – basic:
Net income (loss)	1.23	1.80	(0.81)	2.18
Earnings (loss) per common share – diluted:
Net income (loss)	1.22	1.79	(0.83)	2.15

2018
Total revenues	$3,609	$4,020	$4,264	$4,531
Total expenses	3,174	3,569	3,732	4,064
Net income (loss)	367	385	490	399
Earnings (loss) per common share – basic:
Net income (loss)	1.68	1.76	2.27	1.89
Earnings (loss) per common share – diluted:
Net income (loss)	1.64	1.70	2.24	1.80

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

(c)Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On and effective February 20, 2020, the Company’s Board of Directors (the "Board"), upon the recommendation of the Corporate Governance Committee of the Board, approved an amendment to the Amended and Restated Bylaws of the Company (the "Bylaws"), to modify the language in Article II, Section 1 of the Bylaws to decrease the number of authorized board members from eleven to ten. The foregoing is a summary of the amendment to the Bylaws and is qualified by the Amended and Restated Bylaws effective February 20, 2020, a copy of which is included as Exhibit 3.2 to this Form 10-K and is incorporated into this Item 9B by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Information About our Executive Officers.” Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “GOVERNANCE OF THE COMPANY – Board Committees – Current Committee Membership and Meetings Held During 2019,” “GOVERNANCE OF THE COMPANY – Board Committees – Audit Committee,” “AGENDA ITEM 1 – Election of Directors” and “GENERAL INFORMATION – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 11, 2020.

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

Item 11. Executive Compensation

Information for this item is incorporated by reference to the sections captioned “COMPENSATION OF OUTSIDE DIRECTORS,” “COMPENSATION DISCUSSION & ANALYSIS,” “EXECUTIVE COMPENSATION TABLES” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 11, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the sections captioned “SECURITY OWNERSHIP” and “Equity Compensation Plan Information” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 11, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED-PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 11, 2020.

Item 14. Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “AGENDA ITEM 2 – RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 11, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 189, which is incorporated herein by reference.

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

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 14, 2017.

3.2	Amended and Restated Bylaws of LNC (effective February 20, 2020) are filed herewith.

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

4.9	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.10	Form of 6.15% Senior Notes due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.11	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.12	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.13	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.

4.14	Form of 7.00% Senior Notes due 2040 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.15	Form of 4.85% Senior Notes due 2021 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.

4.16	Form of 4.20% Senior Notes due 2022 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 29, 2012.

4.17	Form of 4.00% Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.

4.18	Form of 3.350% Senior Notes due 2025is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 10, 2015.

4.19	Form of 3.625% Senior Notes due 2026 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 12, 2016.

4.20	Form of 4.00% Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File no. 1-6028) filed with the SEC on February 12, 2018.

4.21	Form of 3.800% Senior Notes due 2028 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.22	Form of 4.350% Senior Notes due 2048 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.23	Form of 3.050% Senior Notes due 2030 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 19, 2019.

4.24	Description of Securities Registered Pursuant to Section 12 of the Exchange Act is filed herewith.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

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

10.5	2019 Non-Employee Director Fees are incorporated by reference to Exhibit 10.5 to LNC’s Form 10-K (File No 1-6028) for the year ended December 31, 2018.*

10.6	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.7

The Severance Plan for Officers of LNC (Amended and Restated effective as of February 27, 2019) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2019.*

10.8	Amendment No 1. to the Severance Plan for Officers of LNC, effective January 1, 2020, is filed herewith.*

10.9	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.10	LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective January 1, 2020, is filed herewith.*

10.11	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.12

Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.13	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.14

Amendment No. 1 to the LNC Executives’ Severance Benefit Plan (effective November 9, 2011) is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2011.*

10.15	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.16

LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008, is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.17	Form of Indemnification between LNC and each director is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.18	Form of Non-Qualified Stock Option Award Agreement is incorporated by Reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.19

Amendment #1 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.28 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.20

Amendment #2 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.29 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.21

Form of Restricted Stock Unit Award Agreement for 2015 under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.22

Form of Nonqualified Stock Option Agreement under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.23

Form of Restricted Stock Unit Award Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2016.*

10.24

Form of Nonqualified Stock Option Award Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2017.*

10.25

Form of Performance Cycle Agreement for Senior Management Committee (Other than CEO) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2016.*

10.26

LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.27

Transition and Separation Letter, dated December 2, 2018, between LNC and Kirkland L. Hicks is incorporated by reference to Exhibit 10.31 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2018.*

10.28

Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the SEC upon request.

10.29

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.30

Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.31

Credit Agreement, dated as of July 31, 2019, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, Bank of America, N.A. as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 31, 2019.

21	Subsidiaries List.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

LINCOLN NATIONAL CORPORATION

Dated: February 20, 2020	By:	/s/ Randal J. Freitag
Randal J. Freitag
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2020.

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

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” on page 41 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2019
		Fair	Carrying
Type of Investment	Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$384	$435	$435
Foreign government bonds	329	393	393
State and municipal bonds	4,778	5,884	5,884
Public utilities	13,533	15,374	15,374
All other corporate bonds	65,884	73,342	73,342
Mortgage-backed and asset-backed securities	8,890	9,213	9,213
Hybrid and redeemable preferred securities	497	559	559
Total fixed maturity available-for-sale securities	94,295	105,200	105,200

Equity Securities
Common stocks:
Public utilities	5	4	4
Banks, trusts and insurance companies	35	35	35
Industrial, miscellaneous and all other	35	26	26
Non-redeemable preferred securities	48	38	38
Total equity securities	123	103	103

Trading securities	4,330	4,673	4,673
Mortgage loans on real estate	16,339	16,872	16,339
Real estate	11	N/A	11
Policy loans	2,477	N/A	2,477
Derivative investments (2)	755	1,911	1,911
Other investments	2,983	2,983	2,983
Total investments	$121,313		$133,697

(1)Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

(2)Derivative investment assets were offset by $349 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As of December 31,
	2019	2018

ASSETS
Investments in subsidiaries (1)	$24,029	$18,251
Derivative investments	-	92
Other investments	382	90
Cash and invested cash	577	420
Loans and accrued interest to subsidiaries (1)	2,446	2,376
Other assets	28	59
Total assets	$27,462	$21,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common dividends payable	$79	$76
Derivative investments liability	110	-
Short-term debt	300	-
Long-term debt	6,067	5,839
Loans from subsidiaries (1)	844	553
Payables for collateral on investments	6	21
Other liabilities	367	449
Total liabilities	7,773	6,938

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized	5,162	5,392
Retained earnings	8,854	8,551
Accumulated other comprehensive income (loss)	5,673	407
Total stockholders’ equity	19,689	14,350
Total liabilities and stockholders’ equity	$27,462	$21,288

(1)Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Dividends from subsidiaries (1)	$830	$1,025	$1,069
Interest from subsidiaries (1)	158	148	133
Net investment income	11	7	2
Realized gain (loss)	2	3	(3)
Total revenues	1,001	1,183	1,201
Expenses
Operating and administrative expenses	51	18	40
Interest – subsidiaries (1)	48	34	21
Interest – other	311	288	247
Total expenses	410	340	308
Income (loss) before federal income taxes, equity in income (loss) of
subsidiaries, less dividends	591	843	893
Federal income tax expense (benefit)	(52)	(42)	(20)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	643	885	913
Equity in income (loss) of subsidiaries, less dividends	243	756	1,166
Net income (loss)	886	1,641	2,079
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	5,288	(3,449)	1,643
Foreign currency translation adjustment	6	(9)	13
Funded status of employee benefit plans	(28)	(7)	8
Total other comprehensive income (loss), net of tax	5,266	(3,465)	1,664
Comprehensive income (loss)	$6,152	$(1,824)	$3,743

(1)Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$886	$1,641	$2,079
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Equity in (income) loss of subsidiaries greater than distributions (1)	(243)	(756)	(1,166)
Realized (gain) loss	(2)	(3)	3
Change in federal income tax accruals	24	15	107
Other	106	(27)	20
Net cash provided by (used in) operating activities	771	870	1,043

Cash Flows from Investing Activities
Capital contribution to subsidiaries (1)	(50)	(502)	(60)
Net change in collateral on investments, derivatives and related settlements	(279)	89	(42)
Net cash provided by (used in) investing activities	(329)	(413)	(102)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(308)	(537)	-
Issuance of long-term debt, net of issuance costs	744	1,094	-
Payment related to early extinguishment of debt	(42)	(23)	-
Increase (decrease) in loans from subsidiaries, net (1)	264	52	(230)
Increase (decrease) in loans to subsidiaries, net (1)	(70)	(48)	239
Common stock issued for benefit plans	(20)	(6)	46
Repurchase of common stock	(550)	(900)	(725)
Dividends paid to common stockholders	(303)	(289)	(262)
Net cash provided by (used in) financing activities	(285)	(657)	(932)
Net increase (decrease) in cash, invested cash and restricted cash	157	(200)	9
Cash, invested cash and restricted cash as of beginning-of-year	420	620	611
Cash, invested cash and restricted cash as of end-of-year	$577	$420	$620

(1) Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2019
Annuities	$3,790	$3,862	$-	$29,493	$502
Retirement Plan Services	176	9	-	20,553	-
Life Insurance	3,519	16,249	-	39,941	885
Group Protection	209	5,601	-	194	4,113
Other Operations	-	10,699	-	7,837	13
Total	$7,694	$36,420	$-	$98,018	$5,513

	As of or For the Year Ended December 31, 2018
Annuities	$3,660	$3,509	$-	$23,493	$390
Retirement Plan Services	243	8	-	19,761	-
Life Insurance	6,151	13,139	-	40,997	817
Group Protection	210	5,396	-	197	3,383
Other Operations	-	12,596	-	6,785	11
Total	$10,264	$34,648	$-	$91,233	$4,601

	As of or For the Year Ended December 31, 2017
Annuities	$3,583	$1,943	$-	$21,713	$475
Retirement Plan Services	194	4	-	18,719	-
Life Insurance	4,446	12,658	-	39,459	773
Group Protection	180	2,262	-	161	1,998
Other Operations	-	6,020	-	157	10
Total	$8,403	$22,887	$-	$80,209	$3,256

(1)Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2019
Annuities	$1,140	$1,248	$452	$1,463	$-
Retirement Plan Services	924	587	26	392	-
Life Insurance	2,658	5,616	779	737	-
Group Protection	307	3,041	111	1,134	-
Other Operations	194	168	-	626	-
Total	$5,223	$10,660	$1,368	$4,352	$-

	As of or For the Year Ended December 31, 2018
Annuities	$1,005	$1,465	$373	$1,428	$-
Retirement Plan Services	899	557	28	393	-
Life Insurance	2,697	4,759	711	660	-
Group Protection	260	2,460	92	967	-
Other Operations	224	162	-	507	-
Total	$5,085	$9,403	$1,204	$3,955	$-

	As of or For the Year Ended December 31, 2017
Annuities	$1,038	$1,084	$430	$1,397	$-
Retirement Plan Services	899	538	27	396	-
Life Insurance	2,643	4,593	468	721	-
Group Protection	168	1,353	79	611	-
Other Operations	242	182	-	343	-
Total	$4,990	$7,750	$1,004	$3,468	$-

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2019
Individual life insurance in-force (1)	$1,524,977	$628,654	$7,611	$903,934	0.8%
Premiums:
Life insurance and annuities (2)	10,725	1,545	82	9,262	0.9%
Accident and health insurance	2,773	34	9	2,748	0.3%
Total premiums	$13,498	$1,579	$91	$12,010

	As of or For the Year Ended December 31, 2018
Individual life insurance in-force (1)	$1,420,500	$667,900	$8,700	$761,300	1.1%
Premiums:
Life insurance and annuities (2)	9,742	1,509	81	8,314	1.0%
Accident and health insurance	2,299	34	8	2,273	0.4%
Total premiums	$12,041	$1,543	$89	$10,587

	As of or For the Year Ended December 31, 2017
Individual life insurance in-force (1)	$1,075,600	$286,600	$9,500	$798,500	1.2%
Premiums:
Life insurance and annuities (2)	8,949	1,465	80	7,564	1.1%
Accident and health insurance	1,320	20	11	1,311	0.8%
Total premiums	$10,269	$1,485	$91	$8,875

(1)Includes Group Protection segment and Other Operations in-force amounts.

(2)Includes insurance fees on universal life and other interest-sensitive products.