Form 10-Q
period 2020-03-31
LINCOLN NATIONAL CORP
filed 2020-05-07
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

 OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 1-6028

_________________

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

_________________

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor-Chester Road, Suite A305, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2020, there were 193,224,445 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2020 – $96,217; 2019 – $94,295; allowance for credit losses: 2020 – $20; 2019 – $0)	$102,606	$105,200
Trading securities	4,019	4,673
Equity securities	83	103
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2020 – $765; 2019 – $0)	16,791	16,339
Policy loans	2,571	2,477
Derivative investments	4,417	1,911
Other investments	4,765	2,994
Total investments	135,252	133,697
Cash and invested cash	6,202	2,563
Deferred acquisition costs and value of business acquired	9,212	7,694
Premiums and fees receivable	562	465
Accrued investment income	1,185	1,148
Reinsurance recoverables, net of allowance for credit losses	16,923	17,144
Reinsurance related embedded derivatives	137	-
Funds withheld reinsurance assets	535	536
Goodwill	1,778	1,778
Other assets	16,246	16,170
Separate account assets	130,617	153,566
Total assets	$318,649	$334,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$37,100	$36,420
Other contract holder funds	99,508	98,018
Short-term debt	-	300
Long-term debt	6,748	6,067
Reinsurance related embedded derivatives	-	327
Funds withheld reinsurance liabilities	1,843	1,810
Payables for collateral on investments	8,434	5,082
Other liabilities	17,824	13,482
Separate account liabilities	130,617	153,566
Total liabilities	302,074	315,072

Contingencies and Commitments (See Note 11)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 193,208,244 and 196,668,532 shares
issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	5,071	5,162
Retained earnings	8,500	8,854
Accumulated other comprehensive income (loss)	3,004	5,673
Total stockholders’ equity	16,575	19,689
Total liabilities and stockholders’ equity	$318,649	$334,761

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2020	2019
Revenues
Insurance premiums	$1,373	$1,446
Fee income	1,539	1,475
Net investment income	1,375	1,251
Realized gain (loss):
Total other-than-temporary impairment losses on securities	-	(23)
Portion of loss recognized in other comprehensive income	-	15
Net other-than-temporary impairment losses on securities recognized in earnings	-	(8)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(24)	(354)
Total realized gain (loss)	(24)	(362)
Amortization of deferred gain on business sold through reinsurance	11	8
Other revenues	151	147
Total revenues	4,425	3,965
Expenses
Interest credited	725	678
Benefits	2,501	1,757
Commissions and other expenses	1,085	1,176
Interest and debt expense	68	71
Strategic digitization expense	12	15
Total expenses	4,391	3,697
Income (loss) before taxes	34	268
Federal income tax expense (benefit)	(18)	16
Net income (loss)	52	252
Other comprehensive income (loss), net of tax	(2,669)	2,046
Comprehensive income (loss)	$(2,617)	$2,298

Net Income (Loss) Per Common Share
Basic	$0.27	$1.23
Diluted	0.15	1.22

Cash Dividends Declared Per Common Share	$0.40	$0.37

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2020	2019

Common Stock
Balance as of beginning-of-year	$5,162	$5,392
Stock compensation/issued for benefit plans	9	(5)
Retirement of common stock/cancellation of shares	(100)	(102)
Balance as of end-of-period	5,071	5,285

Retained Earnings
Balance as of beginning-of-year	8,854	8,551
Cumulative effect from adoption of new accounting standards	(203)	-
Net income (loss)	52	252
Retirement of common stock	(125)	(48)
Common stock dividends declared	(78)	(76)
Balance as of end-of-period	8,500	8,679

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	5,673	407
Other comprehensive income (loss), net of tax	(2,669)	2,046
Balance as of end-of-period	3,004	2,453
Total stockholders’ equity as of end-of-period	$16,575	$16,417

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$52	$252
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	24	362
Trading securities purchases, sales and maturities, net	235	(1,209)
Amortization of deferred gain on business sold through reinsurance	(11)	(8)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(169)	(70)
Premiums and fees receivable	(97)	(37)
Accrued investment income	(37)	(65)
Future contract benefits and other contract holder funds	1,389	(348)
Reinsurance related assets and liabilities	(653)	(299)
Accrued expenses	(317)	(56)
Federal income tax accruals	(18)	16
Other	57	131
Net cash provided by (used in) operating activities	455	(1,331)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,590)	(4,404)
Sales of available-for-sale securities and equity securities	395	2,381
Maturities of available-for-sale securities	1,317	1,456
Purchases of alternative investments	(79)	(174)
Sales and repayments of alternative investments	55	32
Issuance of mortgage loans on real estate	(839)	(1,103)
Repayment and maturities of mortgage loans on real estate	227	242
Issuance (repayment) of policy loans, net	(94)	11
Net change in collateral on investments, derivatives and related settlements	3,411	488
Other	(61)	(62)
Net cash provided by (used in) investing activities	742	(1,133)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-
Issuance of long-term debt, net of issuance costs	499	-
Deposits of fixed account values, including the fixed portion of variable	3,917	4,042
Withdrawals of fixed account values, including the fixed portion of variable	(1,684)	(1,570)
Transfers to and from separate accounts, net	323	(507)
Common stock issued for benefit plans	(9)	(26)
Repurchase of common stock	(225)	(150)
Dividends paid to common stockholders	(79)	(77)
Net cash provided by (used in) financing activities	2,442	1,712
Net increase (decrease) in cash, invested cash and restricted cash	3,639	(752)
Cash, invested cash and restricted cash as of beginning-of-year	2,563	2,345
Cash, invested cash and restricted cash as of end-of-period	$6,202	$1,593

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments. See Note 15 for additional details. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2019 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, especially when considering the risks and uncertainties associated with the coronavirus, or COVID-19, pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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
ASU 2016-13, Measurement of Credit Losses on Financial Instruments and related amendments

These amendments adopt a new model in Accounting Standards CodificationTM (“ASC”) Topic 326 to measure and recognize credit losses for most financial assets. The ASU requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected over the life of the asset using an allowance for credit losses. Changes in the allowance are charged to earnings. The measurement of expected credit losses is based on relevant information about past events, including historical experience, as well as current economic conditions and reasonable and supportable forecasts that affect the collectability of the financial asset. The method used to measure estimated credit losses for fixed maturity available-for-sale (“AFS”) securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those securities. The amendments permit entities to recognize improvements in credit loss estimates on fixed maturity AFS securities by reducing the allowance account immediately through earnings. The amendments are adopted through a cumulative effect adjustment to the beginning balance of retained earnings as of the first reporting period in which the amendments are effective. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.

January 1, 2020

The adoption of this standard and related amendments resulted in the recognition of a cumulative effect decrease of $218 million, net of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), deferred front-end loads (“DFEL”) and changes in other contract holder funds, after-tax, to retained earnings. The overall adjustment recorded our allowance for credit losses (“ACL”) as of the date of adoption, primarily related to commercial and residential mortgage loans, as well as reinsurance recoverables. Upon adoption of the standard, the concept of other-than-temporary impairment (“OTTI”) no longer exists; however, our prior period presentation herein is reflective of OTTI recorded in those periods.

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

January 1, 2020

Our adoption of ASU 2016-13 and related amendments is discussed above. The adoption of the remainder of this guidance did not have a material impact on our consolidated financial condition and results of operations.

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

January 1, 2020

We recognized a cumulative effect increase to retained earnings of $15 million, after-tax, by electing the fair value option for certain mortgage loans in connection with our adoption of ASC Topic 326.

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
ASU 2020-04, Reference Rate Reform (Topic 848)

The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. Additionally, changes to the critical terms of a hedging relationship affected by reference rate reform will not require entities to de-designate the relationship if certain requirements are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Early adoption was permitted at the time of issuance.

		Not yet determined	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2020			As of December 31, 2019
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$596	$-	1	$613	$-

As of March 31, 2020, and December 31, 2019, there were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager. These structured securities include our asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”). We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets. For information about these structured securities, see Note 4.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.0 billion and $1.9 billion as of March 31, 2020, and December 31, 2019, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $11 million and $13 million as of March 31, 2020, and December 31, 2019, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the three months ended March 31, 2020 and 2019, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of March 31, 2020.

4. Investments

Fixed Maturity AFS Securities

In 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses, ACL and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of March 31, 2020
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	ACL	Value
Fixed maturity AFS securities:
Corporate bonds	$80,785	$7,031	$1,999	$20	$85,797
U.S. government bonds	380	102	-	-	482
State and municipal bonds	4,797	1,123	14	-	5,906
Foreign government bonds	329	63	3	-	389
RMBS	3,014	277	20	-	3,271
CMBS	1,089	39	9	-	1,119
ABS	5,259	59	232	-	5,086
Hybrid and redeemable preferred securities	564	51	59	-	556
Total fixed maturity AFS securities	$96,217	$8,745	$2,336	$20	$102,606

The amortized cost, gross unrealized gains, losses, OTTI and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,417	$9,479	$184	$(4)	$88,716
U.S. government bonds	384	51	-	-	435
State and municipal bonds	4,778	1,113	7	-	5,884
Foreign government bonds	329	64	-	-	393
RMBS	3,042	190	10	(19)	3,241
CMBS	1,038	45	1	(1)	1,083
ABS	4,810	62	18	(35)	4,889
Hybrid and redeemable preferred securities	497	82	20	-	559
Total fixed maturity AFS securities	$94,295	$11,086	$240	$(59)	$105,200

(1)Prior to the adoption of ASU 2016-13, we recognized the OTTI attributed to noncredit factors as a separate component in other comprehensive income (loss) (“OCI”) referred to as unrealized OTTI on fixed maturity AFS securities. This includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2020, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,008	$2,980
Due after one year through five years	14,806	14,836
Due after five years through ten years	17,319	17,804
Due after ten years	51,722	57,510
Subtotal	86,855	93,130
Structured securities (RMBS, CMBS, ABS)	9,362	9,476
Total fixed maturity AFS securities	$96,217	$102,606

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$21,648	$1,745	$828	$254	$22,476	$1,999
State and municipal bonds	364	14	-	-	364	14
Foreign government bonds	27	3	-	-	27	3
RMBS	352	19	5	1	357	20
CMBS	250	9	2	-	252	9
ABS	4,160	196	255	36	4,415	232
Hybrid and redeemable
preferred securities	178	22	78	37	256	59
Total fixed maturity AFS securities	$26,979	$2,008	$1,168	$328	$28,147	$2,336

Total number of fixed maturity AFS securities in an unrealized loss position						2,724

(1)We recognized $22 million of gross unrealized losses in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

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

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$1,528	$803	185
Twelve months or greater	50	60	23
Total	$1,578	$863	208

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

Our gross unrealized losses on fixed maturity AFS securities increased by $2.1 billion for the three months ended March 31, 2020. As discussed further below, we believe the unrealized loss position as of March 31, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2020, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

The disruption in the financial markets related to the coronavirus, or COVID-19, pandemic in the first quarter of 2020 caused credit spreads to widen since December 31, 2019, resulting in an increase in our gross unrealized losses.

As of March 31, 2020, the unrealized losses associated with our corporate, state and municipal and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2020, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2020, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Evaluation for Credit Loss Impairment

We regularly review our fixed maturity AFS securities (also referred to as “debt securities”) for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit loss.

For our fixed maturity AFS securities, we generally consider the following to determine whether our debt securities with unrealized losses are credit impaired:

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

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an impairment has occurred and the amortized cost is written down to current fair value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an impairment has occurred, and an allowance for credit losses is recorded, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). The remainder of the decline to fair value related to factors other than credit loss is recorded in OCI to unrealized losses on fixed maturity AFS securities on our Consolidated Statements of Stockholders’ Equity, as this amount is considered a non-credit impairment.

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

Calculation of Credit Impairment

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

•The extent to which the fair value has been less than amortized cost;

•Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•Failure, if any, of the issuer of the security to make scheduled payments; and

•Recoveries or additional declines in fair value subsequent to the balance sheet date.

In periods subsequent to the recognition of a credit loss impairment through an ACL, we continue to reassess the expected cash flows of the fixed maturity AFS security at each subsequent measurement date as necessary. If the measurement of credit loss changes, we recognize a provision for (or reversal of) credit loss expense through realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), limited by the amount that amortized cost exceeds fair value. Losses are charged against the ACL when management believes the uncollectibility of a fixed maturity AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest on fixed maturity AFS securities is written off when deemed uncollectible.

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

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2020, and December 31, 2019, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2020, and December 31, 2019, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.9 billion and $3.2 billion, respectively, and a fair value of $3.5 billion and $3.3 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2020, and December 31, 2019, we would have recovered the amortized cost of each corporate bond.

Determination of Credit Losses on MBS and ABS

Each quarter, we review the cash flows for the MBS portfolio, including current credit enhancements and trends in the underlying collateral performance, to determine whether or not they are sufficient to provide for the recovery of our amortized cost. To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•Discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover;

•Level of borrower creditworthiness of the home equity loans or residential mortgages that back an RMBS or commercial mortgages that back a CMBS;

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

When evaluating MBS and mortgage-related ABS, we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security requires an ACL. The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods. We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include the credit characteristics of borrowers, geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Second lien loans are assigned 100% severity, if defaulted. For first lien loans, we assume a minimum of 30% severity, with higher severity assumed for investor properties and further adjusted by housing price assumptions. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for a credit loss by comparing the expected cash flows to amortized cost. To the extent that the security has already been impaired through a recognized ACL or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no ACL is required. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, and the security was not purchased at a discount greater than the expected principal loss, then an impairment through an ACL is recognized.

We further monitor the cash flows of all of our fixed maturity AFS securities backed by mortgages on an ongoing basis. We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS and on a significant percentage of our fixed maturity AFS securities backed by pools of commercial mortgages. The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future. These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable. If it is not recoverable, we record an impairment through an ACL for the security.

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions) for the three months ended March 31, 2020, aggregated by investment category, were as follows:

	Corporate
	Bonds	RMBS	ABS	Other	Total
Balance as of beginning-of-year	$-	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	20	-	-	-	20
Additions from purchases of PCD debt securities (1)	-	-	-	-	-
Balance as of end-of-period (2)	$20	$-	$-	$-	$20

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of March 31, 2020, and was excluded from the estimate of credit losses.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

For the Three
Months Ended
March 31,
2019
Balance as of beginning-of-year	$355
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	6
Credit losses on securities for which an
OTTI was previously recognized	2
Decreases attributable to:
Securities sold, paid down or matured	(4)
Balance as of end-of-period	$359

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowances for credit losses. We carry certain commercial mortgage loans at fair value where the fair value option has been elected. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

Our policy for commercial mortgage loans is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent. Our policy for residential mortgage loans is to report loans that are 90 or more days past due, which equates to three or more payments missed, as delinquent. We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan. We resume accruing interest once a loan complies with all of its original terms or restructured terms. Mortgage loans deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are likewise credited to the allowance for credit losses. Accrued interest on mortgage loans is written off when deemed uncollectible.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2020			As of December 31, 2019
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,168	$707	$16,875	$15,620	$659	$16,279
30 to 59 days past due	-	16	16	3	27	30
60 to 89 days past due	-	4	4	-	10	10
90 or more days past due	-	23	23	-	16	16
Allowance for credit losses	(126)	(35)	(161)	-	(2)	(2)
Unamortized premium (discount)	(16)	24	8	(17)	23	6
Mark-to-market gains (losses) (1)	26	-	26	-	-	-
Total carrying value	$16,052	$739	$16,791	$15,606	$733	$16,339

(1)Represents the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 24% of commercial mortgage loans on real estate as of March 31, 2020, and December 31, 2019, and Texas, which accounted for 11% of commercial mortgage loans on real estate as of March 31, 2020, and December 31, 2019.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 34% of residential mortgage loans on real estate as of March 31, 2020, and December 31, 2019, and Florida, which accounted for 18% and 20% of residential mortgage loans on real estate as of March 31, 2020, and December 31, 2019, respectively.

As of March 31, 2020, and December 31, 2019, we had 44 and 38 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

Evaluation for Credit Losses on Mortgage Loans on Real Estate

In connection with our recognition of an allowance for credit losses for mortgage loans on real estate, we perform a quantitative analysis using a probability of default/loss given default/exposure at default approach to estimate expected credit losses in our mortgage loan portfolio as well as unfunded commitments related to commercial mortgage loans, exclusive of certain mortgage loans held at fair value. Our model estimates expected credit losses over the contractual terms of the loans, which are the periods over which we are exposed to credit risk, adjusted for expected prepayments. Credit loss estimates are segmented by commercial mortgage loans, residential mortgage loans, and unfunded commitments related to commercial mortgage loans.

The allowance for credit losses for pooled loans of similar risk (i.e., commercial and residential mortgage loans) is estimated using relevant historical credit loss information adjusted for current conditions and reasonable and supportable forecasts of future conditions. Historical credit loss experience provides the basis for the estimation of expected credit losses with adjustments for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term lengths as well as adjustments for changes in environmental conditions, such as unemployment rates, property values, or other factors that management deems relevant. We apply probability weights to the positive, base and adverse scenarios we use. For periods beyond our reasonable and supportable forecast, we use implicit mean reversion over the remaining life of the recoverable, meaning our model will inherently revert to the baseline scenario as the baseline is representative of the historical average over a longer period of time.

Allowances for credit losses are maintained at a level we believe is adequate to absorb current expected lifetime credit losses. Our periodic evaluation of the adequacy of the allowances for credit losses is based on historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, reasonable and supportable forecasts about the future and other relevant factors.

Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement. When we determine that a loan is impaired, a specific allowance for credit losses is established for the excess carrying value of the loan over its estimated value. The loan’s estimated value is based on: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the loan’s collateral.

Mortgage loans on real estate are presented net of the allowance for credit losses on our Consolidated Balance Sheets. Changes in the allowance are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). Mortgage loans on real estate deemed uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

Determination of Credit Losses on Commercial Mortgage Loans on Real Estate

Our commercial loan portfolio is primarily comprised of long-term loans secured by existing commercial real estate. We believe all of the commercial loans in our portfolio share three primary risks: borrower credit worthiness; sustainability of the cash flow of the property; and market risk; therefore, our methods of monitoring and assessing credit risk are consistent for our entire portfolio.

For our commercial mortgage loan portfolio, trends in market vacancy and rental rates are incorporated into the analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we review each loan individually in our commercial mortgage loan portfolio on an annual basis to identify emerging risks. We focus on properties that experienced a reduction in debt-service coverage or that have significant exposure to tenants with deteriorating credit profiles. Where warranted, we establish or increase an allowance for credit losses for a specific loan based upon this analysis.

We measure and assess the credit quality of our commercial mortgage loans by using loan-to-value and debt-service coverage ratios. The loan-to-value ratio compares the principal amount of the loan to the fair value at origination of the underlying property collateralizing the loan and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the principal amount is greater than the collateral value. Therefore, all else being equal, a lower loan-to-value ratio generally indicates a higher quality loan. The debt-service coverage ratio compares a property’s net operating income to its debt-service payments. Debt-service coverage ratios of less than 1.0 indicate that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a higher debt-service coverage ratio generally indicates a higher quality loan. These credit quality metrics are monitored and reviewed at least annually.

For our commercial mortgage loans, there were two specifically identified impaired loans with an aggregate carrying value of less than $1 million as of March 31, 2020. There was one specifically identified impaired loan with a carrying value of less than $1 million as of December 31, 2019.

Most of our off-balance sheet commitments relate to commercial mortgage loans. As such, the estimate is developed based on the commercial mortgage loan process outlined above, along with an internally developed conversion factor.

Determination of Credit Losses on Residential Mortgage Loans on Real Estate

Our residential loan portfolio is primarily comprised of first lien mortgages secured by existing residential real estate. Residential mortgage loans are primarily smaller-balance homogenous loans that share similar risk characteristics. Therefore, these pools of loans are collectively evaluated for inherent credit losses. Such evaluations consider numerous factors, including, but not limited to borrower credit scores, collateral values, loss forecasts, geographic location, delinquency rates and economic trends. These evaluations and assessments are revised as conditions change and new information becomes available, including updated forecasts, which can cause the allowances for credit losses to increase or decrease over time as such evaluations are revised. Generally, residential mortgage loan pools exclude loans that are nonperforming as those loans are evaluated individually using the evaluation framework for specific allowances for credit losses described above.

For residential mortgage loans, our primary credit quality indicator is whether the loan is performing or nonperforming. We generally define nonperforming residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status. There is generally a higher risk of experiencing credit losses when a residential mortgage loan is nonperforming. We monitor and update aging schedules and nonaccrual status on a monthly basis.

For our residential mortgage loans, there were 24 specifically identified impaired loans with an aggregate carrying value of $6 million as of March 31, 2020. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2019.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Average carrying value for impaired mortgage
loans on real estate	$3	$-
Interest income recognized on impaired mortgage
loans on real estate	-	-
Interest income collected on impaired mortgage
loans on real estate	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2020		As of January 1, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	ACL	Nonaccrual	ACL	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	24	-	17
Total	$-	$24	$-	$17

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of March 31, 2020			As of December 31, 2019
			Debt-			Debt-
			Service			Service
	Amortized	% of	Coverage	Amortized	% of	Coverage
Loan-to-Value Ratio	Cost	Total	Ratio	Cost	Total	Ratio
Less than 65%	$14,723	91.2%	2.40	$14,206	91.0%	2.35
65% to 74%	1,428	8.8%	1.85	1,399	9.0%	1.87
75% to 100%	1	0.0%	0.90	1	0.0%	1.09
Total	$16,152	100.0%		$15,606	100.0%

The amortized cost of commercial mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	75%	Coverage
	than 65%	Ratio	to 74%	Ratio	to 100%	Ratio	Total
Origination Year
2020	$654	3.57	$61	1.47	$-	-	$715
2019	2,964	2.29	493	1.78	-	-	3,457
2018	2,346	2.17	271	1.48	-	-	2,617
2017	1,798	2.34	202	2.67	-	-	2,000
2016	1,732	2.37	217	1.92	-	-	1,949
2015 and prior	5,229	2.43	184	1.68	1	0.90	5,414
Total	$14,723		$1,428		$1		$16,152

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of March 31, 2020		As of December 31, 2019
	Amortized	% of	Amortized	% of
Performance Indicator	Cost	Total	Cost (1)	Total
Performing	$750	96.9%	$718	97.7%
Nonperforming	24	3.1%	17	2.3%
Total	$774	100.0%	$735	100.0%

(1)A valuation allowance of $2 million was established on residential mortgage loans on real estate as of December 31, 2019.

The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator as of March 31, 2020, was as follows:

	Performing	Nonperforming	Total
Origination Year
2020	$73	$-	$73
2019	454	18	472
2018	223	6	229
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$750	$24	$774

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) for the three months ended March 31, 2020, were as follows:

	Commercial	Residential	Total
Balance as of beginning-of-year, prior to adoption of ASU 2016-13	$-	$2	$2
Impact of adopting ASU 2016-13	62	26	88
Additions from provision for credit loss expense (1)	64	7	71
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$126	$35	$161

(1)Due to changes in economic assumptions driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $71 million for the three months ended March 31, 2020.

(2)Accrued interest receivable on mortgage loans on real estate totaled $50 million as of March 31, 2020, and was excluded from the estimate of credit losses.

There were no changes in the allowance for credit losses associated with impaired commercial mortgage loans on real estate for the three months ended March 31, 2019.

Alternative Investments

As of March 31, 2020, and December 31, 2019, alternative investments included investments in 260 and 258 different partnerships, respectively, and represented approximately 1% of our total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$(20)	$(6)
RMBS	-	(1)
ABS	-	(1)
Gross credit loss expense recognized in net income (loss)	(20)	(8)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-
Net credit loss expense recognized in net income (loss)	$(20)	$(8)

(1)For the three months ended March 31, 2020, we recognized credit loss expense incurred as a result of impairments through net income (loss), pursuant to ASU 2016-13. For the three months ended March 31, 2019, prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of OTTI through net income (loss).

During the three months ended March 31, 2019, we recorded $15 million of OTTI recognized in OCI.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,943	$3,943	$1,388	$1,388
Securities pledged under securities lending agreements (2)	161	156	114	110
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	4,330	6,970	3,580	5,480
Total payables for collateral on investments	$8,434	$11,069	$5,082	$6,978

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

(3)Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2020	2019
Collateral payable for derivative investments	$2,555	$58
Securities pledged under securities lending agreements	47	48
Securities pledged under repurchase agreements	-	1
Investments pledged for FHLBI	750	450
Total increase (decrease) in payables for collateral on investments	$3,352	$557

We have elected not to offset our securities lending transactions in our financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$160	$-	$-	$-	$160
Foreign government bonds	1	-	-	-	1
Total gross secured borrowings	$161	$-	$-	$-	$161

	As of December 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Total gross secured borrowings	$114	$-	$-	$-	$114

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2020, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million. As of March 31, 2020, we have re-pledged $25 million of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of March 31, 2020, our investment commitments were $1.6 billion, which included $1.0 billion of LPs, $365 million of private placement securities and $197 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of March 31, 2020, and December 31, 2019, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.4 billion and $1.3 billion, respectively, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.1 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2020, and December 31, 2019, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $16.4 billion and $16.3 billion, respectively, or 12% of total investments, and our investments in securities in the financial services industry with a fair value of $15.7 billion and $16.4 billion, respectively, or 12% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with guaranteed living benefits (“GLBs”) offered in our variable annuity products, including products with guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features. Changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities hedge the income statement effect of changes in embedded derivative GLB reserves caused by those same factors. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

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

Reinsurance Related Embedded Derivatives

We have certain modified coinsurance (“Modco”) and coinsurance with funds withheld reinsurance agreements with embedded derivatives related to the withheld assets of the related funds. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2020			As of December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,397	$334	$853	$2,387	$108	$245
Foreign currency contracts (1)	2,912	606	13	2,874	191	51
Total cash flow hedges	5,309	940	866	5,261	299	296
Fair value hedges:
Interest rate contracts (1)	1,170	-	337	1,261	123	203
Non-Qualifying Hedges
Interest rate contracts (1)	119,681	1,890	140	112,921	1,082	219
Foreign currency contracts (1)	166	11	-	262	1	3
Equity market contracts (1)	55,784	2,819	1,112	43,555	1,442	664
Credit contracts (1)	394	-	-	55	-	-
Embedded derivatives:
GLB direct (2)	-	-	4,596	-	450	-
GLB ceded (2)	-	728	-	-	60	9
Reinsurance related (3)	-	137	-	-	-	327
Indexed annuity and IUL contracts (2) (4)	-	799	1,380	-	927	2,585
Total derivative instruments	$182,504	$7,324	$8,431	$163,315	$4,384	$4,306

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2020
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$15,089	$48,226	$24,802	$33,300	$1,831	$123,248
Foreign currency contracts (2)	146	370	1,013	1,507	42	3,078
Equity market contracts	30,822	14,314	4,343	11	6,294	55,784
Credit contracts	-	-	394	-	-	394
Total derivative instruments
with notional amounts	$46,057	$62,910	$30,552	$34,818	$8,167	$182,504

(1)As of March 31, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of March 31, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 17, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment Included
	Amortized Cost of the		in the Amortized Cost of the
	Hedged Assets/(Liabilities)		Hedged Asset/(Liabilities)
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
AFS fixed maturity securities, at fair value	$890	$776	$328	$202
Long-term debt (1)	(954)	(1,035)	(79)	(160)

(1)The balance includes $(381) million and $(118) million of unamortized adjustments from discontinued hedges as of March 31, 2020 and December 31, 2019, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(11)	$139
Other comprehensive income (loss):
Cash flow hedges:
Interest rate contracts	(383)	(47)
Foreign currency contracts	312	11
Change in foreign currency exchange rate adjustment	153	(14)
Change in DAC, VOBA, DSI and DFEL	(53)	6
Income tax benefit (expense)	(8)	10
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	-	1
Interest rate contracts (2)	(3)	(1)
Foreign currency contracts (1)	11	7
Foreign currency contracts (3)	1	1
Associated amortization of DAC, VOBA, DSI and DFEL	(6)	(1)
Income tax benefit (expense)	(1)	(1)
Balance as of end-of-period	$8	$99

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended March 31, 2020
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(24)	$1,375	$68

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	127	82
Derivatives designated as hedging instruments	-	(127)	(82)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	-	(3)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	11	-

Non-Qualifying Hedges
Interest rate contracts	2,150	-	-
Equity market contracts	1,070	-	-
Credit contracts	(4)	-	-
Embedded derivatives:
GLB	(4,369)	-	-
Reinsurance related	463	-	-
Indexed annuity and IUL contracts	1,028	-	-

	Gain (Loss) Recognized in Income
	For the Three Months Ended March 31, 2019
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value
or Cash Flow Hedges are Recorded	$(362)	$1,251	$71

Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	24	(34)
Derivatives designated as hedging instruments	-	(24)	34
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	1	(1)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	7	-

Non-Qualifying Hedges
Interest rate contracts	357	-	-
Equity market contracts	(458)	-	-
Embedded derivatives:
GLB	286	-	-
Reinsurance related	(174)	-	-
Indexed annuity and IUL contracts	(239)	-	-

As of March 31, 2020, $33 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2020 and 2019, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of March 31, 2020
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	6/20/2025	(3)	(4)	BBB+	4	$(2)	$394

As of December 31, 2019
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2024	(3)	(4)	BBB+	1	$1	$55

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2020	2019
Maximum potential payout	$394	$55
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$394	$55

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post $2 million of collateral as of March 31, 2020.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2020, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2020, or December 31, 2019.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2020		As of December 31, 2019
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$521	$(599)	$441	$(167)
A+	2,674	(493)	555	(339)
A	35	-	36	-
A-	712	(397)	355	(51)
BBB+	-	-	-	-
	$3,942	$(1,489)	$1,387	$(557)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of March 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$5,634	$1,664	$7,298
Gross amounts offset	(1,217)	-	(1,217)
Net amount of assets	4,417	1,664	6,081
Gross amounts not offset:
Cash collateral	(3,942)	-	(3,942)
Non-cash collateral	(151)	-	(151)
Net amount	$324	$1,664	$1,988

Financial Liabilities
Gross amount of recognized liabilities	$1,688	$5,976	$7,664
Gross amounts offset	(25)	-	(25)
Net amount of liabilities	1,663	5,976	7,639
Gross amounts not offset:
Cash collateral	(1,489)	-	(1,489)
Non-cash collateral	-	-	-
Net amount	$174	$5,976	$6,150

	As of December 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$2,619	$1,437	$4,056
Gross amounts offset	(708)	-	(708)
Net amount of assets	1,911	1,437	3,348
Gross amounts not offset:
Cash collateral	(1,387)	-	(1,387)
Non-cash collateral	(242)	-	(242)
Net amount	$282	$1,437	$1,719

Financial Liabilities
Gross amount of recognized liabilities	$1,005	$2,921	$3,926
Gross amounts offset	(138)	-	(138)
Net amount of liabilities	867	2,921	3,788
Gross amounts not offset:
Cash collateral	(557)	-	(557)
Non-cash collateral	-	-	-
Net amount	$310	$2,921	$3,231

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was -53% and 6% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits. The current quarter’s effective tax rate was lower than the comparable quarter in the prior year primarily as a result of the effects of preferential tax items being additive to the tax benefit at 21% on unfavorable variable annuity net derivative results, resulting in a calculated tax benefit on pre-tax income and an associated negative tax rate.

7. Reinsurance

Adoption of ASU 2016-13

In 2020, we adopted ASU 2016-13, which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information. We established an allowance for credit losses of $192 million as of January 1, 2020, for reinsurance-related assets for the risk of credit losses inherent in reinsurance transactions. We estimated an allowance for credit losses for all reinsurance recoverables and related reinsurance deposit assets held by our subsidiaries. As such, we performed a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. The ACL is a general allowance for credit losses for pools of receivables with similar risk characteristics segmented by credit risk ratings and receivables assessed on an individual basis that do not share similar risk characteristics where we anticipate a credit loss over the life of reinsurance-related assets.

Our model uses relevant internal or external historical loss information adjusted for current conditions and reasonable and supportable forecasts of future events and conditions in developing our loss estimate. We utilized historical credit rating data to form an estimation of probability of default of counterparties by means of a transition matrix that provides the rates of credit migration for credit ratings transitioning to impairment. We updated reinsurer credit ratings during the quarter to incorporate the most up-to-date information on the current state of the financial stability of our reinsurers. To simulate changes in economic conditions, we used positive, base and adverse scenarios that include varying levels of loss given default assumptions to reflect the impact of changes in severity of losses. We applied probability weights to the positive, base and adverse scenarios. For periods beyond our reasonable and supportable forecasts, we used implicit mean reversion over the remaining life of the recoverable. Additionally, we considered factors that impact our exposure at default that are driven by actuarial expectations around term and mortality assumptions rather than being directly driven by market or economic environment.

Our model estimates the expected credit losses over the life of the reinsurance asset. Credit loss estimates are segmented based on counterparty credit risk. Our modeling process utilizes counterparty credit ratings, collateral types and amounts, and term and run-off assumptions. For reinsurance recoverables that do not share similar risk characteristics, we assessed on an individual basis to determine a specific allowance for credit losses.

We estimated expected credit losses over the contractual term of the recoverable, which is the period during which we are exposed to the credit risk. Reinsurance recoverables may not have explicit contractual lives, but are tied to the underlying insurance products; as a result, we estimated the contractual life by utilizing actuarial estimates of the timing of payouts related to those underlying products.

Reinsurance treaties often require the reinsurer to collateralize the recoverable with funds in a trust account for the benefit of the ceding insurance entity that can reduce the expected credit losses on a given treaty. As such, we review reinsurance collateral by individual treaty to sensitize risk of loss based on level of collateralization. This review is driven by the assumption that non-collateralized reinsurance recoverables would have materially higher losses in time of default. Therefore, reinsurance recoverables are pooled as either fully-collateralized or non-collateralized.

Reinsurance recoverables are presented net of the allowance for credit losses on our Consolidated Balance Sheets. Changes in the ACL are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). Reinsurance recoverables deemed uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $6.3 billion and $6.6 billion as of March 31, 2020, and December 31, 2019, respectively, within other assets on our Consolidated Balance Sheets. We held investments of $6.2 billion as of March 31, 2020, in support of reserves associated with the transaction in a Modco investment portfolio. As of March 31, 2020, the portfolio included trading securities, fixed maturity AFS securities, commercial mortgage loans, cash and invested cash, other investments, derivative investments, accrued investment income and equity securities that had carrying values of $3.0 billion, $1.8 billion, $765 million, $378 million, $111 million, $49 million, $48 million and $14 million, respectively. In addition, the portfolio was supported by $175 million of over-collateralization and a $188 million letter of credit as of March 31, 2020.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2020 (1)	2019 (1)
Return of Net Deposits
Total account value	$88,627	$101,601
Net amount at risk (2)	1,563	71
Average attained age of contract holders	65 years	65 years

Minimum Return
Total account value	$76	$92
Net amount at risk (2)	17	13
Average attained age of contract holders	78 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$21,713	$25,763
Net amount at risk (2)	2,401	384
Average attained age of contract holders	72 years	71 years

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

	For the Three
	Months Ended
	March 31,
	2020	2019
Balance as of beginning-of-year	$117	$161
Changes in reserves	106	(36)
Benefits paid	(8)	(6)
Balance as of end-of-period	$215	$119

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2020	2019
Asset Type
Domestic equity	$52,454	$64,093
International equity	15,998	19,852
Fixed income	38,522	41,405
Total	$106,974	$125,350

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% of total life insurance in-force reserves as of March 31, 2020, and December 31, 2019. UL and VUL products with secondary guarantees represented 29% of total life insurance sales for the three months ended March 31, 2020 and 2019.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Balance as of beginning-of-year	$5,552	$5,335
Reinsurance recoverable	152	143
Net balance as of beginning-of-year	5,400	5,192
Incurred related to:
Current year	885	803
Prior years:
Interest	43	41
All other incurred (1)	(65)	(85)
Total incurred	863	759
Paid related to:
Current year	(240)	(215)
Prior years	(518)	(482)
Total paid	(758)	(697)
Net balance as of end-of-period	5,505	5,254
Reinsurance recoverable	150	143
Balance as of end-of-period	$5,655	$5,397

(1)All other incurred is primarily impacted by the level of claim resolutions in the period compared to that which is expected by the reserve assumption. A negative number implies a favorable result where claim resolutions were more favorable than assumed. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the long-term life of the block of claims. It will vary from actual experience in any one period, both favorably and unfavorably.

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

10. Debt

Changes in debt (in millions) were as follows:

For the Three
Months Ended
March 31,
2020
Balance as of beginning-of-year	$6,367
LIBOR + 150 bps term loan issued, due 2022	500
Repayment of 6.25% senior notes, due 2020	(300)
Unamortized adjustments from discontinued hedges	263
Fair value hedge on interest rate swap agreements	(82)
Balance as of end-of-period	$6,748

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2020, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $90 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on The Lincoln National Life Insurance Company (“LNL”) on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed Plaintiff’s complaint in its entirety. In response, Plaintiff filed a motion for leave to amend the complaint, which we have opposed.

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the vigorous defense of this action.

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

12. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Common Stock
Balance as of beginning-of-year	196,668,532	205,862,760
Stock issued for exercise of warrants	-	203,530
Stock compensation/issued for benefit plans	349,636	809,670
Retirement/cancellation of shares	(3,809,924)	(3,888,731)
Balance as of end-of-period	193,208,244	202,987,229

Common Stock as of End-of-Period
Basic basis	193,208,244	202,987,229
Diluted basis	195,027,909	204,200,031

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Weighted-average shares, as used in basic calculation	195,076,797	204,290,759
Shares to cover exercise of outstanding warrants	-	173,837
Shares to cover non-vested stock	853,597	1,049,556
Average stock options outstanding during the period	996,248	1,519,184
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	-	(29,176)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(703,600)	(1,041,630)
Shares repurchasable from measured but
unrecognized stock option expense	-	(867)
Average deferred compensation shares	1,041,800	-
Weighted-average shares, as used in diluted calculation	197,264,842	205,961,663

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. For the three months ended March 31, 2020, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”). Therefore, for our EPS calculation for this period, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock. The amount of this adjustment was $23 million for the three months ended March 31, 2020.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$5,983	$557
Cumulative effect from adoption of new accounting standard	45	-
Unrealized holding gains (losses) arising during the period	(4,498)	3,556
Change in foreign currency exchange rate adjustment	(150)	14
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,264	(928)
Income tax benefit (expense)	720	(563)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(2)	(15)
Associated amortization of DAC, VOBA, DSI and DFEL	32	(1)
Income tax benefit (expense)	(6)	3
Balance as of end-of-period	$3,340	$2,649
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$45	$33
(Increases) attributable to:
Cumulative effect from adoption of new accounting standard	(45)	-
Gross OTTI recognized in OCI during the period	-	(16)
Change in DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	-	4
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	-	6
Change in DAC, VOBA, DSI and DFEL	-	(2)
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$-	$25
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(11)	$139
Unrealized holding gains (losses) arising during the period	(71)	(36)
Change in foreign currency exchange rate adjustment	153	(14)
Change in DAC, VOBA, DSI and DFEL	(53)	6
Income tax benefit (expense)	(8)	10
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	9	8
Associated amortization of DAC, VOBA, DSI and DFEL	(6)	(1)
Income tax benefit (expense)	(1)	(1)
Balance as of end-of-period	$8	$99
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(17)	$(23)
Foreign currency translation adjustment arising during the period	(10)	3
Balance as of end-of-period	$(27)	$(20)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(327)	$(299)
Adjustment arising during the period	10	(1)
Balance as of end-of-period	$(317)	$(300)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(2)	$(15)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	32	(1)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	30	(16)	operations before taxes
Income tax benefit (expense)	(6)	3	Federal income tax expense (benefit)
Reclassification, net of income tax	$24	$(13)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$-	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	-	operations before taxes
Income tax benefit (expense)	-	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$-	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$-	$1	Net investment income
Interest rate contracts	(3)	(1)	Interest and debt expense
Foreign currency contracts	11	7	Net investment income
Foreign currency contracts	1	1	Total realized gain (loss)
Total gross reclassifications	9	8
Associated amortization of DAC,
VOBA, DSI and DFEL	(6)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	3	7	operations before taxes
Income tax benefit (expense)	(1)	(1)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$2	$6	Net income (loss)

13. Realized Gain (Loss)

Realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value for mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL. Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation. Details underlying realized gain (loss) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Fixed maturity AFS securities:
Gross gains	$6	$12
Gross losses	(8)	(27)
Credit loss expense, net	(20)	-
Gross OTTI	-	(8)
Gain (loss) on equity securities (1)	(19)	6
Credit loss expense on mortgage loans on real estate	(70)	-
Other gain (loss) on investments	(1)	(1)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	26	(2)
Total realized gain (loss) related to certain financial assets	(86)	(20)
Realized gain (loss) on the mark-to-market on certain instruments (2)(3)	47	(121)
Indexed annuity and IUL contracts net derivatives results: (4)
Gross gain (loss)	(49)	(35)
Associated amortization of DAC, VOBA, DSI and DFEL	15	1
Variable annuity net derivatives results: (5)
Gross gain (loss)	40	(215)
Associated amortization of DAC, VOBA, DSI and DFEL	9	28
Total realized gain (loss)	$(24)	$(362)

(1)Includes market adjustments on equity securities still held of $(18) million and $6 million for the three months ended March 31, 2020 and 2019, respectively.

(2)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding modified coinsurance.

(3)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $7 million for the three months ended March 31, 2020.

(4)Represents the net difference between the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(5)Includes the net difference in the change in embedded derivative reserves of our GLB riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GLB and GDB riders, including the cost of purchasing the hedging instruments.

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$102,606	$102,606	$105,200	$105,200
Trading securities	4,019	4,019	4,673	4,673
Equity securities	83	83	103	103
Mortgage loans on real estate	16,791	18,556	16,339	16,872
Derivative investments (1)	4,417	4,417	1,911	1,911
Other investments	4,755	4,755	2,983	2,983
Cash and invested cash	6,202	6,202	2,563	2,563
Reinsurance related embedded derivatives	137	137	-	-
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	728	728	60	60
Indexed annuity ceded embedded derivatives	799	799	927	927
Separate account assets	130,617	130,617	153,566	153,566

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(1,380)	(1,380)	(2,585)	(2,585)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,884)	(1,884)	(1,900)	(1,900)
Account values of certain investment contracts	(39,744)	(54,761)	(38,639)	(46,822)
Short-term debt	-	-	(300)	(304)
Long-term debt	(6,748)	(5,770)	(6,067)	(6,217)
Reinsurance related embedded derivatives	-	-	(327)	(327)
Other liabilities:
Derivative liabilities (1)	(1,212)	(1,212)	(349)	(349)
GLB direct embedded derivatives	(4,596)	(4,596)	-	-
GLB ceded embedded derivatives	-	-	(9)	(9)

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, including mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate are classified as Level 2 within the fair value hierarchy.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2020, and December 31, 2019, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of ACL, as reported on our Consolidated Balance Sheets, includes commercial mortgage loans for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco arrangements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss) for commercial mortgage loans. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported.

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected (in millions) was as follows:

As of March 31,
2020
Commercial mortgage loans: (1)
Fair value as of end-of-period	$765
Aggregate contractual principal as of end-of-period	742

(1)As of March 31, 2020, no loans for which the fair value option has been elected were in non-accrual status and none were more than 90 days past due and still accruing.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2020, or December 31, 2019, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2020
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$81,694	$4,103	$85,797
U.S. government bonds	470	7	5	482
State and municipal bonds	-	5,906	-	5,906
Foreign government bonds	-	302	87	389
RMBS	-	3,270	1	3,271
CMBS	-	1,118	1	1,119
ABS	-	4,890	196	5,086
Hybrid and redeemable preferred securities	68	416	72	556
Mortgage loans on real estate	-	765	-	765
Trading securities	49	3,319	651	4,019
Equity securities	12	41	30	83
Derivative investments (1)	-	2,447	3,213	5,660
Cash and invested cash	-	6,202	-	6,202
Reinsurance related embedded derivatives	-	137	-	137
Other assets:
GLB ceded embedded derivatives	-	-	728	728
Indexed annuity ceded embedded derivatives	-	-	799	799
Separate account assets	539	130,068	-	130,607
Total assets	$1,138	$240,582	$9,886	$251,606

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(1,380)	$(1,380)
Other liabilities:
Derivative liabilities (1)	-	(1,269)	(1,186)	(2,455)
GLB direct embedded derivatives	-	-	(4,596)	(4,596)
Total liabilities	$-	$(1,269)	$(7,162)	$(8,431)

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

	For the Three Months Ended March 31, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$4,281	$-	$(385)	$165	$42	$4,103
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	(3)	-	-	87
RMBS	11	-	-	-	(10)	1
CMBS	1	-	-	-	-	1
ABS	268	-	(4)	22	(90)	196
Hybrid and redeemable
preferred securities	78	-	(6)	-	-	72
Trading securities	666	(32)	-	(6)	23	651
Equity securities	30	-	-	-	-	30
Derivative investments	868	997	279	(117)	-	2,027
Other assets: (4)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	668	-	-	-	728
Indexed annuity ceded embedded derivatives	927	(115)	-	(13)	-	799
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,585)	1,143	-	62	-	(1,380)
Other liabilities: (4)
GLB direct embedded derivatives	-	(4,596)	-	-	-	(4,596)
GLB ceded embedded derivatives	(9)	9	-	-	-	-
Total, net	$5,141	$(2,376)	$(119)	$113	$(35)	$2,724

	For the Three Months Ended March 31, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$3,269	$(1)	$70	$200	$(17)	$3,521
Foreign government bonds	109	-	1	-	-	110
RMBS	7	-	-	-	(7)	-
CMBS	2	-	-	-	-	2
ABS	134	-	-	149	(105)	178
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	-	-	206	(37)	236
Equity securities	25	-	-	-	-	25
Derivative investments	534	(383)	46	70	-	267
Other assets: (4)
GLB direct embedded derivatives	123	316	-	-	-	439
GLB ceded embedded derivatives	72	(22)	-	-	-	50
Indexed annuity ceded embedded derivatives	902	77	-	(107)	-	872
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,305)	(316)	-	(109)	-	(1,730)
Other liabilities – GLB ceded embedded
derivatives (4)	-	(8)	-	-	-	(8)
Total, net	$4,014	$(337)	$120	$409	$(166)	$4,040

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)Transfers into or out of Level 3 for fixed maturity AFS and trading securities are reported at amortized cost as of the beginning-of-year. For fixed maturity AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in the prior period.

(3)Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss). Gains (losses) from sales, maturities, settlements and calls and credit loss expense are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(4)Gains (losses) from the changes in fair value are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$336	$(73)	$2	$(51)	$(49)	$165
ABS	37	-	-	(15)	-	22
Trading securities	37	(25)	-	(18)	-	(6)
Derivative investments	118	(123)	(112)	-	-	(117)
Other assets – indexed annuity ceded
embedded derivatives	9	-	-	(22)	-	(13)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	11	-	-	51	-	62
Total, net	$548	$(221)	$(110)	$(55)	$(49)	$113

	For the Three Months Ended March 31, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$267	$(2)	$(7)	$(51)	$(7)	$200
ABS	149	-	-	-	-	149
Trading securities	207	-	-	(1)	-	206
Derivative investments	131	(15)	(46)	-	-	70
Other assets – indexed annuity ceded
embedded derivatives	19	-	-	(126)	-	(107)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(148)	-	-	39	-	(109)
Total, net	$625	$(17)	$(53)	$(139)	$(7)	$409

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2020	2019
GLB	$(4,867)	$481
Derivative investments	895	(287)
Embedded derivatives:
Indexed annuity and IUL contracts	(61)	(32)
Total, net (1)	$(4,033)	$162

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

For the Three
Months Ended
March 31,
2020
Fixed maturity AFS securities:
Corporate bonds	$(325)
Foreign government bonds	(2)
ABS	(3)
Hybrid and redeemable preferred securities	(5)
Total, net	$(335)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2020			March 31, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$119	$(77)	$42	$83	$(100)	$(17)
RMBS	-	(10)	(10)	-	(7)	(7)
ABS	5	(95)	(90)	-	(105)	(105)
Trading securities	23	-	23	-	(37)	(37)
Total, net	$147	$(182)	$(35)	$83	$(249)	$(166)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2020 and 2019, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2020:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$2,690	Discounted cash flow	Liquidity/duration adjustment (2)	0.7%	-	18.8%	2.9%
Foreign government
bonds	47	Discounted cash flow	Liquidity/duration adjustment (2)	5.3%	-	8.0%	6.8%
ABS	20	Discounted cash flow	Liquidity/duration adjustment (2)	6.0%	-	6.0%	6.0%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	3.0%	-	3.0%	3.0%

Equity securities	20	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	7.3%	6.7%
Other assets – GLB ceded
embedded derivatives	728	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.03%	-	0.35%	0.27%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	13.72%

Indexed annuity ceded
embedded derivatives	799	Discounted cash flow	Lapse rate (3)	1%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity and IUL
contracts embedded
derivatives	$(1,380)	Discounted cash flow	Lapse rate (3)	1%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB direct embedded
derivatives	(4,596)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.03%	-	0.35%	0.27%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	13.72%

(1)Unobservable inputs were weighted by the relative fair value of the instruments, unless otherwise noted.

(2)The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(3)The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity and IUL contracts represents the lapse rates during the surrender charge period.

(4)The utilization of guaranteed withdrawals input represents the estimated percentage of contract holders that utilize the guaranteed withdrawal feature.

(5)The utilization factors are applied to the present value of claims or premiums, as appropriate, in the GLB reserve calculation to estimate the impact of inefficient withdrawal behavior, including taking less than or more than the maximum guaranteed withdrawal.

(6)The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract. The NPR input was weighted by the absolute value of the sensitivity of the reserve to the NPR assumption.

(7)The mortality rate input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

(8)The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Fair value of the variable annuity GLB embedded derivatives would increase if higher volatilities were used for valuation. Volatility assumptions vary by fund due to the benchmarking of different indices. The volatility input was weighted by the relative account value assigned to each index.

(9)The mortality rate is based on a combination of company and industry experience, adjusted for improvement factors.

(10)A weighted average input range is not a meaningful measurement for lapse rate, utilization factors or mortality rate.

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

Changes in any of the significant inputs presented in the table above would have resulted in a significant change in the fair value measurement of the asset or liability as follows:

•Investments – An increase in the liquidity/duration adjustment input would have resulted in a decrease in the fair value measurement.

•Indexed annuity and IUL contracts embedded derivatives – For direct embedded derivatives, an increase in the lapse rate or mortality rate inputs would have resulted in a decrease in the fair value measurement.

•GLB embedded derivatives – Assuming our GLB direct embedded derivatives are in a liability position: an increase in our lapse rate, NPR or mortality rate inputs would have resulted in a decrease in the fair value measurement; and an increase in the utilization of guaranteed withdrawal or volatility inputs would have resulted in an increase in the fair value measurement.

For each category discussed above, the unobservable inputs are not inter-related; therefore, a directional change in one input would not have affected the other inputs.

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.

15. Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 of our 2019 Form 10-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Realized gains and losses associated with the following (“excluded realized gain (loss)”):

▪Sales or disposals and impairments of financial assets;

▪Changes in the fair value of equity securities;

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2020	2019
Revenues
Operating revenues:
Annuities	$1,129	$1,174
Retirement Plan Services	297	293
Life Insurance	1,821	1,700
Group Protection	1,224	1,138
Other Operations	38	57
Excluded realized gain (loss), pre-tax	(75)	(400)
Amortization of DFEL associated
with benefit ratio unlocking, pre-tax	(9)	3
Total revenues	$4,425	$3,965

	For the Three
	Months Ended
	March 31,
	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$261	$250
Retirement Plan Services	40	39
Life Insurance	171	157
Group Protection	40	55
Other Operations	(47)	(60)
Excluded realized gain (loss), after-tax	(60)	(316)
Benefit ratio unlocking, after-tax	(349)	142
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(4)	(15)
Net income (loss)	$52	$252

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2020, compared with December 31, 2019, and the results of operations for the three months ended March 31, 2020, compared with the corresponding period in 2019 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”); and other reports filed with the Securities and Exchange Commission

(“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These forward-looking statements are intended to enhance the reader’s ability to assess our future financial performance. A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may contain words like: “anticipate,” “believe,” “estimate,” “expect,” “project,” “shall,” “will” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•The continuation of the coronavirus, or COVID-19, pandemic, or future outbreaks of COVID-19, and uncertainty surrounding the length and severity of future impacts on the global economy and on our business, results of operations and financial condition;

•Continued deterioration in general economic and business conditions that may affect account values, investment results, guaranteed benefit liabilities, premium levels and claims experience;

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

•Continued declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits (“EGPs”) and demand for our products;

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

•A continued decline in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products; an acceleration of the net amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”); and an increase in liabilities related to guaranteed benefit features of our subsidiaries’ variable annuity products;

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

•Significant credit, accounting, fraud, corporate governance or other issues that may adversely affect the value of certain financial assets, as well as counterparties to which we are exposed to credit risk, requiring that we realize losses on financial assets;

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

•The continuation of the COVID-19 pandemic, or future outbreaks of COVID-19 or other pandemics, acts of terrorism, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions through our four business segments:

•Annuities;

•Retirement Plan Services;

•Life Insurance; and

•Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. See “Part I – Item 1. Business” in our 2019 Form 10-K for a discussion of our business segments and products.

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

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

Significant operational matters, industry trends and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2019 Form 10-K, and is further updated by the discussion of the current market conditions that follows.

Current Market Conditions

The COVID-19 pandemic that emerged in the first quarter of 2020 has led to an extreme downturn in and volatility of the capital markets, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity.  The severe restriction in economic activity caused by the COVID-19 pandemic and increased level of unemployment in the United States have contributed to increased volatility and diminished expectations for the economy and markets going forward. As the economic and regulatory environment continues to react and evolve, we cannot yet predict the full impact of the pandemic and ensuing conditions on our business and financial condition. For more information on the expected and potential impacts of the COVID-19 pandemic on our business and financial condition, see “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors.” We expect unfavorable impacts related to, but not limited to, the following areas in 2020:

Mortality and Morbidity

As a result of the impacts of the COVID-19 pandemic, we expect higher mortality in our Life Insurance and Group Protection segments during the remainder of 2020. We also expect increased disability claims and delays in resolving disability claims in our Group Protection segment due to difficulties in obtaining required information or documentation as a result of closure and/or limited operations of businesses and medical offices.

Investment Portfolio

Since the vast majority of our alternative investment portfolio is reported on a one quarter lag, we expect unfavorable investment income on alternative investments in 2020 given the significant decline in equity markets and energy prices. See “Consolidated Investments – Alternative Investments” for additional information on our alternative investment portfolio. In addition, continued weakness in the current environment, including, but not limited to, falling global energy and oil prices that have contributed to destabilization of the energy industry, could lead to increased credit defaults, resulting in additional write-downs of financial assets for impairments in our broader investment portfolio.

Earnings from Account Values

Our Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment. Earnings are affected by equity market movements on account values and the related fees we earn on those assets. The value of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) decreased 20% between December 31, 2019 and March 31, 2020. Variable account values in our Annuities and Retirement Plan Services segments decreased by approximately 10% during the same period. We expect income from operations in our Annuities and Retirement Plan Services segments to be negatively impacted by lower asset-based earnings and expect our net flows to be pressured by these unfavorable equity market conditions as well as potential distribution disruption in the second quarter of 2020.

Low Interest Rate Environment

Because the profitability of our business depends in part on interest rate spreads, interest rate fluctuations can negatively affect our profitability. Changes in interest rates may impact both our profitability from spread businesses and our return on invested capital. In response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020. We expect the continuation of the low interest rate environment to continue to adversely affect the interest margins of our businesses.

We continue to be proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment, declines in our spread, or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2019 Form 10-K for additional information on interest rate risk.

Critical Accounting Policies and Estimates

The MD&A included in our 2019 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2019 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2019 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2020, we would have recorded unfavorable unlocking of approximately $100 million, pre-tax, for our Annuities segment and favorable unlocking of approximately $5 million, pre-tax, for our Life Insurance segment and approximately $1 million, pre-tax, for our Retirement Plan Services segment.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2020:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$599	$89,480	$286	$90,365
Priced by independent broker quotations	-	-	4,106	4,106
Priced by matrices	-	13,426	-	13,426
Priced by other methods (1)	-	-	2,781	2,781
Total	$599	$102,906	$7,173	$110,678

Percent of total	1%	93%	6%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2019 Form 10-K and Note 14 herein.

Write-Downs for Impairment and Allowance for Credit Losses

As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaced the historical incurred credit loss methodology with an expected credit loss methodology and impacts the way we recognize and measure impairment. See Note 2 for additional information.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be an indication of impairment. Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. In the process of evaluating whether a security with an unrealized loss reflects declines that are related to credit losses, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as AFS. We expect to continue to manage all non-trading investments within our portfolios in a manner that is consistent with the AFS classification.

We consider economic factors and circumstances within industries and countries where recent write-downs have occurred in our assessment of the position of securities we own of similarly situated issuers. While it is possible for realized or unrealized losses on a particular investment to affect other investments, our risk management strategy has been designed to identify correlation risks and other risks inherent in managing an investment portfolio. Once identified, strategies and procedures are developed to effectively monitor and manage these risks. The areas of risk correlation that we pay particular attention to are risks that may be correlated within specific financial and business markets, risks within specific industries and risks associated with related parties. When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary indicative of an impairment, the security is written down to estimated recovery value. In instances where declines are considered temporary, the security will continue to be carefully monitored.

There are risks and uncertainties associated with determining whether an investment shows indications of impairment. These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities as described in “Investment Valuation” above. We continually monitor developments and update underlying assumptions and financial models based upon new information.

For certain securitized fixed maturity AFS securities with contractual cash flows, including asset-backed securities (“ABS”), we use our best estimate of cash flows for the life of the security to determine whether there is an impairment of the security. In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

Write-downs and allowances on commercial mortgage loans, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value. All commercial mortgage loans that are impaired are individually reviewed to determine an appropriate allowance for credit losses (“ACL”). Changing economic conditions affect our valuation of commercial mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the ACL analysis that we perform for monitored loans and may contribute to an increase in the ACL. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify both current and projected future risk based on reasonable and supportable forecasts. Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value reduction. Where warranted, we have increased our ACL based upon this analysis.

We have also established an ACL on our residential mortgage loan portfolio that includes a specific ACL for loans that are deemed to be impaired as well as a general ACL for pools of loans with similar risk characteristics. The ACL for the performing population of loans is based on historical performance for similar loans, as well as projected future losses based on modeling, which includes reasonable and supportable forecasts. The historical data utilized in the ACL calculation process is adjusted for current economic conditions.

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

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, 63% and 64% of our variable annuity account values contained GLB features as of March 31, 2020 and 2019, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of March 31, 2020 and 2019, 40% and 14%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2020 and 2019, was $2.5 billion and $758 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

For information on our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Derivatives – GLB” in our 2019 Form 10-K.

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2019 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$261	$250
Retirement Plan Services	40	39
Life Insurance	171	157
Group Protection	40	55
Other Operations	(47)	(60)
Excluded realized gain (loss), after-tax	(60)	(316)
Benefit ratio unlocking, after-tax	(349)	142
Acquisition and integration costs related to
mergers and acquisitions, after-tax	(4)	(15)
Net income (loss)	$52	$252

	For the Three
	Months Ended
	March 31,
	2020	2019
Deposits
Annuities	$3,697	$3,508
Retirement Plan Services	2,779	2,496
Life Insurance	1,450	1,537
Total deposits	$7,926	$7,541

Net Flows
Annuities	$528	$492
Retirement Plan Services	671	(381)
Life Insurance	963	1,020
Total net flows	$2,162	$1,131

	As of March 31,
	2020	2019
Account Values
Annuities	$125,897	$130,458
Retirement Plan Services	69,636	71,799
Life Insurance	51,475	51,120
Total account values	$247,008	$253,377

Comparison of the Three Months Ended March 31, 2020 to 2019

Net income decreased due primarily to the following:

•Higher benefits driven by a decline in equity market performance and growth in business in force.

•Higher total loss ratio in our Group Protection segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•Lower realized losses.

•Higher investment income on alternative investments.

•Growth in average account values, business in force and group earned premiums.

•Lower deferred compensation plan expense and other expense efficiencies.

•Federal income tax benefit in 2020 as compared to expense in 2019.

See “Introduction – Executive Summary” and “Part II – Item 1A. Risk Factors” for a discussion on the volatility in the capital markets in the first quarter of 2020 and the expected and potential impacts of the COVID-19 pandemic.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Insurance premiums (1)	$53	$208
Fee income	593	568
Net investment income	326	257
Operating realized gain (loss) (2)	54	41
Amortization of deferred gain on
business sold through reinsurance	8	8
Other revenues (3)	95	92
Total operating revenues	1,129	1,174
Operating Expenses
Interest credited	192	162
Benefits (1)	170	284
Commissions and other expenses	465	441
Total operating expenses	827	887
Income (loss) from operations before taxes	302	287
Federal income tax expense (benefit)	41	37
Income (loss) from operations	$261	$250

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2020 to 2019

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher average gross fixed account values and higher investment income on alternative investments within our surplus portfolio.

•Higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by the following:

•Higher benefits, net of changes in income annuity reserves, due to an increase in the growth in benefit reserves driven primarily by lower equity market performance as of March 31, 2020, as compared to higher equity market performance as of March 31, 2019.

•Higher commissions and other expenses driven by an increase in amortization expense as a result of higher actual gross profits, and higher average account values resulting in higher trail commissions.

Additional Information

Due to the equity market decline as a result of the impacts of the COVID-19 pandemic, our end-of-period variable account values decreased 9% from March 31, 2019. We expect declines in average variable account values in the second quarter of 2020. For more information on the expected and potential impacts to our business, see “Introduction – Executive Summary” above and “Part II – Item 1A. Risk Factors.”

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 8% for the three months ended March 31, 2020 and 2019.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” in our 2019 Form 10-K.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Fee Income
Mortality, expense and other assessments	$588	$562
Surrender charges	7	7
DFEL:
Deferrals	(9)	(10)
Amortization, net of interest	7	9
Total fee income	$593	$568

	As of or For the Three
	Months Ended
	March 31,
	2020	2019
Variable Account Value Information
Variable annuity deposits (1)	$1,406	$982
Increases (decreases) in variable annuity
account values:
Net flows (1)	(1,145)	(1,363)
Change in market value (1)	(15,397)	8,931
Contract holder assessments (1)	(631)	(600)
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	263	577
Variable annuity account values (1)	102,136	112,284
Average daily variable annuity account
values (1)	114,434	109,778
Average daily S&P 500 (2)	3,068	2,719

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

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account values. Average daily variable account values are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount. We may collect surrender charges when our fixed and variable annuity contract holders surrender their contracts during the surrender charge period to protect us from premature withdrawals. Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2019 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and fixed account values (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$290	$228
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	2	3
Surplus investments (2)	34	26
Total net investment income	$326	$257

Interest Credited
Amount provided to contract holders	$189	$164
DSI deferrals	(2)	(9)
Interest credited before DSI amortization	187	155
DSI amortization	5	7
Total interest credited	$192	$162

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

	For the Three
	Months Ended
	March 31,
	2020	2019
Interest Rate Spread
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	3.73%	3.97%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.03%	0.05%
Net investment income yield on reserves	3.76%	4.02%
Interest rate credited to contract holders	2.31%	2.41%
Interest rate spread	1.45%	1.61%

	As of or For the Three
	Months Ended
	March 31,
	2020	2019
Fixed Account Value Information
Fixed annuity deposits (1)	$2,291	$2,526
Increases (decreases) in fixed annuity
account values:
Net flows (1)	1,673	1,855
Contract holder assessments (1)	(14)	(9)
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(263)	(577)
Reinvested interest credited (1)	(923)	428
Fixed annuity account values (1)(2)	23,761	18,174
Average fixed account values (1)(2)	23,488	17,407

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Commissions and Other Expenses
Commissions:
Deferrable	$171	$132
Non-deferrable	140	136
General and administrative expenses	111	104
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	1
Taxes, licenses and fees	10	12
Total expenses incurred, excluding
broker-dealer	433	385
DAC deferrals	(191)	(147)
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	242	238
DAC and VOBA amortization,
net of interest	95	90
Broker-dealer expenses incurred	128	113
Total commissions and other
expenses	$465	$441

DAC Deferrals
As a percentage of sales/deposits	5.2%	4.2%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Fee income	$61	$61
Net investment income	229	226
Other revenues (1)	7	6
Total operating revenues	297	293
Operating Expenses
Interest credited	150	145
Commissions and other expenses	102	105
Total operating expenses	252	250
Income (loss) from operations before taxes	45	43
Federal income tax expense (benefit)	5	4
Income (loss) from operations	$40	$39

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2020 to 2019

Income from operations for this segment increased modestly due primarily to lower commissions and other expenses driven by lower incentive compensation as a result of production performance and expense efficiencies. The increase in income from operations was partially offset by lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher investment income on alternative investments within our surplus portfolio and higher fixed account values.

Additional Information

Due to the equity market decline as a result of the impacts of the COVID-19 pandemic, our end of period variable account values decreased 13% from March 31, 2019. We expect declines in average variable account values in the second quarter of 2020.  For more information on the expected and potential impacts to our business, see “Introduction – Executive Summary” above and “Part II – Item 1A. Risk Factors.”

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 11% and 16% for the three months ended March 31, 2020 and 2019, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 21% and 23% as of March 31, 2020 and 2019, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” in our 2019 Form 10-K.

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three
	Months Ended
	March 31,
	2020	2019
Fee Income
Annuity expense assessments	$45	$45
Mutual fund fees	16	16
Total fee income	$61	$61

	For the Three
	Months Ended
	March 31,
	2020	2019
Net Flows By Market
Small market	$141	$189
Mid – large market	790	(283)
Multi-Fund® and other	(260)	(287)
Total net flows	$671	$(381)

	As of or For the Three
	Months Ended
	March 31,
	2020	2019
Variable Account Value Information
Variable annuity deposits (1)	$525	$458
Increases (decreases) in variable annuity
account values:
Net flows (1)	(51)	(130)
Change in market value (1)	(2,974)	1,640
Contract holder assessments (1)	(40)	(37)
Variable annuity account values (1)	13,726	15,820
Average daily variable annuity account
values (1)	16,068	15,393
Average daily S&P 500	3,068	2,719

(1)Excludes the fixed portion of variable.

	As of or For the Three
	Months Ended
	March 31,
	2020	2019
Mutual Fund Account Value Information
Mutual fund deposits	$1,645	$1,580
Mutual fund net flows	678	(189)
Mutual fund account values (1)	34,575	36,065

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and fixed account values (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$208	$207
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	3	3
Surplus investments (2)	18	16
Total net investment income	$229	$226

Interest Credited	$150	$145

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

	For the Three
	Months Ended
	March 31,
	2020	2019
Interest Rate Spread
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	3.95%	4.18%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.05%	0.05%
Net investment income yield on reserves	4.00%	4.23%
Interest rate credited to contract holders	2.87%	2.92%
Interest rate spread	1.13%	1.31%

	As of or For the Three
	Months Ended
	March 31,
	2020	2019
Fixed Account Value Information
Fixed annuity deposits (1)	$609	$458
Increases (decreases) in fixed annuity
account values:
Net flows (1)	44	(61)
Reinvested interest credited (1)	149	142
Contract holder assessments (1)	(3)	(3)
Fixed annuity account values (1)	21,335	19,914
Average fixed account values (1)	20,809	19,841

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Commissions and Other Expenses
Commissions:
Deferrable	$2	$2
Non-deferrable	17	17
General and administrative expenses	76	78
Taxes, licenses and fees	6	7
Total expenses incurred	101	104
DAC deferrals	(6)	(5)
Total expenses recognized before
amortization	95	99
DAC and VOBA amortization,
net of interest	7	6
Total commissions and other
expenses	$102	$105

DAC Deferrals
As a percentage of annuity sales/deposits	0.5%	0.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Insurance premiums (1)	$224	$213
Fee income	893	844
Net investment income	697	643
Operating realized gain (loss) (2)	(3)	(3)
Amortization of deferred gain on
business sold through reinsurance	3	-
Other revenues	7	3
Total operating revenues	1,821	1,700
Operating Expenses
Interest credited	371	354
Benefits	954	902
Commissions and other expenses	287	249
Total operating expenses	1,612	1,505
Income (loss) from operations before taxes	209	195
Federal income tax expense (benefit)	38	38
Income (loss) from operations	$171	$157

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended March 31, 2020 to 2019

Income from operations for this segment increased due primarily to the following:

•Higher fee income due to growth in business in force.

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by the following:

•Higher benefits due to growth in business in force.

•Higher commissions and other expenses driven by higher amortization rates, partially offset by expense efficiencies.

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

Additional Information

We expect higher mortality and lower investment income on alternative investments in 2020 as a result of the impacts of the COVID-19 pandemic. For more information on the expected and potential impacts to our business, see “Introduction – Executive Summary” above and “Part II – Item 1A. Risk Factors.”

For information on interest rate spreads and interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and make it more challenging to meet certain statutory requirements and changes in interest rates may also result in increased contract withdrawals” in our 2019 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force. Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Fee Income
Cost of insurance assessments	$591	$565
Expense assessments	372	376
Surrender charges	9	13
DFEL:
Deferrals	(232)	(214)
Amortization, net of interest:	153	104
Total fee income	$893	$844

	For the Three
	Months Ended
	March 31,
	2020	2019
Sales by Product
UL	$9	$11
MoneyGuard®	34	51
IUL	21	16
VUL	44	52
Term	35	30
Total individual life sales	143	160
Executive Benefits	26	31
Total sales	$169	$191

Net Flows
Deposits	$1,450	$1,537
Withdrawals and deaths	(487)	(517)
Net flows	$963	$1,020

Contract Holder Assessments	$1,279	$1,236

	As of March 31,
	2020	2019
Account Values
General account	$37,405	$36,606
Separate account	14,070	14,514
Total account values	$51,475	$51,120

Average General Account Values	$37,802	$37,003

In-Force Face Amount
UL and other	$356,889	$346,292
Term insurance	486,311	416,789
Total in-force face amount	$843,200	$763,081

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

•UL, IUL and variable universal life insurance (“VUL”) – first-year commissionable premiums plus 5% of excess premiums received;

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$625	$601
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	4	6
Alternative investments (2)	33	1
Surplus investments (3)	35	35
Total net investment income	$697	$643

Interest Credited	$371	$354

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

	For the Three
	Months Ended
	March 31,
	2020	2019
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	4.77%	4.85%
Commercial mortgage loan prepayment
and bond make-whole premiums	0.03%	0.05%
Alternative investments	0.28%	0.01%
Net investment income yield on reserves	5.08%	4.91%
Interest rate credited to contract holders	3.80%	3.69%
Interest rate spread	1.28%	1.22%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Benefits
Death claims direct and assumed	$1,351	$1,166
Death claims ceded	(513)	(427)
Reserves released on death	(218)	(166)
Net death benefits	620	573
Change in secondary guarantee life
insurance product reserves	155	139
Change in MoneyGuard® reserves	113	105
Other benefits (1)	66	85
Total benefits	$954	$902

Death claims per $1,000 of in-force	2.96	3.04

(1)Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products. In addition, benefits include the change in secondary guarantee and linked-benefit life insurance product reserves. These reserves are affected by changes in expected future trends of assessments and benefits causing unlocking adjustments to these liabilities similar to DAC, VOBA and DFEL. Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims. See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2019 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Commissions and Other Expenses
Commissions	$191	$186
General and administrative expenses	141	141
Expenses associated with reserve financing	25	23
Taxes, licenses and fees	43	48
Total expenses incurred	400	398
DAC and VOBA deferrals	(216)	(220)
Total expenses recognized before
amortization	184	178
DAC and VOBA amortization,
net of interest	102	70
Other intangible amortization	1	1
Total commissions and
other expenses	$287	$249

DAC and VOBA Deferrals
As a percentage of sales	127.8%	115.2%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three months ended March 31, 2020, to the corresponding period in 2019, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Insurance premiums	$1,094	$1,023
Net investment income	81	74
Other revenues (1)	49	41
Total operating revenues	1,224	1,138
Operating Expenses
Interest credited	2	1
Benefits	862	753
Commissions and other expenses	310	314
Total operating expenses	1,174	1,068
Income (loss) from operations before taxes	50	70
Federal income tax expense (benefit)	10	15
Income (loss) from operations	$40	$55

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses. In the first quarter of 2020, we recaptured certain disability business that was originally ceded to a third-party reinsurer, which has a corresponding offset in benefits.

	For the Three
	Months Ended
	March 31,
	2020	2019
Income (Loss) from Operations by
Product Line
Life	$(6)	$2
Disability	50	54
Dental	(4)	(1)
Income (loss) from operations	$40	$55

Comparison of the Three Months Ended March 31, 2020 to 2019

Income from operations for this segment decreased due primarily to higher benefits driven by unfavorable mortality and life waiver experience in our life business, and higher incidence and new claims severity in our disability business.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency experience.

•Lower commissions and other expenses driven by lower commission rates as a result of changes in our business mix to products with lower commission rates, expense efficiencies and lower incentive compensation as a result of production performance.

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments within our surplus portfolio.

Additional Information

We expect unfavorable loss ratios in our life and disability businesses in 2020 as a result of the impacts of the COVID-19 pandemic. For more information on the expected and potential impacts to our business, see “Introduction – Executive Summary” above and “Part II – Item 1A. Risk Factors.”

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2019 Form 10-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2019 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Insurance Premiums by Product Line
Life	$412	$371
Disability	613	577
Dental	69	75
Total insurance premiums	$1,094	$1,023

Sales by Product Line
Life	$50	$64
Disability	42	42
Dental	10	13
Total sales	$102	$119

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Benefits and Interest Credited by
Product Line
Life	$327	$265
Disability	485	435
Dental	52	54
Total benefits and interest credited	$864	$754

Loss Ratios by Product Line
Life	79.4%	71.4%
Disability	78.3%	75.4%
Dental	74.6%	72.2%
Total	78.5%	73.7%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. The total loss ratio for the three months ended March 31, 2020, was driven by unfavorable mortality and life waiver experience in our life business, and higher incidence and new claims severity in our disability business.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Commissions and Other Expenses
Commissions	$87	$92
General and administrative expenses	168	173
Taxes, licenses and fees	32	30
Total expenses incurred	287	295
DAC deferrals	(19)	(23)
Total expenses recognized before
amortization	268	272
DAC and VOBA amortization, net of
interest	34	36
Other intangible amortization	8	6
Total commissions and
other expenses	$310	$314

DAC Deferrals
As a percentage of insurance premiums	1.7%	2.2%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Operating Revenues
Insurance premiums (1)	$2	$2
Net investment income	42	51
Other revenues	(6)	4
Total operating revenues	38	57
Operating Expenses
Interest credited	12	15
Benefits	16	20
Other expenses	(22)	24
Interest and debt expense	68	71
Strategic digitization expense	12	15
Total operating expenses	86	145
Income (loss) from operations before taxes	(48)	(88)
Federal income tax expense (benefit)	(1)	(28)
Income (loss) from operations	$(47)	$(60)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2020 to 2019

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses attributable to the effect of changes in our stock price on liabilities related to our deferred compensation plans, as our stock price decreased significantly during the first quarter of 2020, compared to a significant increase during the first quarter of 2019.

The decrease in loss from operations was partially offset by the following:

•Lower other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which decreased during the first quarter of 2020, compared to an increase during the first quarter of 2019.

•Less favorable income tax benefits driven by lower excess tax benefits associated with stock-based compensation and unfavorable market impacts on tax preferred investment income.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decline in excess capital retained by Other Operations.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters – Strategic Digitization Initiative” in our 2019 Form 10-K.

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

Write-downs for impairments decrease the recorded value of investments owned by the business segments. These write-downs are not included in the income from operations of our business segments. When impairment occurs, assets are transferred to the business segments’ portfolios and will reduce the future net investment income for Other Operations. Statutory reserve adjustments for our business segments can also cause allocations of investments between the business segments and Other Operations.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
General and administrative expenses:
Branding	$6	$9
Other (1)	(22)	16
Total general and administrative expenses	(16)	25
Taxes, licenses and fees (2)	(3)	2
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (3)	(3)	(3)
Total other expenses	$(22)	$24

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

For the Three
Months Ended
March 31,
2020		2019
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$51	$38
Total excluded realized gain (loss)	(75)	(400)
Total realized gain (loss), pre-tax	$(24)	$(362)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(60)	$(316)
Benefit ratio unlocking	(349)	142
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(409)	$(174)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain financial assets	$(68)	$(16)
Gain (loss) on the mark-to-market on certain instruments (2)	38	(94)
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(496)	(15)
GLB NPR component	147	(27)
Total variable annuity net derivatives results	(349)	(42)
Indexed annuity forward-starting option	(30)	(22)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(409)	$(174)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)The modified coinsurance (“Modco”) investment portfolio includes fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss).

Comparison of the Three Months Ended March 31, 2020 to 2019

We had higher realized losses due primarily to the following:

•Unfavorable variable annuity net derivatives results attributable to unfavorable hedge program performance due to significantly higher volatility in capital markets, partially offset by favorable GLB NPR component due to our associated reserves increasing and a widening of our credit spread. For more information on market volatility during the quarter, see “Introduction – Executive Summary” above.

•Higher realized losses related to certain financial assets due to an increase in our allowance for credit losses as a result of the adoption of ASU 2016-13.

The higher realized losses were partially offset by gains on the mark-to-market on certain instruments due primarily to favorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

The above components of excluded realized gain (loss) are described net of benefit ratio unlocking, after-tax.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2019 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Financial Assets

See “Part II – Item 7. Management’s Narrative Analysis of the Results of Operations – Realized Gain (Loss) – Realized Gain (Loss) Related to Certain Investments” in our 2019 Form 10-K for a discussion of our realized gain (loss) related to certain financial assets.  For additional information on realized gain (loss) related to certain financial assets, see Note 13.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2019 Form 10-K for a discussion of the mark-to-market on certain instruments. We also recognize the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Variable Annuity Net Derivatives Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2019 Form 10-K for a discussion of our variable annuity net derivatives results and how our NPR adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Variable annuity hedge program assets (liabilities)	$6,529	$1,998	$3,292	$2,418	$1,967

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(3,968)	$620	$(568)	$211	$578
NPR	99	(120)	(37)	(101)	(98)
Embedded derivative reserves	(3,869)	500	(605)	110	480
Insurance benefit reserves	(1,525)	(958)	(1,026)	(911)	(916)
Total variable annuity reserves – asset (liability)	$(5,394)	$(458)	$(1,631)	$(801)	$(436)

10-year credit default swap ("CDS") spread	1.56%	1.14%	1.36%	1.17%	1.43%
NPR factor related to 10-year CDS spread	0.22%	0.13%	0.19%	0.15%	0.18%

(1)Embedded derivative reserves in an asset (liability) position indicate that we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

For information about the effect of changes in the NPR factor on our net income (loss), see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2019 Form 10-K.

See “Critical Accounting Policies and Estimates – Derivatives – GLB” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2019 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Investments
Fixed maturity AFS securities	$102,606	$105,200	75.9%	78.7%
Trading securities	4,019	4,673	3.0%	3.5%
Equity securities	83	103	0.1%	0.1%
Mortgage loans on real estate	16,791	16,339	12.4%	12.2%
Real estate	11	11	0.0%	0.0%
Policy loans	2,571	2,477	1.9%	1.8%
Derivative investments	4,417	1,911	3.3%	1.4%
Alternative investments	1,841	1,821	1.3%	1.4%
Other investments	2,913	1,162	2.1%	0.9%
Total investments	$135,252	$133,697	100.0%	100.0%

Investment Objective

Investments are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K.

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

Fixed Maturity and Equity Securities Portfolios

In 2020, we adopted ASU 2016-13, which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information. Fixed maturity securities consist of portfolios classified as available-for-sale (“AFS”) and trading. Details underlying our fixed maturity AFS securities by industry classification (in millions) are presented in the tables below. These tables agree in total with the presentation of fixed maturity AFS securities in Note 4; however, the categories below represent a more detailed breakout of the fixed maturity AFS portfolio. Therefore, the investment classifications listed below do not agree to the investment categories provided in Note 4.

	As of March 31, 2020
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,209	$1,086	$315	$14,980	14.6%
Basic industry	4,620	319	113	4,826	4.7%
Capital goods	6,747	557	100	7,204	7.0%
Communications	4,284	499	51	4,732	4.6%
Consumer cyclical	5,540	392	166	5,766	5.6%
Consumer non-cyclical	14,614	1,672	173	16,113	15.7%
Energy	6,045	184	769	5,460	5.3%
Technology	4,216	356	36	4,536	4.4%
Transportation	3,380	215	66	3,529	3.4%
Industrial other	1,575	76	37	1,614	1.6%
Utilities	13,687	1,376	112	14,951	14.6%
Government related entities	1,848	299	61	2,086	2.0%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,921	216	-	2,137	2.1%
Non-agency backed	505	17	20	502	0.5%
Mortgage pass through securities ("MPTS"):
Agency backed	588	44	-	632	0.6%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,069	38	9	1,098	1.1%
ABS:
Collateralized loan obligations ("CLOs")	4,022	8	161	3,869	3.8%
Credit card	78	18	4	92	0.1%
Equipment receivables	18	-	1	17	0.0%
Home equity	352	23	14	361	0.4%
Manufactured housing	9	-	-	9	0.0%
Student loans	27	1	-	28	0.1%
Other	753	9	52	710	0.7%
Municipals:
Taxable	4,688	1,103	14	5,777	5.6%
Tax-exempt	109	20	-	129	0.1%
Government:
United States	380	102	-	482	0.5%
Foreign	329	63	3	389	0.4%
Hybrid and redeemable preferred securities	564	51	59	556	0.5%
Total fixed maturity AFS securities	96,197	8,745	2,336	102,606	100.0%
Trading Securities (2)	4,101	226	308	4,019
Equity Securities	121	3	41	83
Total fixed maturity AFS, trading and equity securities	$100,419	$8,974	$2,685	$106,708

	As of December 31, 2019
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (3)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,991	$1,632	$43	$15,580	14.8%
Basic industry	4,570	491	6	5,055	4.8%
Capital goods	6,700	760	10	7,450	7.1%
Communications	4,314	654	7	4,961	4.7%
Consumer cyclical	5,335	536	9	5,862	5.6%
Consumer non-cyclical	14,215	1,813	21	16,007	15.2%
Energy	6,080	649	44	6,685	6.4%
Technology	4,039	382	4	4,417	4.2%
Transportation	3,283	309	2	3,590	3.4%
Industrial other	1,563	98	2	1,659	1.6%
Utilities	13,533	1,861	20	15,374	14.6%
Government related entities	1,794	294	12	2,076	2.0%
CMOs:
Agency backed	1,893	108	9	1,992	1.9%
Non-agency backed	527	49	(18)	594	0.6%
MPTS:
Agency backed	622	33	-	655	0.6%
CMBS:
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,018	44	-	1,062	1.0%
ABS:
CLOs	3,612	7	8	3,611	3.4%
Credit card	78	22	1	99	0.1%
Equipment receivables	20	1	-	21	0.0%
Home equity	369	15	(27)	411	0.4%
Manufactured housing	9	-	-	9	0.0%
Student loans	30	1	-	31	0.0%
Other	692	16	1	707	0.7%
Municipals:
Taxable	4,675	1,091	7	5,759	5.5%
Tax-exempt	103	22	-	125	0.1%
Government:
United States	384	51	-	435	0.4%
Foreign	329	64	-	393	0.4%
Hybrid and redeemable preferred securities	497	82	20	559	0.5%
Total fixed maturity AFS securities	94,295	11,086	181	105,200	100.0%
Trading Securities (2)	4,330	353	10	4,673
Equity Securities	123	5	25	103
Total fixed maturity AFS, trading and equity securities	$98,748	$11,444	$216	$109,976

(1)Represents amortized cost, net of the allowance for credit losses.

(2)Certain of our trading securities support our Modco reinsurance agreements and the investment results are passed directly to the reinsurers. Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2019 Form 10-K for further details.

(3)Other-than-temporary impairment includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of March 31, 2020			As of December 31, 2019
	Rating Agency	Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$52,229	$57,934	56.5%	$51,367	$58,235	55.4%
2	BBB	39,913	40,966	39.9%	39,473	43,460	41.3%
Total investment grade securities		92,142	98,900	96.4%	90,840	101,695	96.7%

Below Investment Grade Securities
3	BB	2,825	2,571	2.5%	2,309	2,388	2.3%
4	B	1,091	1,022	1.0%	960	955	0.9%
5	CCC and lower	105	88	0.1%	158	136	0.1%
6	In or near default	34	25	0.0%	28	26	0.0%
Total below investment grade securities		4,055	3,706	3.6%	3,455	3,505	3.3%
Total fixed maturity AFS securities		$96,197	$102,606	100.0%	$94,295	$105,200	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.2%	3.6%		3.7%	3.3%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of March 31, 2020.

Comparisons between the NAIC designations and rating agency designations are published by the NAIC. The NAIC assigns securities quality designations and uniform valuations, which are used by insurers when preparing their annual statements. The NAIC designations are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s, or rated BBB- or higher by S&P and Fitch) by such ratings organizations. However, securities designated NAIC 1 and 2 could be deemed below investment grade by the rating agencies as a result of the current RBC rules for residential mortgage-backed securities (“RMBS”) and CMBS for statutory reporting. NAIC designations 3 through 6 include bonds generally considered below investment grade (rated Ba1 or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

As of March 31, 2020, and December 31, 2019, 91% and 87%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in other comprehensive income (loss) (“OCI”) on fixed maturity AFS securities as of March 31, 2020, increased by $2.1 billion since December 31, 2019. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

As more fully described in Note 1 in our 2019 Form 10-K and Note 4 herein, we regularly review our investment holdings for impairment. We believe the unrealized loss position as of March 31, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considers the following as part of the evaluation:

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

•The extent to which the fair value has been less than amortized cost;

•Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•Failure, if any, of the issuer of the security to make scheduled payments; and

•Recoveries or additional declines in fair value subsequent to the balance sheet date.

As reported on our Consolidated Balance Sheets, we had $141.5 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $119.7 billion as of March 31, 2020. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $74.5 billion as of March 31, 2020, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2019 Form 10-K and Note 4 herein for additional discussion.

As of March 31, 2020, and December 31, 2019, the estimated fair value for all private placement securities was $16.4 billion and $17.0 billion, respectively, representing 12% and 13% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2019 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

The market value of fixed maturity AFS and trading securities backed by subprime loans was $334 million and represented less than 1% of our total investment portfolio as of March 31, 2020. Fixed maturity AFS securities represented $322 million, or 96%, and trading securities represented $12 million, or 4%, of the subprime exposure as of March 31, 2020. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2020:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$2,509	$2,770	$156	$155	$130	$132	$219	$214	$3,014	$3,271
ABS home equity	1	1	33	31	44	45	274	284	352	361
Total by type (2)(3)	$2,510	$2,771	$189	$186	$174	$177	$493	$498	$3,366	$3,632

Rating
AAA	$2,046	$2,264	$2	$3	$-	$-	$4	$3	$2,052	$2,270
AA	464	507	19	17	14	14	12	12	509	550
A	-	-	16	14	2	2	49	49	67	65
BBB	-	-	4	4	12	12	12	12	28	28
BB and below	-	-	148	148	146	149	416	422	710	719
Total by rating (2)(3)(4)	$2,510	$2,771	$189	$186	$174	$177	$493	$498	$3,366	$3,632

Origination Year
2010 and prior	$670	$754	$172	$170	$173	$176	$493	$498	$1,508	$1,598
2011	85	91	-	-	-	-	-	-	85	91
2012	37	39	-	-	-	-	-	-	37	39
2013	190	208	-	-	-	-	-	-	190	208
2014	69	79	1	1	-	-	-	-	70	80
2015	177	193	15	14	-	-	-	-	192	207
2016	572	616	-	-	1	1	-	-	573	617
2017	288	322	-	-	-	-	-	-	288	322
2018	224	257			-	-	-	-	224	257
2019	182	196	1	1	-	-	-	-	183	197
2020	16	16	-	-	-	-	-	-	16	16
Total by origination
year (2)(3)	$2,510	$2,771	$189	$186	$174	$177	$493	$498	$3,366	$3,632

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									3.5%	3.5%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.9%	0.8%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $181 million and $176 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $158 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $158 million in trading securities consisted of $144 million prime, $1 million Alt-A and $13 million subprime.

(3)Does not include the fair value of trading securities totaling $154 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $154 million in trading securities consisted of $141 million prime, $1 million Alt-A and $12 million subprime.

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

None of these investments included any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative investment portfolio.

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2020:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,069	$1,100	$20	$19	$1,089	$1,119

Rating
AAA	$1,041	$1,074	$4	$4	$1,045	$1,078
AA	28	25	11	10	39	35
A	-	-	5	5	5	5
BB and below	-	1	-	-	-	1
Total by rating (1)(2)(3)	$1,069	$1,100	$20	$19	$1,089	$1,119

Origination Year
2010 and prior	$12	$14	$11	$10	$23	$24
2011	6	6	-	-	6	6
2012	27	27	-	-	27	27
2013	151	151	-	-	151	151
2014	3	3	-	-	3	3
2015	10	10	-	-	10	10
2016	86	87	4	4	90	91
2017	322	335	-	-	322	335
2018	167	181	-	-	167	181
2019	274	276			274	276
2020	11	10	5	5	16	15
Total by origination year (1)(2)	$1,069	$1,100	$20	$19	$1,089	$1,119

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.1%	1.1%

(1)Does not include the amortized cost of trading securities totaling $157 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $157 million in trading securities consisted of $66 million of multiple property CMBS and $91 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $130 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $130 million in trading securities consisted of $54 million of multiple property CMBS and $76 million of single property CMBS.

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

As of March 31, 2020, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $349 million and $407 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of March 31, 2020, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Independent	$1,381	4.6%	$410	17.6%	$971	3.4%
Midstream	1,951	6.4%	239	10.2%	1,712	6.1%
ABS	4,632	15.2%	228	9.8%	4,404	15.6%
Banking	1,585	5.2%	116	5.0%	1,469	5.2%
Finance companies	586	1.9%	104	4.5%	482	1.7%
Chemicals	1,064	3.5%	76	3.3%	988	3.5%
Oil field services	384	1.3%	72	3.1%	312	1.1%
Automotive	864	2.8%	66	2.8%	798	2.8%
Healthcare	1,153	3.8%	63	2.7%	1,090	3.9%
Food and beverage	1,260	4.1%	55	2.3%	1,205	4.3%
Electric	1,434	4.7%	52	2.2%	1,382	4.9%
Government owned, no guarantee	301	1.0%	51	2.2%	250	0.9%
Transportation services	949	3.1%	49	2.1%	900	3.2%
Integrated	434	1.4%	43	1.8%	391	1.4%
Property and casualty	442	1.4%	37	1.6%	405	1.4%
Aerospace and defense	434	1.4%	37	1.6%	397	1.4%
Industrial – other	727	2.4%	37	1.6%	690	2.5%
Technology	1,013	3.3%	36	1.4%	977	3.5%
Life	488	1.6%	33	1.4%	455	1.6%
Entertainment	397	1.3%	33	1.4%	364	1.3%
Project finance	393	1.3%	31	1.3%	362	1.3%
Manufacturing	741	2.4%	30	1.3%	711	2.5%
Consumer products	409	1.4%	28	1.2%	381	1.4%
Metals and mining	417	1.4%	27	1.2%	390	1.4%
Retail	480	1.6%	26	1.1%	454	1.6%
Industries with unrealized losses
less than $25 million	6,564	21.5%	357	15.3%	6,207	22.1%
Total by industry	$30,483	100.0%	$2,336	100.0%	$28,147	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	31.7%		100.0%		27.4%

As of March 31, 2020, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $98 million and $75 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2020
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,178	$750	$16,928	99.8%
Delinquent (1)	-	13	13	0.1%
Foreclosure (2)	-	11	11	0.1%
Total mortgage loans on real estate before ACL	16,178	774	16,952	100.0%
Allowance for credit losses	(126)	(35)	(161)
Total mortgage loans on real estate	$16,052	$739	$16,791

	As of December 31, 2019
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$15,606	$718	$16,324	99.9%
Delinquent (1)	-	9	9	0.1%
Foreclosure (2)	-	8	8	0.0%
Total mortgage loans on real estate before ACL	15,606	735	16,341	100.0%
Allowance for credit losses	-	(2)	(2)
Total mortgage loans on real estate	$15,606	$733	$16,339

(1)As of March 31, 2020, 1 commercial loan and 19 residential loans were delinquent. As of December 31, 2019, 3 commercial loans and 24 residential loans were delinquent.

(2)As of March 31, 2020, no commercial mortgage loans and 25 residential loans were in foreclosure. As of December 31, 2019, no commercial mortgage loans and 14 residential mortgage loans were in foreclosure.

As of March 31, 2020, there were 2 specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and 24 specifically identified impaired residential mortgage loans on real estate also with an aggregate carrying value of $6 million. As of December 31, 2019, there was 1 specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and four specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $1 million.

The total outstanding principal and interest on the commercial mortgage loans on real estate that were two or more payments delinquent as of March 31, 2020, and December 31, 2019, was less than $1 million. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of March 31, 2020, and December 31, 2019, was $24 million and $9 million, respectively. See Note 4 herein for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2020	2019
Segment
Annuities	$5,762	$5,453
Retirement Plan Services	4,136	4,096
Life Insurance	4,130	4,096
Group Protection	1,398	1,361
Other Operations	1,365	1,333
Total mortgage loans on real estate	$16,791	$16,339

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of March 31, 2020			As of March 31, 2020
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,150	32.1%	CA	$3,771	23.5%
Office building	3,996	24.9%	TX	1,814	11.3%
Industrial	3,001	18.7%	NY	1,154	7.2%
Retail	2,669	16.6%	FL	772	4.8%
Other commercial	769	4.8%	MD	737	4.6%
Hotel/Motel	241	1.5%	GA	685	4.3%
Mixed use	226	1.4%	WA	580	3.6%
Total	$16,052	100.0%	TN	575	3.6%
Geographic Region			OH	565	3.5%
Pacific	$4,680	29.2%	PA	559	3.5%
South Atlantic	3,487	21.7%	VA	466	2.9%
West South Central	1,961	12.2%	NC	412	2.6%
Middle Atlantic	1,948	12.1%	IL	367	2.3%
East North Central	1,463	9.1%	OR	330	2.0%
Mountain	772	4.8%	AZ	324	2.0%
East South Central	724	4.5%	MA	319	2.0%
West North Central	507	3.2%	WI	316	2.0%
New England	479	3.0%	Non U.S.	31	0.2%
Non U.S.	31	0.2%	All other states	2,275	14.1%
Total	$16,052	100.0%	Total	$16,052	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of March 31, 2020
	Commercial	Residential	Total	%
Principal Repayment Year
2020	$472	$6	$478	2.8%
2021	1,034	8	1,042	6.2%
2022	947	9	956	5.6%
2023	903	10	913	5.4%
2024	1,254	10	1,264	7.5%
2025 and thereafter	11,558	706	12,264	72.5%
Total	$16,168	$749	$16,917	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Annuities	$6	$1
Retirement Plan Services	4	-
Life Insurance	33	1
Group Protection	4	-
Other Operations	1	1
Total (1)	$48	$3

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2020, and December 31, 2019, alternative investments included investments in 260 and 258 different partnerships, respectively, and the portfolio represented approximately 1% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of March 31, 2020, and December 31, 2019, was $7 million and $9 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Net Investment Income
Fixed maturity AFS securities	$1,075	$1,072
Trading securities	54	34
Equity securities	-	1
Mortgage loans on real estate	170	142
Policy loans	30	32
Invested cash	11	7
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	10	15
Alternative investments (2)	48	3
Consent fees	2	1
Other investments	26	7
Investment income	1,426	1,314
Investment expense	(51)	(63)
Net investment income	$1,375	$1,251

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three
	Months Ended
	March 31,
	2020	2019
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.29%	4.33%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.03%	0.05%
Alternative investments	0.16%	0.01%
Net investment income yield on invested assets	4.48%	4.39%

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

Impairments on Fixed Maturity AFS Securities

See “Critical Accounting Policies and Estimates – Investments – Write-downs for Impairment and Allowances for Credit Losses” above for information on our portfolio management strategy. Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$(20)	$(6)
RMBS	-	(1)
ABS	-	(1)
Gross credit loss expense recognized in net income (loss)	(20)	(8)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-
Net credit loss expense recognized in net income (loss)	$(20)	$(8)

(1)Upon adoption of ASU 2016-13, we recognized credit loss expense incurred as a result of impairments through net income (loss) for the three months ended March 31, 2020. Prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of OTTI through net income (loss) for the three months ended March 31, 2019.

The $20 million of impairments recognized in net income during the three months ended March 31, 2020, were all credit-related impairments. The increase in credit losses was primarily attributable to the destabilization of the energy industry. For more information on current market conditions, see “Introduction – Executive Summary.”

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $455 million and $(1.3) billion for the three months ended March 31, 2020 and 2019, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$305	$200
Lincoln National Reinsurance Company (Barbados) Limited	150	50
Total dividends from subsidiaries	$455	$250

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$33	$14

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$6	$12

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below). Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company. For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Restrictions on Subsidiaries’ Dividends and Other Payments” in our 2019 Form 10-K.

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2019 Form 10-K, our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of March 31, 2020, was approximately $1.9 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 13 in our 2019 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.5 billion to finance a portion of the excess reserves as of March 31, 2020; of this amount, $2.6 billion involve exposure to VIEs. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2019 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Our captive reinsurance and reinsurance subsidiaries free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. The NAIC’s adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017. We adopted the framework for our newly issued term business in 2017 and phased in the framework through January 1, 2020, for all other newly issued life insurance products. We continue to analyze the effects of principles-based reserving on the use of captive reinsurance and reinsurance subsidiaries and third-party reinsurance for reserve financing transactions for our life insurance business. For more information on the NAIC’s adoption of principles-based reserving, see “Part I – Item 1. Business – Regulatory – Insurance Regulation” in our 2019 Form 10-K.

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and interest rates, and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves. We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.

We implemented the NAIC’s changes to the statutory reserving, capital and accounting framework for variable annuities as of January 1, 2020, which did not have a material impact on our statutory capital position or RBC ratios. The NAIC is also considering modifications to the NAIC RBC C-1 capital charges for bonds, which may impact the level of the C-1 related RBC we are required to hold.

For more information, see “Part I – Item 1A. Risk Factors – Federal Regulation – Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements” in our 2019 Form 10-K.

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

Details underlying debt and financing activities (in millions) for the three months ended March 31, 2020, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$300	$-	$(300)	$-	$-	$-

Long-Term Debt
Senior notes	$4,610	$-	$-	$181	$1	$4,792
Bank borrowings	250	500	-	-	(2)	748
Capital securities (2)	1,207	-	-	-	1	1,208
Total long-term debt	$6,067	$500	$-	$181	$-	$6,748

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

During March 2020, we entered into a $500 million floating-rate loan maturing on March 30, 2022. In addition, during March 2020, we unwound the fair value hedge on our 7.00% senior notes due 2040 and entered into two fair value hedges on the same notes, which generated capital deployed for general corporate purposes. For more information on the discontinued hedge, see Note 10. As of March 31, 2020, the holding company had available liquidity of $760 million. Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash, net of commercial paper outstanding. We continue to operate with adequate available liquidity and have access to alternate sources of liquidity, as discussed below in “Alternative Sources of Liquidity.”

For more information about our short-term and long-term debt and our credit facilities and LOCs, see Note 10 herein and Note 13 in our 2019 Form 10-K.

We have not accounted for securities lending transactions or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales. For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 4.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to The Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of March 31, 2020. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2019 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2019 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2019 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of March 31, 2020, the holding company had a net outstanding receivable (payable) of $(1.4) billion from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. The holding company had an average borrowing balance of $697 million from the cash management program during the first quarter of 2020. The holding company had a maximum and minimum amount of financing from the cash management program during the first quarter of 2020 of $1.4 billion and $322 million, respectively. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. LNL had an estimated maximum borrowing capacity of $5.0 billion under the FHLBI facility as of March 31, 2020. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2020, our insurance subsidiaries had investments with a carrying value of $4.5 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 4.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the three months ended March 31, 2020, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have liquidity sources, as discussed above, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt.

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Free cash flow for the holding company generally represents the amount of dividends and interest received from subsidiaries less interest paid on debt.

Details underlying this activity (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Dividends to common stockholders	$79	$76
Repurchase of common stock	225	240
Total cash returned to stockholders	$304	$316

Number of shares repurchased	3.8	3.9

For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2020	2019
Debt service (interest paid)	$60	$61
Capital contribution to subsidiaries	475	-
Total	$535	$61

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance. Although we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection, a continuation of or an acceleration of poor capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K, “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors” herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K. See also “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Current Market Conditions” herein.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 11 in “Part I. – Item 1.”

Item 1A. Risk Factors

Reference is made to “Part I – Item 1A. Risk Factors” in the 2019 Form 10-K for information concerning risk factors. We are updating the risk factors contained in the 2019 Form 10-K to include the risk factor below.

The following risk factor should be read in conjunction with the factors set forth in “Part I – Item 1A. Risk Factors” of the 2019 Form 10-K, in addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language” above. You should carefully consider such factors. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

The impacts of the COVID-19 pandemic, including difficult conditions in the global capital markets and the economy generally, have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the global economy and the company’s business, results of operations and financial condition remain uncertain.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The coronavirus, or COVID-19, pandemic that emerged in the first quarter of 2020 has led to an extreme downturn in and volatility of the financial markets, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity. The severe restriction in economic activity caused by the COVID-19 pandemic and increased levels of unemployment in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors are expected to precipitate a recession, the length and severity of which cannot be predicted.

These economic and business conditions have negatively impacted, and are expected to continue to negatively impact, our account values, investment results, the interest margins of our businesses, estimated gross profits and capital position. Beginning in the second quarter of 2020, we expect that these conditions will negatively impact our sales and demand for certain of our products. Given our credit and equity market exposure, we are exposed to substantial risk of loss and downgrades due to market volatility, which we have already experienced to some degree and expect to continue to experience. In addition, as a result of the pandemic and ensuing conditions, we expect to experience higher mortality, leading to an elevated incidence and level of life insurance claims, as well as increased morbidity, leading to increased disability claims. The closure and/or limited operations of businesses and medical offices has also led to delays in resolving disability claims, which we expect to continue. We may also experience an increase in activity such as surrenders of policies, missed premium payments or 401(k) hardship withdrawals due to changes in consumer behavior as a result of financial stress. Because the vast majority of our employees are currently working from home, along with many of our vendors and customers, and such conditions may continue or may in the future need to be reinstituted, our business operations may be adversely impacted, among other things, due to cybersecurity incidents, technological issues or operational disruptions on the part of our vendors, and we may experience distribution disruptions as we continue to sell our products virtually.

Ultimately, the impacts of the COVID-19 pandemic discussed above are expected to adversely affect earnings as well as our business, results of operations and financial condition. The impacts of the pandemic may also have the effect of increasing the likelihood and/or magnitude of the other risks described in “Part I – Item 1A. Risk Factors” of the 2019 Form 10-K. The severity and duration of the current COVID-19 pandemic, and future outbreaks of COVID-19, and its future direct and indirect effects on the economy and our business and results of operations are uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the Company during the quarter ended March 31, 2020 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
1/1/20 – 1/31/20	-	-	-	$970

2/1/20 – 2/29/20	3,496,478	60.08	3,496,478	1,570

3/1/20 – 3/31/20	313,446	47.86	313,446	1,555

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended March 31, 2020, there were 3,809,924 shares purchased as part of publicly announced plans or programs.

(2)On February 19, 2020, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.66 billion.  As of March 31, 2020, our remaining security repurchase authorization was $1.6 billion. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 96, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2020

3.1	Amended and Restated Bylaws of the Company (effective March 23, 2020) incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 2020.
10.1	Form of Nonqualified Stock Option Agreement for the Chief Executive Officer (“CEO”).*
10.2	Form of Long-Term Incentive Award Program Performance Cycle Agreement for CEO.*
10.3	Form of Restricted Stock Unit Award Agreement for CEO.*
10.4	Form of Nonqualified Stock Option Agreement for Senior Management Committee (“SMC”) (other than CEO).*
10.5	Form of Long-Term Incentive Award Program Performance Cycle Agreement for SMC (other than CEO).*
10.6	Form of Restricted Stock Unit Award Agreement for SMC (other than CEO).*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: May 7, 2020