Form 10-Q
period 2020-06-30
LINCOLN NATIONAL CORP
filed 2020-08-06
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 193,248,120 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2020 – $98,817; 2019 – $94,295; allowance for credit losses: 2020 – $22; 2019 – $0)	$113,519	$105,200
Trading securities	4,651	4,673
Equity securities	87	103
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2020 – $777; 2019 – $0)	16,578	16,339
Policy loans	2,551	2,477
Derivative investments	2,957	1,911
Other investments	4,574	2,994
Total investments	144,917	133,697
Cash and invested cash	4,201	2,563
Deferred acquisition costs and value of business acquired	7,012	7,694
Premiums and fees receivable	490	465
Accrued investment income	1,168	1,148
Reinsurance recoverables, net of allowance for credit losses	16,866	17,144
Funds withheld reinsurance assets	535	536
Goodwill	1,778	1,778
Other assets	15,905	16,170
Separate account assets	146,787	153,566
Total assets	$339,659	$334,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$38,604	$36,420
Other contract holder funds	100,537	98,018
Short-term debt	-	300
Long-term debt	6,736	6,067
Reinsurance related embedded derivatives	245	327
Funds withheld reinsurance liabilities	1,867	1,810
Payables for collateral on investments	7,031	5,082
Other liabilities	17,121	13,482
Separate account liabilities	146,787	153,566
Total liabilities	318,928	315,072

Contingencies and Commitments (See Note 11)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 193,247,103 and 196,668,532 shares
issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	5,081	5,162
Retained earnings	8,327	8,854
Accumulated other comprehensive income (loss)	7,323	5,673
Total stockholders’ equity	20,731	19,689
Total liabilities and stockholders’ equity	$339,659	$334,761

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Insurance premiums	$1,342	$1,398	$2,715	$2,845
Fee income	1,458	1,517	2,997	2,991
Net investment income	1,172	1,355	2,547	2,606
Realized gain (loss):
Total other-than-temporary impairment losses on securities	-	(4)	-	(27)
Portion of loss recognized in other comprehensive income	-	-	-	15
Net other-than-temporary impairment losses on securities
recognized in earnings	-	(4)	-	(12)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(647)	(113)	(671)	(468)
Total realized gain (loss)	(647)	(117)	(671)	(480)
Amortization of deferred gain on business sold through reinsurance	11	8	22	15
Other revenues	181	149	332	298
Total revenues	3,517	4,310	7,942	8,275
Expenses
Interest credited	732	680	1,457	1,358
Benefits	1,725	1,852	4,227	3,610
Commissions and other expenses	1,123	1,272	2,207	2,446
Interest and debt expense	84	70	152	141
Strategic digitization expense	14	15	26	31
Total expenses	3,678	3,889	8,069	7,586
Income (loss) before taxes	(161)	421	(127)	689
Federal income tax expense (benefit)	(67)	58	(85)	73
Net income (loss)	(94)	363	(42)	616
Other comprehensive income (loss), net of tax	4,319	1,883	1,650	3,929
Comprehensive income (loss)	$4,225	$2,246	$1,608	$4,545

Net Income (Loss) Per Common Share
Basic	$(0.49)	$1.80	$(0.22)	$3.03
Diluted	(0.49)	1.79	(0.27)	3.01

Cash Dividends Declared Per Common Share	$0.40	$0.37	$0.80	$0.74

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common Stock
Balance as of beginning-of-period	$5,071	$5,285	$5,162	$5,392
Stock compensation/issued for benefit plans	10	16	19	11
Retirement of common stock/cancellation of shares	-	(60)	(100)	(162)
Balance as of end-of-period	5,081	5,241	5,081	5,241

Retained Earnings
Balance as of beginning-of-period	8,500	8,679	8,854	8,551
Cumulative effect from adoption of new accounting standards	-	-	(203)	-
Net income (loss)	(94)	363	(42)	616
Retirement of common stock	-	(90)	(125)	(138)
Common stock dividends declared	(79)	(74)	(157)	(151)
Balance as of end-of-period	8,327	8,878	8,327	8,878

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	3,004	2,453	5,673	407
Other comprehensive income (loss), net of tax	4,319	1,883	1,650	3,929
Balance as of end-of-period	7,323	4,336	7,323	4,336
Total stockholders’ equity as of end-of-period	$20,731	$18,455	$20,731	$18,455

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(42)	$616
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	671	480
Trading securities purchases, sales and maturities, net	(33)	(2,115)
Amortization of deferred gain on business sold through reinsurance	(22)	(15)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(177)	(109)
Premiums and fees receivable	(25)	17
Accrued investment income	(20)	(27)
Future contract benefits and other contract holder funds	770	(864)
Reinsurance related assets and liabilities	(50)	(457)
Accrued expenses	(296)	(93)
Federal income tax accruals	(85)	(47)
Other	280	52
Net cash provided by (used in) operating activities	971	(2,562)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,732)	(7,243)
Sales of available-for-sale securities and equity securities	1,789	5,114
Maturities of available-for-sale securities	2,389	3,322
Purchases of alternative investments	(165)	(184)
Sales and repayments of alternative investments	81	66
Issuance of mortgage loans on real estate	(1,081)	(2,286)
Repayment and maturities of mortgage loans on real estate	609	407
Issuance (repayment) of policy loans, net	(74)	25
Net change in collateral on investments, derivatives and related settlements	1,910	844
Other	(90)	(124)
Net cash provided by (used in) investing activities	(3,364)	(59)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(1,096)	-
Issuance of long-term debt, net of issuance costs	1,289	-
Payment related to early extinguishment of debt	(13)	-
Proceeds from certain financing arrangements	69	50
Deposits of fixed account values, including the fixed portion of variable	7,271	7,886
Withdrawals of fixed account values, including the fixed portion of variable	(3,314)	(2,975)
Transfers to and from separate accounts, net	216	(894)
Common stock issued for benefit plans	(10)	(24)
Repurchase of common stock	(225)	(300)
Dividends paid to common stockholders	(156)	(153)
Net cash provided by (used in) financing activities	4,031	3,590
Net increase (decrease) in cash, invested cash and restricted cash	1,638	969
Cash, invested cash and restricted cash as of beginning-of-year	2,563	2,345
Cash, invested cash and restricted cash as of end-of-period	$4,201	$3,314

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, especially when considering the risks and uncertainties associated with the coronavirus, or COVID-19, pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
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

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
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

ASU 2020-04, Reference Rate Reform (Topic 848)

The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. Additionally, changes to the critical terms of a hedging relationship affected by reference rate reform will not require entities to de-designate the relationship if certain requirements are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. The amendments are effective for contract modifications made between March 12, 2020, and December 31, 2022.

March 12, 2020 through December 31, 2022

This standard may be elected and applied prospectively as reference rate reform unfolds. We have begun our implementation and are currently evaluating the impact of this ASU on our consolidated financial condition and results of operations.

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and DAC. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2022, and early adoption is permitted. On June 10, 2020, the FASB voted to propose the deferral of the implementation date for ASU 2018-12 by one year to January 1, 2023, for large public SEC filers. If a final amendment is adopted, we will update the effective date accordingly.

		January 1, 2022	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2020			As of December 31, 2019
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$601	$-	1	$613	$-

As of June 30, 2020, and December 31, 2019, there were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.8 billion and $1.9 billion as of June 30, 2020, and December 31, 2019, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $10 million and $13 million as of June 30, 2020, and December 31, 2019, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of less than $1 million for the six months ended June 30, 2020 and 2019, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of June 30, 2020.

4. Investments

Fixed Maturity AFS Securities

In 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses, ACL and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of June 30, 2020
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	ACL	Value
Fixed maturity AFS securities:
Corporate bonds	$82,788	$13,102	$480	$20	$95,390
U.S. government bonds	404	100	-	-	504
State and municipal bonds	4,958	1,437	2	-	6,393
Foreign government bonds	358	81	3	-	436
RMBS	2,951	324	2	1	3,272
CMBS	1,133	94	1	-	1,226
ABS	5,666	111	60	1	5,716
Hybrid and redeemable preferred securities	559	74	51	-	582
Total fixed maturity AFS securities	$98,817	$15,323	$599	$22	$113,519

The amortized cost, gross unrealized gains, losses, OTTI and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,417	$9,479	$184	$(4)	$88,716
U.S. government bonds	384	51	-	-	435
State and municipal bonds	4,778	1,113	7	-	5,884
Foreign government bonds	329	64	-	-	393
RMBS	3,042	190	10	(19)	3,241
CMBS	1,038	45	1	(1)	1,083
ABS	4,810	62	18	(35)	4,889
Hybrid and redeemable preferred securities	497	82	20	-	559
Total fixed maturity AFS securities	$94,295	$11,086	$240	$(59)	$105,200

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

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2020, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,141	$3,171
Due after one year through five years	14,427	15,168
Due after five years through ten years	18,607	20,579
Due after ten years	52,892	64,387
Subtotal	89,067	103,305
Structured securities (RMBS, CMBS, ABS)	9,750	10,214
Total fixed maturity AFS securities	$98,817	$113,519

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$5,916	$364	$732	$116	$6,648	$480
State and municipal bonds	83	2	-	-	83	2
Foreign government bonds	47	3	-	-	47	3
RMBS	69	2	5	-	74	2
CMBS	29	1	1	-	30	1
ABS	3,726	46	331	14	4,057	60
Hybrid and redeemable
preferred securities	102	23	85	28	187	51
Total fixed maturity AFS securities	$9,972	$441	$1,154	$158	$11,126	$599

Total number of fixed maturity AFS securities in an unrealized loss position						1,284

(1)We recognized $1 million of gross unrealized losses in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

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

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$274	$112	51
Six months or greater, but less than nine months	2	1	1
Twelve months or greater	27	16	21
Total	$303	$129	73

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

Our gross unrealized losses on fixed maturity AFS securities increased by $356 million for the six months ended June 30, 2020. As discussed further below, we believe the unrealized loss position as of June 30, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2020, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2020, the unrealized losses associated with our corporate, state and municipal and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2020, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2020, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

Determination of Credit Losses on Corporate Bonds

To determine the recovery value of a corporate bond, CLO or CDO, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2020, and December 31, 2019, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2020, and December 31, 2019, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.9 billion and $3.2 billion, respectively, and a fair value of $3.8 billion and $3.3 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2020, and December 31, 2019, we would have recovered the amortized cost of each corporate bond.

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

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three
	Months Ended
	June 30, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$20	$-	$-	$20
Additions for securities for which credit losses were not
previously recognized	17	1	1	19
Additions from purchases of PCD debt securities (1)	-	-	-	-
Reductions for securities disposed	(17)	-	-	(17)
Balance as of end-of-period (2)	$20	$1	$1	$22

	For the Six
	Months Ended
	June 30, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	37	1	1	39
Additions from purchases of PCD debt securities (1)	-	-	-	-
Reductions for securities disposed	(17)	-	-	(17)
Balance as of end-of-period (2)	$20	$1	$1	$22

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of June 30, 2020, and was excluded from the estimate of credit losses.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2019
Balance as of beginning-of-period	$359	$355
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	5	11
Credit losses on securities for which an
OTTI was previously recognized	-	2
Decreases attributable to:
Securities sold, paid down or matured	(111)	(115)
Balance as of end-of-period	$253	$253

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

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2020			As of December 31, 2019
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,089	$557	$16,646	$15,620	$659	$16,279
30 to 59 days past due	8	46	54	3	27	30
60 to 89 days past due	-	77	77	-	10	10
90 or more days past due	-	43	43	-	16	16
Allowance for credit losses	(236)	(37)	(273)	-	(2)	(2)
Unamortized premium (discount)	(16)	24	8	(17)	23	6
Mark-to-market gains (losses) (1)	23	-	23	-	-	-
Total carrying value	$15,868	$710	$16,578	$15,606	$733	$16,339

(1)Represents the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 24% of commercial mortgage loans on real estate as of June 30, 2020, and December 31, 2019, and Texas, which accounted for 11% of commercial mortgage loans on real estate as of June 30, 2020, and December 31, 2019.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 34% of residential mortgage loans on real estate as of June 30, 2020, and December 31, 2019, and Florida, which accounted for 19% and 20% of residential mortgage loans on real estate as of June 30, 2020, and December 31, 2019, respectively.

As of June 30, 2020, and December 31, 2019, we had 75 and 38 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

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

For our commercial mortgage loans, there was one specifically identified impaired loan with a carrying value of less than $1 million as of June 30, 2020, and December 31, 2019.

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

For our residential mortgage loans, there were 52 specifically identified impaired loans with an aggregate carrying value of $27 million as of June 30, 2020. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2019.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average carrying value for impaired mortgage loans on real estate	$16	$-	$10	$-
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of June 30, 2020		As of January 1, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	ACL	Nonaccrual	ACL	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	44	-	17
Total	$-	$44	$-	$17

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of June 30, 2020			As of December 31, 2019
			Debt-			Debt-
			Service			Service
	Amortized	% of	Coverage	Amortized	% of	Coverage
Loan-to-Value Ratio	Cost	Total	Ratio	Cost	Total	Ratio
Less than 65%	$14,680	91.3%	2.45	$14,206	91.0%	2.35
65% to 74%	1,393	8.7%	1.81	1,399	9.0%	1.87
75% to 100%	8	0.0%	1.14	1	0.0%	1.09
Total	$16,081	100.0%		$15,606	100.0%

The amortized cost of commercial mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	75%	Coverage
	than 65%	Ratio	to 74%	Ratio	to 100%	Ratio	Total
Origination Year
2020	$899	3.28	$59	1.47	$-	-	$958
2019	2,933	2.30	517	1.81	-	-	3,450
2018	2,343	2.23	263	1.45	-	-	2,606
2017	1,815	2.41	172	2.90	-	-	1,987
2016	1,714	2.42	216	1.60	7	1.26	1,937
2015 and prior	4,976	2.53	166	1.68	1	0.57	5,143
Total	$14,680		$1,393		$8		$16,081

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of June 30, 2020		As of December 31, 2019
	Amortized	% of	Amortized	% of
Performance Indicator	Cost	Total	Cost (1)	Total
Performing	$703	94.1%	$718	97.7%
Nonperforming	44	5.9%	17	2.3%
Total	$747	100.0%	$735	100.0%

(1)A valuation allowance of $2 million was established on residential mortgage loans on real estate as of December 31, 2019.

The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$95	$-	$95
2019	402	36	438
2018	206	8	214
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$703	$44	$747

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30, 2020			June 30, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Balance as of beginning-of-period	$126	$35	$161	$-	$2	$2
Impact of adopting ASU 2016-13	-	-	-	62	26	88
Additions from provision for credit
loss expense (1)	3	1	4	174	9	183
Additions from purchases of PCD
mortgage loans on real estate	-	-	-	-	-	-
Additions (reductions) for mortgage
loans on real estate for which credit
losses were previously recognized (1)	107	1	108	-	-	-
Balance as of end-of-period (2)	$236	$37	$273	$236	$37	$273

(1)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $112 million and $183 million for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, we recognized $1 million of credit loss expense related to unfunded commitments for mortgage loans on real estate. For the six months ended June 30, 2020, we recognized no credit loss expense related to unfunded commitments for mortgage loans on real estate.

(2)Accrued interest receivable on mortgage loans on real estate totaled $52 million as of June 30, 2020, and was excluded from the estimate of credit losses.

There were no changes in the allowance for credit losses associated with impaired commercial mortgage loans on real estate for the three and six months ended June 30, 2019.

Alternative Investments

As of June 30, 2020, and December 31, 2019, alternative investments included investments in 263 and 258 different partnerships, respectively, and represented approximately 1% of our total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$-	$(5)	$(20)	$(11)
RMBS	(1)	-	(1)	(1)
ABS	(1)	-	(1)	(1)
Gross credit loss expense recognized in net income (loss)	(2)	(5)	(22)	(13)
Associated amortization of DAC, VOBA, DSI and DFEL	1	1	1	1
Net credit loss expense recognized in net income (loss)	$(1)	$(4)	$(21)	$(12)

(1)For the three and six months ended June 30, 2020, we recognized credit loss expense incurred as a result of impairments through net income (loss), pursuant to ASU 2016-13. For the three and six months ended June 30, 2019, prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of OTTI through net income (loss).

During the three months ended June 30, 2019, we recorded no OTTI recognized in OCI. During the six months ended June 30, 2019, we recorded $15 million of OTTI recognized in OCI.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$2,778	$2,778	$1,388	$1,388
Securities pledged under securities lending agreements (2)	123	118	114	110
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	4,130	6,718	3,580	5,480
Total payables for collateral on investments	$7,031	$9,614	$5,082	$6,978

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2020	2019
Collateral payable for derivative investments	$1,390	$503
Securities pledged under securities lending agreements	9	68
Securities pledged under repurchase agreements	-	6
Investments pledged for FHLBI	550	250
Total increase (decrease) in payables for collateral on investments	$1,949	$827

We have elected not to offset our securities lending transactions in our financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$123	$-	$-	$-	$123
Total gross secured borrowings	$123	$-	$-	$-	$123

	As of December 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Total gross secured borrowings	$114	$-	$-	$-	$114

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2020, the fair value of all collateral received that we are permitted to sell or re-pledge was $26 million. As of June 30, 2020, we have re-pledged none of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of June 30, 2020, our investment commitments were $1.5 billion, which included $1.1 billion of LPs, $328 million of private placement securities and $76 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2020, and December 31, 2019, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.1 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2020, and December 31, 2019, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $18.1 billion and $16.3 billion, respectively, or 13% and 12%, respectively, of total investments, and our investments in securities in the financial services industry with a fair value of $17.9 billion and $16.4 billion, respectively, or 12% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2020			As of December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,432	$245	$839	$2,387	$108	$245
Foreign currency contracts (1)	2,904	487	12	2,874	191	51
Total cash flow hedges	5,336	732	851	5,261	299	296
Fair value hedges:
Interest rate contracts (1)	1,170	1	325	1,261	123	203
Non-Qualifying Hedges
Interest rate contracts (1)	128,298	1,906	154	112,921	1,082	219
Foreign currency contracts (1)	181	9	-	262	1	3
Equity market contracts (1)	60,431	1,717	1,357	43,555	1,442	664
Credit contracts (1)	59	-	-	55	-	-
Embedded derivatives:
GLB direct (2)	-	-	3,086	-	450	-
GLB ceded (2)	-	571	-	-	60	9
Reinsurance related (3)	-	-	245	-	-	327
Indexed annuity and IUL contracts (2) (4)	-	664	2,272	-	927	2,585
Total derivative instruments	$195,475	$5,600	$8,290	$163,315	$4,384	$4,306

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2020
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$15,008	$52,698	$27,065	$35,416	$1,713	$131,900
Foreign currency contracts (2)	118	386	1,002	1,579	-	3,085
Equity market contracts	31,022	17,829	4,907	12	6,661	60,431
Credit contracts	-	59	-	-	-	59
Total derivative instruments
with notional amounts	$46,148	$70,972	$32,974	$37,007	$8,374	$195,475

(1)As of June 30, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of June 30, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 17, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
AFS fixed maturity securities, at fair value	$884	$776	$323	$202
Long-term debt (1)	(948)	(1,035)	(73)	(160)

(1)The balance includes $(377) million and $(118) million of unamortized adjustments from discontinued hedges as of June 30, 2020, and December 31, 2019, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2020	2019
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(11)	$139
Other comprehensive income (loss):
Cash flow hedges:
Interest rate contracts	(461)	(119)
Foreign currency contracts	269	87
Change in foreign currency exchange rate adjustment	97	(5)
Change in DAC, VOBA, DSI and DFEL	(116)	(5)
Income tax benefit (expense)	43	8
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	2
Interest rate contracts (2)	(8)	(1)
Foreign currency contracts (1)	22	15
Foreign currency contracts (3)	8	4
Associated amortization of DAC, VOBA, DSI and DFEL	(19)	(2)
Income tax benefit (expense)	(1)	(4)
Balance as of end-of-period	$(182)	$91

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended June 30,
	2020			2019
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which
the Effects of Fair Value or
Cash Flow Hedges are Recorded	$(647)	$1,172	$84	$(117)	$1,355	$70

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(6)	5	-	34	(49)
Derivatives designated as
hedging instruments	-	6	(5)	-	(34)	49
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	(5)	-	1	-
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	7	11	-	3	8	-

Non-Qualifying Hedges
Interest rate contracts	19	-	-	569	-	-
Equity market contracts	(1,454)	-	-	45	-	-
Credit contracts	(1)	-	-	-	-	-
Embedded derivatives:
GLB	1,353	-	-	(371)	-	-
Reinsurance related	(382)	-	-	(133)	-	-
Indexed annuity and IUL
contracts	(527)	-	-	(110)	-	-

	Gain (Loss) Recognized in Income
	For the Six Months Ended June 30,
	2020			2019
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which
the Effects of Fair Value or
Cash Flow Hedges are Recorded	$(671)	$2,547	$152	$(480)	$2,606	$141

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	121	87	-	58	(83)
Derivatives designated as
hedging instruments	-	(121)	(87)	-	(58)	83
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	(8)	-	2	(1)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	8	22	-	4	15	-

Non-Qualifying Hedges
Interest rate contracts	2,169	-	-	926	-	-
Equity market contracts	(384)	-	-	(413)	-	-
Credit contracts	(5)	-	-	-	-	-
Embedded derivatives:
GLB	(3,016)	-	-	(85)	-	-
Reinsurance related	82	-	-	(307)	-	-
Indexed annuity and IUL
contracts	501	-	-	(349)	-	-

As of June 30, 2020, $20 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2020 and 2019, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of June 30, 2020
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	6/20/2025	(3)	(4)	BBB+	1	$1	$59

As of December 31, 2019
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2024	(3)	(4)	BBB+	1	$1	$55

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2020	2019
Maximum potential payout	$59	$55
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$59	$55

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2020, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2020, or December 31, 2019.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2020		As of December 31, 2019
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$615	$(567)	$441	$(167)
A+	1,407	(653)	555	(339)
A	43	-	36	-
A-	714	(368)	355	(51)
	$2,779	$(1,588)	$1,387	$(557)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of June 30, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$4,131	$1,235	$5,366
Gross amounts offset	(1,174)	-	(1,174)
Net amount of assets	2,957	1,235	4,192
Gross amounts not offset:
Cash collateral	(2,779)	-	(2,779)
Non-cash collateral	-	-	-
Net amount	$178	$1,235	$1,413

Financial Liabilities
Gross amount of recognized liabilities	$1,950	$5,603	$7,553
Gross amounts offset	(233)	-	(233)
Net amount of liabilities	1,717	5,603	7,320
Gross amounts not offset:
Cash collateral	(1,588)	-	(1,588)
Non-cash collateral	-	-	-
Net amount	$129	$5,603	$5,732

	As of December 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$2,619	$1,437	$4,056
Gross amounts offset	(708)	-	(708)
Net amount of assets	1,911	1,437	3,348
Gross amounts not offset:
Cash collateral	(1,387)	-	(1,387)
Non-cash collateral	(242)	-	(242)
Net amount	$282	$1,437	$1,719

Financial Liabilities
Gross amount of recognized liabilities	$1,005	$2,921	$3,926
Gross amounts offset	(138)	-	(138)
Net amount of liabilities	867	2,921	3,788
Gross amounts not offset:
Cash collateral	(557)	-	(557)
Non-cash collateral	-	-	-
Net amount	$310	$2,921	$3,231

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 42% and 67% for the three and six months ended June 30, 2020, respectively, compared to 14% and 11%, respectively, for the corresponding periods in 2019. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction (“DRD”) and tax credits.

For the three and six months ended June 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% primarily due to a tax benefit at 21% from pre-tax losses in addition to the effects of the DRD and tax credits.

For the three and six months ended June 30, 2019, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% primarily due to the effects of the DRD and tax credits.

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

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $6.1 billion and $6.6 billion as of June 30, 2020, and December 31, 2019, respectively, within other assets on our Consolidated Balance Sheets. We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	June 30,	December 31,
	2020	2019
Fixed maturity AFS securities	$1,710	$2,308
Trading securities	3,580	3,534
Equity securities	15	14
Commercial mortgage loans	777	698
Derivative investments	95	130
Other investments	105	94
Cash and invested cash	76	62
Accrued investment income	51	57
Total	$6,409	$6,897

In addition, the portfolio was supported by $188 million of over-collateralization and a $180 million letter of credit as of June 30, 2020.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2020 (1)	2019 (1)
Return of Net Deposits
Total account value	$97,611	$101,601
Net amount at risk (2)	340	71
Average attained age of contract holders	66 years	65 years

Minimum Return
Total account value	$87	$92
Net amount at risk (2)	13	13
Average attained age of contract holders	78 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$24,457	$25,763
Net amount at risk (2)	663	384
Average attained age of contract holders	72 years	71 years

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

	For the Six
	Months Ended
	June 30,
	2020	2019
Balance as of beginning-of-year	$117	$161
Changes in reserves	35	(35)
Benefits paid	(17)	(11)
Balance as of end-of-period	$135	$115

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2020	2019
Asset Type
Domestic equity	$60,993	$64,093
International equity	18,372	19,852
Fixed income	39,824	41,405
Total	$119,189	$125,350

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 37% of total life insurance in-force reserves as of June 30, 2020, and December 31, 2019. UL and VUL products with secondary guarantees represented 37% and 33% of total life insurance sales for the three and six months ended June 30, 2020, respectively, compared to 29% for the corresponding periods in 2019.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Six
	Months Ended
	June 30,
	2020	2019
Balance as of beginning-of-year	$5,552	$5,335
Reinsurance recoverable	152	143
Net balance as of beginning-of-year	5,400	5,192
Incurred related to:
Current year	1,742	1,577
Prior years:
Interest	82	80
All other incurred (1)	(127)	(144)
Total incurred	1,697	1,513
Paid related to:
Current year	(654)	(593)
Prior years	(847)	(810)
Total paid	(1,501)	(1,403)
Net balance as of end-of-period	5,596	5,302
Reinsurance recoverable	155	147
Balance as of end-of-period	$5,751	$5,449

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

10. Debt

Changes in debt (in millions) were as follows:

For the Six
Months Ended
June 30,
2020
Balance as of beginning-of-year	$6,367
LIBOR + 150 bps term loan issued, due 2022	500
Senior notes issued:
3.40% notes, due 2031	500
4.375% notes, due 2050	300
Repayment of 6.25% senior notes, due 2020	(300)
Early extinguishment of 4.85% senior notes, due 2021	(296)
Repayment of LIBOR + 150 bps term loan, due 2022	(500)
Unamortized premiums (discounts)	(1)
Unamortized debt issuance costs	(6)
Unamortized adjustments from discontinued hedges	259
Fair value hedge on interest rate swap agreements	(87)
Balance as of end-of-period	$6,736

Details underlying the recognition of a loss on the early extinguishment of debt (in millions) reported within interest expense on our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020, were as follows:

Principal balance outstanding prior to payoff (1)	$796
Unamortized debt issuance costs and discounts	(2)
Amount paid to retire debt	(809)
Gain (loss) on early extinguishment of debt, pre-tax	$(15)

(1)During the second quarter of 2020, we redeemed our $296 million outstanding principal amount of 4.85% senior notes due 2021 and repaid our $500 million LIBOR + 150 bps term loan due 2022.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2020, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $90 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

12. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common Stock
Balance as of beginning-of-period	193,208,244	202,987,229	196,668,532	205,862,760
Stock issued for exercise of warrants	-	18,493	-	222,023
Stock compensation/issued for benefit plans	38,859	83,405	388,495	893,075
Retirement/cancellation of shares	-	(2,313,396)	(3,809,924)	(6,202,127)
Balance as of end-of-period	193,247,103	200,775,731	193,247,103	200,775,731

Common Stock as of End-of-Period
Basic basis	193,247,103	200,775,731	193,247,103	200,775,731
Diluted basis	193,962,833	202,245,662	193,962,833	202,245,662

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted-average shares, as used in basic calculation	193,228,547	201,498,137	194,152,672	202,886,733
Shares to cover exercise of outstanding warrants	-	57,189	-	115,513
Shares to cover non-vested stock	448,982	831,385	651,289	940,471
Average stock options outstanding during the period	572,544	1,647,523	784,396	1,583,354
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	-	(8,610)	-	(18,893)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(469,928)	(1,119,711)	(586,764)	(1,080,671)
Shares repurchasable from measured but
unrecognized stock option expense	(3,693)	-	(1,846)	(434)
Average deferred compensation shares	-	-	1,236,744	-
Weighted-average shares, as used in diluted calculation (1)	193,776,452	202,905,913	196,236,491	204,426,073

(1)Due to reporting a net loss for the three and six months ended June 30, 2020, basic shares were used in the diluted earnings per share (“EPS”) calculation for these periods, as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. For the six months ended June 30, 2020, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”). Therefore, for our EPS calculation for this period, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock. The amount of this adjustment was $10 million for the six months ended June 30, 2020.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$5,983	$557
Cumulative effect from adoption of new accounting standard	45	-
Unrealized holding gains (losses) arising during the period	3,775	6,933
Change in foreign currency exchange rate adjustment	(93)	3
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(1,351)	(1,903)
Income tax benefit (expense)	(495)	(1,070)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(44)	(12)
Associated amortization of DAC, VOBA, DSI and DFEL	62	(5)
Income tax benefit (expense)	(4)	4
Balance as of end-of-period	$7,850	$4,533
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$45	$33
(Increases) attributable to:
Cumulative effect from adoption of new accounting standard	(45)	-
Gross OTTI recognized in OCI during the period	-	(16)
Change in DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	-	3
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	-	19
Change in DAC, VOBA, DSI and DFEL	-	(3)
Income tax benefit (expense)	-	(3)
Balance as of end-of-period	$-	$34
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(11)	$139
Unrealized holding gains (losses) arising during the period	(192)	(32)
Change in foreign currency exchange rate adjustment	97	(5)
Change in DAC, VOBA, DSI and DFEL	(116)	(5)
Income tax benefit (expense)	43	8
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	23	20
Associated amortization of DAC, VOBA, DSI and DFEL	(19)	(2)
Income tax benefit (expense)	(1)	(4)
Balance as of end-of-period	$(182)	$91
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(17)	$(23)
Foreign currency translation adjustment arising during the period	(11)	-
Balance as of end-of-period	$(28)	$(23)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(327)	$(299)
Adjustment arising during the period	10	-
Balance as of end-of-period	$(317)	$(299)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(44)	$(12)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	62	(5)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	18	(17)	operations before taxes
Income tax benefit (expense)	(4)	4	Federal income tax expense (benefit)
Reclassification, net of income tax	$14	$(13)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$5	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	5	operations before taxes
Income tax benefit (expense)	-	(1)	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$4	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$2	Net investment income
Interest rate contracts	(8)	(1)	Interest and debt expense
Foreign currency contracts	22	15	Net investment income
Foreign currency contracts	8	4	Total realized gain (loss)
Total gross reclassifications	23	20
Associated amortization of DAC,
VOBA, DSI and DFEL	(19)	(2)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	4	18	operations before taxes
Income tax benefit (expense)	(1)	(4)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$3	$14	Net income (loss)

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fixed maturity AFS securities:
Gross gains	$22	$20	$28	$32
Gross losses	(64)	(17)	(72)	(44)
Credit loss expense, net	(2)	-	(22)	-
Gross OTTI	-	(5)	-	(13)
Realized gain (loss) on equity securities (1)	4	2	(14)	7
Credit loss expense on mortgage loans on real estate	(113)	(1)	(183)	(1)
Other gain (loss) on investments	(7)	(5)	(8)	(5)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	18	(5)	43	(7)
Total realized gain (loss) related to certain financial assets	(142)	(11)	(228)	(31)
Realized gain (loss) on the mark-to-market on certain instruments (2)(3)	(6)	(37)	41	(158)
Indexed annuity and IUL contracts net derivatives results: (4)
Gross gain (loss)	(1)	(41)	(50)	(76)
Associated amortization of DAC, VOBA, DSI and DFEL	-	8	15	9
Variable annuity net derivatives results: (5)
Gross gain (loss)	(521)	(43)	(481)	(259)
Associated amortization of DAC, VOBA, DSI and DFEL	23	7	32	35
Total realized gain (loss)	$(647)	$(117)	$(671)	$(480)

(1)Includes market adjustments on equity securities still held of $4 million and $2 million for the three months ended June 30, 2020 and 2019, respectively, and $(13) million and $8 million for the six months ended June 30, 2020 and 2019, respectively.

(2)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding modified coinsurance.

(3)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(2) million for the three months ended June 30, 2020 and $5 million for the six months ended June 30, 2020.

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

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$113,519	$113,519	$105,200	$105,200
Trading securities	4,651	4,651	4,673	4,673
Equity securities	87	87	103	103
Mortgage loans on real estate	16,578	18,392	16,339	16,872
Derivative investments (1)	2,957	2,957	1,911	1,911
Other investments	4,564	4,564	2,983	2,983
Cash and invested cash	4,201	4,201	2,563	2,563
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	571	571	60	60
Indexed annuity ceded embedded derivatives	664	664	927	927
Separate account assets	146,787	146,787	153,566	153,566

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(2,272)	(2,272)	(2,585)	(2,585)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,868)	(1,868)	(1,900)	(1,900)
Account values of certain investment contracts	(40,081)	(57,365)	(38,639)	(46,822)
Short-term debt	-	-	(300)	(304)
Long-term debt	(6,736)	(6,561)	(6,067)	(6,217)
Reinsurance related embedded derivatives	(245)	(245)	(327)	(327)
Other liabilities:
Derivative liabilities (1)	(1,279)	(1,279)	(349)	(349)
GLB direct embedded derivatives	(3,086)	(3,086)	-	-
GLB ceded embedded derivatives	-	-	(9)	(9)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2020, and December 31, 2019, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected (in millions) was as follows:

As of
June 30,
2020
Commercial mortgage loans: (1)
Fair value	$777
Aggregate contractual principal	756

(1)As of June 30, 2020, no loans for which the fair value option has been elected were in non-accrual status and none were more than 90 days past due and still accruing.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2020, or December 31, 2019, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2020
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$91,046	$4,344	$95,390
U.S. government bonds	467	32	5	504
State and municipal bonds	-	6,393	-	6,393
Foreign government bonds	-	350	86	436
RMBS	-	3,270	2	3,272
CMBS	-	1,225	1	1,226
ABS	-	5,292	424	5,716
Hybrid and redeemable preferred securities	75	417	90	582
Mortgage loans on real estate	-	777	-	777
Trading securities	5	3,973	673	4,651
Equity securities	12	46	29	87
Derivative investments (1)	-	2,345	2,020	4,365
Cash and invested cash	-	4,201	-	4,201
Other assets:
GLB ceded embedded derivatives	-	-	571	571
Indexed annuity ceded embedded derivatives	-	-	664	664
Separate account assets	552	146,225	-	146,777
Total assets	$1,111	$265,592	$8,909	$275,612

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(2,272)	$(2,272)
Reinsurance related embedded derivatives	-	(245)	-	(245)
Other liabilities:
Derivative liabilities (1)	-	(1,262)	(1,425)	(2,687)
GLB direct embedded derivatives	-	-	(3,086)	(3,086)
Total liabilities	$-	$(1,507)	$(6,783)	$(8,290)

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

	For the Three Months Ended June 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$4,103	$-	$205	$(14)	50	$4,344
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	87	-	(1)	-	-	86
RMBS	1	-	-	-	1	2
CMBS	1	-	-	-	-	1
ABS	196	-	5	236	(13)	424
Hybrid and redeemable
preferred securities	72	-	4	(4)	18	90
Trading securities	651	28	-	(14)	8	673
Equity securities	30	(1)	-	-	-	29
Derivative investments	2,027	(1,402)	(12)	(18)	-	595
Other assets: (4)
GLB ceded embedded derivatives	728	(157)	-	-	-	571
Indexed annuity ceded embedded derivatives	799	304	-	(439)	-	664
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,380)	(831)	-	(61)	-	(2,272)
Other liabilities – GLB direct embedded
derivatives (4)	(4,596)	1,510	-	-	-	(3,086)
Total, net	$2,724	$(549)	$201	$(314)	$64	$2,126

	For the Three Months Ended June 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$3,521	$1	$24	$171	$(69)	$3,648
Foreign government bonds	110	-	3	-	-	113
CMBS	2	-	-	-	-	2
ABS	178	-	1	259	(118)	320
Hybrid and redeemable
preferred securities	78	-	-	-	-	78
Trading securities	236	2	-	371	(86)	523
Equity securities	25	-	-	43	-	68
Derivative investments	267	71	69	59	-	466
Other assets: (4)
GLB direct embedded derivatives	439	(439)	-	-	-	-
GLB ceded embedded derivatives	50	61	-	-	-	111
Indexed annuity ceded embedded derivatives	872	44	-	(13)	-	903
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,730)	(154)	-	(89)	-	(1,973)
Other liabilities: (4)
GLB direct embedded derivatives	-	(1)				(1)
GLB ceded embedded derivatives	(8)	8	-	-	-	-
Total, net	$4,040	$(407)	$97	$801	$(273)	$4,258

	For the Six Months Ended June 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$4,281	$-	$(180)	$151	$92	$4,344
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	(4)	-	-	86
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	1	258	(103)	424
Hybrid and redeemable
preferred securities	78	-	(2)	(4)	18	90
Trading securities	666	(4)	-	(20)	31	673
Equity securities	30	(1)	-	-	-	29
Derivative investments	868	(405)	267	(135)	-	595
Other assets: (4)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	511	-	-	-	571
Indexed annuity ceded embedded derivatives	927	189	-	(452)	-	664
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,585)	312	-	1	-	(2,272)
Other liabilities: (4)
GLB direct embedded derivatives	-	(3,086)	-	-	-	(3,086)
GLB ceded embedded derivatives	(9)	9	-	-	-	-
Total, net	$5,141	$(2,925)	$82	$(201)	$29	$2,126

	For the Six Months Ended June 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$3,269	$-	$94	$371	$(86)	$3,648
Foreign government bonds	109	-	4	-	-	113
RMBS	7	-	-	-	(7)	-
CMBS	2	-	-	-	-	2
ABS	134	-	1	408	(223)	320
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	2	-	577	(123)	523
Equity securities	25	-	-	43	-	68
Derivative investments	534	(312)	115	129	-	466
Other assets: (4)
GLB direct embedded derivatives	123	(123)	-	-	-	-
GLB ceded embedded derivatives	72	39	-	-	-	111
Indexed annuity ceded embedded derivatives	902	121	-	(120)	-	903
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,305)	(470)	-	(198)	-	(1,973)
Other liabilities – GLB ceded embedded
derivatives (4)	-	(1)	-	-	-	(1)
Total, net	$4,014	$(744)	$217	$1,210	$(439)	$4,258

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)Transfers into or out of Level 3 for fixed maturity AFS and trading securities are reported at amortized cost as of the beginning-of-year. For fixed maturity AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in the prior period.

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$193	$(99)	$(36)	$(43)	$(29)	$(14)
ABS	242	-	-	(6)	-	236
Hybrid and redeemable preferred
securities	-	(4)	-	-	-	(4)
Trading securities	1	-	-	(15)	-	(14)
Equity securities	1	(1)	-	-	-	-
Derivative investments	131	(94)	(55)	-	-	(18)
Other assets – indexed annuity ceded
embedded derivatives	8	-	-	(447)	-	(439)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(92)	-	-	31	-	(61)
Total, net	$484	$(198)	$(91)	$(480)	$(29)	$(314)

	For the Three Months Ended June 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$268	$(16)	$(47)	$(34)	$-	$171
ABS	261	-	-	(2)	-	259
Trading securities	371	-	-	-	-	371
Equity securities	43	-	-	-	-	43
Derivative investments	141	4	(86)	-	-	59
Other assets – indexed annuity ceded
embedded derivatives	21	-	-	(34)	-	(13)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(149)	-	-	60	-	(89)
Total, net	$956	$(12)	$(133)	$(10)	$-	$801

	For the Six Months Ended June 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$529	$(172)	$(34)	$(94)	$(78)	$151
ABS	279	-	-	(21)	-	258
Hybrid and redeemable preferred
securities	-	(4)	-	-	-	(4)
Trading securities	38	(25)	-	(33)	-	(20)
Equity securities	1	(1)	-	-	-	-
Derivative investments	249	(218)	(166)	-	-	(135)
Other assets – indexed annuity ceded
embedded derivatives	17	-	-	(469)	-	(452)
Future contract benefits – indexed annuity			-
and IUL contracts embedded derivatives	(81)	-	-	82	-	1
Total, net	$1,032	$(420)	$(200)	$(535)	$(78)	$(201)

	For the Six Months Ended June 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$535	$(18)	$(54)	$(85)	$(7)	$371
ABS	410	-	-	(2)	-	408
Trading securities	578	-	-	(1)	-	577
Equity securities	43	-	-	-	-	43
Derivative investments	272	(11)	(132)	-	-	129
Other assets – indexed annuity ceded
embedded derivatives	40	-	-	(160)	-	(120)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(296)	-	-	98	-	(198)
Total, net	$1,582	$(29)	$(186)	$(150)	$(7)	$1,210

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GLB	$1,662	$(267)	$(3,205)	$213
Derivative investments	(1,361)	18	(466)	(269)
Embedded derivatives:
Indexed annuity and IUL contracts	230	(44)	308	(76)
Total, net (1)	$531	$(293)	$(3,363)	$(132)

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2020	2020
Fixed maturity AFS securities:
Corporate bonds	$174	$(194)
Foreign government bonds	(1)	(4)
ABS	6	2
Hybrid and redeemable preferred securities	4	(2)
Total, net	$183	$(198)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2020			June 30, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$135	$(85)	$50	$2	$(71)	$(69)
RMBS	1	-	1	-	-	-
ABS	15	(28)	(13)	-	(118)	(118)
Hybrid and redeemable preferred
securities	18	-	18	-	-	-
Trading securities	10	(2)	8	5	(91)	(86)
Total, net	$179	$(115)	$64	$7	$(280)	$(273)

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2020			June 30, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$254	$(162)	$92	$85	$(171)	$(86)
RMBS	1	(10)	(9)	-	(7)	(7)
ABS	20	(123)	(103)	-	(223)	(223)
Hybrid and redeemable preferred
securities	18	-	18	-	-	-
Trading securities	33	(2)	31	5	(128)	(123)
Total, net	$326	$(297)	$29	$90	$(529)	$(439)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2020 and 2019, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2020:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$2,933	Discounted cash flow	Liquidity/duration adjustment (2)	0.1%	-	79.9%	2.8%
Foreign government
bonds	47	Discounted cash flow	Liquidity/duration adjustment (2)	6.2%	-	9.0%	7.8%
ABS	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.7%	-	4.7%	4.7%
Equity securities	22	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.4%	6.0%
Other assets – GLB ceded
embedded derivatives	571	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.02%	-	0.28%	0.20%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

Indexed annuity ceded
embedded derivatives	664	Discounted cash flow	Lapse rate (3)	1%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity and IUL
contracts embedded
derivatives	$(2,272)	Discounted cash flow	Lapse rate (3)	1%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB direct embedded
derivatives	(3,086)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.02%	-	0.28%	0.20%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Operating revenues:
Annuities	$1,037	$1,156	$2,166	$2,330
Retirement Plan Services	282	299	579	592
Life Insurance	1,639	1,802	3,460	3,502
Group Protection	1,199	1,155	2,424	2,293
Other Operations	52	58	90	116
Excluded realized gain (loss), pre-tax	(694)	(161)	(770)	(562)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	2	1	(7)	4
Total revenues	$3,517	$4,310	$7,942	$8,275

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$237	$266	$498	$517
Retirement Plan Services	30	42	69	81
Life Insurance	(37)	168	134	325
Group Protection	39	68	79	123
Other Operations	(82)	(66)	(128)	(127)
Excluded realized gain (loss), after-tax	(548)	(128)	(609)	(443)
Gain (loss) on early extinguishment of debt, after-tax	(12)	-	(12)	-
Benefit ratio unlocking, after-tax	282	46	(67)	188
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(3)	(33)	(6)	(48)
Net income (loss)	$(94)	$363	$(42)	$616

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2020, compared with December 31, 2019, and the results of operations for the three and six months ended June 30, 2020, compared with the corresponding periods in 2019 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020.

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

•Further deterioration in general economic and business conditions that may affect account values, investment results, guaranteed benefit liabilities, premium levels and claims experience;

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

•Further declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits (“EGPs”) and demand for our products;

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

•A decline or continued volatility in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products; an acceleration of the net amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”); and an increase in liabilities related to guaranteed benefit features of our subsidiaries’ variable annuity products;

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

The risks and uncertainties included here are not exhaustive. Our most recent Form 10-K and our Form 10-Q for the quarter ended March 31, 2020, as well as other reports that we file with the SEC, include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020.

Significant operational matters, industry trends and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2019 Form 10-K, and this discussion is further updated by the discussion that follows.

Impact of COVID-19

The COVID-19 pandemic emerged in the United States in the first quarter of 2020 and led to an extreme downturn in and volatility of the capital markets, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity.  The severe restriction in economic activity caused by the COVID-19 pandemic and increased level of unemployment in the United States have contributed to increased volatility and uncertainty regarding expectations for the economy and markets going forward. Although states have begun to gradually ease restrictions and the capital markets have started to recover, it is unclear when the economy and capital markets will operate under normal or near-normal conditions. The National Bureau of Economic Research, a panel of economists charged with officially designating business cycles, announced in June 2020 that a recession began in March 2020, ending the longest expansion period in United States history. While the length and severity of the recession is unknown, the recession is likely to result in businesses and consumers spending less, including on the products the insurance industry markets and sells. As the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition. We continue to expect unfavorable impacts related to, but not limited to, the following areas in 2020:

Mortality and Morbidity

As a result of the impacts of the COVID-19 pandemic, we continue to expect higher mortality in our Life Insurance and Group Protection segments during the remainder of 2020. We also continue to expect increased disability claims and delays in resolving disability claims in our Group Protection segment due to difficulties in obtaining required information or documentation as a result of closure and/or limited operations of businesses and medical offices.

Investment Portfolio

Since the vast majority of our alternative investment portfolio is reported on a one quarter lag, we recorded unfavorable investment income on alternative investments during the second quarter of 2020 given the significant decline in equity markets and energy prices during the first quarter of 2020. See “Consolidated Investments – Alternative Investments” for additional information on our alternative investment portfolio. In addition, continued weakness in the current environment, including, but not limited to, lower global energy and oil prices that have contributed to destabilization of the energy industry, could lead to increased credit defaults, resulting in an increase to our allowance for credit losses (“ACL”) and additional write-downs of financial assets for impairments in our broader investment portfolio.

Earnings from Account Values

Our Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment. Earnings are affected by equity market movements on account values and the related fees we earn on those assets. While the value of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) decreased 20% between December 31, 2019 and March 31, 2020, the S&P 500 has rebounded, increasing 20% between March 31, 2020 and June 30, 2020. In the event of another decline or continued volatility in the equity markets, our income from operations in our Annuities and Retirement Plan Services segments could be negatively impacted by lower asset-based earnings and our net flows could be pressured by unfavorable equity market conditions as well as potential distribution disruption.

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

Actions in Response to COVID-19

We have taken several actions during 2020 to preserve our liquidity and capital position in response to the COVID-19 pandemic and ensuing economic and market conditions. Beginning in the second quarter of 2020, we suspended common stock repurchases under our buyback program. We have announced our intention to continue that suspension for the third quarter of 2020, and we will continue to evaluate the resumption of common stock repurchases for 2020.

Debt financing transactions in the first half of 2020 allowed us to redeem our 2021 and prefund our 2022 senior debt maturities, with our next debt maturity not until 2023.

While the COVID-19 pandemic caused distribution disruption, we efficiently moved to a virtual sales environment across all of our distribution channels beginning in mid-March 2020. In addition, we have accelerated a plan already in place, in light of the low interest rate environment, to shift our new business mix to focus on products in line with our long-term growth strategies (including re-pricing actions and shifting our sales mix towards shorter-duration products, which are less sensitive to interest rates).

We also continue to focus on expense discipline. During the second quarter of 2020, we implemented a plan to significantly reduce expenses in 2020, and we expect to continue to manage expenses aggressively going forward.

Critical Accounting Policies and Estimates

The MD&A included in our 2019 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2019 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2019 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2019 Form 10-K.

If we had unlocked our RTM assumption as of June 30, 2020, we would have recorded favorable unlocking of approximately $75 million, pre-tax, for our Annuities segment, approximately $15 million, pre-tax, for our Retirement Plan Services segment and approximately $5 million, pre-tax, for our Life Insurance segment.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2020:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$559	$99,342	$288	$100,189
Priced by independent broker quotations	-	-	2,938	2,938
Priced by matrices	-	14,563	-	14,563
Priced by other methods (1)	-	-	3,023	3,023
Total	$559	$113,905	$6,249	$120,713

Percent of total	1%	94%	5%	100%

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

We regularly review our fixed maturity available-for-sale (“AFS”) securities for declines in fair value that we determine to be an indication of impairment. Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. In the process of evaluating whether a security with an unrealized loss reflects declines that are related to credit losses, we consider our ability and intent to sell the security prior to a recovery of value. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as AFS. We expect to continue to manage all non-trading investments within our portfolios in a manner that is consistent with the AFS classification.

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

Write-downs and allowances on commercial mortgage loans, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value. All commercial mortgage loans that are impaired are individually reviewed to determine an appropriate ACL. Changing economic conditions affect our valuation of commercial mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the ACL analysis that we perform for monitored loans and may contribute to an increase in the ACL. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify both current and projected future risk based on reasonable and supportable forecasts. Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value reduction. Where warranted, we have increased our ACL based upon this analysis.

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

Guaranteed Living Benefits

Within our individual annuity business, 62% and 64% of our variable annuity account values contained guaranteed living benefit (“GLB”) features as of June 30, 2020 and 2019, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of June 30, 2020 and 2019, 25% and 12%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2020 and 2019, was $1.4 billion and $701 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2019 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$237	$266	$498	$517
Retirement Plan Services	30	42	69	81
Life Insurance	(37)	168	134	325
Group Protection	39	68	79	123
Other Operations	(82)	(66)	(128)	(127)
Excluded realized gain (loss), after-tax	(548)	(128)	(609)	(443)
Gain (loss) on early extinguishment of debt, after-tax	(12)	-	(12)	-
Benefit ratio unlocking, after-tax	282	46	(67)	188
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(3)	(33)	(6)	(48)
Net income (loss)	$(94)	$363	$(42)	$616

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Deposits
Annuities	$2,515	$3,654	$6,211	$7,162
Retirement Plan Services	2,307	2,073	5,086	4,568
Life Insurance	1,428	1,683	2,878	3,221
Total deposits	$6,250	$7,410	$14,175	$14,951

Net Flows
Annuities	$58	$377	$585	$869
Retirement Plan Services	(1,207)	307	(536)	(74)
Life Insurance	1,023	1,217	1,986	2,237
Total net flows	$(126)	$1,901	$2,035	$3,032

	As of June 30,
	2020	2019
Account Values
Annuities	$139,061	$133,844
Retirement Plan Services	76,558	74,014
Life Insurance	53,909	51,869
Total account values	$269,528	$259,727

Comparison of the Three and Six Months Ended June 30, 2020 to 2019

Net income decreased due primarily to the following:

•Higher realized losses.

•Higher benefits driven by unfavorable mortality in our Life Insurance segment, unfavorable experience in our Group Protection segment and growth in benefit reserves in our Annuities segment.

•Investment losses on alternative investments in 2020.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

•Loss on early extinguishment of debt.

The decrease in net income was partially offset by the following:

•Federal income tax benefit in 2020 as compared to expense in 2019.

•Lower acquisition and integration costs incurred associated with our 2018 acquisition.

•Aggressively managing expenses in response to the COVID-19 pandemic.

•Lower incentive compensation expense.

•Growth in average account values, business in force and group earned premiums.

For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$22	$137	$75	$345
Fee income	567	586	1,160	1,154
Net investment income	270	286	595	544
Operating realized gain (loss) (2)	49	46	104	87
Amortization of deferred gain on
business sold through reinsurance	8	8	16	15
Other revenues (3)	121	93	216	185
Total operating revenues	1,037	1,156	2,166	2,330
Operating Expenses
Interest credited	192	163	384	325
Benefits (1)	127	219	297	503
Commissions and other expenses	446	465	911	906
Total operating expenses	765	847	1,592	1,734
Income (loss) from operations before taxes	272	309	574	596
Federal income tax expense (benefit)	35	43	76	79
Income (loss) from operations	$237	$266	$498	$517

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to a Modco reinsurance transaction.

Comparison of the Three Months Ended June 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments within our surplus portfolio in 2020.

•Lower fee income driven by lower average daily variable account values.

•Higher benefits, net of changes in income annuity reserves, due to an increase in the growth in benefit reserves driven primarily by equity market performance and an increase in costs associated with our hedge program.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by expense efficiencies and lower incentive compensation as a result of production performance, partially offset by an increase in amortization expense as a result of higher amortization rates.

Comparison of the Six Months Ended June 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Higher benefits, net of changes in income annuity reserves, due to an increase in the growth in benefit reserves driven primarily by equity market performance and an increase in costs associated with our hedge program.

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments within our surplus portfolio in 2020.

•Higher commissions and other expenses driven by an increase in amortization expense as a result of higher amortization rates, partially offset by expense efficiencies and lower incentive compensation as a result of production performance.

Additional Information

Strategic actions, such as shifting to products with higher returns, to manage our capital and liquidity position and respond in the low interest rate environment have contributed to lower deposits for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, and we expect this trend to continue into the third quarter of 2020.  For more information on the impacts of COVID-19 and the actions management is taking to address COVID-19 impacts, see “Introduction – Executive Summary” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% for the three and six months ended June 30, 2020 and 9% for the three and six months ended June 30, 2019.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fee Income
Mortality, expense and other assessments	$563	$581	$1,151	$1,143
Surrender charges	4	7	11	14
DFEL:
Deferrals	(8)	(10)	(17)	(20)
Amortization, net of interest	8	8	15	17
Total fee income	$567	$586	$1,160	$1,154

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Variable Account Value Information
Variable annuity deposits (1)	$946	$1,324	$2,352	$2,305
Increases (decreases) in variable annuity account values:
Net flows (1)	(938)	(1,264)	(2,084)	(2,627)
Change in market value (1)	12,705	3,333	(2,693)	12,264
Contract holder assessments (1)	(611)	(618)	(1,242)	(1,219)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	232	484	495	1,061
Variable annuity account values (1)	113,526	114,218	113,526	114,218
Average daily variable annuity account values (1)	109,427	112,752	111,932	111,273
Average daily S&P 500 (2)	2,926	2,884	2,997	2,802

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and fixed account values (dollars in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$251	$247	$541	$477
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	6	7	9
Surplus investments (2)	13	33	47	58
Total net investment income	$270	$286	$595	$544

Interest Credited
Amount provided to contract holders	$187	$163	$375	$327
DSI deferrals	(1)	(6)	(3)	(15)
Interest credited before DSI amortization	186	157	372	312
DSI amortization	6	6	12	13
Total interest credited	$192	$163	$384	$325

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest Rate Spread
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	3.69%	4.09%	3.71%	4.03%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.10%	0.09%	0.06%	0.07%
Net investment income yield on reserves	3.79%	4.18%	3.77%	4.10%
Interest rate credited to contract holders	2.26%	2.35%	2.28%	2.37%
Interest rate spread	1.53%	1.83%	1.49%	1.73%

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fixed Account Value Information
Fixed annuity deposits (1)	$1,569	$2,330	$3,859	$4,857
Increases (decreases) in fixed annuity account values:
Net flows (1)	996	1,641	2,669	3,496
Contract holder assessments (1)	(16)	(11)	(29)	(20)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(232)	(484)	(495)	(1,061)
Reinvested interest credited (1)	946	300	23	727
Fixed annuity account values (1)(2)	25,535	19,626	25,535	19,626
Average fixed account values (1)(2)	24,770	18,923	24,182	18,164

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Commissions and Other Expenses
Commissions:
Deferrable	$107	$145	$280	$277
Non-deferrable	139	142	278	278
General and administrative expenses	99	113	210	217
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	1	1	1	2
Taxes, licenses and fees	7	8	18	20
Total expenses incurred, excluding broker-dealer	353	409	787	794
DAC deferrals	(122)	(161)	(313)	(308)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	231	248	474	486
DAC and VOBA amortization, net of interest	101	95	196	184
Broker-dealer expenses incurred	114	122	241	236
Total commissions and other expenses	$446	$465	$911	$906

DAC Deferrals
As a percentage of sales/deposits	4.9%	4.4%	5.0%	4.3%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Fee income	$58	$62	$119	$123
Net investment income	218	231	447	457
Other revenues (1)	6	6	13	12
Total operating revenues	282	299	579	592
Operating Expenses
Interest credited	153	145	303	290
Benefits	1	1	1	1
Commissions and other expenses	95	104	197	209
Total operating expenses	249	250	501	500
Income (loss) from operations before taxes	33	49	78	92
Federal income tax expense (benefit)	3	7	9	11
Income (loss) from operations	$30	$42	$69	$81

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments within our surplus portfolio in 2020 and spread compression due to average new money rates trailing our current portfolio yields.

•Lower fee income driven by lower average daily variable account values.

The decrease in income from operations was partially offset by expense efficiencies and lower incentive compensation as a result of production performance.

Additional Information

For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 19% and 15% for the three and six months ended June 30, 2020, respectively, compared to 10% and 13%, respectively, for the corresponding periods in 2019. During the second quarter of 2020, account values were negatively impacted by two large case terminations in the mid to large market.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 21% and 22% as of June 30, 2020 and 2019, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fee Income
Annuity expense assessments	$42	$45	$87	$90
Mutual fund fees	16	17	32	32
Total expense assessments	58	62	119	122
Surrender charges	-	-	-	1
Total fee income	$58	$62	$119	$123

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Flows By Market
Small market	$30	$25	$171	$213
Mid – large market	(1,084)	532	(294)	249
Multi-Fund® and other	(153)	(250)	(413)	(536)
Total net flows	$(1,207)	$307	$(536)	$(74)

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Variable Account Value Information
Variable annuity deposits (1)	$349	$463	$874	$922
Increases (decreases) in variable annuity account values:
Net flows (1)	(52)	(72)	(103)	(203)
Change in market value (1)	2,388	546	(586)	2,186
Contract holder assessments (1)	(35)	(38)	(75)	(76)
Variable annuity account values (1)	15,952	16,204	15,952	16,204
Average daily variable annuity account values (1)	15,133	15,891	15,601	15,644
Average daily S&P 500	2,926	2,884	2,997	2,802

(1)Excludes the fixed portion of variable.

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Mutual Fund Account Value Information
Mutual fund deposits	$1,141	$1,217	$2,786	$2,796
Mutual fund net flows	(1,220)	456	(542)	268
Mutual fund account values (1)	38,934	37,734	38,934	37,734

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and fixed account values (dollars in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$207	$208	$415	$415
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	3	3	6	6
Surplus investments (2)	8	20	26	36
Total net investment income	$218	$231	$447	$457

Interest Credited	$153	$145	$303	$290

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest Rate Spread
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	3.85%	4.13%	3.90%	4.16%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.06%	0.07%	0.06%	0.06%
Net investment income yield on reserves	3.91%	4.20%	3.96%	4.22%
Interest rate credited to contract holders	2.86%	2.90%	2.88%	2.91%
Interest rate spread	1.05%	1.30%	1.08%	1.31%

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fixed Account Value Information
Fixed annuity deposits (1)	$817	$393	$1,426	$850
Increases (decreases) in fixed annuity account values:
Net flows (1)	65	(77)	109	(139)
Reinvested interest credited (1)	151	145	300	287
Contract holder assessments (1)	(3)	(3)	(6)	(6)
Fixed annuity account values (1)	21,672	20,076	21,672	20,076
Average fixed account values (1)	21,400	19,989	21,071	19,915

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

Benefits

Benefits for this segment include changes in annuity benefit reserves.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$3	$3
Non-deferrable	17	18	34	36
General and administrative expenses	73	79	150	157
Taxes, licenses and fees	4	4	9	10
Total expenses incurred	95	102	196	206
DAC deferrals	(6)	(5)	(12)	(10)
Total expenses recognized before amortization	89	97	184	196
DAC and VOBA amortization, net of interest	6	7	13	13
Total commissions and other expenses	$95	$104	$197	$209

DAC Deferrals
As a percentage of annuity sales/deposits	0.5%	0.6%	0.5%	0.6%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$230	$224	$454	$438
Fee income	830	868	1,723	1,710
Net investment income	577	707	1,274	1,351
Operating realized gain (loss) (2)	(2)	(2)	(5)	(5)
Amortization of deferred gain on
business sold through reinsurance	3	-	6	-
Other revenues	1	5	8	8
Total operating revenues	1,639	1,802	3,460	3,502
Operating Expenses
Interest credited	375	355	746	709
Benefits	1,084	913	2,037	1,814
Commissions and other expenses	232	327	520	576
Total operating expenses	1,691	1,595	3,303	3,099
Income (loss) from operations before taxes	(52)	207	157	403
Federal income tax expense (benefit)	(15)	39	23	78
Income (loss) from operations	$(37)	$168	$134	$325

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three and Six Months Ended June 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force.

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments in 2020, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by lower amortization rates and expense efficiencies.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Term products and other products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”), Actuarial Guideline 38 (“AG38”) and the principles-based reserving framework. For information on strategies we use to reduce the statutory reserve strain, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Insurance Subsidiaries’ Statutory Capital and Surplus” below.

Additional Information

Strategic repricing actions to manage our capital and liquidity in the low interest rate environment have contributed to lower sales for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, and we expect this trend to continue for the remainder of 2020. We also continue to expect higher mortality during the remainder of 2020 as a result of the impacts of the COVID-19 pandemic. For more information on the expected and potential impacts to our business, see “Introduction – Executive Summary” above.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fee Income
Cost of insurance assessments	$594	$565	$1,184	$1,130
Expense assessments	370	393	742	769
Surrender charges	7	10	16	23
DFEL:
Deferrals	(244)	(234)	(475)	(450)
Amortization, net of interest	103	134	256	238
Total fee income	$830	$868	$1,723	$1,710

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales by Product
UL	$5	$15	$14	$26
MoneyGuard®	36	56	70	107
IUL	23	25	44	41
VUL	55	53	98	105
Term	36	37	72	67
Total individual life sales	155	186	298	346
Executive Benefits	4	24	30	55
Total sales	$159	$210	$328	$401

Net Flows
Deposits	$1,428	$1,683	$2,878	$3,221
Withdrawals and deaths	(405)	(466)	(892)	(984)
Net flows	$1,023	$1,217	$1,986	$2,237

Contract Holder Assessments	$1,284	$1,302	$2,563	$2,536

	As of June 30,
	2020	2019
Account Values
General account	$37,388	$36,772
Separate account	16,521	15,097
Total account values	$53,909	$51,869

In-Force Face Amount
UL and other	$357,690	$347,674
Term insurance	505,251	433,706
Total in-force face amount	$862,941	$781,380

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average General Account Values	$37,756	$37,074	$37,779	$37,038

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

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant effect on current quarter income from operations but are indicators of future profitability. For more information on sales, see “Additional Information” above.

Sales in the table above and as discussed above were reported as follows:

•MoneyGuard®, our linked-benefit product – 15% of total expected premium deposits;

•Universal life insurance (“UL”), indexed universal life insurance (“IUL”) and variable universal life insurance (“VUL”) – first-year commissionable premiums plus 5% of excess premiums received;

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$633	$609	$1,258	$1,211
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	8	10	12	16
Alternative investments (2)	(95)	43	(62)	44
Surplus investments (3)	31	45	66	80
Total net investment income	$577	$707	$1,274	$1,351

Interest Credited	$375	$355	$746	$709

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	4.78%	4.87%	4.77%	4.86%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.06%	0.08%	0.05%	0.07%
Alternative investments	-0.78%	0.38%	-0.26%	0.19%
Net investment income yield on reserves	4.06%	5.33%	4.56%	5.12%
Interest rate credited to contract holders	3.81%	3.68%	3.80%	3.68%
Interest rate spread	0.25%	1.65%	0.76%	1.44%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Benefits
Death claims direct and assumed	$1,511	$1,149	$2,861	$2,315
Death claims ceded	(582)	(428)	(1,095)	(855)
Reserves released on death	(187)	(144)	(405)	(310)
Net death benefits	742	577	1,361	1,150
Change in secondary guarantee life insurance product
reserves	150	147	305	286
Change in MoneyGuard® reserves	119	111	232	215
Other benefits (1)	73	78	139	163
Total benefits	$1,084	$913	$2,037	$1,814

Death claims per $1,000 of in-force	3.48	2.99	3.22	3.02

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Commissions and Other Expenses
Commissions	$173	$197	$364	$383
General and administrative expenses	132	152	273	293
Expenses associated with reserve financing	24	23	49	46
Taxes, licenses and fees	39	39	83	87
Total expenses incurred	368	411	769	809
DAC and VOBA deferrals	(202)	(232)	(418)	(452)
Total expenses recognized before amortization	166	179	351	357
DAC and VOBA amortization, net of interest	65	147	167	217
Other intangible amortization	1	1	2	2
Total commissions and other expenses	$232	$327	$520	$576

DAC and VOBA Deferrals
As a percentage of sales	127.0%	110.5%	127.4%	112.7%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2020, to the corresponding periods in 2019, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums	$1,086	$1,032	$2,179	$2,055
Net investment income	69	81	151	154
Other revenues (1)	44	42	94	84
Total operating revenues	1,199	1,155	2,424	2,293
Operating Expenses
Interest credited	1	1	3	3
Benefits	843	758	1,706	1,511
Commissions and other expenses	306	310	615	624
Total operating expenses	1,150	1,069	2,324	2,138
Income (loss) from operations before taxes	49	86	100	155
Federal income tax expense (benefit)	10	18	21	32
Income (loss) from operations	$39	$68	$79	$123

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses. In the first quarter of 2020, we recaptured certain disability business that was originally ceded to a third-party reinsurer, which has a corresponding offset in benefits.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income (Loss) from Operations by Product Line
Life	$(13)	$20	$(19)	$22
Disability	37	51	87	105
Dental	15	(3)	11	(4)
Income (loss) from operations	$39	$68	$79	$123

Comparison of the Three and Six Months Ended June 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by unfavorable experience in our life and disability businesses, partially offset by favorable experience in our dental business.

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments within our surplus portfolio in 2020.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency.

•Lower commissions and other expenses driven by expense efficiencies and lower incentive compensation as a result of production performance.

Additional Information

The total loss ratio for the three and six months ended June 30, 2020, was driven by: unfavorable mortality primarily as a result of the impacts of the COVID-19 pandemic in our life business; and higher incidence and lower claim resolutions, in part due to impacts of COVID-19 in our disability business; partially offset by lower incidence in our dental business due to COVID-19. We continue to expect unfavorable loss ratios in our life business in 2020 as a result of the impacts of the COVID-19 pandemic, and we anticipate morbidity headwinds in our disability business related to the economic environment. For more information on the expected and potential impacts to our business, see “Introduction – Executive Summary” above.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Insurance Premiums by Product Line
Life	$411	$374	$822	$744
Disability	608	584	1,221	1,162
Dental	67	74	136	149
Total insurance premiums	$1,086	$1,032	$2,179	$2,055

Sales by Product Line
Life	$47	$42	$98	$107
Disability	47	40	89	82
Dental	11	13	20	25
Total sales	$105	$95	$207	$214

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Benefits and Interest Credited by Product Line
Life	$338	$265	$666	$531
Disability	479	438	964	873
Dental	27	56	79	110
Total benefits and interest credited	$844	$759	$1,709	$1,514

Loss Ratios by Product Line
Life	82.6%	71.2%	81.0%	71.3%
Disability	78.7%	74.9%	78.5%	75.2%
Dental	40.2%	75.0%	57.7%	73.6%
Total	77.8%	73.6%	78.1%	73.6%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Commissions and Other Expenses
Commissions	$97	$92	$183	$184
General and administrative expenses	168	183	335	355
Taxes, licenses and fees	30	25	62	56
Total expenses incurred	295	300	580	595
DAC deferrals	(23)	(20)	(42)	(43)
Total expenses recognized before amortization	272	280	538	552
DAC and VOBA amortization, net of interest (1)	26	24	60	61
Other intangible amortization	8	6	17	11
Total commissions and other expenses	$306	$310	$615	$624

DAC Deferrals
As a percentage of insurance premiums	2.1%	1.9%	1.9%	2.1%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$5	$5	$7	$7
Net investment income	38	50	80	100
Other revenues	9	3	3	9
Total operating revenues	52	58	90	116
Operating Expenses
Interest credited	11	15	23	30
Benefits	30	25	46	46
Other expenses	36	18	15	41
Interest and debt expense	68	70	137	141
Strategic digitization expense	14	15	26	31
Total operating expenses	159	143	247	289
Income (loss) from operations before taxes	(107)	(85)	(157)	(173)
Federal income tax expense (benefit)	(25)	(19)	(29)	(46)
Income (loss) from operations	$(82)	$(66)	$(128)	$(127)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended June 30, 2020 to 2019

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses attributable to the effect of changes in our stock price on liabilities related to our deferred compensation plans, as our stock price increased significantly during the second quarter of 2020, compared to a less significant increase during the second quarter of 2019.

•Lower net investment income, net of interest credited, driven by investment losses on alternative investments in 2020.

•Higher benefits attributable to unfavorable experience in our run-off disability income business.

The increase in loss from operations was partially offset by higher other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which increased significantly during the second quarter of 2020, compared to a less significant increase during the second quarter of 2019.

Comparison of the Six Months Ended June 30, 2020 to 2019

Loss from operations for Other Operations increased due primarily to the following:

•Less favorable income tax benefits driven by lower excess tax benefits associated with stock-based compensation and unfavorable market impacts on tax preferred investment income.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decline in excess capital retained by Other Operations and investment losses on alternative investments in 2020.

•Lower other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which increased during the six months ended June 30, 2020, compared to a more significant increase during the six months ended June 30, 2019.

The increase in loss from operations was partially offset by the following:

•Lower other expenses attributable to the effect of changes in our stock price on liabilities related to our deferred compensation plans, as our stock price decreased significantly during the six months ended June 30, 2020, compared to an increase during the six months ended June 30, 2019.

•Lower strategic digitization expense as part of our strategic digitization initiative.

•Lower interest and debt expense driven by a decline in average interest rates.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative expenses:
Branding	$13	$11	$19	$21
Other (1)	29	14	8	27
Total general and administrative expenses	42	25	27	48
Taxes, licenses and fees (2)	(3)	(4)	(6)	(1)
Inter-segment reimbursement associated with reserve
financing and LOC expenses (3)	(3)	(3)	(6)	(6)
Total other expenses	$36	$18	$15	$41

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

For the Three			For the Six
Months Ended			Months Ended
June 30,			June 30,
2020		2019	2020	2019
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$47	$44	$99	$82
Total excluded realized gain (loss)	(694)	(161)	(770)	(562)
Total realized gain (loss), pre-tax	$(647)	$(117)	$(671)	$(480)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(548)	$(128)	$(609)	$(443)
Benefit ratio unlocking	282	46	(67)	188
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(266)	$(82)	$(676)	$(255)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain financial assets	$(114)	$(9)	$(181)	$(24)
Realized gain (loss) on the mark-to-market on
certain instruments (2)	(1)	(28)	36	(122)
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	(71)	(19)	(568)	(33)
GLB NPR component	(79)	(2)	69	(30)
Total variable annuity net derivatives results	(150)	(21)	(499)	(63)
Indexed annuity forward-starting option	(1)	(24)	(32)	(46)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$(266)	$(82)	$(676)	$(255)

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

Comparison of the Three Months Ended June 30, 2020 to 2019

We had higher realized losses due primarily to the following:

•Unfavorable variable annuity net derivatives results attributable to unfavorable hedge program performance due to significantly higher volatility in capital markets and unfavorable GLB non-performance risk (“NPR”) component due to our associated reserves decreasing and a narrowing of our credit spread.

•Higher realized losses related to certain financial assets due to an increase in our allowance for credit losses.

Comparison of the Six Months Ended June 30, 2020 to 2019

We had higher realized losses due primarily to the following:

•Unfavorable variable annuity net derivatives results attributable to unfavorable hedge program performance due to significantly higher volatility in capital markets, partially offset by favorable GLB NPR component due to our associated reserves increasing and a widening of our credit spread.

•Higher realized losses related to certain financial assets due to an increase in our allowance for credit losses.

The higher realized losses were partially offset by realized gains on the mark-to-market on certain instruments due primarily to favorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

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

Realized Gain (Loss) Related to Certain Financial Assets

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) – Realized Gain (Loss) Related to Certain Investments” in our 2019 Form 10-K for a discussion of our realized gain (loss) related to certain financial assets.  For additional information on realized gain (loss) related to certain financial assets, see Note 13.

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Variable annuity hedge program assets (liabilities)	$4,903	$6,529	$1,998	$3,292	$2,418

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(2,498)	$(3,968)	$620	$(568)	$211
NPR	(19)	99	(120)	(37)	(101)
Embedded derivative reserves	(2,517)	(3,869)	500	(605)	110
Insurance benefit reserves	(1,239)	(1,525)	(958)	(1,026)	(911)
Total variable annuity reserves – asset (liability)	$(3,756)	$(5,394)	$(458)	$(1,631)	$(801)

10-year credit default swap ("CDS") spread	1.14%	1.56%	1.14%	1.36%	1.17%
NPR factor related to 10-year CDS spread	0.13%	0.22%	0.13%	0.19%	0.15%

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Investments
Fixed maturity AFS securities	$113,519	$105,200	78.3%	78.7%
Trading securities	4,651	4,673	3.2%	3.5%
Equity securities	87	103	0.1%	0.1%
Mortgage loans on real estate	16,578	16,339	11.4%	12.2%
Real estate	10	11	0.0%	0.0%
Policy loans	2,551	2,477	1.8%	1.8%
Derivative investments	2,957	1,911	2.0%	1.4%
Alternative investments	1,723	1,821	1.2%	1.4%
Other investments	2,841	1,162	2.0%	0.9%
Total investments	$144,917	$133,697	100.0%	100.0%

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

	As of June 30, 2020
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,915	$2,205	$67	$17,053	15.0%
Basic industry	4,671	685	18	5,338	4.7%
Capital goods	7,192	1,057	45	8,204	7.2%
Communications	4,257	874	8	5,123	4.5%
Consumer cyclical	5,583	685	44	6,224	5.5%
Consumer non-cyclical	15,120	2,763	45	17,838	15.7%
Energy	5,662	544	146	6,060	5.3%
Technology	4,375	616	11	4,980	4.4%
Transportation	3,408	446	28	3,826	3.4%
Industrial other	1,778	176	18	1,936	1.8%
Utilities	13,929	2,701	16	16,614	14.7%
Government related entities	1,878	350	34	2,194	1.9%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,911	234	-	2,145	1.9%
Non-agency backed	481	40	2	519	0.5%
Mortgage pass through securities ("MPTS"):
Agency backed	558	50	-	608	0.5%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,113	93	1	1,205	1.1%
ABS:
Collateralized loan obligations ("CLOs")	4,300	11	47	4,264	3.8%
Credit card	77	31	1	107	0.1%
Equipment receivables	17	-	-	17	0.0%
Home equity	336	41	2	375	0.3%
Manufactured housing	8	1	-	9	0.0%
Student loans	24	1	-	25	0.0%
Other	903	26	10	919	0.8%
Municipals:
Taxable	4,848	1,417	2	6,263	5.5%
Tax-exempt	110	20	-	130	0.1%
Government:
United States	404	100	-	504	0.4%
Foreign	358	81	3	436	0.4%
Hybrid and redeemable preferred securities	559	74	51	582	0.5%
Total fixed maturity AFS securities	98,795	15,323	599	113,519	100.0%
Trading Securities (2)	4,395	373	117	4,651
Equity Securities	112	3	28	87
Total fixed maturity AFS, trading and equity securities	$103,302	$15,699	$744	$118,257

	As of December 31, 2019
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (3)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,991	$1,632	$43	$15,580	14.8%
Basic industry	4,570	491	6	5,055	4.8%
Capital goods	6,700	760	10	7,450	7.1%
Communications	4,314	654	7	4,961	4.7%
Consumer cyclical	5,335	536	9	5,862	5.6%
Consumer non-cyclical	14,215	1,813	21	16,007	15.2%
Energy	6,080	649	44	6,685	6.4%
Technology	4,039	382	4	4,417	4.2%
Transportation	3,283	309	2	3,590	3.4%
Industrial other	1,563	98	2	1,659	1.6%
Utilities	13,533	1,861	20	15,374	14.6%
Government related entities	1,794	294	12	2,076	2.0%
CMOs:
Agency backed	1,893	108	9	1,992	1.9%
Non-agency backed	527	49	(18)	594	0.6%
MPTS:
Agency backed	622	33	-	655	0.6%
CMBS:
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,018	44	-	1,062	1.0%
ABS:
CLOs	3,612	7	8	3,611	3.4%
Credit card	78	22	1	99	0.1%
Equipment receivables	20	1	-	21	0.0%
Home equity	369	15	(27)	411	0.4%
Manufactured housing	9	-	-	9	0.0%
Student loans	30	1	-	31	0.0%
Other	692	16	1	707	0.7%
Municipals:
Taxable	4,675	1,091	7	5,759	5.5%
Tax-exempt	103	22	-	125	0.1%
Government:
United States	384	51	-	435	0.4%
Foreign	329	64	-	393	0.4%
Hybrid and redeemable preferred securities	497	82	20	559	0.5%
Total fixed maturity AFS securities	94,295	11,086	181	105,200	100.0%
Trading Securities (2)	4,330	353	10	4,673
Equity Securities	123	5	25	103
Total fixed maturity AFS, trading and equity securities	$98,748	$11,444	$216	$109,976

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of June 30, 2020			As of December 31, 2019
	Rating Agency	Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$54,369	$64,178	56.6%	$51,367	$58,235	55.4%
2	BBB	40,259	45,336	39.9%	39,473	43,460	41.3%
Total investment grade securities		94,628	109,514	96.5%	90,840	101,695	96.7%

Below Investment Grade Securities
3	BB	2,882	2,798	2.5%	2,309	2,388	2.3%
4	B	1,150	1,077	0.9%	960	955	0.9%
5	CCC and lower	49	51	0.0%	158	136	0.1%
6	In or near default	86	79	0.1%	28	26	0.0%
Total below investment grade securities		4,167	4,005	3.5%	3,455	3,505	3.3%
Total fixed maturity AFS securities		$98,795	$113,519	100.0%	$94,295	$105,200	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.2%	3.5%		3.7%	3.3%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of June 30, 2020.

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

As of June 30, 2020, and December 31, 2019, 79% and 87%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in other comprehensive income (loss) (“OCI”) on fixed maturity AFS securities as of June 30, 2020, increased by $0.4 billion since December 31, 2019. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

As more fully described in Note 1 in our 2019 Form 10-K and Note 4 herein, we regularly review our investment holdings for impairment. We believe the unrealized loss position as of June 30, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considers the following as part of the evaluation:

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

As reported on our Consolidated Balance Sheets, we had $149.1 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $122.3 billion as of June 30, 2020. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $102.4 billion as of June 30, 2020, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2019 Form 10-K and Note 4 herein for additional discussion.

As of June 30, 2020, and December 31, 2019, the estimated fair value for all private placement securities was $17.8 billion and $17.0 billion, respectively, representing 12% and 13% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2019 Form 10-K for a discussion of our mortgage-backed securities (“MBS”).

The market value of fixed maturity AFS and trading securities backed by subprime loans was $349 million and represented less than 1% of our total investment portfolio as of June 30, 2020. Fixed maturity AFS securities represented $335 million, or 96%, and trading securities represented $14 million, or 4%, of the subprime exposure as of June 30, 2020. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2020:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$2,469	$2,753	$149	$160	$123	$135	$209	$224	$2,950	$3,272
ABS home equity	1	1	32	32	41	45	262	298	336	376
Total by type (2)(3)	$2,470	$2,754	$181	$192	$164	$180	$471	$522	$3,286	$3,648

Rating
AAA	$2,014	$2,252	$2	$3	$-	$-	$3	$3	$2,019	$2,258
AA	456	502	18	19	13	13	10	11	497	545
A	-	-	15	13	2	2	45	46	62	61
BBB	-	-	4	4	12	13	12	12	28	29
BB and below	-	-	142	153	137	152	401	450	680	755
Total by rating (2)(3)(4)	$2,470	$2,754	$181	$192	$164	$180	$471	$522	$3,286	$3,648

Origination Year
2010 and prior	$635	$721	$164	$174	$163	$179	$471	$522	$1,433	$1,596
2011	73	80	-	-	-	-	-	-	73	80
2012	36	37	-	-	-	-	-	-	36	37
2013	185	204	-	-	-	-	-	-	185	204
2014	70	81	1	1	-	-	-	-	71	82
2015	178	198	15	16	-	-	-	-	193	214
2016	573	623	-	-	1	1	-	-	574	624
2017	288	323	-	-	-	-	-	-	288	323
2018	226	263			-	-	-	-	226	263
2019	183	200	1	1	-	-	-	-	184	201
2020	23	24	-	-	-	-	-	-	23	24
Total by origination
year (2)(3)	$2,470	$2,754	$181	$192	$164	$180	$471	$522	$3,286	$3,648

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									3.3%	3.2%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.8%	0.8%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $173 million and $187 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $147 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $147 million in trading securities consisted of $133 million prime, $1 million Alt-A and $13 million subprime.

(3)Does not include the fair value of trading securities totaling $152 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $152 million in trading securities consisted of $138 million prime, $1 million Alt-A and $13 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2020:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,113	$1,206	$20	$20	$1,133	$1,226

Rating
AAA	$1,071	$1,162	$4	$4	$1,075	$1,166
AA	42	43	11	11	53	54
A	-	-	5	5	5	5
BB and below	-	1	-	-	-	1
Total by rating (1)(2)(3)	$1,113	$1,206	$20	$20	$1,133	$1,226

Origination Year
2010 and prior	$12	$14	$11	$11	$23	$25
2011	5	6	-	-	5	6
2012	27	28	-	-	27	28
2013	150	154	-	-	150	154
2014	3	3	-	-	3	3
2015	18	19	-	-	18	19
2016	86	92	4	4	90	96
2017	322	354	-	-	322	354
2018	167	190	-	-	167	190
2019	288	311			288	311
2020	35	35	5	5	40	40
Total by origination year (1)(2)	$1,113	$1,206	$20	$20	$1,133	$1,226

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.1%	1.1%

(1)Does not include the amortized cost of trading securities totaling $157 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $157 million in trading securities consisted of $66 million of multiple property CMBS and $91 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $133 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $133 million in trading securities consisted of $57 million of multiple property CMBS and $76 million of single property CMBS.

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

As of June 30, 2020, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $379 million and $440 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of June 30, 2020, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Independent	$769	6.6%	$96	16.0%	$673	6.0%
ABS	4,103	35.0%	59	9.9%	4,044	36.3%
Finance companies	528	4.5%	48	8.0%	480	4.3%
Aerospace and defense	353	3.0%	35	5.9%	318	2.9%
Banking	270	2.3%	33	5.5%	237	2.1%
Government owned, no guarantee	121	1.0%	29	4.8%	92	0.8%
Healthcare	527	4.5%	26	4.4%	501	4.5%
Midstream	354	3.0%	20	3.3%	334	3.0%
Industrial – other	377	3.2%	18	3.0%	359	3.2%
Integrated	101	0.9%	17	2.8%	84	0.8%
Transportation services	344	2.9%	15	2.5%	329	3.0%
Chemicals	217	1.9%	13	2.2%	204	1.8%
Oil field services	101	0.9%	13	2.2%	88	0.8%
Airlines	156	1.3%	13	2.2%	143	1.3%
Automotive	268	2.3%	11	1.8%	257	2.3%
Property and casualty	86	0.7%	11	1.8%	75	0.7%
Technology	311	2.7%	11	1.8%	300	2.7%
Consumer products	75	0.6%	10	1.7%	65	0.6%
Leisure	191	1.6%	9	1.5%	182	1.6%
Project finance	141	1.2%	9	1.5%	132	1.2%
Retail	66	0.6%	9	1.5%	57	0.5%
Pharmaceuticals	206	1.8%	7	1.2%	199	1.8%
Manufacturing	183	1.6%	7	1.2%	176	1.6%
Lodging	97	0.8%	7	1.2%	90	0.8%
Entertainment	124	1.1%	6	1.0%	118	1.1%
Apartments	61	0.5%	5	0.8%	56	0.5%
Consumer Services	85	0.7%	5	0.8%	80	0.7%
Utility	157	1.3%	5	0.8%	152	1.4%
Industries with unrealized losses
less than $5 million	1,353	11.5%	52	8.7%	1,301	11.7%
Total by industry	$11,725	100.0%	$599	100.0%	$11,126	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	11.9%		100.0%		9.8%

As of June 30, 2020, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $121 million and $110 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2020
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,104	$702	$16,806	99.7%
Delinquent (1)	-	30	30	0.2%
Foreclosure (2)	-	15	15	0.1%
Total mortgage loans on real estate before ACL	16,104	747	16,851	100.0%
Allowance for credit losses	(236)	(37)	(273)
Total mortgage loans on real estate	$15,868	$710	$16,578

	As of December 31, 2019
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$15,606	$718	$16,324	99.9%
Delinquent (1)	-	9	9	0.1%
Foreclosure (2)	-	8	8	0.0%
Total mortgage loans on real estate before ACL	15,606	735	16,341	100.0%
Allowance for credit losses	-	(2)	(2)
Total mortgage loans on real estate	$15,606	$733	$16,339

(1)As of June 30, 2020, 2 commercial loan and 48 residential loans were delinquent. As of December 31, 2019, 3 commercial loans and 24 residential loans were delinquent.

(2)As of June 30, 2020, no commercial mortgage loans and 27 residential loans were in foreclosure. As of December 31, 2019, no commercial mortgage loans and 14 residential mortgage loans were in foreclosure.

As of June 30, 2020, there were 1 specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and 52 specifically identified impaired residential mortgage loans on real estate also with an aggregate carrying value of $27 million. As of December 31, 2019, there was one specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and four specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $1 million.

The total outstanding principal and interest on the commercial mortgage loans on real estate that were two or more payments delinquent as of June 30, 2020, and December 31, 2019, was less than $1 million. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of June 30, 2020, and December 31, 2019, was $29 million and $9 million, respectively. See Note 4 herein for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2020	2019
Segment
Annuities	$5,757	$5,453
Retirement Plan Services	4,103	4,096
Life Insurance	4,027	4,096
Group Protection	1,384	1,361
Other Operations	1,307	1,333
Total mortgage loans on real estate	$16,578	$16,339

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of June 30, 2020			As of June 30, 2020
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,101	32.2%	CA	$3,793	23.9%
Office building	3,957	24.9%	TX	1,731	10.9%
Industrial	2,984	18.8%	NY	1,152	7.3%
Retail	2,595	16.4%	FL	760	4.8%
Other commercial	769	4.8%	MD	719	4.5%
Hotel/Motel	245	1.5%	GA	699	4.4%
Mixed use	217	1.4%	WA	580	3.7%
Total	$15,868	100.0%	TN	554	3.5%
Geographic Region			OH	541	3.4%
Pacific	$4,698	29.6%	PA	537	3.4%
South Atlantic	3,496	22.0%	VA	502	3.2%
West South Central	1,876	11.8%	NC	404	2.6%
Middle Atlantic	1,927	12.2%	IL	359	2.3%
East North Central	1,428	9.0%	AZ	338	2.1%
Mountain	777	4.9%	OR	325	2.0%
East South Central	680	4.3%	WI	323	2.0%
West North Central	476	3.0%	MA	318	2.0%
New England	477	3.0%	Non U.S.	33	0.2%
Non U.S.	33	0.2%	All other states	2,200	13.8%
Total	$15,868	100.0%	Total	$15,868	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of June 30, 2020
	Commercial	Residential	Total	%
Principal Repayment Year
2020	$306	$4	$310	1.9%
2021	918	8	926	5.5%
2022	953	9	962	5.7%
2023	882	10	892	5.3%
2024	1,272	10	1,282	7.6%
2025 and thereafter	11,766	682	12,448	74.0%
Total	$16,097	$723	$16,820	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Annuities	$(13)	$7	$(7)	$8
Retirement Plan Services	(7)	4	(4)	5
Life Insurance	(95)	52	(62)	53
Group Protection	(8)	5	(4)	5
Other Operations	(3)	2	(1)	2
Total (1)	$(126)	$70	$(78)	$73

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2020, and December 31, 2019, alternative investments included investments in 263 and 258 different partnerships, respectively, and the portfolio represented approximately 1% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of June 30, 2020, and December 31, 2019, was $11 million and $9 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Investment Income
Fixed maturity AFS securities	$1,078	$1,073	$2,152	$2,146
Trading securities	47	48	101	82
Equity securities	1	1	2	2
Mortgage loans on real estate	172	154	343	295
Policy loans	31	32	62	64
Invested cash	3	10	13	17
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	20	23	30	38
Alternative investments (2)	(126)	70	(78)	73
Consent fees	1	2	3	3
Other investments	(12)	7	14	14
Investment income	1,215	1,420	2,642	2,734
Investment expense	(43)	(65)	(95)	(128)
Net investment income	$1,172	$1,355	$2,547	$2,606

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.06%	4.35%	4.18%	4.33%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.06%	0.08%	0.05%	0.07%
Alternative investments	-0.40%	0.24%	-0.13%	0.13%
Net investment income yield on invested assets	3.72%	4.67%	4.10%	4.53%

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$-	$(5)	$(20)	$(11)
RMBS	(1)	-	(1)	(1)
ABS	(1)	-	(1)	(1)
Gross credit loss expense recognized in net income (loss)	(2)	(5)	(22)	(13)
Associated amortization of DAC, VOBA, DSI and DFEL	1	1	1	1
Net credit loss expense recognized in net income (loss)	$(1)	$(4)	$(21)	$(12)

(1)Upon adoption of ASU 2016-13, we recognized credit loss expense incurred as a result of impairments through net income (loss) for the three and six months ended June 30, 2020. Prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of other-than-temporary impairment (“OTTI”) through net income (loss) for the three and six months ended June 30, 2019.

The $22 million of impairments recognized in net income during the six months ended June 30, 2020, were all credit-related impairments. The increase in credit losses was primarily attributable to the destabilization of the energy industry. For more information on current market conditions, see “Introduction – Executive Summary.”

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Overview

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $971 million and $(2.6) billion for the six months ended June 30, 2020 and 2019, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC is largely dependent upon the dividend capacity of its insurance subsidiaries as well as their ability to advance or repay funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance. The sources of liquidity and cash flow of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.

Disruptions, uncertainty or volatility in the capital and credit markets, including any current or future impacts related to the COVID-19 pandemic, may materially affect our business operations and results of operations. These poor market conditions may reduce our insurance subsidiaries’ statutory surplus and RBC requiring them to retain more capital and may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities. Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash. As of June 30, 2020, the holding company had available liquidity of $774 million, which includes amounts related to the pre-funding of our $300 million senior notes due 2022. Based on the sources of liquidity and cash flow available to us as discussed below, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection. For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K, “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020. See also “Introduction – Executive Summary” for a discussion on the impacts of and actions taken in response to the COVID-19 pandemic.

Sources of Liquidity and Cash Flow

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$100	$200	$405	$400
Lincoln National Reinsurance Company (Barbados) Limited	-	35	150	85
Total dividends from subsidiaries	$100	$235	$555	$485

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$30	$32	$63	$47

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$1	$2	$7	$(10)

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2019 Form 10-K, our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of June 30, 2020, was approximately $2.1 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($161 million will expire in 2024 and $1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 13 in our 2019 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.5 billion to finance a portion of the excess reserves as of June 30, 2020; of this amount, $2.6 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2019 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

Details underlying debt and financing activities (in millions) for the six months ended June 30, 2020, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$300	$-	$(300)	$-	$-	$-

Long-Term Debt
Senior notes	$4,610	$800	$(296)	$172	$(7)	$5,279
Bank borrowings	250	500	(500)	-	(1)	249
Capital securities (2)	1,207	-	-	-	1	1,208
Total long-term debt	$6,067	$1,300	$(796)	$172	$(7)	$6,736

(1)Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the capital securities.

During March 2020, we entered into a $500 million floating-rate loan maturing on March 30, 2022 (the “2022 Term Loan”). In addition, during March 2020, we unwound the fair value hedge on our 7.00% senior notes due 2040 and entered into two fair value hedges on the same notes, which generated capital deployed for general corporate purposes. On May 15, 2020, we completed the issuance and sale of $500 million aggregate principal amount of our 3.40% senior notes due 2031 and $300 million aggregate principal amount of our 4.375% senior notes due 2050. We used the net proceeds from the offering to fund the redemption of our $296 million 4.85% senior notes due 2021 and to repay the 2022 Term Loan.

For more information about our short-term and long-term debt, including the discontinued fair value hedge, and our credit facilities and LOCs, see Note 10 herein and Note 13 in our 2019 Form 10-K.

We have not accounted for securities lending transactions or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales. For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 4.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to The Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of June 30, 2020. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2019 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2019 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2019 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of June 30, 2020, the holding company had a net outstanding receivable (payable) of $(1.2) billion from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. The holding company had an average borrowing balance of $1.3 billion from the cash management program during the second quarter of 2020. The holding company had a maximum and minimum amount of financing from the cash management program during the second quarter of 2020 of $1.4 billion and $1.0 billion, respectively. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2020, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.3 billion. As of June 30, 2020, our insurance subsidiaries had investments with a carrying value of $4.3 billion out on loan or subject to repurchase agreements. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash, short-term investments or fixed maturity securities. For additional details, see “Payables for Collateral on Investments” in Note 4.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the six months ended June 30, 2020, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources, in addition to those discussed above, of approximately $2.0 billion to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt.

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Free cash flow for the holding company generally represents the amount of dividends and interest received from subsidiaries less interest paid on debt. Beginning in the second quarter of 2020, we suspended common stock repurchases under our buyback program. We have announced our intention to continue that suspension for the third quarter of 2020, and we will continue to evaluate the resumption of common stock repurchases for 2020. For more information regarding share repurchases, see “Introduction – Executive Summary” above and “Part II – Item 2(c)” below.

Details underlying this activity (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Dividends to common stockholders	$77	$75	$156	$150
Repurchase of common stock	-	150	225	390
Total cash returned to stockholders	$77	$225	$381	$540

Number of shares repurchased	-	2.3	3.8	6.2

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Debt service (interest paid)	$92	$84	$151	$145
Capital contribution to subsidiaries	-	-	475	-
Total	$92	$84	$626	$145

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K. See also “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Impact of COVID-19” herein.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 11 in “Part I – Item 1.”

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language” above, you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2019, and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the Company during the quarter ended June 30, 2020 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
4/1/20 – 4/30/20	-	-	-	$1,555

5/1/20 – 5/31/20	-	-	-	1,555

6/1/20 – 6/30/20	-	-	-	1,239

(1)No shares were repurchased by the Company in the second quarter of 2020. We have temporarily suspended common stock repurchases under our existing repurchase authorization; however, we will continue to evaluate the resumption of share repurchases under the existing Board authorization.

(2)On February 19, 2020, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.66 billion.  As of June 30, 2020, our remaining security repurchase authorization was $1.2 billion, which reflects the repurchase of a portion of our outstanding debt securities through the redemption in June 2020 of the remaining outstanding amount of our 4.85% senior notes due 2021. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 99, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2020

4.1	Form of 3.400% Senior Notes due 2031, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.
4.2	Form of 4.375% Senior Notes due 2050, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.
10.1

Lincoln National Corporation 2020 Incentive Compensation Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-239117) filed with the SEC on June 12, 2020.*

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
Dated: August 6, 2020