Form 10-Q
period 2020-09-30
LINCOLN NATIONAL CORP
filed 2020-11-05
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 193,265,350 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2020 – $101,885; 2019 – $94,295; allowance for credit losses: 2020 – $12; 2019 – $0)	$118,252	$105,200
Trading securities	4,633	4,673
Equity securities	122	103
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2020 – $794; 2019 – $0)	16,541	16,339
Policy loans	2,527	2,477
Derivative investments	3,236	1,911
Other investments	4,204	2,994
Total investments	149,515	133,697
Cash and invested cash	2,595	2,563
Deferred acquisition costs and value of business acquired	6,307	7,694
Premiums and fees receivable	498	465
Accrued investment income	1,320	1,148
Reinsurance recoverables, net of allowance for credit losses	16,610	17,144
Funds withheld reinsurance assets	539	536
Goodwill	1,778	1,778
Other assets	15,667	16,170
Separate account assets	152,975	153,566
Total assets	$347,804	$334,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$40,089	$36,420
Other contract holder funds	102,568	98,018
Short-term debt	-	300
Long-term debt	6,714	6,067
Reinsurance related embedded derivatives	334	327
Funds withheld reinsurance liabilities	1,910	1,810
Payables for collateral on investments	6,435	5,082
Other liabilities	15,230	13,482
Separate account liabilities	152,975	153,566
Total liabilities	326,255	315,072

Contingencies and Commitments (See Note 11)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 193,254,948 and 196,668,532 shares
issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	5,093	5,162
Retained earnings	8,647	8,854
Accumulated other comprehensive income (loss)	7,809	5,673
Total stockholders’ equity	21,549	19,689
Total liabilities and stockholders’ equity	$347,804	$334,761

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Insurance premiums	$1,293	$1,325	$4,008	$4,170
Fee income	1,815	1,934	4,812	4,925
Net investment income	1,458	1,235	4,005	3,842
Realized gain (loss):
Total other-than-temporary impairment losses on securities	-	(2)	-	(29)
Portion of loss recognized in other comprehensive income	-	-	-	15
Net other-than-temporary impairment losses on securities
recognized in earnings	-	(2)	-	(14)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	629	(9)	(43)	(477)
Total realized gain (loss)	629	(11)	(43)	(491)
Amortization of deferred gain on business sold through reinsurance	11	8	32	23
Other revenues	155	147	489	444
Total revenues	5,361	4,638	13,303	12,913
Expenses
Interest credited	732	705	2,189	2,063
Benefits	2,484	2,502	6,710	6,112
Commissions and other expenses	1,599	1,552	3,807	3,999
Interest and debt expense	66	113	218	254
Strategic digitization expense	20	16	45	47
Total expenses	4,901	4,888	12,969	12,475
Income (loss) before taxes	460	(250)	334	438
Federal income tax expense (benefit)	62	(89)	(22)	(16)
Net income (loss)	398	(161)	356	454
Other comprehensive income (loss), net of tax	486	1,912	2,136	5,841
Comprehensive income (loss)	$884	$1,751	$2,492	$6,295

Net Income (Loss) Per Common Share
Basic	$2.06	$(0.81)	$1.84	$2.25
Diluted	2.01	(0.83)	1.74	2.24

Cash Dividends Declared Per Common Share	$0.40	$0.37	$1.20	$1.11

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common Stock
Balance as of beginning-of-period	$5,081	$5,241	$5,162	$5,392
Stock compensation/issued for benefit plans	12	17	31	28
Retirement of common stock/cancellation of shares	-	(66)	(100)	(228)
Balance as of end-of-period	5,093	5,192	5,093	5,192

Retained Earnings
Balance as of beginning-of-period	8,327	8,878	8,854	8,551
Cumulative effect from adoption of new accounting standards	-	-	(203)	-
Net income (loss)	398	(161)	356	454
Retirement of common stock	-	(84)	(125)	(222)
Common stock dividends declared	(78)	(74)	(235)	(224)
Balance as of end-of-period	8,647	8,559	8,647	8,559

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	7,323	4,336	5,673	407
Other comprehensive income (loss), net of tax	486	1,912	2,136	5,841
Balance as of end-of-period	7,809	6,248	7,809	6,248
Total stockholders’ equity as of end-of-period	$21,549	$19,999	$21,549	$19,999

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$356	$454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	43	491
Trading securities purchases, sales and maturities, net	37	(2,539)
Amortization of deferred gain on business sold through reinsurance	(32)	(23)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	15	(246)
Premiums and fees receivable	(33)	130
Accrued investment income	(145)	(63)
Future contract benefits and other contract holder funds	(2)	(600)
Reinsurance related assets and liabilities	246	(488)
Accrued expenses	(201)	(10)
Federal income tax accruals	(42)	(231)
Other	99	268
Net cash provided by (used in) operating activities	341	(2,857)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(12,694)	(11,315)
Sales of available-for-sale securities and equity securities	1,549	6,480
Maturities of available-for-sale securities	3,710	5,027
Purchases of alternative investments	(265)	(344)
Sales and repayments of alternative investments	116	104
Issuance of mortgage loans on real estate	(1,231)	(3,459)
Repayment and maturities of mortgage loans on real estate	856	758
Issuance (repayment) of policy loans, net	(50)	35
Net change in collateral on investments, derivatives and related settlements	1,680	623
Other	(116)	(194)
Net cash provided by (used in) investing activities	(6,445)	(2,285)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(1,096)	(108)
Issuance of long-term debt, net of issuance costs	1,289	495
Payment related to early extinguishment of debt	(13)	(42)
Proceeds from certain financing arrangements	69	50
Deposits of fixed account values, including the fixed portion of variable	10,559	11,564
Withdrawals of fixed account values, including the fixed portion of variable	(4,625)	(4,384)
Transfers to and from separate accounts, net	427	(1,142)
Common stock issued for benefit plans	(11)	(20)
Repurchase of common stock	(225)	(450)
Dividends paid to common stockholders	(233)	(227)
Other	(5)	-
Net cash provided by (used in) financing activities	6,136	5,736
Net increase (decrease) in cash, invested cash and restricted cash	32	594
Cash, invested cash and restricted cash as of beginning-of-year	2,563	2,345
Cash, invested cash and restricted cash as of end-of-period	$2,595	$2,939

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, especially when considering the risks and uncertainties associated with the coronavirus, or COVID-19, pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

January 1, 2020

The adoption of this standard and related amendments resulted in the recognition of a cumulative effect decrease of $218 million, net of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), deferred front-end loads (“DFEL”) and changes in other contract holder funds, after-tax, to retained earnings. The overall adjustment recorded our allowance for credit losses as of the date of adoption, primarily related to commercial and residential mortgage loans, as well as reinsurance recoverables. Upon adoption of the standard, the concept of other-than-temporary impairment (“OTTI”) no longer exists; however, our prior period presentation herein is reflective of OTTI recorded in those periods.

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

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and DAC. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2022, and early adoption is permitted. On September 30, 2020, the FASB approved their proposal to defer the effective date for large public SEC filers to January 1, 2023. The FASB is expected to issue a final amendment to the ASU later in 2020. Once amended, we will update our projected date of adoption accordingly.

		January 1, 2022	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2020			As of December 31, 2019
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$608	$-	1	$613	$-

As of September 30, 2020, and December 31, 2019, there were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $1.9 billion as of September 30, 2020, and December 31, 2019. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $8 million and $13 million as of September 30, 2020, and December 31, 2019, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of $1 million for the nine months ended September 30, 2020 and 2019, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

Our exposure to loss is limited to the capital we invest in the LPs and LLCs, and there have been no indicators of impairment that would require us to recognize an impairment loss related to the LPs and LLCs as of September 30, 2020.

4. Investments

Fixed Maturity AFS Securities

In 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information.

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of September 30, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$84,658	$14,437	$367	$11	$98,717
U.S. government bonds	397	99	-	-	496
State and municipal bonds	5,257	1,520	3	-	6,774
Foreign government bonds	357	82	3	-	436
RMBS	2,870	334	-	1	3,203
CMBS	1,317	114	1	-	1,430
ABS	6,472	140	22	-	6,590
Hybrid and redeemable preferred securities	557	91	42	-	606
Total fixed maturity AFS securities	$101,885	$16,817	$438	$12	$118,252

The amortized cost, gross unrealized gains, losses, OTTI and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2019
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity AFS securities:
Corporate bonds	$79,417	$9,479	$184	$(4)	$88,716
U.S. government bonds	384	51	-	-	435
State and municipal bonds	4,778	1,113	7	-	5,884
Foreign government bonds	329	64	-	-	393
RMBS	3,042	190	10	(19)	3,241
CMBS	1,038	45	1	(1)	1,083
ABS	4,810	62	18	(35)	4,889
Hybrid and redeemable preferred securities	497	82	20	-	559
Total fixed maturity AFS securities	$94,295	$11,086	$240	$(59)	$105,200

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

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2020, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,450	$3,485
Due after one year through five years	14,509	15,370
Due after five years through ten years	19,004	21,265
Due after ten years	54,263	66,909
Subtotal	91,226	107,029
Structured securities (RMBS, CMBS, ABS)	10,659	11,223
Total fixed maturity AFS securities	$101,885	$118,252

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$5,719	$264	$660	$103	$6,379	$367
State and municipal bonds	194	3	-	-	194	3
Foreign government bonds	49	3	-	-	49	3
CMBS	59	1	1	-	60	1
ABS	3,327	13	372	9	3,699	22
Hybrid and redeemable
preferred securities	112	20	92	22	204	42
Total fixed maturity AFS securities	$9,460	$304	$1,125	$134	$10,585	$438

Total number of fixed maturity AFS securities in an unrealized loss position						1,223

(1)We recognized $3 million of gross unrealized losses in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

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

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$174	$63	27
Six months or greater, but less than nine months	131	55	23
Twelve months or greater	30	13	22
Total	$335	$131	72

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

Our gross unrealized losses on fixed maturity AFS securities increased by $195 million for the nine months ended September 30, 2020. As discussed further below, we believe the unrealized loss position as of September 30, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2020, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2020, the unrealized losses associated with our corporate, state and municipal and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2020, the unrealized losses associated with our mortgage-backed securities (“MBS”) and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2020, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Evaluation for Credit Loss Impairment

We regularly review our fixed maturity AFS securities (also referred to as “debt securities”) for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses.

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

In periods subsequent to the recognition of a credit loss impairment through an allowance, we continue to reassess the expected cash flows of the fixed maturity AFS security at each subsequent measurement date as necessary. If the measurement of credit loss changes, we recognize a provision for (or reversal of) credit loss expense through realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), limited by the amount that amortized cost exceeds fair value. Losses are charged against the allowance when management believes the uncollectibility of a fixed maturity AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest on fixed maturity AFS securities is written off when deemed uncollectible.

Determination of Credit Losses on Corporate Bonds

To determine the recovery value of a corporate bond, CLO or collateralized debt obligation, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2020, and December 31, 2019, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2020, and December 31, 2019, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $4.0 billion and $3.2 billion, respectively, and a fair value of $4.0 billion and $3.3 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2020, and December 31, 2019, we would have recovered the amortized cost of each corporate bond.

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

When evaluating MBS and mortgage-related ABS, we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security requires an allowance for credit losses. The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods. We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include the credit characteristics of borrowers, geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Second lien loans are assigned 100% severity, if defaulted. For first lien loans, we assume a minimum of 30% severity, with higher severity assumed for investor properties and further adjusted by housing price assumptions. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for a credit loss by comparing the expected cash flows to amortized cost. To the extent that the security has already been impaired through a recognized credit loss allowance or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no allowance is required. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, and the security was not purchased at a discount greater than the expected principal loss, then an impairment through a credit loss allowance is recognized.

We further monitor the cash flows of all of our fixed maturity AFS securities backed by mortgages on an ongoing basis. We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS and on a significant percentage of our fixed maturity AFS securities backed by pools of commercial mortgages. The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future. These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable. If it is not recoverable, we record an impairment through a credit loss allowance for the security.

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three
	Months Ended
	September 30, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$20	$1	$1	$22
Additions for securities for which credit losses were not
previously recognized	5	-	-	5
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	(3)	-	(1)	(4)
Reductions for securities charged-off	(11)	-	-	(11)
Balance as of end-of-period (2)	$11	$1	$-	$12

	For the Nine
	Months Ended
	September 30, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	42	1	1	44
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	(3)	-	(1)	(4)
Reductions for securities disposed	(17)	-	-	(17)
Reductions for securities charged-off	(11)	-	-	(11)
Balance as of end-of-period (2)	$11	$1	$-	$12

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.1 billion as of September 30, 2020, and was excluded from the estimate of credit losses.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
Balance as of beginning-of-period	$253	$355
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	1	12
Credit losses on securities for which an
OTTI was previously recognized	1	3
Decreases attributable to:
Securities sold, paid down or matured	(39)	(154)
Balance as of end-of-period	$216	$216

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

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2020			As of December 31, 2019
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,001	$589	$16,590	$15,620	$659	$16,279
30 to 59 days past due	-	26	26	3	27	30
60 to 89 days past due	-	13	13	-	10	10
90 or more days past due	-	79	79	-	16	16
Allowance for credit losses	(172)	(30)	(202)	-	(2)	(2)
Unamortized premium (discount)	(15)	23	8	(17)	23	6
Mark-to-market gains (losses) (1)	27	-	27	-	-	-
Total carrying value	$15,841	$700	$16,541	$15,606	$733	$16,339

(1)Represents the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 24% of commercial mortgage loans on real estate as of September 30, 2020, and December 31, 2019, and Texas, which accounted for 11% of commercial mortgage loans on real estate as of September 30, 2020, and December 31, 2019.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 33% and 34% of residential mortgage loans on real estate as of September 30, 2020, and December 31, 2019, respectively, and Florida, which accounted for 19% and 20% of residential mortgage loans on real estate as of September 30, 2020, and December 31, 2019, respectively.

As of September 30, 2020, and December 31, 2019, we had 160 and 38 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

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

Mortgage loans on real estate are presented net of the allowance for credit losses on our Consolidated Balance Sheets. Changes in the allowance are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). Mortgage loans on real estate deemed uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

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

For our commercial mortgage loans, there was one specifically identified impaired loan with a carrying value of less than $1 million as of September 30, 2020, and December 31, 2019.

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

For our residential mortgage loans, there were 74 specifically identified impaired loans with an aggregate carrying value of $35 million as of September 30, 2020. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2019.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average carrying value for impaired mortgage loans on real estate	$31	$-	$17	$-
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of September 30, 2020		As of January 1, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	82	-	17
Total	$-	$82	$-	$17

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate (dollars in millions) as follows:

	As of September 30, 2020			As of December 31, 2019
			Debt-			Debt-
			Service			Service
	Amortized	% of	Coverage	Amortized	% of	Coverage
Loan-to-Value Ratio	Cost	Total	Ratio	Cost	Total	Ratio
Less than 65%	$14,679	91.8%	2.43	$14,206	91.0%	2.35
65% to 74%	1,271	8.0%	1.82	1,399	9.0%	1.87
75% to 100%	36	0.2%	1.24	1	0.0%	1.09
Total	$15,986	100.0%		$15,606	100.0%

The amortized cost of commercial mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	75%	Coverage
	than 65%	Ratio	to 74%	Ratio	to 100%	Ratio	Total
Origination Year
2020	$960	3.30	$85	1.67	$-	-	$1,045
2019	2,976	2.31	448	1.74	-	-	3,424
2018	2,371	2.22	224	1.53	-	-	2,595
2017	1,804	2.34	170	2.62	-	-	1,974
2016	1,691	2.44	204	1.62	28	1.30	1,923
2015 and prior	4,877	2.47	140	1.89	8	1.03	5,025
Total	$14,679		$1,271		$36		$15,986

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate (dollars in millions) as follows:

	As of September 30, 2020		As of December 31, 2019
	Amortized	% of	Amortized	% of
Performance Indicator	Cost	Total	Cost (1)	Total
Performing	$648	88.8%	$718	97.7%
Nonperforming	82	11.2%	17	2.3%
Total	$730	100.0%	$735	100.0%

(1)A valuation allowance of $2 million was established on residential mortgage loans on real estate as of December 31, 2019.

The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$125	$8	$133
2019	338	58	396
2018	185	16	201
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$648	$82	$730

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30, 2020			September 30, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Balance as of beginning-of-period	$236	$37	$273	$-	$2	$2
Impact of adopting ASU 2016-13	-	-	-	62	26	88
Additions from provision for credit
loss expense (1)	-	-	-	174	9	183
Additions from purchases of PCD
mortgage loans on real estate	-	-	-	-	-	-
Additions (reductions) for mortgage
loans on real estate for which credit
losses were previously recognized (1)	(64)	(7)	(71)	(64)	(7)	(71)
Balance as of end-of-period (2)	$172	$30	$202	$172	$30	$202

(1)Due to recent improving economic projections, the provision for credit loss expense decreased by $71 million for the three months ended September 30, 2020. Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $112 million for the nine months ended September 30, 2020. For the three months ended September 30, 2020, we recognized no credit loss expense related to unfunded commitments for mortgage loans on real estate, and we had no realized losses for disposals of mortgage loans on real estate. For the nine months ended September 30, 2020, we recognized $1 million of credit loss benefit related to unfunded commitments for mortgage loans on real estate, and we had $1 million of realized losses for disposals of mortgage loans on real estate.

(2)Accrued interest receivable on mortgage loans on real estate totaled $50 million as of September 30, 2020, and was excluded from the estimate of credit losses.

There were no changes in the allowance for credit losses associated with impaired commercial mortgage loans on real estate for the three and nine months ended September 30, 2019.

Alternative Investments

As of September 30, 2020, and December 31, 2019, alternative investments included investments in 271 and 258 different partnerships, respectively, and represented approximately 1% of our total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(2)	$(22)	$(13)
RMBS	-	-	(1)	(1)
ABS	1	-	-	(1)
Gross credit loss expense recognized in net income (loss)	(1)	(2)	(23)	(15)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	1	1
Net credit loss expense recognized in net income (loss)	$(1)	$(2)	$(22)	$(14)

(1)For the three and nine months ended September 30, 2020, we recognized credit loss expense incurred and write-downs taken as a result of impairments through net income (loss), pursuant to ASU 2016-13. For the three and nine months ended September 30, 2019, prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of OTTI through net income (loss).

During the three months ended September 30, 2019, we recorded no OTTI recognized in OCI. During the nine months ended September 30, 2019, we recorded $15 million of OTTI recognized in OCI.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,174	$3,174	$1,388	$1,388
Securities pledged under securities lending agreements (2)	131	127	114	110
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	3,130	5,029	3,580	5,480
Total payables for collateral on investments	$6,435	$8,330	$5,082	$6,978

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2020	2019
Collateral payable for derivative investments	$1,786	$1,051
Securities pledged under securities lending agreements	17	19
Securities pledged under repurchase agreements	-	3
Investments pledged for FHLBI	(450)	(350)
Total increase (decrease) in payables for collateral on investments	$1,353	$723

We have elected not to offset our securities lending transactions in our financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$127	$-	$-	$-	$127
Foreign government bonds	4	-	-	-	4
Total gross secured borrowings	$131	$-	$-	$-	$131

	As of December 31, 2019
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Total gross secured borrowings	$114	$-	$-	$-	$114

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2020, the fair value of all collateral received that we are permitted to sell or re-pledge was $26 million. As of September 30, 2020, we have re-pledged none of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of September 30, 2020, our investment commitments were $1.6 billion, which included $1.1 billion of LPs, $351 million of private placement securities and $159 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of September 30, 2020, and December 31, 2019, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.3 billion, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.0 billion, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2020, and December 31, 2019, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $19.2 billion and $16.3 billion, respectively, or 13% and 12%, respectively, of total investments, and our investments in securities in the financial services industry with a fair value of $18.6 billion and $16.4 billion, respectively, or 12% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Call Options Based on the S&P 500 Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity products.

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the benefit reserves and the embedded derivative reserves based on the specific characteristics of each guaranteed living benefit (“GLB”) feature.

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GLBs offered in our variable annuity products, including products with guaranteed withdrawal benefit and guaranteed income benefit features. Changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities hedge the income statement effect of changes in embedded derivative GLB reserves caused by those same factors. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2020			As of December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,447	$169	$726	$2,387	$108	$245
Foreign currency contracts (1)	2,871	320	36	2,874	191	51
Total cash flow hedges	5,318	489	762	5,261	299	296
Fair value hedges:
Interest rate contracts (1)	1,161	1	313	1,261	123	203
Non-Qualifying Hedges
Interest rate contracts (1)	131,973	1,752	142	112,921	1,082	219
Foreign currency contracts (1)	239	3	-	262	1	3
Equity market contracts (1)	69,001	2,211	1,070	43,555	1,442	664
Credit contracts (1)	54	-	-	55	-	-
Embedded derivatives:
GLB direct (2)	-	-	1,106	-	450	-
GLB ceded (2)	-	281	-	-	60	9
Reinsurance related (3)	-	-	334	-	-	327
Indexed annuity and IUL contracts (2) (4)	-	536	2,688	-	927	2,585
Total derivative instruments	$207,746	$5,273	$6,415	$163,315	$4,384	$4,306

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2020
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$14,583	$55,297	$27,601	$36,510	$1,590	$135,581
Foreign currency contracts (2)	176	387	967	1,580	-	3,110
Equity market contracts	34,706	20,925	5,504	12	7,854	69,001
Credit contracts	-	-	54	-	-	54
Total derivative instruments
with notional amounts	$49,465	$76,609	$34,126	$38,102	$9,444	$207,746

(1)As of September 30, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of September 30, 2020, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 17, 2050.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
AFS fixed maturity securities, at fair value	$854	$776	$302	$202
Long-term debt (1)	(929)	(1,035)	(54)	(160)

(1)The balance includes $(374) million and $(118) million of unamortized adjustments from discontinued hedges as of September 30, 2020, and December 31, 2019, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2020	2019
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(11)	$139
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	(432)	(266)
Foreign currency contracts	213	114
Change in foreign currency exchange rate adjustment	(16)	80
Change in DAC, VOBA, DSI and DFEL	(64)	(3)
Income tax benefit (expense)	62	15
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	2
Interest rate contracts (2)	(16)	(2)
Foreign currency contracts (1)	46	25
Foreign currency contracts (3)	6	9
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(1)
Income tax benefit (expense)	(6)	(7)
Balance as of end-of-period	$(272)	$53

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended September 30,
	2020			2019
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which
the Effects of Fair Value or
Cash Flow Hedges are Recorded	$629	$1,458	$66	$(11)	$1,235	$113

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(21)	19	-	44	(62)
Derivatives designated as
hedging instruments	-	21	(19)	-	(44)	62
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	(8)	-	-	(1)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	(2)	24	-	5	10	-

Non-Qualifying Hedges
Interest rate contracts	(374)	-	-	699	-	-
Equity market contracts	949	-	-	173	-	-
Credit contracts	1	-	-	-	-	-
Embedded derivatives:
GLB	1,690	-	-	(715)	-	-
Reinsurance related	(88)	-	-	(30)	-	-
Indexed annuity and IUL
contracts	(105)	-	-	(23)	-	-

	Gain (Loss) Recognized in Income
	For the Nine Months Ended September 30,
	2020			2019
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which
the Effects of Fair Value or
Cash Flow Hedges are Recorded	$(43)	$4,005	$218	$(491)	$3,842	$254

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	100	106	-	101	(145)
Derivatives designated as
hedging instruments	-	(100)	(106)	-	(101)	145
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	2	(16)	-	2	(2)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	6	46	-	9	25	-

Non-Qualifying Hedges
Interest rate contracts	1,795	-	-	1,625	-	-
Equity market contracts	565	-	-	(241)	-	-
Credit contracts	(4)	-	-	-	-	-
Embedded derivatives:
GLB	(1,326)	-	-	(800)	-	-
Reinsurance related	(7)	-	-	(336)	-	-
Indexed annuity and IUL
contracts	396	-	-	(372)	-	-

As of September 30, 2020, $16 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2020 and 2019, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2020, we did not have any exposure related to credit default swaps for which we are the seller.

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2020	2019
Maximum potential payout	$-	$55
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$-	$55

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2020, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2020, or December 31, 2019.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2020		As of December 31, 2019
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$818	$(477)	$441	$(167)
A+	1,650	(438)	555	(339)
A	45	-	36	-
A-	661	(326)	355	(51)
	$3,174	$(1,241)	$1,387	$(557)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of September 30, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$4,456	$817	$5,273
Gross amounts offset	(1,220)	-	(1,220)
Net amount of assets	3,236	817	4,053
Gross amounts not offset:
Cash collateral	(3,174)	-	(3,174)
Non-cash collateral	(48)	-	(48)
Net amount	$14	$817	$831

Financial Liabilities
Gross amount of recognized liabilities	$1,328	$4,128	$5,456
Gross amounts offset	-	-	-
Net amount of liabilities	1,328	4,128	5,456
Gross amounts not offset:
Cash collateral	(1,241)	-	(1,241)
Non-cash collateral	-	-	-
Net amount	$87	$4,128	$4,215

	As of December 31, 2019
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$2,619	$1,437	$4,056
Gross amounts offset	(708)	-	(708)
Net amount of assets	1,911	1,437	3,348
Gross amounts not offset:
Cash collateral	(1,387)	-	(1,387)
Non-cash collateral	(242)	-	(242)
Net amount	$282	$1,437	$1,719

Financial Liabilities
Gross amount of recognized liabilities	$1,005	$2,921	$3,926
Gross amounts offset	(138)	-	(138)
Net amount of liabilities	867	2,921	3,788
Gross amounts not offset:
Cash collateral	(557)	-	(557)
Non-cash collateral	-	-	-
Net amount	$310	$2,921	$3,231

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 13% and (7)% for the three and nine months ended September 30, 2020, respectively, compared to 36% and (4)%, respectively, for the corresponding periods in 2019. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction (“DRD”) and tax credits.

For the three months ended September 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items. For the three months ended September 30, 2019, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items being additive to the tax benefit at 21% on pre-tax losses.

For the nine months ended September 30, 2020 and September 30, 2019, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items exceeding the tax expense at 21% on pre-tax income.

7. Reinsurance

Adoption of ASU 2016-13

In 2020, we adopted ASU 2016-13, which resulted in a new recognition and measurement of credit losses on most financial assets. See Note 2 for additional information. We established an allowance for credit losses of $192 million as of January 1, 2020, for reinsurance-related assets for the risk of credit losses inherent in reinsurance transactions. We estimated an allowance for credit losses for all reinsurance recoverables and related reinsurance deposit assets held by our subsidiaries. As such, we performed a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. The allowance for credit losses is a general allowance for pools of receivables with similar risk characteristics segmented by credit risk ratings and receivables assessed on an individual basis that do not share similar risk characteristics where we anticipate a credit loss over the life of reinsurance-related assets.

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

Reinsurance recoverables are presented net of the allowance for credit losses on our Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). Reinsurance recoverables deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance for credit losses, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $5.9 billion and $6.6 billion as of September 30, 2020, and December 31, 2019, respectively, within other assets on our Consolidated Balance Sheets. We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	September 30,	December 31,
	2020	2019
Fixed maturity AFS securities	$1,630	$2,308
Trading securities	3,488	3,534
Equity securities	17	14
Commercial mortgage loans	794	698
Derivative investments	95	130
Other investments	116	94
Cash and invested cash	117	62
Accrued investment income	43	57
Other assets	3	-
Total	$6,303	$6,897

In addition, the portfolio was supported by $186 million of over-collateralization and a $175 million letter of credit as of September 30, 2020.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2020 (1)	2019 (1)
Return of Net Deposits
Total account value	$101,215	$101,601
Net amount at risk (2)	156	71
Average attained age of contract holders	66 years	65 years

Minimum Return
Total account value	$91	$92
Net amount at risk (2)	13	13
Average attained age of contract holders	78 years	77 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$25,348	$25,763
Net amount at risk (2)	497	384
Average attained age of contract holders	72 years	71 years

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

	For the Nine
	Months Ended
	September 30,
	2020	2019
Balance as of beginning-of-year	$117	$161
Changes in reserves	46	(16)
Benefits paid	(21)	(15)
Balance as of end-of-period	$142	$130

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2020	2019
Asset Type
Domestic equity	$63,423	$64,093
International equity	18,871	19,852
Fixed income	41,175	41,405
Total	$123,469	$125,350

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 38% and 37% of total life insurance in-force reserves as of September 30, 2020, and December 31, 2019, respectively. UL and VUL products with secondary guarantees represented 32% of total life insurance sales for the three and nine months ended September 30, 2020, compared to 25% and 28%, respectively, for the corresponding periods in 2019.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2020	2019
Balance as of beginning-of-year	$5,552	$5,335
Reinsurance recoverable	152	143
Net balance as of beginning-of-year	5,400	5,192
Incurred related to:
Current year	2,615	2,370
Prior years:
Interest	116	117
All other incurred (1)	(157)	(203)
Total incurred	2,574	2,284
Paid related to:
Current year	(1,184)	(1,046)
Prior years	(1,118)	(1,091)
Total paid	(2,302)	(2,137)
Net balance as of end-of-period	5,672	5,339
Reinsurance recoverable	149	148
Balance as of end-of-period	$5,821	$5,487

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

10. Debt

Changes in debt (in millions) were as follows:

For the Nine
Months Ended
September 30,
2020
Balance as of beginning-of-year	$6,367
LIBOR + 150 bps term loan issued, due 2022	500
Senior notes issued:
3.40% notes, due 2031	500
4.375% notes, due 2050	300
Repayment of 6.25% senior notes, due 2020	(300)
Early extinguishment of 4.85% senior notes, due 2021	(296)
Repayment of LIBOR + 150 bps term loan, due 2022	(500)
Unamortized premiums (discounts)	(1)
Unamortized debt issuance costs	(6)
Unamortized adjustments from discontinued hedges	256
Fair value hedge on interest rate swap agreements	(106)
Balance as of end-of-period	$6,714

Details underlying the recognition of a loss on the early extinguishment of debt (in millions) reported within interest expense on our Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2020, were as follows:

Principal balance outstanding prior to payoff (1)	$796
Unamortized debt issuance costs and discounts	(2)
Amount paid to retire debt	(809)
Gain (loss) on early extinguishment of debt, pre-tax	$(15)

(1)During the second quarter of 2020, we redeemed our $296 million outstanding principal amount of 4.85% senior notes due 2021 and repaid our $500 million LIBOR + 150 bps term loan due 2022.

Facility Agreement for Senior Notes Issuance

During August 2020, LNC entered into a 10-year facility agreement (the “facility agreement”) with a Delaware trust in connection with the sale by the trust of $500 million of pre-capitalized trust securities in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The facility agreement provides LNC the right to issue and sell to the trust, on one or more occasions, up to an aggregate principal amount outstanding at any one time of $500 million of LNC’s 2.330% senior notes due August 15, 2030 (“2.330% senior notes”) in exchange for a corresponding amount of U.S. Treasury securities held by the trust. The 2.330% senior notes will not be issued unless and until the issuance right is exercised. In return, LNC pays a semi-annual facility fee to the trust at a rate of 1.691% per year (applied to the unexercised portion of the maximum amount of senior notes that LNC could issue and sell to the trust), and LNC reimburses the trust for its expenses.

The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, such as paying the facility fee or reimbursing the trust for its expenses, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below $2.75 billion, subject to adjustment from time to time in certain cases, and upon certain other events described in the facility agreement.

Prior to any involuntary exercise of the issuance right, LNC has the right to repurchase any or all of the 2.330% senior notes then held by the trust in exchange for U.S. Treasury securities. LNC may redeem any outstanding 2.330% senior notes, in whole or in part, prior to their maturity. Prior to May 15, 2030, the redemption price will equal the greater of par or a make-whole redemption price. After May 15, 2030, any outstanding 2.330% senior notes may be redeemed at par.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2020, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $90 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the defense of this case. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. The court has not yet set a trial date, and we continue to vigorously defend this action.

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

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. We are vigorously defending this matter.

12. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common Stock
Balance as of beginning-of-period	193,247,103	200,775,731	196,668,532	205,862,760
Stock issued for exercise of warrants	-	36,610	-	258,633
Stock compensation/issued for benefit plans	7,845	41,006	396,340	934,081
Retirement/cancellation of shares	-	(2,526,097)	(3,809,924)	(8,728,224)
Balance as of end-of-period	193,254,948	198,327,250	193,254,948	198,327,250

Common Stock as of End-of-Period
Basic basis	193,254,948	198,327,250	193,254,948	198,327,250
Diluted basis	195,331,049	200,724,744	195,331,049	200,724,744

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted-average shares, as used in basic calculation	193,250,727	199,200,811	193,849,829	201,644,591
Shares to cover exercise of outstanding warrants	-	4,033	-	78,353
Shares to cover non-vested stock	629,997	935,823	644,192	938,920
Average stock options outstanding during the period	689,975	1,443,508	752,922	1,536,738
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	-	(588)	-	(12,791)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(592,887)	(988,853)	(588,805)	(1,050,065)
Shares repurchasable from measured but
unrecognized stock option expense	(3,515)	-	(2,402)	(289)
Average deferred compensation shares	1,382,128	966,444	1,285,205	-
Weighted-average shares, as used in diluted calculation (1)	195,356,425	201,561,178	195,940,941	203,135,457

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

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. For the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”). Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock. The amount of this adjustment was $5 million and $16 million for the three and nine months ended September 30, 2020, respectively, and $3 million for the three months ended September 30, 2019.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$5,983	$557
Cumulative effect from adoption of new accounting standard	45	-
Unrealized holding gains (losses) arising during the period	5,426	9,849
Change in foreign currency exchange rate adjustment	21	(80)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(2,403)	(2,271)
Income tax benefit (expense)	(652)	(1,596)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(48)	(18)
Associated amortization of DAC, VOBA, DSI and DFEL	42	(11)
Income tax benefit (expense)	1	6
Balance as of end-of-period	$8,425	$6,482
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$45	$33
(Increases) attributable to:
Cumulative effect from adoption of new accounting standard	(45)	-
Gross OTTI recognized in OCI during the period	-	(16)
Change in DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	-	3
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	-	21
Change in DAC, VOBA, DSI and DFEL	-	(2)
Income tax benefit (expense)	-	(4)
Balance as of end-of-period	$-	$36
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(11)	$139
Unrealized holding gains (losses) arising during the period	(219)	(152)
Change in foreign currency exchange rate adjustment	(16)	80
Change in DAC, VOBA, DSI and DFEL	(64)	(3)
Income tax benefit (expense)	62	15
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	38	34
Associated amortization of DAC, VOBA, DSI and DFEL	(8)	(1)
Income tax benefit (expense)	(6)	(7)
Balance as of end-of-period	$(272)	$53
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(17)	$(23)
Foreign currency translation adjustment arising during the period	(4)	(5)
Balance as of end-of-period	$(21)	$(28)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(327)	$(299)
Adjustment arising during the period	4	4
Balance as of end-of-period	$(323)	$(295)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2020	2019
Unrealized Gain (Loss) on AFS Securities
Gross reclassification	$(48)	$(18)	Total realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	42	(11)	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(6)	(29)	operations before taxes
Income tax benefit (expense)	1	6	Federal income tax expense (benefit)
Reclassification, net of income tax	$(5)	$(23)	Net income (loss)

Unrealized OTTI on AFS Securities
Gross reclassification	$-	$4	Total realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	Total realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	-	4	operations before taxes
Income tax benefit (expense)	-	(1)	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$3	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$2	Net investment income
Interest rate contracts	(16)	(2)	Interest and debt expense
Foreign currency contracts	46	25	Net investment income
Foreign currency contracts	6	9	Total realized gain (loss)
Total gross reclassifications	38	34
Associated amortization of DAC,
VOBA, DSI and DFEL	(8)	(1)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	30	33	operations before taxes
Income tax benefit (expense)	(6)	(7)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$24	$26	Net income (loss)

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fixed maturity AFS securities:
Gross gains	$2	$8	$30	$40
Gross losses	(6)	(14)	(78)	(58)
Credit loss benefit (expense) (1)	(1)	-	(22)	-
Gross OTTI	-	(2)	-	(15)
Realized gain (loss) on equity securities (2)	5	(17)	(9)	(10)
Credit loss benefit (expense) on mortgage loans on real estate	71	(1)	(112)	(2)
Other gain (loss) on investments	2	(4)	(6)	(9)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(8)	(5)	34	(12)
Total realized gain (loss) related to certain financial assets	65	(35)	(163)	(66)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	(13)	22	27	(136)
Indexed annuity and IUL contracts net derivatives results: (5)
Gross gain (loss)	47	(21)	(3)	(97)
Associated amortization of DAC, VOBA, DSI and DFEL	(20)	(2)	(5)	7
Variable annuity net derivatives results: (6)
Gross gain (loss)	704	28	223	(230)
Associated amortization of DAC, VOBA, DSI and DFEL	(154)	(3)	(122)	31
Total realized gain (loss)	$629	$(11)	$(43)	$(491)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $5 million and $(17) million for the three months ended September 30, 2020 and 2019, respectively, and $(8) million and $(11) million for the nine months ended September 30, 2020 and 2019, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding Modco.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $3 million for the three months ended September 30, 2020 and $8 million for the nine months ended September 30, 2020.

(5)Represents the net difference between the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(6)Includes the net difference in the change in embedded derivative reserves of our GLB riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GLB and GDB riders, including the cost of purchasing the hedging instruments.

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$118,252	$118,252	$105,200	$105,200
Trading securities	4,633	4,633	4,673	4,673
Equity securities	122	122	103	103
Mortgage loans on real estate	16,541	18,238	16,339	16,872
Derivative investments (1)	3,236	3,236	1,911	1,911
Other investments	4,194	4,194	2,983	2,983
Cash and invested cash	2,595	2,595	2,563	2,563
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	281	281	60	60
Indexed annuity ceded embedded derivatives	536	536	927	927
Separate account assets	152,975	152,975	153,566	153,566

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(2,688)	(2,688)	(2,585)	(2,585)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,860)	(1,860)	(1,900)	(1,900)
Account values of certain investment contracts	(40,468)	(56,360)	(38,639)	(46,822)
Short-term debt	-	-	(300)	(304)
Long-term debt	(6,714)	(6,740)	(6,067)	(6,217)
Reinsurance related embedded derivatives	(334)	(334)	(327)	(327)
Other liabilities:
Derivative liabilities (1)	(1,067)	(1,067)	(349)	(349)
GLB direct embedded derivatives	(1,106)	(1,106)	-	-
GLB ceded embedded derivatives	-	-	(9)	(9)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2020, and December 31, 2019, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes commercial mortgage loans for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco arrangements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss) for commercial mortgage loans. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported.

The fair value and aggregate contractual principal for mortgage loans where the fair value option was elected (in millions) was as follows:

As of
September 30,
2020
Commercial mortgage loans: (1)
Fair value	$794
Aggregate contractual principal	770

(1)As of September 30, 2020, no loans for which the fair value option has been elected were in non-accrual status and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2020, or December 31, 2019, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2020
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$94,165	$4,552	$98,717
U.S. government bonds	459	37	-	496
State and municipal bonds	-	6,774	-	6,774
Foreign government bonds	-	370	66	436
RMBS	-	3,201	2	3,203
CMBS	-	1,429	1	1,430
ABS	-	6,177	413	6,590
Hybrid and redeemable preferred securities	62	439	105	606
Mortgage loans on real estate	-	794	-	794
Trading securities	5	4,093	535	4,633
Equity securities	22	49	51	122
Derivative investments (1)	-	2,177	2,279	4,456
Cash and invested cash	-	2,595	-	2,595
Other assets:
GLB ceded embedded derivatives	-	-	281	281
Indexed annuity ceded embedded derivatives	-	-	536	536
Separate account assets	720	152,246	-	152,966
Total assets	$1,268	$274,546	$8,821	$284,635

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(2,688)	$(2,688)
Reinsurance related embedded derivatives	-	(334)	-	(334)
Other liabilities:
Derivative liabilities (1)	-	(1,156)	(1,131)	(2,287)
GLB direct embedded derivatives	-	-	(1,106)	(1,106)
Total liabilities	$-	$(1,490)	$(4,925)	$(6,415)

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

	For the Three Months Ended September 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$4,344	$(7)	$197	$30	$(12)	$4,552
U.S. government bonds	5	-	-	-	(5)	-
Foreign government bonds	86	-	-	(20)	-	66
RMBS	2	-	-	-	-	2
CMBS	1	-	-	-	-	1
ABS	424	-	2	60	(73)	413
Hybrid and redeemable
preferred securities	90	-	1	14	-	105
Trading securities	673	3	-	(120)	(21)	535
Equity securities	29	2	-	20	-	51
Derivative investments	595	958	-	(189)	(216)	1,148
Other assets: (4)
GLB ceded embedded derivatives	571	(290)	-	-	-	281
Indexed annuity ceded embedded derivatives	664	295	-	(423)	-	536
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,272)	(400)	-	(16)	-	(2,688)
Other liabilities – GLB direct embedded
derivatives (4)	(3,086)	1,980	-	-	-	(1,106)
Total, net	$2,126	$2,541	$200	$(644)	$(327)	$3,896

	For the Three Months Ended September 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$3,648	$3	$(49)	$256	$51	$3,909
Foreign government bonds	113	-	2	-	-	115
RMBS	-	-	-	10	-	10
CMBS	2	-	-	7	-	9
ABS	320	-	1	69	(173)	217
Hybrid and redeemable
preferred securities	78	-	-	-	-	78
Trading securities	523	10	-	146	(113)	566
Equity securities	68	(11)	-	(3)	-	54
Derivative investments	466	184	119	22	-	791
Other assets: (4)
GLB ceded embedded derivatives	111	130	-	-	-	241
Indexed annuity ceded embedded derivatives	903	7	-	(19)	-	891
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,973)	(30)	-	(95)	-	(2,098)
Other liabilities: (4)
GLB direct embedded derivatives	(1)	(845)				(846)
Total, net	$4,258	$(552)	$73	$393	$(235)	$3,937

	For the Nine Months Ended September 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$4,281	$(7)	$17	$181	$80	$4,552
U.S. government bonds	5	-	-	-	(5)	-
Foreign government bonds	90	-	(4)	(20)	-	66
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	3	318	(176)	413
Hybrid and redeemable
preferred securities	78	-	(1)	10	18	105
Trading securities	666	(1)	-	(140)	10	535
Equity securities	30	1	-	20	-	51
Derivative investments	868	555	267	(326)	(216)	1,148
Other assets: (4)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	221	-	-	-	281
Indexed annuity ceded embedded derivatives	927	484	-	(875)	-	536
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,585)	(88)	-	(15)	-	(2,688)
Other liabilities: (4)
GLB direct embedded derivatives	-	(1,106)	-	-	-	(1,106)
GLB ceded embedded derivatives	(9)	9	-	-	-	-
Total, net	$5,141	$(382)	$282	$(847)	$(298)	$3,896

	For the Nine Months Ended September 30, 2019
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$3,269	$3	$45	$627	$(35)	$3,909
Foreign government bonds	109	-	6	-	-	115
RMBS	7	-	-	10	(7)	10
CMBS	2	-	-	7	-	9
ABS	134	-	2	477	(396)	217
Hybrid and redeemable
preferred securities	75	-	3	-	-	78
Trading securities	67	12	-	723	(236)	566
Equity securities	25	(11)	-	40	-	54
Derivative investments	534	(128)	234	151	-	791
Other assets: (4)
GLB direct embedded derivatives	123	(123)	-	-	-	-
GLB ceded embedded derivatives	72	169	-	-	-	241
Indexed annuity ceded embedded derivatives	902	128	-	(139)	-	891
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(1,305)	(500)	-	(293)	-	(2,098)
Other liabilities – GLB ceded embedded
derivatives (4)	-	(846)	-	-	-	(846)
Total, net	$4,014	$(1,296)	$290	$1,603	$(674)	$3,937

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)Transfers into or out of Level 3 for fixed maturity AFS and trading securities are reported at amortized cost as of the beginning-of-period. For fixed maturity AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in the prior period.

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$154	$(58)	$(3)	$(18)	$(45)	$30
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	74	-	-	(14)	-	60
Hybrid and redeemable preferred
securities	14	-	-	-	-	14
Trading securities	15	-	(20)	(115)	-	(120)
Equity securities	20	-	-	-	-	20
Derivative investments	126	(177)	(138)	-	-	(189)
Other assets – indexed annuity ceded
embedded derivatives	4	-	-	(427)	-	(423)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(88)	-	-	72	-	(16)
Total, net	$319	$(235)	$(181)	$(502)	$(45)	$(644)

	For the Three Months Ended September 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$337	$-	$(21)	$(44)	$(16)	$256
RMBS	10	-	-	-	-	10
CMBS	7	-	-	-	-	7
ABS	79	-	-	(10)	-	69
Trading securities	150	-	-	(4)	-	146
Equity securities	-	(3)	-	-	-	(3)
Derivative investments	132	(36)	(74)	-	-	22
Other assets – indexed annuity ceded
embedded derivatives	9	-	-	(28)	-	(19)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(124)	-	-	29	-	(95)
Total, net	$600	$(39)	$(95)	$(57)	$(16)	$393

	For the Nine Months Ended September 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$683	$(230)	$(37)	$(112)	$(123)	$181
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	353	-	-	(35)	-	318
Hybrid and redeemable preferred
securities	14	(4)	-	-	-	10
Trading securities	53	(25)	(20)	(148)	-	(140)
Equity securities	21	(1)	-	-	-	20
Derivative investments	374	(395)	(305)	-	-	(326)
Other assets – indexed annuity ceded
embedded derivatives	21	-	-	(896)	-	(875)
Future contract benefits – indexed annuity			-
and IUL contracts embedded derivatives	(170)	-	-	155	-	(15)
Total, net	$1,349	$(655)	$(382)	$(1,036)	$(123)	$(847)

	For the Nine Months Ended September 30, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$872	$(18)	$(75)	$(129)	$(23)	$627
RMBS	10	-	-	-	-	10
CMBS	7	-	-	-	-	7
ABS	489	-	-	(12)	-	477
Trading securities	728	-	-	(5)	-	723
Equity securities	43	(3)	-	-	-	40
Derivative investments	403	(47)	(205)	-	-	151
Other assets – indexed annuity ceded
embedded derivatives	50	-	-	(189)	-	(139)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(420)	-	-	127	-	(293)
Total, net	$2,182	$(68)	$(280)	$(208)	$(23)	$1,603

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GLB	$2,143	$(665)	$(1,062)	$(452)
Derivative investments	731	204	265	(65)
Embedded derivatives:
Indexed annuity and IUL contracts	340	(11)	582	(87)
Total, net (1)	$3,214	$(472)	$(215)	$(604)

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2020	2020
Fixed maturity AFS securities:
Corporate bonds	$181	$(26)
Foreign government bonds	-	(3)
ABS	4	4
Hybrid and redeemable preferred securities	1	(1)
Total, net	$186	$(26)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2020			September 30, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$42	$(54)	$(12)	$51	$-	$51
U.S. government bonds	-	(5)	(5)	-	-	-
ABS	-	(73)	(73)	-	(173)	(173)
Trading securities	-	(21)	(21)	-	(113)	(113)
Derivative investments	-	(216)	(216)	-	-	-
Total, net	$42	$(369)	$(327)	$51	$(286)	$(235)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2020			September 30, 2019
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$296	$(216)	$80	$136	$(171)	$(35)
U.S. government bonds	-	(5)	(5)	-	-	-
RMBS	1	(10)	(9)	-	(7)	(7)
ABS	20	(196)	(176)	-	(396)	(396)
Hybrid and redeemable preferred
securities	18	-	18	-	-	-
Trading securities	33	(23)	10	5	(241)	(236)
Derivative investments	-	(216)	(216)	-	-	-
Total, net	$368	$(666)	$(298)	$141	$(815)	$(674)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2020 and 2019, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2020:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,019	Discounted cash flow	Liquidity/duration adjustment (2)	0.1%	-	15.8%	2.1%
Foreign government
bonds	27	Discounted cash flow	Liquidity/duration adjustment (2)	9.3%	-	9.3%	9.3%
ABS	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.3%	-	4.3%	4.3%
Equity securities	22	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.3%	5.9%
Other assets – GLB ceded
embedded derivatives	281	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.13%	-	1.62%	1.13%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.28%

Indexed annuity ceded
embedded derivatives	536	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity and IUL
contracts embedded
derivatives	$(2,688)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB direct embedded
derivatives	(1,106)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.13%	-	1.62%	1.13%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.28%

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Operating revenues:
Annuities	$1,126	$1,117	$3,292	$3,447
Retirement Plan Services	311	298	889	890
Life Insurance	2,127	2,098	5,587	5,600
Group Protection	1,184	1,137	3,608	3,430
Other Operations	40	50	131	166
Excluded realized gain (loss), pre-tax	572	(61)	(198)	(623)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	1	(1)	(6)	3
Total revenues	$5,361	$4,638	$13,303	$12,913

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$196	$169	$694	$686
Retirement Plan Services	50	44	119	125
Life Insurance	(311)	(245)	(177)	79
Group Protection	6	61	85	184
Other Operations	(74)	(75)	(202)	(201)
Excluded realized gain (loss), after-tax	452	(49)	(156)	(492)
Gain (loss) on early extinguishment of debt, after-tax	-	(33)	(12)	(33)
Benefit ratio unlocking, after-tax	83	(2)	17	186
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(4)	(31)	(12)	(80)
Net income (loss)	$398	$(161)	$356	$454

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2020, compared with December 31, 2019, and the results of operations for the three and nine months ended September 30, 2020, compared with the corresponding periods in 2019 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

Impact of COVID-19

The COVID-19 pandemic emerged in the United States in the first quarter of 2020 and led to an extreme downturn in and volatility of the capital markets, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity.  The severe restriction in economic activity caused by the COVID-19 pandemic and increased level of unemployment in the United States have contributed to increased volatility and uncertainty regarding expectations for the economy and markets going forward. The National Bureau of Economic Research, a panel of economists charged with officially designating business cycles, announced in June 2020 that a recession began in March 2020, ending the longest expansion period in United States history. Although states have eased restrictions and the capital markets have started to recover, it is unclear when the economy and capital markets will operate under normal or near-normal conditions. The economy has begun to recover from what has been deemed the shortest recession on record in the United States, with recent annualized quarter over quarter gross domestic product reported at 33.1% in the third quarter. However, as the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition. We continue to expect unfavorable impacts related to, but not limited to, the following areas for the remainder of 2020:

Mortality and Morbidity

As a result of the impacts of the COVID-19 pandemic, we continue to expect higher mortality in our Life Insurance and Group Protection segments during the remainder of 2020. We also continue to expect increased disability claims in our Group Protection segment as we anticipate continued morbidity headwinds related to the economic environment.

Investment Portfolio

The economic environment has improved from earlier in 2020 but there could be continued weakness in the current environment, including, but not limited to, lower global energy prices and weaker consumer spending that have contributed to destabilization of the energy and select consumer cyclical industries, leading to increased credit defaults and/or negative ratings migrations, resulting in an increase to our allowance for credit losses and additional write-downs of financial assets for impairments in our broader investment portfolio.

Low Interest Rate Environment

Because the profitability of our business depends in part on interest rate spreads, interest rate fluctuations can negatively affect our profitability. Changes in interest rates may impact both our profitability from spread businesses and our return on invested capital. In response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020 and announced in September 2020 its intention to keep interest rates near zero for the foreseeable future. We expect the continuation of the low interest rate environment to continue to adversely affect the interest margins of our businesses.

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

Actions in Response to COVID-19

We have taken several actions during 2020 to preserve our liquidity and capital position in response to the COVID-19 pandemic and ensuing economic and market conditions. During the second and third quarters of 2020, we suspended common stock repurchases under our buyback program after repurchasing $225 million of shares in the first quarter of 2020. We plan to resume common stock repurchases in the fourth quarter of 2020.

Debt financing transactions in the first half of 2020 allowed us to redeem our 2021 and prefund our 2022 senior debt maturities, with our next debt maturity not until 2023.

While the COVID-19 pandemic caused distribution disruption, we efficiently moved to a virtual sales environment across all of our distribution channels beginning in mid-March 2020. In addition, during 2020, we accelerated a plan already in place, in light of the low interest rate environment, to re-price certain products to achieve appropriate returns, shift our sales mix toward shorter-duration products that are less sensitive to interest rates, and add new products that are more capital efficient while increasing consumer choice and expanding customer value propositions.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2019 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year. As a result of this review, we recorded unlocking that resulted in increases and decreases to the carrying values of these items. See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2019 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to net income (loss) from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2020	2019
Income (loss) from operations:
Annuities	$(101)	$(93)
Retirement Plan Services	(3)	-
Life Insurance	(440)	(320)
Excluded realized gain (loss)	58	3
Net income (loss)	$(486)	$(410)

Unlocking was driven primarily by the following:

2020

As part of our annual comprehensive review in the third quarter, we updated our interest rate assumptions. These updates included lowering starting new money rates to reflect the current interest rate environment and reducing our long-term new money investment yield assumption by 50 basis points, resulting in an ultimate long-term assumption of 3.0% for a 10-year U.S. Treasury. As a result of these updates, we recorded unfavorable after-tax unlocking of $361 million for Life Insurance, $140 million for Annuities and $7 million for Retirement Plan Services.

•For Annuities, unfavorable unlocking was driven by updates to interest rate assumptions, partially offset by favorable updates to policyholder behavior assumptions and other items.

•For Retirement Plan Services, unfavorable unlocking was driven by updates to interest rate assumptions, partially offset by favorable updates to maintenance expense and other items.

•For Life Insurance, unfavorable unlocking was driven by updates to interest rate and policyholder behavior assumptions.

•For excluded realized gain (loss), favorable unlocking was driven by updates to policyholder behavior and separate account fee assumptions, partially offset by unfavorable updates to other items.

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

•For Annuities, unfavorable unlocking was driven by updates to interest rate assumptions and other items, partially offset by favorable updates to separate account fee and policyholder behavior assumptions.

•For Retirement Plan Services, unfavorable unlocking impact from updates to interest rate assumptions was entirely offset by favorable updates to separate account fee, maintenance expense and policyholder behavior assumptions.

•For Life Insurance, unfavorable unlocking was driven by updates to mortality margin, interest rate and reinsurance assumptions, partially offset by favorable updates to investment allocation and reserve discount rate assumptions and other items.

•For excluded realized gain (loss), favorable unlocking was driven by updates to capital markets, separate account fee and policyholder behavior assumptions, partially offset by unfavorable updates to other items.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2019 Form 10-K.

If we had unlocked our RTM assumption as of September 30, 2020, we would have recorded favorable unlocking of approximately $140 million, pre-tax, for our Annuities segment and approximately $20 million, pre-tax, for our Retirement Plan Services segment and unfavorable unlocking of approximately $5 million, pre-tax, for our Life Insurance segment.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2020:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$548	$103,563	$231	$104,342
Priced by independent broker quotations	-	-	3,553	3,553
Priced by matrices	-	14,986	-	14,986
Priced by other methods (1)	-	-	3,089	3,089
Total	$548	$118,549	$6,873	$125,970

Percent of total	1%	94%	5%	100%

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

For certain securitized fixed maturity AFS securities with contractual cash flows, including asset-backed securities (“ABS”), we use our best estimate of cash flows for the life of the security to determine whether there is an impairment of the security. In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the Financial Accounting Standards Board Accounting Standards CodificationTM (“ASC”).

Write-downs and allowances on commercial mortgage loans, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value. All commercial mortgage loans that are impaired are individually reviewed to determine an appropriate allowance for credit losses. Changing economic conditions affect our valuation of commercial mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the allowance for credit losses analysis that we perform for monitored loans and may contribute to an increase in the allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify both current and projected future risk based on reasonable and supportable forecasts. Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value reduction. Where warranted, we have increased our allowance for credit losses based upon this analysis.

We have also established an allowance for credit losses on our residential mortgage loan portfolio that includes a specific allowance for credit losses for loans that are deemed to be impaired as well as a general allowance for credit losses for pools of loans with similar risk characteristics. The allowance for credit losses for the performing population of loans is based on historical performance for similar loans, as well as projected future losses based on modeling, which includes reasonable and supportable forecasts. The historical data utilized in the allowance for credit losses calculation process is adjusted for current economic conditions.

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

Guaranteed Living Benefits

Within our individual annuity business, 60% and 63% of our variable annuity account values contained guaranteed living benefit (“GLB”) features as of September 30, 2020 and 2019, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of September 30, 2020 and 2019, 21% and 16%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of September 30, 2020 and 2019, was $1.2 billion and $853 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2019 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$196	$169	$694	$686
Retirement Plan Services	50	44	119	125
Life Insurance	(311)	(245)	(177)	79
Group Protection	6	61	85	184
Other Operations	(74)	(75)	(202)	(201)
Excluded realized gain (loss), after-tax	452	(49)	(156)	(492)
Gain (loss) on early extinguishment of debt, after-tax	-	(33)	(12)	(33)
Benefit ratio unlocking, after-tax	83	(2)	17	186
Acquisition and integration costs related to mergers
and acquisitions, after-tax	(4)	(31)	(12)	(80)
Net income (loss)	$398	$(161)	$356	$454

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Deposits
Annuities	$2,539	$3,461	$8,751	$10,623
Retirement Plan Services	2,374	2,234	7,459	6,803
Life Insurance	1,537	1,685	4,414	4,907
Total deposits	$6,450	$7,380	$20,624	$22,333

Net Flows
Annuities	$(283)	$253	$303	$1,122
Retirement Plan Services	362	272	(175)	199
Life Insurance	1,156	1,227	3,142	3,464
Total net flows	$1,235	$1,752	$3,270	$4,785

	As of September 30,
	2020	2019
Account Values
Annuities	$144,848	$134,035
Retirement Plan Services	80,571	74,564
Life Insurance	55,231	52,229
Total account values	$280,650	$260,828

Comparison of the Three Months Ended September 30, 2020 to 2019

Net income increased due primarily to the following:

•Realized gains in 2020 as compared to realized losses in 2019.

•Investment income on alternative investments in 2020 as compared to investment losses in 2019.

•Loss on early extinguishment of debt in 2019.

•Lower acquisition and integration costs incurred associated with our 2018 acquisition.

•Aggressively managing expenses in response to the COVID-19 pandemic.

•Growth in average account values and business in force.

The increase in net income was partially offset by the following:

•Higher benefits driven by unfavorable mortality in our Life Insurance segment and unfavorable experience in our Group Protection segment.

•The effect of unlocking.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Net income decreased due primarily to the following:

•Higher benefits driven by unfavorable mortality in our Life Insurance segment and unfavorable experience in our Group Protection segment.

•The effect of unlocking.

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

•Investment income on alternative investments in 2020 as compared to investment losses in 2019.

•Lower incentive compensation expense.

•Lower loss on early extinguishment of debt.

•Growth in average account values, business in force and group earned premiums.

For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$17	$79	$92	$424
Fee income	608	596	1,768	1,751
Net investment income	334	287	929	831
Operating realized gain (loss) (2)	57	51	160	137
Amortization of deferred gain on
business sold through reinsurance	8	8	24	23
Other revenues (3)	102	96	319	281
Total operating revenues	1,126	1,117	3,292	3,447
Operating Expenses
Interest credited	198	183	582	508
Benefits (1)	261	273	558	775
Commissions and other expenses	447	476	1,358	1,383
Total operating expenses	906	932	2,498	2,666
Income (loss) from operations before taxes	220	185	794	781
Federal income tax expense (benefit)	24	16	100	95
Income (loss) from operations	$196	$169	$694	$686

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to a modified coinsurance (“Modco”) reinsurance transaction.

Comparison of the Three and Nine Months Ended September 30, 2020 to 2019

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio in 2020 and higher average gross fixed account values.

•Lower commissions and other expenses due to the effect of unlocking, expense management and incentive compensation as a result of production performance, partially offset by higher trail commissions resulting from higher account values.

•Higher fee income driven by higher average daily variable account values.

The increase in income from operations was partially offset by higher benefits, net of changes in income annuity reserves, due to the effect of unlocking, an increase in the growth in benefit reserves driven primarily by equity market performance and an increase in costs associated with our hedge program.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for more information about unlocking.

Additional Information

Strategic near-term actions to re-price certain products and to shift sales from fixed annuity products to respond to the low interest rate environment have contributed to lower deposits in 2020 and negative net flows for the three months ended September 30, 2020. We expect this trend to continue for the remainder of 2020. For more information on the impacts of COVID-19 and the actions management is taking to address COVID-19 impacts, see “Introduction – Executive Summary” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% for the three and nine months ended September 30, 2020, compared to 9% for the corresponding periods in 2019.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fee Income
Mortality, expense and other assessments	$602	$592	$1,753	$1,735
Surrender charges	2	6	13	20
DFEL:
Deferrals	(7)	(10)	(24)	(29)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	9	8	24	25
Unlocking	2	-	2	-
Total fee income	$608	$596	$1,768	$1,751

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Variable Account Value Information
Variable annuity deposits (1)	$791	$1,391	$3,144	$3,696
Increases (decreases) in variable annuity account values:
Net flows (1)	(1,464)	(1,178)	(3,548)	(3,805)
Change in market value (1)	6,004	201	3,311	12,465
Contract holder assessments (1)	(647)	(635)	(1,888)	(1,854)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	189	385	684	1,446
Variable annuity account values (1)	117,607	112,991	117,607	112,991
Average daily variable annuity account values (1)	117,809	113,575	113,905	112,049
Average daily S&P 500 Index (2)	3,318	2,958	3,105	2,855

(1)Excludes the fixed portion of variable.

(2)We generally use the Standard & Poor’s (“S&P”) 500 Index as a benchmark for the performance of our variable account values. The account values of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 Index performance. See Note 8 for additional information.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and fixed account values (dollars in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$289	$262	$830	$739
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	6	13	15
Surplus investments (2)	39	19	86	77
Total net investment income	$334	$287	$929	$831

Interest Credited
Amount provided to contract holders	$190	$177	$566	$504
DSI deferrals	-	(3)	(3)	(18)
Interest credited before DSI amortization	190	174	563	486
DSI amortization:
Amortization, excluding unlocking	7	6	18	19
Unlocking	1	3	1	3
Total interest credited	$198	$183	$582	$508

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Rate Spread
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	3.63%	4.04%	3.69%	4.03%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.09%	0.09%	0.07%	0.08%
Net investment income yield on reserves	3.72%	4.13%	3.76%	4.11%
Interest rate credited to contract holders	2.12%	2.46%	2.22%	2.40%
Interest rate spread	1.60%	1.67%	1.54%	1.71%

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fixed Account Value Information
Fixed annuity deposits (1)	$1,748	$2,070	$5,607	$6,927
Increases (decreases) in fixed annuity account values:
Net flows (1)	1,181	1,431	3,851	4,927
Contract holder assessments (1)	(17)	(11)	(46)	(31)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(189)	(385)	(684)	(1,446)
Reinvested interest credited (1)	586	219	597	946
Fixed annuity account values (1)(2)	27,241	21,044	27,241	21,044
Average fixed account values (1)(2)	26,559	20,347	24,998	18,892

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Benefits
Net death and other benefits, excluding unlocking	$118	$169	$415	$671
Unlocking	143	104	143	104
Total benefits	$261	$273	$558	$775

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Commissions and Other Expenses
Commissions:
Deferrable	$101	$156	$380	$433
Non-deferrable	147	139	425	417
General and administrative expenses	102	110	312	328
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	1	1	2	3
Taxes, licenses and fees	8	9	26	29
Total expenses incurred, excluding broker-dealer	359	415	1,145	1,210
DAC deferrals	(118)	(175)	(431)	(484)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	241	240	714	726
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	99	104	295	288
Unlocking	(14)	12	(14)	12
Broker-dealer expenses incurred	121	120	363	357
Total commissions and other expenses	$447	$476	$1,358	$1,383

DAC Deferrals
As a percentage of sales/deposits	4.6%	5.1%	4.9%	4.6%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Fee income	$65	$63	$184	$187
Net investment income	240	229	686	686
Other revenues (1)	6	6	19	17
Total operating revenues	311	298	889	890
Operating Expenses
Interest credited	155	147	458	437
Benefits	1	1	2	1
Commissions and other expenses	97	101	294	311
Total operating expenses	253	249	754	749
Income (loss) from operations before taxes	58	49	135	141
Federal income tax expense (benefit)	8	5	16	16
Income (loss) from operations	$50	$44	$119	$125

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2020 to 2019

Income from operations for this segment increased due primarily to the following:

•Lower commissions and other expenses driven by expense management and incentive compensation as a result of production performance, partially offset by the effect of unlocking.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio in 2020, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Higher fee income driven by higher average variable account values.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Income from operations for this segment decreased due primarily to lower net investment income, net of interest credited, driven by spread compression due to average new money rates trailing our current portfolio yields, partially offset by investment income on alternative investments within our surplus portfolio in 2020. The decrease in income from operations was partially offset by lower commissions and other expenses driven by expense management and incentive compensation as a result of production performance, partially offset by the effect of unlocking.

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

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% and 13% for the three and nine months ended September 30, 2020, respectively, compared to 11% and 12%, respectively, for the corresponding periods in 2019. During the second quarter of 2020, account values were negatively impacted by two large case terminations in the mid to large market.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 20% and 22% as of September 30, 2020 and 2019, respectively. Due to this expected overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fee Income
Annuity expense assessments	$47	$46	$134	$137
Mutual fund fees	18	17	50	49
Total expense assessments	65	63	184	186
Surrender charges	-	-	-	1
Total fee income	$65	$63	$184	$187

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Flows By Market
Small market	$113	$117	$284	$330
Mid – large market	500	436	206	685
Multi-Fund® and other	(251)	(281)	(665)	(816)
Total net flows	$362	$272	$(175)	$199

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Variable Account Value Information
Variable annuity deposits (1)	$372	$488	$1,246	$1,409
Increases (decreases) in variable annuity account values:
Net flows (1)	(164)	(135)	(268)	(338)
Change in market value (1)	1,101	64	515	2,250
Contract holder assessments (1)	(39)	(39)	(114)	(115)
Variable annuity account values (1)	16,744	16,044	16,744	16,044
Average daily variable annuity account values (1)	16,715	16,098	15,975	15,796
Average daily S&P 500 Index	3,318	2,958	3,105	2,855

(1)Excludes the fixed portion of variable.

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Mutual Fund Account Value Information
Mutual fund deposits	$1,434	$1,277	$4,219	$4,075
Mutual fund net flows	435	428	(108)	697
Mutual fund account values (1)	41,511	38,183	41,511	38,183

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, our interest rate spread and fixed account values (dollars in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$210	$209	$624	$624
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	8	12	14
Surplus investments (2)	24	12	50	48
Total net investment income	$240	$229	$686	$686

Interest Credited	$155	$147	$458	$437

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Rate Spread
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	3.82%	4.13%	3.87%	4.15%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.10%	0.16%	0.07%	0.09%
Net investment income yield on reserves	3.92%	4.29%	3.94%	4.24%
Interest rate credited to contract holders	2.81%	2.90%	2.85%	2.91%
Interest rate spread	1.11%	1.39%	1.09%	1.33%

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fixed Account Value Information
Fixed annuity deposits (1)	$568	$469	$1,994	$1,319
Increases (decreases) in fixed annuity account values:
Net flows (1)	91	(21)	201	(160)
Reinvested interest credited (1)	155	149	455	436
Contract holder assessments (1)	(4)	(3)	(10)	(8)
Fixed annuity account values (1)	22,316	20,337	22,316	20,337
Average fixed account values (1)	22,009	20,177	21,387	20,004

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

Benefits

Benefits for this segment include changes in annuity benefit reserves.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Commissions and Other Expenses
Commissions:
Deferrable	$1	$2	$4	$4
Non-deferrable	18	18	52	56
General and administrative expenses	71	76	221	234
Taxes, licenses and fees	3	4	12	14
Total expenses incurred	93	100	289	308
DAC deferrals	(4)	(5)	(16)	(15)
Total expenses recognized before amortization	89	95	273	293
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	4	7	17	19
Unlocking	4	(1)	4	(1)
Total commissions and other expenses	$97	$101	$294	$311

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.5%	0.5%	0.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$223	$219	$676	$656
Fee income	1,141	1,275	2,865	2,985
Net investment income	761	601	2,035	1,952
Operating realized gain (loss) (2)	-	(1)	(5)	(5)
Amortization of deferred gain on
business sold through reinsurance	3	-	9	-
Other revenues	(1)	4	7	12
Total operating revenues	2,127	2,098	5,587	5,600
Operating Expenses
Interest credited	369	360	1,116	1,069
Benefits	1,428	1,426	3,465	3,240
Commissions and other expenses	730	630	1,250	1,206
Total operating expenses	2,527	2,416	5,831	5,515
Income (loss) from operations before taxes	(400)	(318)	(244)	85
Federal income tax expense (benefit)	(89)	(73)	(67)	6
Income (loss) from operations	$(311)	$(245)	$(177)	$79

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Comparison of the Three Months Ended September 30, 2020 to 2019

Loss from operations for this segment increased due primarily to the following:

•Lower fee income due to the effect of unlocking, partially offset by growth in business in force.

•Higher commissions and other expenses due to the effect of unlocking, partially offset by expense management.

•Higher benefits due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force, partially offset by the effect of unlocking.

The increase in loss from operations was partially offset by higher net investment income, net of interest credited, driven by investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force, partially offset by the effect of unlocking.

•Lower fee income due to the effect of unlocking, partially offset by growth in business in force.

The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

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

Additional Information

Strategic repricing actions to respond to the low interest rate environment have contributed to lower sales for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, and we expect this trend to continue for the remainder of 2020. We also continue to expect elevated mortality during the remainder of 2020 as a result of the impacts of the COVID-19 pandemic. For more information on the expected and potential impacts to our business, see “Introduction – Executive Summary” above.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fee Income
Cost of insurance assessments	$592	$573	$1,776	$1,703
Expense assessments	382	409	1,125	1,177
Surrender charges	9	9	25	32
DFEL:
Deferrals	(255)	(255)	(730)	(704)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	140	113	396	351
Unlocking	273	426	273	426
Total fee income	$1,141	$1,275	$2,865	$2,985

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales by Product
UL	$3	$11	$17	$37
MoneyGuard®	35	67	106	174
IUL	24	37	69	79
VUL	60	54	157	159
Term	28	37	100	105
Total individual life sales	150	206	449	554
Executive Benefits	36	28	66	81
Total sales	$186	$234	$515	$635

Net Flows
Deposits	$1,537	$1,685	$4,414	$4,907
Withdrawals and deaths	(381)	(458)	(1,272)	(1,443)
Net flows	$1,156	$1,227	$3,142	$3,464

Contract Holder Assessments	$1,296	$1,291	$3,859	$3,827

	As of September 30,
	2020	2019
Account Values
General account	$37,434	$36,922
Separate account	17,797	15,307
Total account values	$55,231	$52,229

In-Force Face Amount
UL and other	$358,897	$348,836
Term insurance	519,173	451,117
Total in-force face amount	$878,070	$799,953

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average General Account Values	$37,770	$37,220	$37,776	$37,099

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$636	$616	$1,894	$1,826
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	7	8	19	25
Alternative investments (2)	88	(52)	26	(8)
Surplus investments (3)	30	29	96	109
Total net investment income	$761	$601	$2,035	$1,952

Interest Credited	$369	$360	$1,116	$1,069

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	4.76%	4.86%	4.77%	4.86%
Commercial mortgage loan prepayment and bond
make-whole premiums	0.04%	0.06%	0.05%	0.07%
Alternative investments	0.72%	-0.44%	0.07%	-0.03%
Net investment income yield on reserves	5.52%	4.48%	4.89%	4.90%
Interest rate credited to contract holders	3.75%	3.71%	3.79%	3.69%
Interest rate spread	1.77%	0.77%	1.10%	1.21%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Benefits
Death claims direct and assumed	$1,245	$1,195	$4,107	$3,509
Death claims ceded	(424)	(460)	(1,520)	(1,315)
Reserves released on death	(152)	(142)	(556)	(452)
Net death benefits	669	593	2,031	1,742
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	174	157	479	443
Unlocking	112	445	112	445
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	119	113	350	329
Unlocking	272	48	272	48
Other benefits (1)	82	70	221	233
Total benefits	$1,428	$1,426	$3,465	$3,240

Death claims per $1,000 of in-force	3.07	3.00	3.17	3.01

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Commissions and Other Expenses
Commissions	$171	$212	$535	$595
General and administrative expenses	138	145	412	439
Expenses associated with reserve financing	25	24	74	70
Taxes, licenses and fees	46	46	128	131
Total expenses incurred	380	427	1,149	1,235
DAC and VOBA deferrals	(202)	(246)	(620)	(697)
Total expenses recognized before amortization	178	181	529	538
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	105	110	272	327
Unlocking	446	338	446	338
Other intangible amortization	1	1	3	3
Total commissions and other expenses	$730	$630	$1,250	$1,206

DAC and VOBA Deferrals
As a percentage of sales	108.6%	105.1%	120.4%	109.8%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2020, to the corresponding periods in 2019, the increase was primarily a result of changes in sales mix to products with higher commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums	$1,052	$1,024	$3,231	$3,079
Net investment income	88	72	239	226
Other revenues (1)	44	41	138	125
Total operating revenues	1,184	1,137	3,608	3,430
Operating Expenses
Interest credited	1	2	4	4
Benefits	875	756	2,580	2,267
Commissions and other expenses	300	301	916	926
Total operating expenses	1,176	1,059	3,500	3,197
Income (loss) from operations before taxes	8	78	108	233
Federal income tax expense (benefit)	2	17	23	49
Income (loss) from operations	$6	$61	$85	$184

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses. In the first quarter of 2020, we recaptured certain disability business that was originally ceded to a third-party reinsurer, which has a corresponding offset in benefits.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income (Loss) from Operations by Product Line
Life	$(37)	$22	$(56)	$44
Disability	43	40	130	145
Dental	-	(1)	11	(5)
Income (loss) from operations	$6	$61	$85	$184

Comparison of the Three Months Ended September 30, 2020 to 2019

Income from operations for this segment decreased due primarily to higher benefits driven by unfavorable experience in our life business and unfavorable reserve adjustments in 2020 as compared to favorable reserve adjustments in 2019 due to modifying certain assumptions on the reserves in these businesses.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio in 2020.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Income from operations for this segment decreased due primarily to higher benefits driven by unfavorable experience in our life and disability businesses and unfavorable reserve adjustments in 2020 as compared to favorable reserve adjustments in 2019 due to modifying certain assumptions on the reserves in these businesses, partially offset by lower incidence in our dental business.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio in 2020.

•Lower commissions and other expenses driven by expense management and incentive compensation as a result of production performance.

Additional Information

The total loss ratio for the three and nine months ended September 30, 2020, was driven primarily by unfavorable mortality in our life business due primarily to the impacts of the COVID-19 pandemic. In addition, for the nine months ended September 30, 2020, the total loss ratio was unfavorably impacted by higher incidence and new claims severity in our disability business, partially offset by lower incidence in our dental business due to COVID-19. We continue to expect an unfavorable loss ratio in our life business for the remainder of 2020 as a result of the impacts of the COVID-19 pandemic. In addition, we anticipate morbidity headwinds in our disability business related to the economic environment. For more information on the expected and potential impacts to our business, see “Introduction – Executive Summary” above.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Insurance Premiums by Product Line
Life	$394	$375	$1,216	$1,120
Disability	592	576	1,813	1,737
Dental	66	73	202	222
Total insurance premiums	$1,052	$1,024	$3,231	$3,079

Sales by Product Line
Life	$24	$131	$121	$237
Disability	17	96	106	179
Dental	8	15	29	40
Total sales	$49	$242	$256	$456

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers. The premiums are a function of the rates priced into the product and our business in force. Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders. We believe that the trend in sales is an important indicator of development of business in force over time. Sales in the table above are the combined annualized premiums for our products. When comparing sales for the three months ended September 30, 2020, to the corresponding period in 2019, the decrease was due in part to sales timing and the impacts of the COVID-19 pandemic that resulted in a highly competitive and price-sensitive market.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Benefits and Interest Credited by Product Line
Life	$362	$265	$1,028	$796
Disability	468	440	1,431	1,312
Dental	46	53	125	163
Total benefits and interest credited	$876	$758	$2,584	$2,271

Loss Ratios by Product Line
Life	91.9%	70.5%	84.5%	71.0%
Disability	78.9%	76.4%	78.7%	75.6%
Dental	70.1%	73.4%	61.7%	73.5%
Total	83.2%	74.1%	79.8%	73.8%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Commissions and Other Expenses
Commissions	$80	$88	$264	$272
General and administrative expenses	164	185	500	540
Taxes, licenses and fees	30	27	91	84
Total expenses incurred	274	300	855	896
DAC deferrals	(9)	(29)	(50)	(72)
Total expenses recognized before amortization	265	271	805	824
DAC and VOBA amortization, net of interest (1)	26	24	86	85
Other intangible amortization	9	6	25	17
Total commissions and other expenses	$300	$301	$916	$926

DAC Deferrals
As a percentage of insurance premiums	0.9%	2.8%	1.5%	2.3%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized as a level percent of insurance premiums of the related contracts, depending on the block of business. Certain broker commissions that vary with and are related to paid premiums are expensed as incurred rather than deferred and amortized. Generally, we have higher amortization in the first quarter of the year due to a significant number of policies renewing in the quarter. When comparing DAC deferrals as a percentage of insurance premiums for the three months ended September 30, 2020, to the corresponding period in 2019, the decrease was primarily driven by lower sales as a result of the impacts of the COVID-19 pandemic.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues
Insurance premiums (1)	$2	$3	$9	$10
Net investment income	35	46	116	147
Other revenues	3	1	6	9
Total operating revenues	40	50	131	166
Operating Expenses
Interest credited	9	14	31	44
Benefits	33	42	80	88
Other expenses	10	5	24	46
Interest and debt expense	66	71	203	212
Strategic digitization expense	20	16	45	47
Total operating expenses	138	148	383	437
Income (loss) from operations before taxes	(98)	(98)	(252)	(271)
Federal income tax expense (benefit)	(24)	(23)	(50)	(70)
Income (loss) from operations	$(74)	$(75)	$(202)	$(201)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended September 30, 2020 to 2019

Loss from operations for Other Operations decreased modestly due primarily to the following:

•Lower benefits attributable to favorable experience and reserve adjustments in our run-off institutional pension business.

•Lower interest and debt expense driven by a decline in average interest rates.

The decrease in loss from operations was partially offset by the following:

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations, partially offset by investment income on alternative investments in 2020.

•Higher other expenses attributable to increased branding expenses, partially offset by the effect of changes in our stock price on liabilities related to our deferred compensation plans, as our stock price decreased during the third quarter of 2020, compared to a less significant decrease during the third quarter of 2019.

•Higher strategic digitization expense.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Loss from operations for Other Operations increased modestly due primarily to the following:

•Less favorable income tax benefits driven by lower excess tax benefits associated with stock-based compensation and unfavorable market impacts on tax preferred investment income.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decline in excess capital retained by Other Operations, partially offset by investment income on alternative investments in 2020.

The increase in loss from operations was partially offset by the following:

•Lower other expenses attributable to the effect of changes in our stock price on liabilities related to our deferred compensation plans, as our stock price decreased significantly during the nine months ended September 30, 2020, compared to an increase during the nine months ended September 30, 2019.

•Lower interest and debt expense driven by a decline in average interest rates.

•Lower benefits attributable to favorable experience and reserve adjustments in our run-off institutional pension business.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expenses:
Branding	$12	$8	$31	$29
Other (1)	2	1	10	29
Total general and administrative expenses	14	9	41	58
Taxes, licenses and fees (2)	(3)	(1)	(9)	(3)
Other (3)	(1)	(3)	(8)	(9)
Total other expenses	$10	$5	$24	$46

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

(3)Consists of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

For the Three			For the Nine
Months Ended			Months Ended
September 30,			September 30,
2020		2019	2020	2019
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$57	$50	$155	$132
Total excluded realized gain (loss)	572	(61)	(198)	(623)
Total realized gain (loss), pre-tax	$629	$(11)	$(43)	$(491)

Reconciliation of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$452	$(49)	$(156)	$(492)
Benefit ratio unlocking	83	(2)	17	186
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$535	$(51)	$(139)	$(306)

Components of Excluded Realized Gain (Loss)
Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain financial assets	$51	$(28)	$(130)	$(52)
Realized gain (loss) on the mark-to-market on
certain instruments (2)	(10)	19	28	(103)
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged	12	(65)	(555)	(99)
GLB NPR component	464	43	532	14
Total variable annuity net derivatives results	476	(22)	(23)	(85)
Indexed annuity forward-starting option	18	(20)	(14)	(66)
Excluded realized gain (loss) net of benefit
ratio unlocking, after-tax	$535	$(51)	$(139)	$(306)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)The Modco investment portfolio includes fixed maturity securities classified as AFS with changes in fair value recorded in other comprehensive income (loss) (“OCI”). Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 for more information.

Comparison of the Three Months Ended September 30, 2020 to 2019

We had higher realized gains due primarily to the following:

•Favorable variable annuity net derivatives results driven by an update to our non-performance risk (“NPR”) input to the fair value calculation of our GLB embedded derivatives, favorable hedge program performance due to less volatile capital markets and the effect of unlocking.

•Gains related to certain financial assets due to a decrease in our allowance for credit losses.

Comparison of the Nine Months Ended September 30, 2020 to 2019

We had lower realized losses due primarily to the following:

•Favorable variable annuity net derivatives results driven by an update to our NPR input to the fair value calculation of our GLB embedded derivatives and the effect of unlocking, partially offset by unfavorable hedge program performance due to more volatile capital markets.

•Gains on the mark-to-market on certain instruments due primarily to favorable changes in the fair value of embedded derivatives related to certain Modco arrangements.

The lower realized losses were partially offset by higher realized losses related to certain financial assets due to an increase in our allowance for credit losses.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Variable annuity hedge program assets (liabilities)	$4,040	$4,903	$6,529	$1,998	$3,292

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$(1,543)	$(2,498)	$(3,968)	$620	$(568)
NPR	717	(19)	99	(120)	(37)
Embedded derivative reserves	(826)	(2,517)	(3,869)	500	(605)
Insurance benefit reserves	(1,314)	(1,239)	(1,525)	(958)	(1,026)
Total variable annuity reserves – asset (liability)	$(2,140)	$(3,756)	$(5,394)	$(458)	$(1,631)

10-year credit default swap ("CDS") spread	1.34%	1.14%	1.56%	1.14%	1.36%
NPR factor related to 10-year CDS spread	0.80%	0.13%	0.22%	0.13%	0.19%

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Investments
Fixed maturity AFS securities	$118,252	$105,200	79.1%	78.7%
Trading securities	4,633	4,673	3.1%	3.5%
Equity securities	122	103	0.1%	0.1%
Mortgage loans on real estate	16,541	16,339	11.0%	12.2%
Real estate	10	11	0.0%	0.0%
Policy loans	2,527	2,477	1.7%	1.8%
Derivative investments	3,236	1,911	2.2%	1.4%
Alternative investments	1,831	1,821	1.2%	1.4%
Other investments	2,363	1,162	1.6%	0.9%
Total investments	$149,515	$133,697	100.0%	100.0%

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

	As of September 30, 2020
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$15,395	$2,431	$53	$17,773	15.0%
Basic industry	4,771	818	8	5,581	4.7%
Capital goods	7,373	1,211	32	8,552	7.2%
Communications	4,272	908	7	5,173	4.4%
Consumer cyclical	5,571	784	26	6,329	5.4%
Consumer non-cyclical	15,934	3,009	35	18,908	16.0%
Energy	5,615	589	118	6,086	5.1%
Technology	4,498	671	13	5,156	4.4%
Transportation	3,414	531	23	3,922	3.3%
Industrial other	1,907	192	12	2,087	1.8%
Utilities	13,989	2,911	11	16,889	14.3%
Government related entities	1,908	382	29	2,261	1.9%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,898	236	-	2,134	1.8%
Non-agency backed	458	49	-	507	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	513	49	-	562	0.5%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	1	-	21	0.1%
Non-agency backed	1,297	113	1	1,409	1.2%
ABS:
Collateralized loan obligations ("CLOs")	5,077	15	17	5,075	4.3%
Credit card	78	29	1	106	0.1%
Equipment receivables	15	-	-	15	0.0%
Home equity	321	52	1	372	0.3%
Manufactured housing	8	1	-	9	0.0%
Student loans	20	1	-	21	0.0%
Other	953	42	3	992	0.8%
Municipals:
Taxable	5,147	1,497	3	6,641	5.6%
Tax-exempt	110	23	-	133	0.1%
Government:
United States	397	99	-	496	0.4%
Foreign	357	82	3	436	0.4%
Hybrid and redeemable preferred securities	557	91	42	606	0.5%
Total fixed maturity AFS securities	101,873	16,817	438	118,252	100.0%
Trading Securities (2)	4,296	416	79	4,633
Equity Securities	140	8	26	122
Total fixed maturity AFS, trading and equity securities	$106,309	$17,241	$543	$123,007

	As of December 31, 2019
		Gross Unrealized			%
	Amortized		Losses and	Fair	Fair
	Cost	Gains	OTTI (3)	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,991	$1,632	$43	$15,580	14.8%
Basic industry	4,570	491	6	5,055	4.8%
Capital goods	6,700	760	10	7,450	7.1%
Communications	4,314	654	7	4,961	4.7%
Consumer cyclical	5,335	536	9	5,862	5.6%
Consumer non-cyclical	14,215	1,813	21	16,007	15.2%
Energy	6,080	649	44	6,685	6.4%
Technology	4,039	382	4	4,417	4.2%
Transportation	3,283	309	2	3,590	3.4%
Industrial other	1,563	98	2	1,659	1.6%
Utilities	13,533	1,861	20	15,374	14.6%
Government related entities	1,794	294	12	2,076	2.0%
CMOs:
Agency backed	1,893	108	9	1,992	1.9%
Non-agency backed	527	49	(18)	594	0.6%
MPTS:
Agency backed	622	33	-	655	0.6%
CMBS:
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,018	44	-	1,062	1.0%
ABS:
CLOs	3,612	7	8	3,611	3.4%
Credit card	78	22	1	99	0.1%
Equipment receivables	20	1	-	21	0.0%
Home equity	369	15	(27)	411	0.4%
Manufactured housing	9	-	-	9	0.0%
Student loans	30	1	-	31	0.0%
Other	692	16	1	707	0.7%
Municipals:
Taxable	4,675	1,091	7	5,759	5.5%
Tax-exempt	103	22	-	125	0.1%
Government:
United States	384	51	-	435	0.4%
Foreign	329	64	-	393	0.4%
Hybrid and redeemable preferred securities	497	82	20	559	0.5%
Total fixed maturity AFS securities	94,295	11,086	181	105,200	100.0%
Trading Securities (2)	4,330	353	10	4,673
Equity Securities	123	5	25	103
Total fixed maturity AFS, trading and equity securities	$98,748	$11,444	$216	$109,976

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

(3)Other-than-temporary impairment (“OTTI”)includes unrealized (gains) and losses on credit-impaired securities related to changes in the fair value of such securities subsequent to the impairment measurement date.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of September 30, 2020			As of December 31, 2019
	Rating Agency	Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$56,667	$67,100	56.8%	$51,367	$58,235	55.4%
2	BBB	40,986	46,963	39.7%	39,473	43,460	41.3%
Total investment grade securities		97,653	114,063	96.5%	90,840	101,695	96.7%

Below Investment Grade Securities
3	BB	2,997	3,017	2.6%	2,309	2,388	2.3%
4	B	1,169	1,116	0.9%	960	955	0.9%
5	CCC and lower	48	50	0.0%	158	136	0.1%
6	In or near default	6	6	0.0%	28	26	0.0%
Total below investment grade securities		4,220	4,189	3.5%	3,455	3,505	3.3%
Total fixed maturity AFS securities		$101,873	$118,252	100.0%	$94,295	$105,200	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.1%	3.5%		3.7%	3.3%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of September 30, 2020.

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

As of September 30, 2020, and December 31, 2019, 81% and 87%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of September 30, 2020, increased by $0.2 billion since December 31, 2019. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

As more fully described in Note 1 in our 2019 Form 10-K and Note 4 herein, we regularly review our investment holdings for impairment. We believe the unrealized loss position as of September 30, 2020, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considers the following as part of the evaluation:

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

As reported on our Consolidated Balance Sheets, we had $152.1 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $126.0 billion as of September 30, 2020. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $107.7 billion as of September 30, 2020, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

See “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2019 Form 10-K and Note 4 herein for additional discussion.

As of September 30, 2020, and December 31, 2019, the estimated fair value for all private placement securities was $18.3 billion and $17.0 billion, respectively, representing 12% and 13% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2019 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $340 million and represented less than 1% of our total investment portfolio as of September 30, 2020. Fixed maturity AFS securities represented $326 million, or 96%, and trading securities represented $14 million, or 4%, of the subprime exposure as of September 30, 2020. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2020:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$2,411	$2,696	$144	$158	$115	$130	$199	$219	$2,869	$3,203
ABS home equity	1	1	30	31	39	49	251	291	321	372
Total by type (2)(3)	$2,412	$2,697	$174	$189	$154	$179	$450	$510	$3,190	$3,575

Rating
AAA	$1,959	$2,196	$6	$6	$-	$-	$2	$2	$1,967	$2,204
AA	453	501	18	19	11	12	8	8	490	540
A	-	-	13	13	2	2	41	42	56	57
BBB	-	-	3	4	11	11	11	11	25	26
BB and below	-	-	134	147	130	154	388	447	652	748
Total by rating (2)(3)(4)	$2,412	$2,697	$174	$189	$154	$179	$450	$510	$3,190	$3,575

Origination Year
2010 and prior	$590	$672	$153	$166	$153	$178	$450	$510	$1,346	$1,526
2011	66	72	-	-	-	-	-	-	66	72
2012	32	34	-	-	-	-	-	-	32	34
2013	178	198	-	-	-	-	-	-	178	198
2014	70	83	1	1	-	-	-	-	71	84
2015	179	199	15	17	-	-	-	-	194	216
2016	573	625	-	-	1	1	-	-	574	626
2017	289	324	-	-	-	-	-	-	289	324
2018	229	265			-	-	-	-	229	265
2019	183	201	1	1	-	-	-	-	184	202
2020	23	24	4	4	-	-	-	-	27	28
Total by origination
year (2)(3)	$2,412	$2,697	$174	$189	$154	$179	$450	$510	$3,190	$3,575

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									3.1%	3.0%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.8%	0.7%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $166 million and $184 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $137 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $137 million in trading securities consisted of $123 million prime, $1 million Alt-A and $13 million subprime.

(3)Does not include the fair value of trading securities totaling $143 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $143 million in trading securities consisted of $128 million prime, $1 million Alt-A and $14 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2020:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,297	$1,407	$20	$23	$1,317	$1,430

Rating
AAA	$1,226	$1,331	$4	$4	$1,230	$1,335
AA	71	75	11	13	82	88
A	-	-	5	6	5	6
BB and below	-	1	-	-	-	1
Total by rating (1)(2)(3)	$1,297	$1,407	$20	$23	$1,317	$1,430

Origination Year
2010 and prior	$12	$14	$11	$14	$23	$28
2011	5	5	-	-	5	5
2012	27	27	-	-	27	27
2013	149	153	-	-	149	153
2014	13	14	-	-	13	14
2015	25	27	-	-	25	27
2016	107	115	4	4	111	119
2017	323	360	-	-	323	360
2018	169	195	-	-	169	195
2019	294	322			294	322
2020	173	175	5	5	178	180
Total by origination year (1)(2)	$1,297	$1,407	$20	$23	$1,317	$1,430

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.3%	1.2%

(1)Does not include the amortized cost of trading securities totaling $157 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $157 million in trading securities consisted of $66 million of multiple property CMBS and $91 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $142 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $142 million in trading securities consisted of $62 million of multiple property CMBS and $80 million of single property CMBS.

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

As of September 30, 2020, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $369 million and $430 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of September 30, 2020, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Independent	$694	6.3%	$74	16.9%	$620	5.9%
Finance companies	387	3.4%	41	9.4%	346	3.3%
Aerospace and defense	349	3.2%	29	6.6%	320	3.0%
Banking	367	3.3%	26	5.9%	341	3.2%
Government owned, no guarantee	121	1.1%	26	5.9%	95	0.9%
Healthcare	781	7.1%	24	5.5%	757	7.2%
Midstream	294	2.7%	22	5.0%	272	2.6%
ABS	3,706	33.6%	21	4.8%	3,685	34.8%
Integrated	110	1.0%	16	3.7%	94	0.9%
Technology	436	4.0%	13	3.0%	423	4.0%
Industrial – other	378	3.4%	12	2.7%	366	3.4%
Airlines	148	1.3%	12	2.7%	136	1.3%
Transportation services	204	1.9%	11	2.5%	193	1.8%
Property and casualty	105	1.0%	9	2.1%	96	0.9%
Retail	77	0.7%	9	2.1%	68	0.6%
Oil field services	100	0.9%	6	1.4%	94	0.9%
Entertainment	106	1.0%	6	1.4%	100	0.9%
Utility	159	1.4%	6	1.4%	153	1.4%
Leisure	119	1.1%	5	1.1%	114	1.1%
Pharmaceuticals	202	1.8%	5	1.1%	197	1.9%
Industries with unrealized losses
less than $5 million	2,180	19.8%	65	14.8%	2,115	20.0%
Total by industry	$11,023	100.0%	$438	100.0%	$10,585	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	10.8%		100.0%		9.0%

As of September 30, 2020, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $37 million and $35 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2020
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,013	$650	$16,663	99.5%
Delinquent (1)	-	53	53	0.3%
Foreclosure (2)	-	27	27	0.2%
Total mortgage loans on real estate before allowance	16,013	730	16,743	100.0%
Allowance for credit losses	(172)	(30)	(202)
Total mortgage loans on real estate	$15,841	$700	$16,541

	As of December 31, 2019
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$15,606	$718	$16,324	99.9%
Delinquent (1)	-	9	9	0.1%
Foreclosure (2)	-	8	8	0.0%
Total mortgage loans on real estate before allowance	15,606	735	16,341	100.0%
Allowance for credit losses	-	(2)	(2)
Total mortgage loans on real estate	$15,606	$733	$16,339

(1)As of September 30, 2020, 1 commercial loan and 93 residential loans were delinquent. As of December 31, 2019, 3 commercial loans and 24 residential loans were delinquent.

(2)As of September 30, 2020, no commercial mortgage loans and 67 residential loans were in foreclosure. As of December 31, 2019, no commercial mortgage loans and 14 residential mortgage loans were in foreclosure.

As of September 30, 2020, there were 1 specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and 74 specifically identified impaired residential mortgage loans on real estate also with an aggregate carrying value of $35 million. As of December 31, 2019, there was one specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and four specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $1 million.

The total outstanding principal and interest on the commercial mortgage loans on real estate that were two or more payments delinquent as of September 30, 2020, and December 31, 2019, was less than $1 million. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of September 30, 2020, and December 31, 2019, was $52 million and $9 million, respectively. See Note 4 herein for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2020	2019
Segment
Annuities	$5,790	$5,453
Retirement Plan Services	4,092	4,096
Life Insurance	3,996	4,096
Group Protection	1,373	1,361
Other Operations	1,290	1,333
Total mortgage loans on real estate	$16,541	$16,339

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of September 30, 2020			As of September 30, 2020
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,126	32.4%	CA	$3,794	24.0%
Office building	3,926	24.8%	TX	1,695	10.7%
Retail	2,578	16.3%	NY	1,149	7.3%
Industrial	2,997	18.9%	FL	783	4.9%
Other commercial	737	4.6%	GA	702	4.4%
Hotel/Motel	255	1.6%	MD	701	4.4%
Mixed Use	222	1.4%	WA	578	3.6%
Total	$15,841	100.0%	TN	568	3.6%
Geographic Region			OH	563	3.6%
Pacific	4,696	29.6%	PA	539	3.4%
South Atlantic	3,490	22.0%	VA	496	3.1%
Middle Atlantic	1,927	12.2%	NC	402	2.5%
West South Central	1,840	11.6%	AZ	334	2.1%
East North Central	1,412	8.9%	IL	327	2.1%
Mountain	774	4.9%	OR	324	2.1%
East South Central	695	4.4%	WI	321	2.0%
West North Central	496	3.1%	MA	317	2.0%
New England	476	3.1%	Non U.S.	35	0.2%
Non-U.S.	35	0.2%	All other states	2,213	14.0%
Total	$15,841	100.0%	Total	$15,841	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of September 30, 2020
	Commercial	Residential	Total	%
Principal Repayment Year
2020	$152	$2	$154	0.9%
2021	939	8	947	5.7%
2022	935	9	944	5.6%
2023	856	9	865	5.2%
2024	1,273	10	1,283	7.7%
2025 and thereafter	11,846	669	12,515	74.9%
Total	$16,001	$707	$16,708	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Annuities	$14	$(8)	$7	$(1)
Retirement Plan Services	9	(5)	5	-
Life Insurance	88	(61)	26	(8)
Group Protection	9	(5)	5	-
Other Operations	3	(2)	2	-
Total (1)	$123	$(81)	$45	$(9)

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2020, and December 31, 2019, alternative investments included investments in 271 and 258 different partnerships, respectively, and the portfolio represented approximately 1% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of September 30, 2020, and December 31, 2019, was $11 million and $9 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Investment Income
Fixed maturity AFS securities	$1,085	$1,066	$3,237	$3,211
Trading securities	49	57	150	139
Equity securities	-	1	2	3
Mortgage loans on real estate	168	164	511	460
Real estate	-	-	-	1
Policy loans	32	33	94	97
Invested cash	-	13	13	30
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	21	26	51	64
Alternative investments (2)	123	(81)	45	(9)
Consent fees	2	2	5	6
Other investments	19	9	33	23
Investment income	1,499	1,290	4,141	4,025
Investment expense	(41)	(55)	(136)	(183)
Net investment income	$1,458	$1,235	$4,005	$3,842

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.09%	4.39%	4.15%	4.36%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.07%	0.09%	0.05%	0.07%
Alternative investments	0.38%	-0.28%	0.05%	-0.01%
Net investment income yield on invested assets	4.54%	4.20%	4.25%	4.42%

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Credit Loss Expense Recognized in Net Income (Loss) (1)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(2)	$(22)	$(13)
RMBS	-	-	(1)	(1)
ABS	1	-	-	(1)
Gross credit loss expense recognized in net income (loss)	(1)	(2)	(23)	(15)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	1	1
Net credit loss expense recognized in net income (loss)	$(1)	$(2)	$(22)	$(14)

(1)Upon adoption of ASU 2016-13, we recognized credit loss expense incurred and write-downs taken as a result of impairments through net income (loss) for the three and nine months ended September 30, 2020. Prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of OTTI through net income (loss) for the three and nine months ended September 30, 2019.

The $23 million of impairments recognized in net income during the nine months ended September 30, 2020, were all credit-related impairments. The increase in credit losses was primarily attributable to the destabilization of the energy industry. For more information on current market conditions, see “Introduction – Executive Summary.”

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Overview

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $341 million and $(2.9) billion for the nine months ended September 30, 2020 and 2019, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC is largely dependent upon the dividend capacity of its insurance subsidiaries as well as their ability to advance or repay funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance. The sources of liquidity and cash flow of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.

Disruptions, uncertainty or volatility in the capital and credit markets, including any current or future impacts related to the COVID-19 pandemic, may materially affect our business operations and results of operations. These poor market conditions may reduce our insurance subsidiaries’ statutory surplus and RBC requiring them to retain more capital and may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities. Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash. As of September 30, 2020, the holding company had available liquidity of $756 million, which includes amounts related to the pre-funding of our $300 million senior notes due 2022. Based on the sources of liquidity and cash flow available to us as discussed below, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection. For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2019 Form 10-K, “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020. See also “Introduction – Executive Summary” for a discussion on the impacts of and actions taken in response to the COVID-19 pandemic.

Sources of Liquidity and Cash Flow

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$80	$150	$486	$550
Lincoln Investment Management Company	-	10	-	10
Lincoln National Management Corporation	5	-	5	-
Lincoln National Reinsurance Company (Barbados) Limited	-	40	150	125
Total dividends from subsidiaries	$85	$200	$641	$685

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$32	$54	$96	$100

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$-	$-	$(7)	$(10)

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. As discussed in “Part I – Item 1A. Risk Factors – Legislative, Regulatory, and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and result of operations” in our 2019 Form 10-K, our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of September 30, 2020, was approximately $2.0 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($126 million will expire in 2024 and $1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 13 in our 2019 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.6 billion to finance a portion of the excess reserves as of September 30, 2020; of this amount, $2.6 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2019 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

Details underlying debt and financing activities (in millions) for the nine months ended September 30, 2020, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$300	$-	$(300)	$-	$-	$-

Long-Term Debt
Senior notes	$4,610	$800	$(296)	$150	$(7)	$5,257
Bank borrowings	250	500	(500)	-	(1)	249
Capital securities (2)	1,207	-	-	-	1	1,208
Total long-term debt	$6,067	$1,300	$(796)	$150	$(7)	$6,714

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

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to The Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of September 30, 2020. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2019 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2019 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2019 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of September 30, 2020, the holding company had a net outstanding receivable (payable) of $(1.1) billion from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. The holding company had an average borrowing balance of $1.2 billion from the cash management program during the third quarter of 2020. The holding company had a maximum and minimum amount of financing from the cash management program during the third quarter of 2020 of $1.3 billion and $1.1 billion, respectively. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

During August 2020, LNC entered into a facility agreement with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. For additional details, see Note 10.

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2020, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.3 billion. In October 2020, Lincoln Life & Annuity Company of New York (“LLANY”) became a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2020, our insurance subsidiaries had investments with a carrying value of $3.3 billion out on loan. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash, short-term investments or fixed maturity AFS securities. For additional details, see “Payables for Collateral on Investments” in Note 4.

Cash Flows from Collateral on Derivatives

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset decreases (or increases), the collateral required to be posted by our counterparties would also decrease (or increase). Likewise, when the value of a derivative liability decreases (or increases), the collateral we are required to post to our counterparties would also decrease (or increase). For the nine months ended September 30, 2020, our collateral payable for derivative investments increased due primarily to decreasing interest rates that increased the fair values of our associated over-the-counter derivative investments. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty if our net derivative liability position reaches certain contractual levels. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources, in addition to those discussed above, of approximately $2.0 billion to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt.

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. On November 3, 2020, our Board of Directors approved an increase to the quarterly dividend on our common stock from $0.40 to $0.42 per share. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Free cash flow for the holding company generally represents the amount of dividends and interest received from subsidiaries less interest paid on debt. During the second and third quarters of 2020, we suspended common stock repurchases under our buyback program. We plan to resume common stock repurchases in the fourth quarter of 2020. For more information regarding share repurchases, see “Introduction – Executive Summary” above and “Part II – Item 2(c)” below.

Details underlying this activity (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Dividends to common stockholders	$77	$74	$233	$225
Repurchase of common stock	-	150	225	540
Total cash returned to stockholders	$77	$224	$458	$765

Number of shares repurchased	-	2.5	3.8	8.7

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Debt service (interest paid)	$62	$67	$202	$212
Capital contribution to subsidiaries	-	-	475	-
Total	$62	$67	$677	$212

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

Off-Balance Sheet Arrangements

During August 2020, LNC entered into a facility agreement with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below $2.75 billion, subject to adjustment from time to time in certain cases, and upon certain other events described in the facility agreement. For more information, see Note 10.

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

Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K. See also “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” herein.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. The court has not yet set a trial date, and we continue to vigorously defend this action.

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. We are vigorously defending this matter.

See Note 11 in “Part I – Item 1” above for further discussion regarding these and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the Company during the quarter ended September 30, 2020 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
7/1/20 – 7/31/20	-	-	-	$1,239

8/1/20 – 8/31/20	-	-	-	1,239

9/1/20 – 9/30/20	-	-	-	1,239

(1)No shares were repurchased by the Company in the third quarter of 2020. Repurchases under our existing authorization were temporarily suspended during the second and third quarters of 2020.

(2)On February 19, 2020, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.66 billion.  As of September 30, 2020, our remaining security repurchase authorization was $1.2 billion. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 106, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2020

3.1	Amended and Restated Bylaws of the Company (effective August 19, 2020) incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 20, 2020.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: November 5, 2020