Form 10-Q
period 2021-03-31
LINCOLN NATIONAL CORP
filed 2021-05-06
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Yes ☐No ☒

As of May 3, 2021, there were 190,373,196 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $105,866; 2020 - $104,174; allowance for credit losses: 2021 - $14; 2020 - $13)	$117,313	$123,044
Trading securities	4,365	4,501
Equity securities	123	129
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $874; 2020 - $832)	17,255	16,763
Policy loans	2,502	2,426
Derivative investments	3,453	3,109
Other investments	3,548	3,984
Total investments	148,559	153,956
Cash and invested cash	1,350	1,708
Deferred acquisition costs and value of business acquired	7,665	5,812
Premiums and fees receivable	653	486
Accrued investment income	1,301	1,257
Reinsurance recoverables, net of allowance for credit losses	16,289	16,496
Funds withheld reinsurance assets	528	530
Goodwill	1,778	1,778
Other assets	17,298	15,960
Separate account assets	171,339	167,965
Total assets	$366,760	$365,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$39,591	$40,814
Other contract holder funds	107,002	105,405
Short-term debt	300	-
Long-term debt	6,294	6,682
Reinsurance related embedded derivatives	244	392
Funds withheld reinsurance liabilities	1,976	1,946
Payables for collateral on investments	7,597	6,222
Other liabilities	12,824	13,823
Separate account liabilities	171,339	167,965
Total liabilities	347,167	343,249

Contingencies and Commitments (See Note 10)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 191,149,192 and 192,329,691 shares
issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	5,057	5,082
Retained earnings	8,775	8,686
Accumulated other comprehensive income (loss)	5,761	8,931
Total stockholders’ equity	19,593	22,699
Total liabilities and stockholders’ equity	$366,760	$365,948

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2021	2020
Revenues
Insurance premiums	$1,406	$1,373
Fee income	1,592	1,539
Net investment income	1,510	1,375
Realized gain (loss)	(181)	(24)
Amortization of deferred gain on business sold through reinsurance	9	11
Other revenues	198	151
Total revenues	4,534	4,425
Expenses
Interest credited	737	725
Benefits	2,226	2,501
Commissions and other expenses	1,231	1,085
Interest and debt expense	65	68
Strategic digitization expense	13	12
Total expenses	4,272	4,391
Income (loss) before taxes	262	34
Federal income tax expense (benefit)	37	(18)
Net income (loss)	225	52
Other comprehensive income (loss), net of tax	(3,170)	(2,669)
Comprehensive income (loss)	$(2,945)	$(2,617)

Net Income (Loss) Per Common Share
Basic	$1.17	$0.27
Diluted	1.16	0.15

Cash Dividends Declared Per Common Share	$0.42	$0.40

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2021	2020
Common Stock
Balance as of beginning-of-year	$5,082	$5,162
Stock compensation/issued for benefit plans	25	9
Retirement of common stock/cancellation of shares	(50)	(100)
Balance as of end-of-period	5,057	5,071

Retained Earnings
Balance as of beginning-of-year	8,686	8,854
Cumulative effect from adoption of new accounting standards	-	(203)
Net income (loss)	225	52
Retirement of common stock	(55)	(125)
Common stock dividends declared	(81)	(78)
Balance as of end-of-period	8,775	8,500

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	8,931	5,673
Other comprehensive income (loss), net of tax	(3,170)	(2,669)
Balance as of end-of-period	5,761	3,004
Total stockholders’ equity as of end-of-period	$19,593	$16,575

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$225	$52
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	181	24
Trading securities purchases, sales and maturities, net	98	235
Amortization of deferred gain on business sold through reinsurance	(9)	(11)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	54	(169)
Premiums and fees receivable	(167)	(97)
Accrued investment income	(41)	(37)
Insurance liabilities and reinsurance-related balances	(764)	736
Accrued expenses	(40)	(317)
Federal income tax accruals	37	(18)
Other	(216)	57
Net cash provided by (used in) operating activities	(642)	455
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,834)	(3,590)
Sales of available-for-sale securities and equity securities	571	395
Maturities of available-for-sale securities	1,913	1,317
Purchases of alternative investments	(163)	(79)
Sales and repayments of alternative investments	54	55
Issuance of mortgage loans on real estate	(888)	(839)
Repayment and maturities of mortgage loans on real estate	403	227
Issuance (repayment) of policy loans, net	(76)	(94)
Net change in collateral on investments, derivatives and related settlements	1,341	3,411
Other	(33)	(61)
Net cash provided by (used in) investing activities	(712)	742
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(300)
Issuance of long-term debt, net of issuance costs	-	499
Deposits of fixed account values, including the fixed portion of variable	3,136	3,917
Withdrawals of fixed account values, including the fixed portion of variable	(1,777)	(1,684)
Transfers to and from separate accounts, net	(122)	323
Common stock issued for benefit plans	7	(9)
Repurchase of common stock	(105)	(225)
Dividends paid to common stockholders	(80)	(79)
Other	(63)	-
Net cash provided by (used in) financing activities	996	2,442
Net increase (decrease) in cash, invested cash and restricted cash	(358)	3,639
Cash, invested cash and restricted cash as of beginning-of-year	1,708	2,563
Cash, invested cash and restricted cash as of end-of-period	$1,350	$6,202

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments. See Note 14 for additional details. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. These products primarily include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2020 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and the impact of the adoption on our consolidated financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848) and related amendments

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

March 12, 2020 through December 31, 2022

This standard may be elected and applied prospectively as reference rate reform unfolds. We have elected practical expedients to maintain hedge accounting for certain derivatives. We will continue to evaluate our options under this guidance as our reference rate reform adoption process continues. This ASU has not had a material impact to our consolidated financial condition and results of operations, but we will continue to evaluate those impacts as our transition progresses.

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and deferred acquisition costs. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is currently effective January 1, 2023, and early adoption is permitted.

		January 1, 2023	We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations.

3. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2021			As of December 31, 2020
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$591	$-	1	$611	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020.

Unconsolidated VIEs

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager. These structured securities include our asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets. For information about these structured securities, see Note 4.

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”), including qualified affordable housing projects, that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs.

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.3 billion and $2.1 billion as of March 31, 2021, and December 31, 2020, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $6 million and $7 million as of March 31, 2021, and December 31, 2020, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits and other tax benefits of $1 million and less than $1 million for the three months ended March 31, 2021 and 2020, respectively, which were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,879	$10,397	$693	$13	$96,570
U.S. government bonds	393	54	3	-	444
State and municipal bonds	5,474	1,185	34	-	6,625
Foreign government bonds	428	63	6	-	485
RMBS	2,820	261	3	1	3,077
CMBS	1,464	68	16	-	1,516
ABS	7,880	143	27	-	7,996
Hybrid and redeemable preferred securities	528	93	21	-	600
Total fixed maturity AFS securities	$105,866	$12,264	$803	$14	$117,313

	As of December 31, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,289	$16,662	$150	$12	$102,789
U.S. government bonds	397	88	1	-	484
State and municipal bonds	5,360	1,561	-	-	6,921
Foreign government bonds	384	87	1	-	470
RMBS	2,765	313	1	1	3,076
CMBS	1,390	115	-	-	1,505
ABS	7,041	158	15	-	7,184
Hybrid and redeemable preferred securities	548	97	30	-	615
Total fixed maturity AFS securities	$104,174	$19,081	$198	$13	$123,044

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2021, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,198	$3,219
Due after one year through five years	15,156	16,072
Due after five years through ten years	19,308	20,949
Due after ten years	56,040	64,484
Subtotal	93,702	104,724
Structured securities (RMBS, CMBS, ABS)	12,164	12,589
Total fixed maturity AFS securities	$105,866	$117,313

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$12,029	$633	$709	$60	$12,738	$693
U.S. government bonds	25	3	-	-	25	3
State and municipal bonds	767	34	-	-	767	34
Foreign government bonds	99	6	-	-	99	6
RMBS	200	3	7	-	207	3
CMBS	371	16	-	-	371	16
ABS	2,401	24	167	3	2,568	27
Hybrid and redeemable
preferred securities	124	8	91	13	215	21
Total fixed maturity AFS securities	$16,016	$727	$974	$76	$16,990	$803

Total number of fixed maturity AFS securities in an unrealized loss position						1,749

	As of December 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$3,039	$92	$607	$58	$3,646	$150
U.S. government bonds	28	1	-	-	28	1
Foreign government bonds	57	1	-	-	57	1
RMBS	45	1	7	-	52	1
ABS	1,527	9	358	6	1,885	15
Hybrid and redeemable
preferred securities	112	13	96	17	208	30
Total fixed maturity AFS securities	$4,808	$117	$1,068	$81	$5,876	$198

Total number of fixed maturity AFS securities in an unrealized loss position						802

(1)As of March 31, 2021, and December 31, 2020, we recognized $2 million and $1 million, respectively, of gross unrealized losses in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$50	$16	10
Six months or greater, but less than nine months	52	23	4
Nine months or greater, but less than twelve months	1	1	3
Twelve months or greater	27	8	28
Total	$130	$48	45

	As of December 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$63	$23	14
Six months or greater, but less than nine months	2	1	4
Nine months or greater, but less than twelve months	23	7	14
Twelve months or greater	30	11	20
Total	$118	$42	52

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $605 million for the three months ended March 31, 2021. As discussed further below, we believe the unrealized loss position as of March 31, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2021, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2021, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2021, and December 31, 2020, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2021, and December 31, 2020, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $4.0 billion and $4.1 billion, respectively, and a fair value of $4.1 billion and $4.2 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2021, and December 31, 2020, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2021, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2021, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three
	Months Ended
	March 31, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-year	$12	$1	$-	$13
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	1	-	-	1
Balance as of end-of-period (2)	$13	$1	$-	$14

	For the Three
	Months Ended
	March 31, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-year	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	20	-	-	20
Additions from purchases of PCD debt securities (1)	-	-	-	-
Balance as of end-of-period (2)	$20	$-	$-	$20

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.1 billion and $1.0 billion as of March 31, 2021 and 2020, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2021			As of December 31, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,674	$666	$17,340	$16,245	$610	$16,855
30 to 59 days past due	6	26	32	4	28	32
60 to 89 days past due	-	8	8	-	8	8
90 or more days past due	-	55	55	-	69	69
Allowance for credit losses	(172)	(12)	(184)	(187)	(17)	(204)
Unamortized premium (discount)	(13)	23	10	(14)	22	8
Mark-to-market gains (losses) (1)	(6)	-	(6)	(5)	-	(5)
Total carrying value	$16,489	$766	$17,255	$16,043	$720	$16,763

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 25% and 24% of commercial mortgage loans on real estate as of March 31, 2021, and December 31, 2020, respectively, and Texas, which accounted for 10% of commercial mortgage loans on real estate as of March 31, 2021, and December 31, 2020.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 28% and 32% of residential mortgage loans on real estate as of March 31, 2021, and December 31, 2020, respectively, and Florida, which accounted for 19% and 18% of residential mortgage loans on real estate as of March 31, 2021, and December 31, 2020, respectively.

As of March 31, 2021, and December 31, 2020, we had 113 and 147 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

For our commercial mortgage loans, there were nine specifically identified impaired loans with an aggregate carrying value of $3 million as of March 31, 2021. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2020.

For our residential mortgage loans, there were 74 specifically identified impaired loans with an aggregate carrying value of $34 million as of March 31, 2021. There were 76 specifically identified impaired loans with an aggregate carrying value of $34 million as of December 31, 2020.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Average carrying value for impaired mortgage loans on real estate	$36	$3
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2021		As of December 31, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	57	-	71
Total	$-	$57	$-	$71

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$679	2.99	$25	1.95	$-	-	$704
2020	1,371	3.02	109	1.47	40	2.21	1,520
2019	3,050	2.21	318	1.96	25	1.79	3,393
2018	2,338	2.15	218	1.55	15	0.76	2,571
2017	1,753	2.34	153	1.74	27	0.67	1,933
2016 and prior	6,253	2.39	263	1.75	30	1.40	6,546
Total	$15,444		$1,086		$137		$16,667

	As of December 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2020	$1,504	2.86	$32	1.52	$-	-	$1,536
2019	3,141	2.25	258	1.78	2	1.74	3,401
2018	2,382	2.16	186	1.49	15	0.71	2,583
2017	1,786	2.34	169	1.73	-	-	1,955
2016	1,713	2.37	174	1.56	22	1.58	1,909
2015 and prior	4,710	2.38	133	1.95	8	1.02	4,851
Total	$15,236		$952		$47		$16,235

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$71	$-	$71
2020	197	6	203
2019	295	42	337
2018	158	9	167
2017	-	-	-
2016 and prior	-	-	-
Total	$721	$57	$778

	As of December 31, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$176	$8	$184
2019	315	51	366
2018	175	12	187
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$666	$71	$737

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$187	$17	$204
Additions from provision for credit loss expense (1)	4	2	6
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Additions (reductions) for mortgage loans on real estate for which credit
losses were previously recognized (1)	(19)	(7)	(26)
Balance as of end-of-period (2)	$172	$12	$184

	For the Three
	Months Ended
	March 31, 2020
	Commercial	Residential	Total
Balance as of beginning-of-year	$-	$2	$2
Impact of new accounting standard	62	26	88
Additions from provision for credit loss expense (3)	64	7	71
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$126	$35	$161

(1)Due to improving economic projections, the provision for credit loss expense decreased by $20 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, we recognized $4 million of credit loss benefit related to unfunded commitments for mortgage loans on real estate.

(2)Accrued interest receivable on mortgage loans on real estate totaled $51 million and $50 million as of March 31, 2021 and 2020, respectively, and was excluded from the estimate of credit losses.

(3)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $71 million for the three months ended March 31, 2020. For the three months ended March 31, 2020, we recognized $1 million of credit loss benefit related to unfunded commitments for mortgage loans on real estate.

Alternative Investments

As of March 31, 2021, and December 31, 2020, alternative investments included investments in 279 and 271 different partnerships, respectively, and represented approximately 1% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss expense incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Credit Loss Expense
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(20)
RMBS	-	-
ABS	-	-
Gross credit loss expense	(2)	(20)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-
Net credit loss expense	$(2)	$(20)

(1)Deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,222	$3,222	$2,976	$2,976
Securities pledged under securities lending agreements (2)	145	140	116	112
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	4,230	6,819	3,130	5,049
Total payables for collateral on investments	$7,597	$10,181	$6,222	$8,137

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of March 31, 2021, and December 31, 2020, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2021	2020
Collateral payable for derivative investments	$246	$2,555
Securities pledged under securities lending agreements	29	47
Investments pledged for FHLBI	1,100	750
Total increase (decrease) in payables for collateral on investments	$1,375	$3,352

We have elected not to offset our securities lending transactions in our consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$145	$-	$-	$-	$145

	As of December 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Foreign government bonds	2	-	-	-	2
Total gross secured borrowings	$116	$-	$-	$-	$116

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2021, the fair value of all collateral received that we are permitted to sell or re-pledge was $21 million, and we had not re-pledged any of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments as of March 31, 2021.

Investment Commitments

As of March 31, 2021, our investment commitments were $2.0 billion, which included $1.1 billion of LPs, $420 million of mortgage loans on real estate and $413 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2021, and December 31, 2020, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.2 billion, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.1 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2021, and December 31, 2020, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $19.0 billion and $20.3 billion, respectively, or 13% of total investments, and our investments in securities in the financial services industry with a fair value of $18.5 billion and $19.6 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Embedded Derivatives

We have embedded derivatives that include:

GLB Reserves Embedded Derivatives

Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB Accounting Standards Codification (“ASC”) (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the benefit reserves and the embedded derivative reserves based on the specific characteristics of each guaranteed living benefit (“GLB”) feature.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2021			As of December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,112	$7	$324	$2,177	$87	$563
Foreign currency contracts (1)	3,249	119	147	3,089	147	151
Total cash flow hedges	6,361	126	471	5,266	234	714
Fair value hedges:
Interest rate contracts (1)	1,159	-	196	1,161	-	272
Non-Qualifying Hedges
Interest rate contracts (1)	73,433	1,225	308	135,434	1,587	159
Foreign currency contracts (1)	410	4	6	304	1	8
Equity market contracts (1)	78,321	3,949	1,298	74,610	3,486	1,952
Credit contracts (1)	85	-	-	51	-	-
Embedded derivatives:
GLB direct (2)	-	1,831	-	-	450	-
GLB ceded (2)	-	42	152	-	82	-
Reinsurance related (3)	-	-	244	-	-	392
Indexed annuity and IUL contracts (2) (4)	-	527	4,170	-	550	3,594
Total derivative instruments	$159,769	$7,704	$6,845	$216,826	$6,390	$7,091

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2021
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,251	$48,239	$14,295	$11,701	$1,218	$77,704
Foreign currency contracts (2)	354	400	1,249	1,559	97	3,659
Equity market contracts	44,952	18,496	6,274	11	8,588	78,321
Credit contracts	-	20	65	-	-	85
Total derivative instruments
with notional amounts	$47,557	$67,155	$21,883	$13,271	$9,903	$159,769

(1)As of March 31, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of March 31, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$738	$824	$187	$271
Long-term debt (1)	(815)	(900)	60	(25)

(1)The balance includes $(367) million and $(370) million of unamortized adjustments from discontinued hedges as of March 31, 2021, and December 31, 2020, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(402)	$(11)
Other comprehensive income (loss):
Cash flow hedges:
Interest rate contracts	152	(383)
Foreign currency contracts	(63)	312
Change in foreign currency exchange rate adjustment	47	153
Change in DAC, VOBA, DSI and DFEL	14	(53)
Income tax benefit (expense)	(30)	(8)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	-
Interest rate contracts (2)	(6)	(3)
Foreign currency contracts (1)	10	11
Foreign currency contracts (3)	(2)	1
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(6)
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(284)	$8

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended March 31,
	2021			2020
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(181)	$1,510	$65	$(24)	$1,375	$68

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(84)	85	-	127	82
Derivatives designated as
hedging instruments	-	84	(85)	-	(127)	(82)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	(6)	-	-	(3)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	(2)	10	-	1	11	-

Non-Qualifying Hedges
Interest rate contracts	(1,159)	-	-	2,150	-	-
Equity market contracts	1,242	-	-	1,070	-	-
Credit contracts	-	-	-	(4)	-	-
Embedded derivatives:
GLB	1,188	-	-	(4,369)	-	-
Reinsurance related	148	-	-	463	-	-
Indexed annuity and IUL
contracts	(594)	-	-	1,028	-	-

As of March 31, 2021, $17 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2021 and 2020, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our credit default swaps for which we are the seller (dollars in millions) was as follows:

As of March 31, 2021
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2025	(3)	(4)	BBB+	1	$-	$20
Basket credit default swaps	6/20/2026	(3)	(4)	BBB+	1	2	65

As of December 31, 2020
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket credit default swaps	12/20/2025	(3)	(4)	BBB+	1	$1	$51

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

Details underlying the associated collateral of our credit default swaps for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Maximum potential payout	$85	$51
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$85	$51

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $2 million of collateral as of March 31, 2021.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2021, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2021, or December 31, 2020.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2021		As of December 31, 2020
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$1,453	$(197)	$1,233	$(371)
A+	1,320	(272)	1,119	(445)
A	60	-	53	-
A-	389	(118)	571	(245)
	$3,222	$(587)	$2,976	$(1,061)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of March 31, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$5,680	$2,400	$8,080
Gross amounts offset	(1,848)	-	(1,848)
Net amount of assets	3,832	2,400	6,232
Gross amounts not offset:
Cash collateral	(3,222)	-	(3,222)
Non-cash collateral	(372)	-	(372)
Net amount	$238	$2,400	$2,638

Financial Liabilities
Gross amount of recognized liabilities	$866	$4,566	$5,432
Gross amounts offset	(4)	-	(4)
Net amount of liabilities	862	4,566	5,428
Gross amounts not offset:
Cash collateral	(587)	-	(587)
Non-cash collateral	-	-	-
Net amount	$275	$4,566	$4,841

	As of December 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$4,978	$1,082	$6,060
Gross amounts offset	(1,869)	-	(1,869)
Net amount of assets	3,109	1,082	4,191
Gross amounts not offset:
Cash collateral	(2,976)	-	(2,976)
Non-cash collateral	(56)	-	(56)
Net amount	$77	$1,082	$1,159

Financial Liabilities
Gross amount of recognized liabilities	$1,456	$3,986	$5,442
Gross amounts offset	(330)	-	(330)
Net amount of liabilities	1,126	3,986	5,112
Gross amounts not offset:
Cash collateral	(1,061)	-	(1,061)
Non-cash collateral	-	-	-
Net amount	$65	$3,986	$4,051

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 14% and (53)% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits. For the three months ended March 31, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items exceeding the tax expense at 21% on pre-tax income.

7. Reinsurance

Credit Losses on Reinsurance-related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. As of March 31, 2021, our allowance for credit losses for reinsurance-related assets was $191 million.  There have been no material changes to the allowance for credit losses for the three months ended March 31, 2021.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed and fixed indexed annuity products, which resulted in a deposit asset of $5.6 billion and $5.8 billion as of March 31, 2021, and December 31, 2020, respectively, within other assets on our Consolidated Balance Sheets.

We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	March 31,	December 31,
	2021	2020
Fixed maturity AFS securities	$1,357	$1,531
Trading securities	3,293	3,357
Equity securities	20	17
Mortgage loans on real estate	875	832
Derivative investments	106	103
Other investments	212	167
Cash and invested cash	81	92
Accrued investment income	39	42
Other assets	6	3
Total	$5,989	$6,144

In addition, the portfolio was supported by $175 million of over-collateralization and a $163 million letter of credit as of March 31, 2021.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2021 (1)	2020 (1)
Return of Net Deposits
Total account value	$111,818	$109,856
Net amount at risk (2)	77	72
Average attained age of contract holders	66 years	66 years

Minimum Return
Total account value	$99	$100
Net amount at risk (2)	12	12
Average attained age of contract holders	78 years	78 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$27,903	$27,650
Net amount at risk (2)	410	390
Average attained age of contract holders	72 years	72 years

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

	For the Three
	Months Ended
	March 31,
	2021	2020
Balance as of beginning-of-year	$121	$117
Changes in reserves	8	106
Benefits paid	(5)	(8)
Balance as of end-of-period	$124	$215

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Asset Type
Domestic equity	$71,993	$70,362
International equity	20,813	20,855
Fixed income	43,920	43,521
Total	$136,726	$134,738

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 39% and 38% of total life insurance in-force reserves as of March 31, 2021, and December 31, 2020, respectively. UL and VUL products with secondary guarantees represented 14% and 29% of total life insurance sales for the three months ended March 31, 2021 and 2020, respectively.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Balance as of beginning-of-year	$5,934	$5,552
Reinsurance recoverable	151	152
Net balance as of beginning-of-year	5,783	5,400
Incurred related to:
Current year	1,025	885
Prior years:
Interest	42	43
All other incurred (1)	(101)	(65)
Total incurred	966	863
Paid related to:
Current year	(302)	(240)
Prior years	(601)	(518)
Total paid	(903)	(758)
Net balance as of end-of-period	5,846	5,505
Reinsurance recoverable	151	150
Balance as of end-of-period	$5,997	$5,655

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2021.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2021, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Among other matters, we are presently engaged in litigation, including relating to cost of insurance rates (“Cost of Insurance and Other Litigation”), as described below. No accrual has been made for several of these matters. Although a loss is believed to be reasonably possible for these matters, we are not able to estimate a reasonably possible amount or range of potential liability. An adverse outcome in one or more of these matters may have a material impact on our consolidated financial statements, but, based on information currently known, management does not believe those cases are likely to have such an impact.

Reinsurance Disputes

Certain reinsurers have sought rate increases on certain yearly renewable term agreements. We are disputing the requested rate increases under these agreements. We will initiate arbitration proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have initiated, and may in the future initiate, arbitration proceedings against us. We believe it is unlikely the outcome of these disputes would have a material impact on our consolidated financial statements. For more information about reinsurance, see Note 7.

Cost of Insurance and Other Litigation

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

Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), No. 2:18-cv-01573 filed in the U.S. District Court for the Eastern District of Pennsylvania is a putative class action that was filed on April 13, 2018. Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. We are vigorously defending this matter.

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

11. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Common Stock
Balance as of beginning-of-year	192,329,691	196,668,532
Stock compensation/issued for benefit plans	711,138	349,636
Retirement/cancellation of shares	(1,891,637)	(3,809,924)
Balance as of end-of-period	191,149,192	193,208,244

Common Stock as of End-of-Period
Basic basis	191,149,192	193,208,244
Diluted basis	192,464,319	195,027,909

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Weighted-average shares, as used in basic calculation	191,780,135	195,076,797
Shares to cover non-vested stock	989,064	853,597
Average stock options outstanding during the period	1,063,513	996,248
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(765,162)	(703,600)
Shares repurchasable from measured but
unrecognized stock option expense	(1,225)	-
Average deferred compensation shares	-	1,041,800
Weighted-average shares, as used in diluted calculation	193,066,325	197,264,842

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. For the three months ended March 31, 2020, the effect of settling obligations in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”). Therefore, for our EPS calculation for this period, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock. The amount of this adjustment was $23 million for the three months ended March 31, 2020.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$9,611	$5,983
Cumulative effect from adoption of new accounting standard	-	45
Unrealized holding gains (losses) arising during the period	(7,420)	(4,498)
Change in foreign currency exchange rate adjustment	(44)	(150)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	3,287	1,264
Income tax benefit (expense)	888	720
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	2	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	(4)	32
Income tax benefit (expense)	-	(6)
Balance as of end-of-period	$6,324	$3,340
Unrealized Other-Than-Temporary-Impairment on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$45
Cumulative effect from adoption of new accounting standard	-	(45)
Balance as of end-of-period	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(402)	$(11)
Unrealized holding gains (losses) arising during the period	89	(71)
Change in foreign currency exchange rate adjustment	47	153
Change in DAC, VOBA, DSI and DFEL	14	(53)
Income tax benefit (expense)	(30)	(8)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	3	9
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(6)
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(284)	$8
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(12)	$(17)
Foreign currency translation adjustment arising during the period	2	(10)
Balance as of end-of-period	$(10)	$(27)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(266)	$(327)
Adjustment arising during the period	(3)	10
Balance as of end-of-period	$(269)	$(317)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Gross reclassification	$2	$(2)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(4)	32	Realized gain (loss)
Reclassification before income			Income (loss) from continuing
tax benefit (expense)	(2)	30	operations before taxes
Income tax benefit (expense)	-	(6)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(2)	$24	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$-	Net investment income
Interest rate contracts	(6)	(3)	Interest and debt expense
Foreign currency contracts	10	11	Net investment income
Foreign currency contracts	(2)	1	Realized gain (loss)
Total gross reclassifications	3	9
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(6)	Commissions and other expenses
Reclassifications before income			Income (loss) from continuing
tax benefit (expense)	2	3	operations before taxes
Income tax benefit (expense)	-	(1)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$2	$2	Net income (loss)

12. Realized Gain (Loss)

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

	For the Three
	Months Ended
	March 31,
	2021	2020
Fixed maturity AFS securities:
Gross gains	$11	$6
Gross losses	(9)	(8)
Credit loss benefit (expense) (1)	(2)	(20)
Realized gain (loss) on equity securities (2)	11	(19)
Credit loss benefit (expense) on mortgage loans on real estate	24	(70)
Other gain (loss) on investments	3	(1)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	26
Total realized gain (loss) related to certain financial assets	33	(86)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	21	47
Indexed annuity and IUL contracts net derivatives results: (5)
Gross gain (loss)	32	(49)
Associated amortization of DAC, VOBA, DSI and DFEL	(13)	15
Variable annuity net derivatives results: (6)
Gross gain (loss)	(316)	40
Associated amortization of DAC, VOBA, DSI and DFEL	62	9
Total realized gain (loss)	$(181)	$(24)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $10 million and $(18) million for the three months ended March 31, 2021 and 2020, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding Modco.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $1 million and $7 million for the three months ended March 31, 2021 and 2020, respectively.

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

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$117,313	$117,313	$123,044	$123,044
Trading securities	4,365	4,365	4,501	4,501
Equity securities	123	123	129	129
Mortgage loans on real estate	17,255	18,076	16,763	18,219
Derivative investments (1)	3,453	3,453	3,109	3,109
Other investments	3,538	3,538	3,974	3,974
Cash and invested cash	1,350	1,350	1,708	1,708
Other assets:
GLB direct embedded derivatives	1,831	1,831	450	450
GLB ceded embedded derivatives	42	42	82	82
Indexed annuity ceded embedded derivatives	527	527	550	550
Separate account assets	171,339	171,339	167,965	167,965

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,170)	(4,170)	(3,594)	(3,594)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,860)	(1,860)	(1,854)	(1,854)
Account values of certain investment contracts	(40,681)	(41,722)	(40,947)	(49,745)
Short-term debt	(300)	(311)	-	-
Long-term debt	(6,294)	(6,501)	(6,682)	(7,067)
Reinsurance related embedded derivatives	(244)	(244)	(392)	(392)
Other liabilities:
Derivative liabilities (1)	(428)	(428)	(906)	(906)
GLB ceded embedded derivatives	(152)	(152)	-	-

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

Other Investments

The carrying value of our assets classified as other investments approximates fair value. Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs. Other investments also includes Federal Home Loan Bank (“FHLB”) stock carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy. The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2021, and December 31, 2020, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services.  We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs as a result of a change to a third-party pricing source, mortgage loans electing the fair value option were categorized as Level 3 as of March 31, 2021, and December 31, 2020.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Fair value	$874	$832
Aggregate contractual principal	882	839

As of March 31, 2021, and December 31, 2020, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2021, or December 31, 2020.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$91,425	$5,145	$96,570
U.S. government bonds	432	7	5	444
State and municipal bonds	-	6,625	-	6,625
Foreign government bonds	-	419	66	485
RMBS	-	3,075	2	3,077
CMBS	-	1,515	1	1,516
ABS	-	7,308	688	7,996
Hybrid and redeemable preferred securities	56	459	85	600
Trading securities	-	3,650	715	4,365
Equity securities	12	50	61	123
Mortgage loans on real estate	-	-	874	874
Derivative investments (1)	-	1,061	4,243	5,304
Cash and invested cash	-	1,350	-	1,350
Other assets:
GLB direct embedded derivatives	-	-	1,831	1,831
GLB ceded embedded derivatives	-	-	42	42
Indexed annuity ceded embedded derivatives	-	-	527	527
Separate account assets	595	170,736	-	171,331
Total assets	$1,095	$287,680	$14,285	$303,060

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(4,170)	$(4,170)
Reinsurance related embedded derivatives	-	(244)	-	(244)
Other liabilities:
Derivative liabilities (1)	-	(697)	(1,582)	(2,279)
GLB ceded embedded derivatives	-	-	(152)	(152)
Total liabilities	$-	$(941)	$(5,904)	$(6,845)

	As of December 31, 2020
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$97,668	$5,121	$102,789
U.S. government bonds	473	6	5	484
State and municipal bonds	-	6,921	-	6,921
Foreign government bonds	-	396	74	470
RMBS	-	3,074	2	3,076
CMBS	-	1,505	-	1,505
ABS	-	6,614	570	7,184
Hybrid and redeemable preferred securities	54	457	104	615
Trading securities	5	3,852	644	4,501
Equity securities	22	48	59	129
Mortgage loans on real estate	-	-	832	832
Derivative investments (1)	-	1,733	3,575	5,308
Cash and invested cash	-	1,708	-	1,708
Other assets:
GLB direct embedded derivatives	-	-	450	450
GLB ceded embedded derivatives	-	-	82	82
Indexed annuity ceded embedded derivatives	-	-	550	550
Separate account assets	606	167,351	-	167,957
Total assets	$1,160	$291,333	$12,068	$304,561

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(3,594)	$(3,594)
Reinsurance related embedded derivatives	-	(392)	-	(392)
Other liabilities – derivative liabilities (1)	-	(1,072)	(2,033)	(3,105)
Total liabilities	$-	$(1,464)	$(5,627)	$(7,091)

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

	For the Three Months Ended March 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$2	$(120)	$170	$(28)	$5,145
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	74	-	(8)	-	-	66
RMBS	2	-	-	-	-	2
CMBS	-	1	-	-	-	1
ABS	570	-	(7)	183	(58)	688
Hybrid and redeemable
preferred securities	104	-	1	(20)	-	85
Trading securities	644	(3)	-	66	8	715
Equity securities	59	6	-	(4)	-	61
Mortgage loans on real estate	832	2	3	37	-	874
Derivative investments	1,542	1,251	-	(132)	-	2,661
Other assets: (4)
GLB direct embedded derivatives	450	1,381	-	-	-	1,831
GLB ceded embedded derivatives	82	(40)	-	-	-	42
Indexed annuity ceded embedded derivatives	550	32	-	(55)	-	527
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(3,594)	(626)	-	50	-	(4,170)
Other liabilities – GLB ceded embedded
derivatives (4)	-	(152)	-	-	-	(152)
Total, net	$6,441	$1,854	$(131)	$295	$(78)	$8,381

	For the Three Months Ended March 31, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$4,281	$-	$(385)	$165	$42	$4,103
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	(3)	-	-	87
RMBS	11	-	-	-	(10)	1
CMBS	1	-	-	-	-	1
ABS	268	-	(4)	22	(90)	196
Hybrid and redeemable
preferred securities	78	-	(6)	-	-	72
Trading securities	666	(32)	-	(6)	23	651
Equity securities	30	-	-	-	-	30
Derivative investments	868	997	279	(117)	-	2,027
Other assets: (4)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	668	-	-	-	728
Indexed annuity ceded embedded derivatives	927	(115)	-	(13)	-	799
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (4)	(2,585)	1,143	-	62	-	(1,380)
Other liabilities: (4)
GLB direct embedded derivatives	-	(4,596)	-	-	-	(4,596)
GLB ceded embedded derivatives	(9)	9	-	-	-	-
Total, net	$5,141	$(2,376)	$(119)	$113	$(35)	$2,724

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$297	$(4)	$(15)	$(91)	$(17)	$170
ABS	200	-	-	(17)	-	183
Hybrid and redeemable preferred
securities	-	(20)	-	-	-	(20)
Trading securities	88	(3)	-	(19)	-	66
Equity securities	4	(8)	-	-	-	(4)
Mortgage loans on real estate	72	(35)	-	-	-	37
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	(58)	-	(55)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(108)	-	-	158	-	50
Total, net	$730	$(194)	$(197)	$(27)	$(17)	$295

	For the Three Months Ended March 31, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$336	$(73)	$2	$(51)	$(49)	$165
ABS	37	-	-	(15)	-	22
Trading securities	37	(25)	-	(18)	-	(6)
Derivative investments	118	(123)	(112)	-	-	(117)
Other assets – indexed annuity ceded
embedded derivatives	9	-	-	(22)	-	(13)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	11	-	-	51	-	62
Total, net	$548	$(221)	$(110)	$(55)	$(49)	$113

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2021	2020
Trading securities	$(2)	$-
Equity securities	6	-
Mortgage loans on real estate	4	-
GLB	1,570	(4,867)
Derivative investments	1,053	895
Embedded derivatives – indexed annuity
and IUL contracts	43	(61)
Total, net (1)	$2,674	$(4,033)

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2021	2020
Fixed maturity AFS securities:
Corporate bonds	$(122)	$(325)
Foreign government bonds	(8)	(2)
ABS	(8)	(3)
Hybrid and redeemable
preferred securities	2	(5)
Mortgage loans on real estate	3	-
Total, net	$(133)	$(335)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2021			March 31, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$10	$(38)	$(28)	$119	$(77)	$42
RMBS	-	-	-	-	(10)	(10)
ABS	-	(58)	(58)	5	(95)	(90)
Trading securities	13	(5)	8	23	-	23
Total, net	$23	$(101)	$(78)	$147	$(182)	$(35)

Transfers into and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2021 and 2020, transfers in and out of Level 3 were attributable primarily to the securities’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2021:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,376	Discounted cash flow	Liquidity/duration adjustment (2)	0.3%	-	7.9%	1.5%
Foreign government
bonds	29	Discounted cash flow	Liquidity/duration adjustment (2)	5.7%	-	5.7%	5.7%
ABS	20	Discounted cash flow	Liquidity/duration adjustment (2)	3.0%	-	3.0%	3.0%
Equity securities	20	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.2%	5.8%
Other assets: GLB direct
and ceded embedded	1,873	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
derivatives			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.07%	-	1.43%	0.95%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.71%

Indexed annuity ceded
embedded derivatives	527	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity contract
embedded derivatives	$(4,107)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(152)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.07%	-	1.43%	0.95%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.71%

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

•Indexed annuity contract embedded derivatives – For direct embedded derivatives, an increase in the lapse rate or mortality rate inputs would have resulted in a decrease in the fair value measurement.

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

14. Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 22 to the consolidated financial statements in our 2020 Form 10-K.

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2021	2020
Revenues
Operating revenues:
Annuities	$1,204	$1,129
Retirement Plan Services	327	297
Life Insurance	1,939	1,821
Group Protection	1,254	1,224
Other Operations	38	38
Excluded realized gain (loss), pre-tax	(229)	(75)
Amortization of DFEL associated
with benefit ratio unlocking, pre-tax	1	(9)
Total revenues	$4,534	$4,425

	For the Three
	Months Ended
	March 31,
	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$290	$261
Retirement Plan Services	57	40
Life Insurance	107	171
Group Protection	(26)	40
Other Operations	(78)	(47)
Excluded realized gain (loss), after-tax	(180)	(60)
Benefit ratio unlocking, after-tax	55	(349)
Acquisition and integration costs related to
mergers and acquisitions, after-tax	-	(4)
Net income (loss)	$225	$52

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2021, compared with December 31, 2020, and the results of operations for the three months ended March 31, 2021, compared with the corresponding period in 2020 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2020 Form 10-K.

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

•The impact of Regulation Best Interest or other regulations adopted by the SEC, the Department of Labor or other federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers that could affect our distribution model;

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions through our four business segments:

•Annuities;

•Retirement Plan Services;

•Life Insurance; and

•Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. See “Part I – Item 1. Business” in our 2020 Form 10-K for a discussion of our business segments and products.

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

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2020 Form 10-K.

Industry trends, significant operational matters and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2020 Form 10-K, which is further updated by the discussion that follows.

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect our earnings, as well as our business, results of operations and financial condition. The COVID-19 pandemic led to an extreme downturn in and volatility of the capital markets in the early part of 2020, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity. Although vaccinations are under way, states have eased restrictions and the capital markets have recovered, it is unclear when the economy will operate under normal conditions. Because the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition. For expected impacts to the second quarter 2021 results as a result of the COVID-19 pandemic, see “Additional Information” within our segments’ results of operations sections below.

Because the profitability of some of our business depends in part on interest rates, changes in interest rates may impact both our margins and our return on invested capital. In response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020 and announced in March 2021 its intention to keep interest rates near zero for the foreseeable future. We expect the continuation of the low interest rate environment to continue to adversely affect the interest margins of our businesses.

We continue to be proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this low interest rate environment. For risks related to sustained low interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters – Sustained Low Interest Rate Environment” in our 2020 Form 10-K.

The economic environment has continued to improve from the early part of 2020, but there could be continued weakness in the current environment as a result of restrictions on economic activity and the increased level of unemployment in the United States. This could impact select corporate industries and parts of the commercial mortgage loan market. The current environment could lead to increased credit defaults and/or negative ratings migrations within our broader investment portfolio. We continue to closely monitor developments relating to the COVID-19 pandemic.

For more information on the risks related to the COVID-19 pandemic, see “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2020 Form 10-K.

Critical Accounting Policies and Estimates

The MD&A included in our 2020 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2020 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2020 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2021, we would have recorded favorable unlocking of approximately $385 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2021:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$500	$100,846	$253	$101,599
Priced by independent broker quotations	-	-	6,605	6,605
Priced by matrices	-	14,051	-	14,051
Priced by other methods (1)	-	-	3,445	3,445
Total	$500	$114,897	$10,303	$125,700

Percent of total	1%	91%	8%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2020 Form 10-K and Note 13 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, 58% and 63% of our variable annuity account values contained guaranteed living benefit (“GLB”) features as of March 31, 2021 and 2020, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of March 31, 2021 and 2020, 9% and 40%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2021 and 2020, was $541 million and $2.5 billion, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) – Variable Annuity Net Derivatives Results” below.

For information on our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Derivatives – GLB” in our 2020 Form 10-K.

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2020 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$290	$261
Retirement Plan Services	57	40
Life Insurance	107	171
Group Protection	(26)	40
Other Operations	(78)	(47)
Excluded realized gain (loss), after-tax	(180)	(60)
Benefit ratio unlocking, after-tax	55	(349)
Acquisition and integration costs related to
mergers and acquisitions, after-tax	-	(4)
Net income (loss)	$225	$52

	For the Three
	Months Ended
	March 31,
	2021	2020
Deposits
Annuities	$2,814	$3,697
Retirement Plan Services	2,640	2,779
Life Insurance	1,219	1,450
Total deposits	$6,673	$7,926

Net Flows
Annuities	$(776)	$528
Retirement Plan Services	347	671
Life Insurance	793	963
Total net flows	$364	$2,162

	As of March 31,
	2021	2020
Account Values
Annuities	$161,123	$125,897
Retirement Plan Services	91,157	69,636
Life Insurance	58,410	51,475
Total account values	$310,690	$247,008

Comparison of the Three Months Ended March 31, 2021 to 2020

Net income increased due primarily to the following:

•Less unfavorable variable annuity net derivative results and lower credit loss expense.

•Higher investment income on alternative investments and prepayment and bond make-whole premiums.

•Growth in average account values, business in force and group earned premiums.

The increase in net income was partially offset by the following:

•Higher benefits in our Life Insurance and Group Protection segments driven by the COVID-19 pandemic.

•Higher expenses associated with deferred compensation plans as a result of changes in our stock price and incentive compensation resulting from production performance, partially offset by continued focus on expense management.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Insurance premiums (1)	$32	$53
Fee income	652	593
Net investment income	328	326
Operating realized gain (loss) (2)	50	54
Amortization of deferred gain on
business sold through reinsurance	6	8
Other revenues (3)	136	95
Total operating revenues	1,204	1,129
Operating Expenses
Interest credited	199	192
Benefits (1)	141	170
Commissions and other expenses	514	465
Total operating expenses	854	827
Income (loss) from operations before taxes	350	302
Federal income tax expense (benefit)	60	41
Income (loss) from operations	$290	$261

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services that are subject to market volatility and the net settlement related to certain reinsurance transactions that has a corresponding offset in net investment income and interest credited.

Comparison of the Three Months Ended March 31, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average daily variable account values.

•Higher net investment income driven by investment income on alternative investments within our surplus portfolio and prepayment and bond make-whole premiums.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses due to trail commissions based on average account values and amortization expense as a result of higher actual gross profits.

•Higher federal income tax expense due to unfavorable tax return true-ups driven by the separate account dividends-received deduction (“DRD”).

•Higher interest credited due to higher average fixed account values.

Additional Information

Strategic near-term actions to re-price certain products and to shift sales from fixed annuity products to respond to the low interest rate environment continued to contribute to lower deposits and negative net flows in the first quarter of 2021. We expect the trend of negative net flows to persist in the second quarter of 2021. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 8% for the three months ended March 31, 2021 and 2020.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2020 Form 10-K.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Fee Income
Mortality, expense and other assessments	$649	$588
Surrender charges	1	7
DFEL:
Deferrals	(7)	(9)
Amortization, net of interest	9	7
Total fee income	$652	$593

	As of or For the Three
	Months Ended
	March 31,
	2021	2020
Variable Account Value Information
Variable annuity deposits (1)	$1,097	$1,406
Increases (decreases) in variable annuity
account values:
Net flows (1)	(1,790)	(1,145)
Change in market value (1)	4,162	(15,397)
Contract holder assessments (1)	(684)	(631)
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	158	263
Variable annuity account values (1)	130,036	102,136
Average daily variable annuity account
values (1)	130,030	114,434
Average daily S&P 500® Index (2)	3,861	3,068

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

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account values. Average daily variable account values are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount. We may collect surrender charges when our fixed and variable annuity contract holders surrender their contracts during the surrender charge period to protect us from premature withdrawals. Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2020 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$276	$290
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	7	2
Surplus investments (2)	45	34
Total net investment income	$328	$326

Interest Credited
Amount provided to contract holders	$195	$189
DSI deferrals	(1)	(2)
Interest credited before DSI amortization	194	187
DSI amortization	5	5
Total interest credited	$199	$192

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

	As of or For the Three
	Months Ended
	March 31,
	2021	2020
Fixed Account Value Information
Fixed annuity deposits (1)	$1,717	$2,291
Increases (decreases) in fixed annuity
account values:
Net flows (1)	1,014	1,673
Contract holder assessments (1)	(25)	(14)
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(158)	(263)
Reinvested interest credited (1)	754	(923)
Fixed annuity account values (1)(2)	31,087	23,761
Average fixed account values (1)(2)	30,069	23,488

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Commissions and Other Expenses
Commissions:
Deferrable	$111	$171
Non-deferrable	164	140
General and administrative expenses	106	111
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	1
Taxes, licenses and fees	12	10
Total expenses incurred, excluding
broker-dealer	394	433
DAC deferrals	(127)	(191)
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	267	242
DAC and VOBA amortization,
net of interest	111	95
Broker-dealer expenses incurred	136	128
Total commissions and other
expenses	$514	$465

DAC Deferrals
As a percentage of sales/deposits	4.5%	5.2%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Fee income	$71	$61
Net investment income	248	229
Other revenues (1)	8	7
Total operating revenues	327	297
Operating Expenses
Interest credited	155	150
Benefits	1	-
Commissions and other expenses	101	102
Total operating expenses	257	252
Income (loss) from operations before taxes	70	45
Federal income tax expense (benefit)	13	5
Income (loss) from operations	$57	$40

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio and prepayment and bond make-whole premiums, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Higher fee income driven by higher average variable account values.

•Lower commissions and other expenses driven by expense management.

The increase in income from operations was partially offset by higher federal income tax expense due to unfavorable tax return true-ups driven by the separate account DRD.

Additional Information

For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% and 11% for the three months ended March 31, 2021 and 2020, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 19% and 21% as of March 31, 2021 and 2020, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2020 Form 10-K.

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three
	Months Ended
	March 31,
	2021	2020
Fee Income
Annuity expense assessments	$52	$45
Mutual fund fees	19	16
Total fee income	$71	$61

	For the Three
	Months Ended
	March 31,
	2021	2020
Net Flows By Market
Small market	$(28)	$141
Mid – large market	680	790
Multi-Fund® and other	(305)	(260)
Total net flows	$347	$671

	As of or For the Three
	Months Ended
	March 31,
	2021	2020
Variable Account Value Information
Variable annuity deposits (1)	$573	$525
Increases (decreases) in variable annuity
account values:
Net flows (1)	(127)	(51)
Change in market value (1)	834	(2,974)
Contract holder assessments (1)	(44)	(40)
Variable annuity account values (1)	19,370	13,726
Average daily variable annuity account
values (1)	19,197	16,068
Average daily S&P 500® Index	3,861	3,068

(1)Excludes the fixed portion of variable.

	As of or For the Three
	Months Ended
	March 31,
	2021	2020
Mutual Fund Account Value Information
Mutual fund deposits	$1,577	$1,645
Mutual fund net flows	567	678
Mutual fund account values (1)	48,779	34,575

(1)Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

We charge expense assessments to cover insurance and administrative expenses. Expense assessments are generally equal to a percentage of the daily variable account values. Average daily account values are driven by net flows and the equity markets. Our fee income includes fees we earn for the services that we provide to our mutual fund programs. We may collect surrender charges when our fixed and variable annuity contract holders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, and fixed account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$209	$208
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	10	3
Surplus investments (2)	29	18
Total net investment income	$248	$229

Interest Credited	$155	$150

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

	As of or For the Three
	Months Ended
	March 31,
	2021	2020
Fixed Account Value Information
Fixed annuity deposits (1)	$490	$609
Increases (decreases) in fixed annuity
account values:
Net flows (1)	(93)	44
Reinvested interest credited (1)	153	149
Contract holder assessments (1)	(3)	(3)
Fixed annuity account values (1)	23,008	21,335
Average fixed account values (1)	23,016	20,809

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Commissions and Other Expenses
Commissions:
Deferrable	$2	$2
Non-deferrable	19	17
General and administrative expenses	72	76
Taxes, licenses and fees	5	6
Total expenses incurred	98	101
DAC deferrals	(5)	(6)
Total expenses recognized before
amortization	93	95
DAC and VOBA amortization,
net of interest	8	7
Total commissions and other
expenses	$101	$102

DAC Deferrals
As a percentage of annuity sales/deposits	0.5%	0.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Insurance premiums (1)	$253	$224
Fee income	867	893
Net investment income	809	697
Operating realized gain (loss) (2)	(2)	(3)
Amortization of deferred gain on
business sold through reinsurance	3	3
Other revenues	9	7
Total operating revenues	1,939	1,821
Operating Expenses
Interest credited	370	371
Benefits	1,173	954
Commissions and other expenses	266	287
Total operating expenses	1,809	1,612
Income (loss) from operations before taxes	130	209
Federal income tax expense (benefit)	23	38
Income (loss) from operations	$107	$171

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended March 31, 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force.

•Lower fee income due to lower amortization rates as a result of impacts of the COVID-19 pandemic, partially offset by growth in business in force.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Lower commissions and other expenses due to lower amortization rates as a result of impacts of the COVID-19 pandemic and expense management.

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

Additional Information

Strategic repricing actions to respond to the low interest rate environment continued to contribute to lower sales for the three months ended March 31, 2021. We continue to expect elevated mortality to persist in the second quarter of 2021 as a result of the impacts of the COVID-19 pandemic. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Effect of Interest Rate Sensitivity” and “Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2020 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of business in force. Business in force, in turn, is driven by sales, persistency and mortality experience.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Fee Income
Cost of insurance assessments	$606	$591
Expense assessments	354	372
Surrender charges	9	9
DFEL:
Deferrals	(224)	(232)
Amortization, net of interest	122	153
Total fee income	$867	$893

	For the Three
	Months Ended
	March 31,
	2021	2020
Sales by Product
UL	$2	$9
MoneyGuard®	16	34
IUL	16	21
VUL	22	44
Term	30	35
Total individual life sales	86	143
Executive Benefits	28	26
Total sales	$114	$169

Net Flows
Deposits	$1,219	$1,450
Withdrawals and deaths	(426)	(487)
Net flows	$793	$963

Contract Holder Assessments	$1,270	$1,279

	As of March 31,
	2021	2020
Account Values
General account	$37,417	$37,405
Separate account	20,993	14,070
Total account values	$58,410	$51,475

In-Force Face Amount
UL and other	$358,044	$356,889
Term insurance	549,960	486,311
Total in-force face amount	$908,004	$843,200

	For the Three
	Months Ended
	March 31,
	2021	2020
Average General Account Values	$37,844	$37,802

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

•MoneyGuard® linked-benefit products – MoneyGuard (UL), 15% of total expected premium deposits, and MoneyGuard Market AdvantageSM (VUL), 150% of commissionable premiums;

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$644	$625
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	6	4
Alternative investments (2)	127	33
Surplus investments (3)	32	35
Total net investment income	$809	$697

Interest Credited	$370	$371

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Benefits
Death claims direct and assumed	$1,608	$1,351
Death claims ceded	(608)	(513)
Reserves released on death	(204)	(218)
Net death benefits	796	620
Change in secondary guarantee life
insurance product reserves	171	155
Change in MoneyGuard® reserves	132	113
Other benefits (1)	74	66
Total benefits	$1,173	$954

Death claims per $1,000 of in-force	3.53	2.96

(1)Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products. In addition, benefits include the change in secondary guarantee and linked-benefit life insurance product reserves. These reserves are affected by changes in expected future trends of assessments and benefits causing unlocking adjustments to these liabilities similar to DAC, VOBA and DFEL. Generally, we have higher mortality in the first quarter of the year due to the seasonality of claims. See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2020 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Commissions and Other Expenses
Commissions	$120	$191
General and administrative expenses	133	141
Expenses associated with reserve financing	25	25
Taxes, licenses and fees	36	43
Total expenses incurred	314	400
DAC and VOBA deferrals	(138)	(216)
Total expenses recognized before
amortization	176	184
DAC and VOBA amortization,
net of interest	89	102
Other intangible amortization	1	1
Total commissions and
other expenses	$266	$287

DAC and VOBA Deferrals
As a percentage of sales	121.1%	127.8%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three months ended March 31, 2021, to the corresponding period in 2020, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Insurance premiums	$1,119	$1,094
Net investment income	91	81
Other revenues (1)	44	49
Total operating revenues	1,254	1,224
Operating Expenses
Interest credited	1	2
Benefits	970	862
Commissions and other expenses	316	310
Total operating expenses	1,287	1,174
Income (loss) from operations before taxes	(33)	50
Federal income tax expense (benefit)	(7)	10
Income (loss) from operations	$(26)	$40

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three
	Months Ended
	March 31,
	2021	2020
Income (Loss) from Operations by
Product Line
Life	$(71)	$(6)
Disability	48	50
Dental	(3)	(4)
Income (loss) from operations	$(26)	$40

Comparison of the Three Months Ended March 31, 2021 to 2020

Income from operations for this segment decreased due primarily to higher benefits driven by unfavorable experience in our life business as a result of impacts of the COVID-19 pandemic.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency and growth in the business.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio.

Additional Information

The total loss ratio for the three months ended March 31, 2021, was driven primarily by unfavorable mortality in our life business due to the impacts of the COVID-19 pandemic. We continue to expect unfavorable mortality in our life business in the second quarter of 2021 as a result of the impacts of the COVID-19 pandemic. In addition, we believe there is an on-going risk of morbidity headwinds in our disability business related to the economic environment and continued delays in social security approvals in the second quarter of 2021.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2020 Form 10-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2020 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Insurance Premiums by Product Line
Life	$410	$412
Disability	650	613
Dental	59	69
Total insurance premiums	$1,119	$1,094

Sales by Product Line
Life	$41	$50
Disability	28	42
Dental	5	10
Total sales	$74	$102

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers. The premiums are a function of the rates priced into the product and our business in force. Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new contract holders and new programs sold to existing contract holders. We believe that the trend in sales is an important indicator of development of business in force over time. Sales in the table above are the combined annualized premiums for our products. The decrease in sales when comparing the three months ended March 31, 2021, to the corresponding period in 2020, was primarily driven by the impacts of the COVID-19 pandemic, which resulted in fewer cases going to market.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Benefits and Interest Credited by
Product Line
Life	$414	$327
Disability	512	485
Dental	45	52
Total benefits and interest credited	$971	$864

Loss Ratios by Product Line
Life	101.0%	79.4%
Disability	78.8%	78.3%
Dental	76.8%	74.6%
Total	86.8%	78.5%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Commissions and Other Expenses
Commissions	$91	$87
General and administrative expenses	175	168
Taxes, licenses and fees	33	32
Total expenses incurred	299	287
DAC deferrals	(21)	(19)
Total expenses recognized before
amortization	278	268
DAC and VOBA amortization, net of
interest	30	34
Other intangible amortization	8	8
Total commissions and
other expenses	$316	$310

DAC Deferrals
As a percentage of insurance premiums	1.9%	1.7%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Operating Revenues
Insurance premiums (1)	$2	$2
Net investment income	34	42
Other revenues	2	(6)
Total operating revenues	38	38
Operating Expenses
Interest credited	12	12
Benefits	15	16
Other expenses	29	(22)
Interest and debt expense	65	68
Strategic digitization expense	13	12
Total operating expenses	134	86
Income (loss) from operations before taxes	(96)	(48)
Federal income tax expense (benefit)	(18)	(1)
Income (loss) from operations	$(78)	$(47)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2021 to 2020

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses attributable to the effect of changes in our stock price on our deferred compensation plans, as our stock price increased significantly during the first quarter of 2021, compared to a significant decrease during the first quarter of 2020.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

The increase in loss from operations was partially offset by the following:

•More favorable income tax benefits driven by favorable market impacts on tax preferred investment income.

•Higher other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which increased during the first quarter of 2021, compared to a decrease during the first quarter of 2020.

Additional Information

For information on our strategic digitization initiative, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters – Strategic Digitization Initiative” in our 2020 Form 10-K.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
General and administrative expenses:
Branding	$8	$6
Other (1)	24	(22)
Total general and administrative expenses	32	(16)
Taxes, licenses and fees (2)	(2)	(3)
Other (3)	(1)	(3)
Total other expenses	$29	$(22)

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$48	$51
Total excluded realized gain (loss)	(229)	(75)
Total realized gain (loss), pre-tax	$(181)	$(24)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$25	$(68)
Realized gain (loss) on the mark-to-market on
certain instruments (2)	19	38
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged and benefit ratio unlocking	(42)	(496)
GLB NPR component	(144)	147
Total variable annuity net derivatives results	(186)	(349)
Indexed annuity forward-starting option	17	(30)
Excluded realized gain (loss) including benefit
ratio unlocking, after-tax	(125)	(409)
Less: benefit ratio unlocking, after tax	55	(349)
Total excluded realized gain (loss), after-tax	$(180)	$(60)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)The modified coinsurance (“Modco”) investment portfolio includes fixed maturity securities classified as available-for-sale (“AFS”) with changes in fair value recorded in other comprehensive income (loss) (“OCI”). Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the Modco investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 for more information.

Comparison of the Three Months Ended March 31, 2021 to 2020

We had lower realized losses due primarily to the following:

•Variable annuity net derivatives results driven by less unfavorable hedge program performance due to less volatile capital markets, partially offset by an unfavorable GLB NPR component due to credit spreads narrowing.

•Lower credit loss expense related to certain financial assets.

•Gains related to our indexed annuity forward-starting option driven by an increase in discount rates.

The above components of excluded realized gain (loss) are described including benefit ratio unlocking, after-tax.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2020 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Financial Assets

For information on realized gain (loss) related to certain financial assets, see Note 12.

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2020 Form 10-K for a discussion of the mark-to-market on certain instruments. We also recognize the mark-to-market on certain commercial mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Variable Annuity Net Derivatives Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2020 Form 10-K for a discussion of our variable annuity net derivatives results and how our NPR adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Variable annuity hedge program assets (liabilities)	$640	$2,284	$4,040	$4,903	$6,529

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,619	$198	$(1,543)	$(2,498)	$(3,968)
NPR	101	333	717	(19)	99
Embedded derivative reserves	1,719	531	(826)	(2,517)	(3,869)
Insurance benefit reserves	(1,164)	(1,150)	(1,314)	(1,239)	(1,525)
Total variable annuity reserves – asset (liability)	$555	$(619)	$(2,140)	$(3,756)	$(5,394)

10-year credit default swap ("CDS") spread	1.28%	1.25%	1.34%	1.14%	1.56%
NPR factor related to 10-year CDS spread	0.78%	0.70%	0.80%	0.13%	0.22%

(1)Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

For information about the effect of changes in the NPR factor on our net income (loss), see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2020 Form 10-K.

See “Critical Accounting Policies and Estimates – Derivatives – GLB” above for additional information about our guaranteed benefits.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2020 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Investments
Fixed maturity AFS securities	$117,313	$123,044	79.0%	79.9%
Trading securities	4,365	4,501	2.9%	2.9%
Equity securities	123	129	0.1%	0.1%
Mortgage loans on real estate	17,255	16,763	11.6%	10.9%
Real estate	10	10	0.0%	0.0%
Policy loans	2,502	2,426	1.7%	1.6%
Derivative investments	3,453	3,109	2.3%	2.0%
Alternative investments	2,124	1,944	1.4%	1.3%
Other investments	1,414	2,030	1.0%	1.3%
Total investments	$148,559	$153,956	100.0%	100.0%

Investment Objective

Investments are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K.

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

	As of March 31, 2021
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,055	$1,816	$137	$17,734	15.1%
Basic industry	4,700	650	11	5,339	4.6%
Capital goods	7,459	852	65	8,246	7.0%
Communications	4,371	686	24	5,033	4.3%
Consumer cyclical	5,566	526	36	6,056	5.2%
Consumer non-cyclical	16,795	2,106	188	18,713	16.0%
Energy	5,469	596	47	6,018	5.1%
Technology	4,903	468	54	5,317	4.5%
Transportation	3,421	362	12	3,771	3.2%
Industrial other	2,133	135	30	2,238	1.9%
Utilities	14,123	1,918	65	15,976	13.6%
Government related entities	1,871	282	24	2,129	1.8%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,862	168	1	2,029	1.7%
Non-agency backed	418	57	-	475	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	539	36	2	573	0.5%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	1	-	21	0.1%
Non-agency backed	1,444	67	16	1,495	1.3%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	6,323	29	23	6,329	5.4%
Credit card	82	23	1	104	0.1%
Equipment receivables	16	-	-	16	0.0%
Home equity	285	51	1	335	0.3%
Manufactured housing	7	-	-	7	0.0%
Student loans	14	1	-	15	0.0%
Other	1,153	39	2	1,190	1.0%
Municipals:
Taxable	5,363	1,159	34	6,488	5.5%
Tax-exempt	111	26	-	137	0.1%
Government:
United States	393	54	3	444	0.4%
Foreign	428	63	6	485	0.4%
Hybrid and redeemable preferred securities	528	93	21	600	0.5%
Total fixed maturity AFS securities	105,852	12,264	803	117,313	100.0%
Trading Securities (2)	4,067	358	60	4,365
Equity Securities	125	21	23	123
Total fixed maturity AFS, trading and equity securities	$110,044	$12,643	$886	$121,801

	As of December 31, 2020
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$15,889	$2,836	$32	$18,693	15.2%
Basic industry	4,719	992	3	5,708	4.6%
Capital goods	7,323	1,402	13	8,712	7.1%
Communications	4,331	1,036	4	5,363	4.4%
Consumer cyclical	5,707	926	12	6,621	5.4%
Consumer non-cyclical	16,600	3,412	17	19,995	16.3%
Energy	5,605	877	24	6,458	5.2%
Technology	4,590	742	7	5,325	4.3%
Transportation	3,450	619	12	4,057	3.3%
Industrial other	2,082	224	6	2,300	1.9%
Utilities	14,096	3,198	6	17,288	14.1%
Government related entities	1,885	398	14	2,269	1.8%
CMOs:
Agency backed	1,874	216	1	2,089	1.7%
Non-agency backed	433	53	-	486	0.4%
MPTS:
Agency backed	457	44	-	501	0.4%
CMBS:
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,370	114	-	1,484	1.2%
ABS:
CLOs	5,571	23	11	5,583	4.5%
Credit card	78	31	1	108	0.1%
Equipment receivables	15	-	-	15	0.0%
Home equity	303	52	1	354	0.3%
Manufactured housing	7	1	-	8	0.0%
Student loans	17	1	-	18	0.0%
Other	1,050	50	2	1,098	0.9%
Municipals:
Taxable	5,249	1,532	-	6,781	5.5%
Tax-exempt	111	29	-	140	0.1%
Government:
United States	397	88	1	484	0.4%
Foreign	384	87	1	470	0.4%
Hybrid and redeemable preferred securities	548	97	30	615	0.5%
Total fixed maturity AFS securities	104,161	19,081	198	123,044	100.0%
Trading Securities (2)	4,072	477	48	4,501
Equity Securities	132	21	24	129
Total fixed maturity AFS, trading and equity securities	$108,365	$19,579	$270	$127,674

(1)Represents amortized cost, net of the allowance for credit losses.

(2)Certain of our trading securities support our Modco reinsurance agreements and the investment results are passed directly to the reinsurers. Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2020 Form 10-K for further details.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of March 31, 2021			As of December 31, 2020
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$58,414	$65,061	55.5%	$57,934	$69,226	56.3%
2	BBB	43,248	47,926	40.8%	41,970	49,390	40.1%
Total investment grade securities		101,662	112,987	96.3%	99,904	118,616	96.4%

Below Investment Grade Securities
3	BB	2,817	2,981	2.6%	2,959	3,157	2.6%
4	B	1,323	1,291	1.1%	1,249	1,218	1.0%
5	CCC and lower	48	51	0.0%	46	48	0.0%
6	In or near default	2	3	0.0%	3	5	0.0%
Total below investment grade securities		4,190	4,326	3.7%	4,257	4,428	3.6%
Total fixed maturity AFS securities		$105,852	$117,313	100.0%	$104,161	$123,044	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		4.0%	3.7%		4.1%	3.6%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of March 31, 2021.

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

As of March 31, 2021, and December 31, 2020, 92% and 78%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of March 31, 2021, increased by $605 million since December 31, 2020. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of March 31, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $2 million of credit loss expense on our fixed maturity AFS securities for the three months ended March 31, 2021. In order to determine the amount of credit loss, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 4 and 12 herein and Note 1 to the consolidated financial statements in our 2020 Form 10-K.

As reported on our Consolidated Balance Sheets, we had $149.9 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $130.3 billion as of March 31, 2021. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $100.3 billion as of March 31, 2021, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

As of March 31, 2021, and December 31, 2020, the estimated fair value for all private placement securities was $18.7 billion and $19.1 billion, respectively, representing 13% and 12% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2020 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $304 million and represented less than 1% of our total investment portfolio as of March 31, 2021. Fixed maturity AFS securities represented $291 million, or 96%, and trading securities represented $13 million, or 4%, of the subprime exposure as of March 31, 2021. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2021:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$2,401	$2,602	$137	$152	$103	$120	$178	$203	$2,819	$3,077
ABS home equity	1	1	27	28	33	45	224	261	285	335
Total by type (2)(3)	$2,402	$2,603	$164	$180	$136	$165	$402	$464	$3,104	$3,412

Rating
AAA	$1,970	$2,140	$15	$14	$-	$-	$4	$4	$1,989	$2,158
AA	432	463	17	18	6	7	4	4	459	492
A	-	-	10	10	5	5	31	32	46	47
BBB	-	-	3	4	12	12	6	6	21	22
BB and below	-	-	119	134	113	141	357	418	589	693
Total by rating (2)(3)(4)	$2,402	$2,603	$164	$180	$136	$165	$402	$464	$3,104	$3,412

Origination Year
2011 and prior	$547	$618	$135	$150	$136	$164	$402	$464	$1,220	$1,396
2012	25	26	-	-	-	-	-	-	25	26
2013	159	173	-	-	-	-	-	-	159	173
2014	71	80	1	1	-	-	-	-	72	81
2015	177	192	15	16	-	-	-	-	192	208
2016	572	600	-	-	-	1	-	-	572	601
2017	290	314	-	-	-	-	-	-	290	314
2018	235	266	-	-	-	-	-	-	235	266
2019	176	187	1	1	-	-	-	-	177	188
2020	81	80	3	3	-	-	-	-	84	83
2021	69	67	9	9	-	-	-	-	78	76
Total by origination
year (2)(3)	$2,402	$2,603	$164	$180	$136	$165	$402	$464	$3,104	$3,412

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.9%	2.9%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.7%	0.7%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $150 million and $173 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $121 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $121 million in trading securities consisted of $108 million prime and $13 million subprime.

(3)Does not include the fair value of trading securities totaling $124 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $124 million in trading securities consisted of $111 million prime and $13 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2021:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,415	$1,465	$49	$51	$1,464	$1,516

Rating
AAA	$1,283	$1,334	$10	$11	$1,293	$1,345
AA	132	31	34	34	166	65
A	-	-	5	6	5	6
Total by rating (1)(2)(3)	$1,415	$1,365	$49	$51	$1,464	$1,416

Origination Year
2011 and prior	$14	$16	$11	$13	$25	$29
2012	27	27	-	-	27	27
2013	146	149	-	-	146	149
2014	14	14	-	-	14	14
2015	26	28	-	-	26	28
2016	112	117	4	5	116	122
2017	323	347	-	-	323	347
2018	169	186	-	-	169	186
2019	300	310	-	-	300	310
2020	245	233	5	5	250	238
2021	39	38	29	28	68	66
Total by origination year (1)(2)	$1,415	$1,465	$49	$51	$1,464	$1,516

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.4%	1.3%

(1)Does not include the amortized cost of trading securities totaling $138 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $138 million in trading securities consisted of $56 million of multiple property CMBS and $82 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $131 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $131 million in trading securities consisted of $55 million of multiple property CMBS and $76 million of single property CMBS.

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

As of March 31, 2021, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $358 million and $400 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of March 31, 2021, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Healthcare	$1,856	10.4%	$114	14.2%	$1,742	10.3%
Technology	1,035	5.8%	54	6.7%	981	5.8%
Food and beverage	814	4.6%	46	5.7%	768	4.5%
Banking	1,078	6.1%	40	5.0%	1,038	6.1%
Electric	799	4.5%	37	4.6%	762	4.5%
Local authorities	808	4.5%	35	4.4%	773	4.5%
Industrial – other	562	3.1%	30	3.7%	532	3.2%
Brokerage asset management	457	2.6%	30	3.7%	427	2.5%
Finance companies	160	0.9%	28	3.5%	132	0.8%
Aerospace and defense	440	2.5%	28	3.5%	412	2.4%
ABS	2,566	14.4%	26	3.2%	2,540	14.9%
Pharmaceuticals	386	2.2%	22	2.7%	364	2.1%
Government owned, no guarantee	174	1.0%	20	2.5%	154	0.9%
Life	362	2.0%	19	2.4%	343	2.0%
Property and casualty	257	1.4%	19	2.4%	238	1.4%
Integrated	305	1.7%	19	2.4%	286	1.7%
Manufacturing	488	2.7%	17	2.1%	471	2.8%
Non agency CMBS	387	2.2%	16	2.0%	371	2.2%
Industries with unrealized losses
less than $5 million	4,859	27.3%	203	25.3%	4,656	27.4%
Total by industry	$17,793	100.0%	$803	100.0%	$16,990	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	16.8%		100.0%		14.5%

As of March 31, 2021, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $35 million and $34 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2021
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,661	$721	$17,382	99.7%
Delinquent (1)	-	31	31	0.2%
Foreclosure (2)	-	26	26	0.1%
Total mortgage loans on real estate before allowance	16,661	778	17,439	100.0%
Allowance for credit losses	(172)	(12)	(184)
Total mortgage loans on real estate	$16,489	$766	$17,255

	As of December 31, 2020
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,230	$666	$16,896	99.6%
Delinquent (1)	-	42	42	0.2%
Foreclosure (2)	-	29	29	0.2%
Total mortgage loans on real estate before allowance	16,230	737	16,967	100.0%
Allowance for credit losses	(187)	(17)	(204)
Total mortgage loans on real estate	$16,043	$720	$16,763

(1)As of March 31, 2021, 3 commercial loans and 58 residential loans were delinquent. As of December 31, 2020, 2 commercial loans and 72 residential loans were delinquent.

(2)As of March 31, 2021, no commercial mortgage loans and 55 residential loans were in foreclosure. As of December 31, 2020, no commercial mortgage loans and 75 residential mortgage loans were in foreclosure.

As of March 31, 2021, there were 9 specifically identified impaired commercial mortgage loans on real estate with a carrying value $3 million and 74 specifically identified impaired residential mortgage loans on real estate also with an aggregate carrying value of $34 million. As of December 31, 2020, there were 4 specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and 76 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $34 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent as of March 31, 2021, and December 31, 2020, was less than $1 million. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of March 31, 2021, and December 31, 2020, was $30 million and $41 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Segment
Annuities	$6,250	$5,934
Retirement Plan Services	4,261	4,152
Life Insurance	3,980	3,979
Group Protection	1,390	1,374
Other Operations	1,374	1,324
Total mortgage loans on real estate	$17,255	$16,763

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of March 31, 2021			As of March 31, 2021
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,516	33.4%	CA	$4,122	25.0%
Office building	3,889	23.6%	TX	1,656	10.0%
Industrial	3,343	20.3%	NY	1,105	6.7%
Retail	2,571	15.6%	FL	786	4.8%
Other commercial	707	4.3%	GA	736	4.5%
Hotel/motel	245	1.5%	MD	703	4.3%
Mixed use	218	1.3%	PA	657	4.0%
Total	$16,489	100.0%	WA	599	3.6%
Geographic Region			TN	563	3.4%
Pacific	5,042	30.6%	VA	546	3.3%
South Atlantic	3,570	21.7%	OH	543	3.3%
Middle Atlantic	2,033	12.3%	AZ	405	2.5%
West South Central	1,799	10.9%	NC	402	2.4%
East North Central	1,403	8.5%	IL	347	2.1%
Mountain	870	5.3%	WI	342	2.0%
East South Central	688	4.2%	OR	322	1.9%
West North Central	556	3.4%	MA	312	1.9%
New England	486	2.9%	Non U.S.	42	0.3%
Non-U.S.	42	0.2%	All other states	2,301	14.0%
Total	$16,489	100.0%	Total	$16,489	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of March 31, 2021
	Commercial	Residential	Total	%
Principal Repayment Year
2021	$608	$6	$614	3.5%
2022	998	9	1,007	5.8%
2023	869	10	879	5.0%
2024	1,300	11	1,311	7.5%
2025	1,205	11	1,216	7.0%
2026 and thereafter	11,700	708	12,408	71.2%
Total	$16,680	$755	$17,435	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Annuities	$17	$6
Retirement Plan Services	12	4
Life Insurance	126	33
Group Protection	11	4
Other Operations	4	1
Total (1)	$170	$48

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2021, and December 31, 2020, alternative investments included investments in 279 and 271 different partnerships, respectively, and the portfolio represented approximately 1% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of March 31, 2021, and December 31, 2020, was $14 million and $13 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Net Investment Income
Fixed maturity AFS securities	$1,101	$1,075
Trading securities	42	54
Mortgage loans on real estate	169	170
Policy loans	30	30
Invested cash	-	11
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	27	10
Alternative investments (2)	170	48
Consent fees	2	2
Other investments	5	26
Investment income	1,546	1,426
Investment expense	(36)	(51)
Net investment income	$1,510	$1,375

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three
	Months Ended
	2021	2020
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	3.96%	4.29%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.08%	0.03%
Alternative investments	0.51%	0.16%
Net investment income yield on invested assets	4.55%	4.48%

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Overview

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flow from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $(642) million and $455 million for the three months ended March 31, 2021 and 2020, respectively. The use of cash flows from operating activities for the three months ended March 31, 2021, was attributable primarily to an increase in claim payments driven by the COVID-19 pandemic and the timing of cash receipts and payments. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC is largely dependent upon the dividend capacity of its insurance subsidiaries as well as their ability to advance or repay funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance. The sources of liquidity and cash flow of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.

Disruptions, uncertainty or volatility in the capital and credit markets, including any current or future impacts related to the COVID-19 pandemic, may materially affect our business operations and results of operations. These poor market conditions may reduce our insurance subsidiaries’ statutory surplus and RBC requiring them to retain more capital and may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities. Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash. As of March 31, 2021, the holding company had available liquidity of $758 million, which includes amounts related to the pre-funding of our $300 million senior notes due 2022. Based on the sources of liquidity and cash flow available to us as discussed below, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection. For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2020 Form 10-K and “Forward-Looking Statements – Cautionary Language” above. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

Sources of Liquidity and Cash Flow

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$180	$305
Lincoln National Reinsurance Company (Barbados) Limited	75	150
Total dividends from subsidiaries	$255	$455

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$29	$33

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$9	$(6)

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below). Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company. For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Restrictions on Subsidiaries’ Dividends and Other Payments” in our 2020 Form 10-K.

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of March 31, 2021, was approximately $2.0 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees ($61 million relates to arrangements that will expire in 2024 and $1.9 billion relates to arrangements that will expire by 2031). For information on the LOCs, see the credit facilities table in Note 13 in our 2020 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.6 billion to finance a portion of the excess reserves as of March 31, 2021; of this amount, $2.6 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2020 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

Details underlying debt and financing activities (in millions) for the three months ended March 31, 2021, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$-	$-	$-	$-	$300	$300

Long-Term Debt
Senior notes	$5,225	$-	$-	$(85)	$(303)	$4,837
Bank borrowings	249	-	-	-	-	249
Capital securities (2)	1,208	-	-	-	-	1,208
Total long-term debt	$6,682	$-	$-	$(85)	$(303)	$6,294

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

For additional information about our short-term and long-term debt and our credit facilities, see Note 13 in our 2020 Form 10-K.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to The Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of March 31, 2021. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2020 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2020 Form 10-K for additional information on our financial strength ratings.

For information on our credit ratings, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2020 Form 10-K.

Alternative Sources of Liquidity

Inter-company Cash Management Program

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of March 31, 2021, the holding company had a net outstanding receivable (payable) of $34 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. For additional information, see Note 13 in our 2020 Form 10-K.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2021, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.4 billion. As of March 31, 2021, LNL had outstanding borrowings of $4.2 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2021, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of March 31, 2021, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $145 million. In addition, our insurance subsidiaries had access to $750 million through a committed repurchase agreement. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2021, we were in a net collateral payable position of $2.2 billion compared to $1.9 billion as of December 31, 2020. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 13 in our 2020 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt.

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Free cash flow for the holding company generally represents the amount of dividends and interest received from subsidiaries less interest paid on debt. For additional information regarding share repurchases, see “Part II – Item 2(c)” below.

Details underlying this activity (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Dividends to common stockholders	$81	$79
Repurchase of common stock	105	225
Total cash returned to stockholders	$186	$304

Number of shares repurchased	1.9	3.8

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2021	2020
Debt service (interest paid)	$69	$60
Capital contribution to subsidiaries	65	475
Total	$134	$535

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K. See also “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” above.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2020. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended March 31, 2021 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
1/1/21 – 1/31/21	-	$-	-	$1,189

2/1/21 – 2/28/21	1,212,973	53.91	1,212,973	1,124

3/1/21 – 3/31/21	678,664	58.42	678,664	1,084

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended March 31, 2021, there were 1,891,637 shares purchased as part of publicly announced plans or programs.

(2)On February 19, 2020, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.66 billion.  As of March 31, 2021, our remaining security repurchase authorization was $1.1 billion. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 89, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2021

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
Dated: May 6, 2021