Form 10-Q
period 2021-06-30
LINCOLN NATIONAL CORP
filed 2021-08-05
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Yes ☐No ☒

As of August 2, 2021, there were 187,923,317 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2021	2020

	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $106,668; 2020 - $104,174; allowance for credit losses: 2021 - $9; 2020 - $13)	$122,215	$123,044
Trading securities	4,232	4,501
Equity securities	174	129
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $818; 2020 - $832)	17,586	16,763
Policy loans	2,410	2,426
Derivative investments	4,548	3,109
Other investments	3,950	3,984
Total investments	155,115	153,956
Cash and invested cash	2,389	1,708
Deferred acquisition costs and value of business acquired	6,261	5,812
Premiums and fees receivable	583	486
Accrued investment income	1,254	1,257
Reinsurance recoverables, net of allowance for credit losses	15,981	16,496
Funds withheld reinsurance assets	527	530
Goodwill	1,778	1,778
Other assets	17,465	15,960
Separate account assets	178,795	167,965
Total assets	$380,148	$365,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$40,250	$40,814
Other contract holder funds	108,778	105,405
Short-term debt	300	-
Long-term debt	6,334	6,682
Reinsurance related embedded derivatives	328	392
Funds withheld reinsurance liabilities	2,027	1,946
Payables for collateral on investments	8,199	6,222
Other liabilities	13,392	13,823
Separate account liabilities	178,795	167,965
Total liabilities	358,403	343,249

Contingencies and Commitments (See Note 11)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 189,089,948 and 192,329,691 shares
issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	5,021	5,082
Retained earnings	9,245	8,686
Accumulated other comprehensive income (loss)	7,479	8,931
Total stockholders’ equity	21,745	22,699
Total liabilities and stockholders’ equity	$380,148	$365,948

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Insurance premiums	$1,398	$1,342	$2,804	$2,715
Fee income	1,670	1,458	3,262	2,997
Net investment income	1,584	1,172	3,094	2,547
Realized gain (loss)	(2)	(647)	(182)	(671)
Amortization of deferred gain on business sold through reinsurance	9	11	17	22
Other revenues	192	181	391	332
Total revenues	4,851	3,517	9,386	7,942
Expenses
Interest credited	737	732	1,474	1,457
Benefits	1,930	1,725	4,156	4,227
Commissions and other expenses	1,326	1,123	2,556	2,207
Interest and debt expense	65	84	131	152
Strategic digitization expense	21	14	35	26
Total expenses	4,079	3,678	8,352	8,069
Income (loss) before taxes	772	(161)	1,034	(127)
Federal income tax expense (benefit)	130	(67)	167	(85)
Net income (loss)	642	(94)	867	(42)
Other comprehensive income (loss), net of tax	1,718	4,319	(1,452)	1,650
Comprehensive income (loss)	$2,360	$4,225	$(585)	$1,608

Net Income (Loss) Per Common Share
Basic	$3.38	$(0.49)	$4.54	$(0.22)
Diluted	3.34	(0.49)	4.51	(0.27)

Cash Dividends Declared Per Common Share	$0.42	$0.40	$0.84	$0.80

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common Stock
Balance as of beginning-of-period	$5,057	$5,071	$5,082	$5,162
Stock compensation/issued for benefit plans	23	10	48	19
Retirement of common stock/cancellation of shares	(59)	-	(109)	(100)
Balance as of end-of-period	5,021	5,081	5,021	5,081

Retained Earnings
Balance as of beginning-of-period	8,775	8,500	8,686	8,854
Cumulative effect from adoption of new accounting standards	-	-	-	(203)
Net income (loss)	642	(94)	867	(42)
Retirement of common stock	(91)	-	(146)	(125)
Common stock dividends declared	(81)	(79)	(162)	(157)
Balance as of end-of-period	9,245	8,327	9,245	8,327

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	5,761	3,004	8,931	5,673
Other comprehensive income (loss), net of tax	1,718	4,319	(1,452)	1,650
Balance as of end-of-period	7,479	7,323	7,479	7,323
Total stockholders’ equity as of end-of-period	$21,745	$20,731	$21,745	$20,731

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$867	$(42)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	182	671
Trading securities purchases, sales and maturities, net	210	(33)
Amortization of deferred gain on business sold through reinsurance	(17)	(22)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	115	(177)
Premiums and fees receivable	(97)	(25)
Accrued investment income	(10)	(20)
Insurance liabilities and reinsurance-related balances	(1,438)	720
Accrued expenses	42	(296)
Federal income tax accruals	167	(85)
Other	(252)	280
Net cash provided by (used in) operating activities	(231)	971
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,304)	(8,732)
Sales of available-for-sale securities and equity securities	1,269	1,789
Maturities of available-for-sale securities	4,700	2,389
Purchases of alternative investments	(361)	(165)
Sales and repayments of alternative investments	128	81
Issuance of mortgage loans on real estate	(1,634)	(1,081)
Repayment and maturities of mortgage loans on real estate	851	609
Issuance (repayment) of policy loans, net	16	(74)
Net change in collateral on investments, derivatives and related settlements	1,888	1,910
Other	(71)	(90)
Net cash provided by (used in) investing activities	(1,518)	(3,364)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(1,096)
Issuance of long-term debt, net of issuance costs	-	1,289
Payment related to early extinguishment of debt	-	(13)
Proceeds from certain financing arrangements	50	69
Deposits of fixed account values, including the fixed portion of variable	6,375	7,271
Withdrawals of fixed account values, including the fixed portion of variable	(3,299)	(3,314)
Transfers to and from separate accounts, net	(229)	216
Common stock issued for benefit plans	12	(10)
Repurchase of common stock	(255)	(225)
Dividends paid to common stockholders	(161)	(156)
Other	(63)	-
Net cash provided by (used in) financing activities	2,430	4,031
Net increase (decrease) in cash, invested cash and restricted cash	681	1,638
Cash, invested cash and restricted cash as of beginning-of-year	1,708	2,563
Cash, invested cash and restricted cash as of end-of-period	$2,389	$4,201

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

3. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2021			As of December 31, 2020
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$591	$-	1	$611	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.6 billion and $2.1 billion as of June 30, 2021, and December 31, 2020, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $6 million and $7 million as of June 30, 2021, and December 31, 2020, respectively. We do not have any contingent commitments to provide additional capital funding to these qualified affordable housing projects. We received returns from these qualified affordable housing projects in the form of income tax credits (expenses) of $1 million and less than $(1) million for the three months ended June 30, 2021 and 2020, respectively, and $2 million and $(1) million for the six months ended June 30, 2021 and 2020, respectively. These returns were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$87,573	$13,710	$272	$8	$101,003
U.S. government bonds	383	63	2	-	444
State and municipal bonds	5,513	1,413	7	-	6,919
Foreign government bonds	400	67	3	-	464
RMBS	2,751	278	1	1	3,027
CMBS	1,499	86	7	-	1,578
ABS	8,039	160	22	-	8,177
Hybrid and redeemable preferred securities	510	107	14	-	603
Total fixed maturity AFS securities	$106,668	$15,884	$328	$9	$122,215

	As of December 31, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,289	$16,662	$150	$12	$102,789
U.S. government bonds	397	88	1	-	484
State and municipal bonds	5,360	1,561	-	-	6,921
Foreign government bonds	384	87	1	-	470
RMBS	2,765	313	1	1	3,076
CMBS	1,390	115	-	-	1,505
ABS	7,041	158	15	-	7,184
Hybrid and redeemable preferred securities	548	97	30	-	615
Total fixed maturity AFS securities	$104,174	$19,081	$198	$13	$123,044

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2021, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,064	$3,095
Due after one year through five years	15,376	16,338
Due after five years through ten years	19,284	21,233
Due after ten years	56,655	68,767
Subtotal	94,379	109,433
Structured securities (RMBS, CMBS, ABS)	12,289	12,782
Total fixed maturity AFS securities	$106,668	$122,215

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$6,476	$199	$1,055	$73	$7,531	$272
U.S. government bonds	26	2	-	-	26	2
State and municipal bonds	389	7	1	-	390	7
Foreign government bonds	86	3	30	-	116	3
RMBS	109	1	19	-	128	1
CMBS	306	7	5	-	311	7
ABS	2,889	19	136	3	3,025	22
Hybrid and redeemable
preferred securities	29	1	148	13	177	14
Total fixed maturity AFS securities	$10,310	$239	$1,394	$89	$11,704	$328

Total number of fixed maturity AFS securities in an unrealized loss position						1,368

	As of December 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$3,039	$92	$607	$58	$3,646	$150
U.S. government bonds	28	1	-	-	28	1
Foreign government bonds	57	1	-	-	57	1
RMBS	45	1	7	-	52	1
ABS	1,527	9	358	6	1,885	15
Hybrid and redeemable
preferred securities	112	13	96	17	208	30
Total fixed maturity AFS securities	$4,808	$117	$1,068	$81	$5,876	$198

Total number of fixed maturity AFS securities in an unrealized loss position						802

(1)As of June 30, 2021, we recognized no gross unrealized losses in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded. As of December 31, 2020, we recognized $1 million of gross unrealized losses in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$27	$7	6
Nine months or greater, but less than twelve months	57	18	4
Twelve months or greater	2	1	22
Total	$86	$26	32

	As of December 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$63	$23	14
Six months or greater, but less than nine months	2	1	4
Nine months or greater, but less than twelve months	23	7	14
Twelve months or greater	30	11	20
Total	$118	$42	52

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $130 million for the six months ended June 30, 2021. As discussed further below, we believe the unrealized loss position as of June 30, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2021, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2021, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2021, and December 31, 2020, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2021, and December 31, 2020, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.8 billion and $4.1 billion, respectively, and a fair value of $4.0 billion and $4.2 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2021, and December 31, 2020, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2021, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2021, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	June 30, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$13	$1	$-	$14
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	1	-	-	1
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$8	$1	$-	$9

	For the Six
	Months Ended
	June 30, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$12	$1	$-	$13
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	-	-	2
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$8	$1	$-	$9

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

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.0 billion as of June 30, 2021 and 2020, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2021			As of December 31, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,979	$674	$17,653	$16,245	$610	$16,855
30 to 59 days past due	32	18	50	4	28	32
60 to 89 days past due	-	7	7	-	8	8
90 or more days past due	-	40	40	-	69	69
Allowance for credit losses	(156)	(14)	(170)	(187)	(17)	(204)
Unamortized premium (discount)	(12)	23	11	(14)	22	8
Mark-to-market gains (losses) (1)	(5)	-	(5)	(5)	-	(5)
Total carrying value	$16,838	$748	$17,586	$16,043	$720	$16,763

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 25% and 24% of commercial mortgage loans on real estate as of June 30, 2021, and December 31, 2020, respectively, and Texas, which accounted for 10% of commercial mortgage loans on real estate as of June 30, 2021, and December 31, 2020.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 27% and 32% of residential mortgage loans on real estate as of June 30, 2021, and December 31, 2020, respectively, and Florida, which accounted for 18% of residential mortgage loans on real estate as of June 30, 2021, and December 31, 2020.

As of June 30, 2021, and December 31, 2020, we had 86 and 147 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

For our commercial mortgage loans, there were eight specifically identified impaired loans with an aggregate carrying value of $3 million as of June 30, 2021. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2020.

For our residential mortgage loans, there were 71 specifically identified impaired loans with an aggregate carrying value of $33 million as of June 30, 2021. There were 76 specifically identified impaired loans with an aggregate carrying value of $34 million as of December 31, 2020.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average aggregate carrying value for impaired
mortgage loans on real estate	$37	$16	$36	$10
Interest income recognized on impaired
mortgage loans on real estate	-	-	-	-
Interest income collected on impaired
mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of June 30, 2021		As of December 31, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	41	-	71
Total	$-	$41	$-	$71

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$1,298	3.07	$81	1.91	$-	-	$1,379
2020	1,370	3.02	104	1.46	40	2.21	1,514
2019	3,037	2.19	290	1.78	24	1.79	3,351
2018	2,319	2.14	181	1.50	15	1.02	2,515
2017	1,732	2.32	151	1.75	27	0.96	1,910
2016 and prior	6,059	2.39	232	1.75	38	1.23	6,329
Total	$15,815		$1,039		$144		$16,998

	As of December 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2020	$1,504	2.86	$32	1.52	$-	-	$1,536
2019	3,141	2.25	258	1.78	2	1.74	3,401
2018	2,382	2.16	186	1.49	15	0.71	2,583
2017	1,786	2.34	169	1.73	-	-	1,955
2016	1,713	2.37	174	1.56	22	1.58	1,909
2015 and prior	4,710	2.38	133	1.95	8	1.02	4,851
Total	$15,236		$952		$47		$16,235

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$148	$-	$148
2020	175	4	179
2019	262	31	293
2018	136	6	142
2017	-	-	-
2016 and prior	-	-	-
Total	$721	$41	$762

	As of December 31, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$176	$8	$184
2019	315	51	366
2018	175	12	187
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$666	$71	$737

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	June 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$172	$12	$184
Additions (reductions) from provision for credit loss expense (1)	(16)	2	(14)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$156	$14	$170

	For the Six
	Months Ended
	June 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$187	$17	$204
Additions (reductions) from provision for credit loss expense (1)	(31)	(3)	(34)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$156	$14	$170

	For the Three
	Months Ended
	June 30, 2020
	Commercial	Residential	Total
Balance as of beginning-of-period	$126	$35	$161
Additions (reductions) from provision for credit loss expense (3)	110	2	112
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$236	$37	$273

	For the Six
	Months Ended
	June 30, 2020
	Commercial	Residential	Total
Balance as of beginning-of-period	$-	$2	$2
Impact of new accounting standard	62	26	88
Additions (reductions) from provision for credit loss expense (3)	174	9	183
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$236	$37	$273

(1)Due to improving economic projections, the provision for credit loss expense decreased by $14 million and $34 million for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, we recognized $1 million of credit loss expense related to unfunded commitments for mortgage loans on real estate. For the six months ended June 30, 2021, we recognized $2 million of credit loss benefit related to unfunded commitments for mortgage loans on real estate.

(2)Accrued interest receivable on mortgage loans on real estate totaled $50 million and $52 million as of June 30, 2021 and 2020, respectively, and was excluded from the estimate of credit losses.

(3)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $112 million and $183 million for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, we recognized $1 million of credit loss expense related to unfunded commitments for mortgage loans on real estate. For the six months ended June 30, 2020, we recognized no credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate.

Alternative Investments

As of June 30, 2021, and December 31, 2020, alternative investments included investments in 293 and 271 different partnerships, respectively, and represented approximately 2% and 1%, respectively, of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$1	$-	$(1)	$(20)
RMBS	-	(1)	-	(1)
ABS	-	(1)	-	(1)
Gross credit loss benefit (expense)	1	(2)	(1)	(22)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	1	-	1
Net credit loss benefit (expense)	$1	$(1)	$(1)	$(21)

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,391	$4,391	$2,976	$2,976
Securities pledged under securities lending agreements (2)	228	222	116	112
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	3,580	5,525	3,130	5,049
Total payables for collateral on investments	$8,199	$10,138	$6,222	$8,137

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of June 30, 2021, and December 31, 2020, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2021	2020
Collateral payable for derivative investments	$1,415	$1,390
Securities pledged under securities lending agreements	112	9
Investments pledged for FHLBI	450	550
Total increase (decrease) in payables for collateral on investments	$1,977	$1,949

We have elected not to offset our securities lending transactions in our consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$222	$-	$-	$-	$222
Foreign government bonds	4	-	-	-	4
Equity securities	2	-	-	-	2
Total gross secured borrowings	$228	$-	$-	$-	$228

	As of December 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Foreign government bonds	2	-	-	-	2
Total gross secured borrowings	$116	$-	$-	$-	$116

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2021, the fair value of all collateral received that we are permitted to sell or re-pledge was $23 million, and we had not re-pledged any of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments as of June 30, 2021.

Investment Commitments

As of June 30, 2021, our investment commitments were $2.6 billion, which included $1.5 billion of LPs, $669 million of private placement securities and $446 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2021, and December 31, 2020, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.1 billion and $1.2 billion, respectively, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.1 billion and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2021, and December 31, 2020, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $20.0 billion and $20.3 billion, respectively, or 13% of total investments, and our investments in securities in the financial services industry with a fair value of $19.4 billion and $19.6 billion, respectively, or 13% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity products and indexed variable annuity products. Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Contract holders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Total Return Swaps

We use total return swaps to hedge the liability exposure on certain options in variable annuity products and indexed variable annuity products.

In addition, we use total return swaps to hedge a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating-rate of interest.

Credit Contracts

We use derivative instruments as part of our credit risk management strategy that are economic hedges and include:

Credit Default Swaps – Buying Protection

We use credit default swaps (“CDSs”) to hedge the liability exposure on certain options in variable annuity products.

We buy CDSs to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A CDS allows us to put the bond back to the counterparty at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

CDSs – Selling Protection

We use CDSs to hedge the liability exposure on certain options in variable annuity products.

We sell CDSs to offer credit protection to contract holders and investors. The CDSs hedge the contract holders and investors against a drop in bond prices due to credit concerns of certain bond issuers. A CDS allows the investor to put the bond back to us at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2021			As of December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,942	$46	$433	$2,177	$87	$563
Foreign currency contracts (1)	3,562	177	93	3,089	147	151
Total cash flow hedges	6,504	223	526	5,266	234	714
Fair value hedges:
Interest rate contracts (1)	1,159	1	222	1,161	-	272
Non-Qualifying Hedges
Interest rate contracts (1)	75,601	1,262	183	135,434	1,587	159
Foreign currency contracts (1)	398	3	4	304	1	8
Equity market contracts (1)	84,951	5,002	1,645	74,610	3,486	1,952
Credit contracts (1)	27	-	-	51	-	-
Embedded derivatives:
GLB direct (2)	-	1,767	-	-	450	-
GLB ceded (2)	-	53	152	-	82	-
Reinsurance related (3)	-	-	328	-	-	392
Indexed annuity and IUL contracts (2) (4)	-	515	4,937	-	550	3,594
Total derivative instruments	$168,640	$8,826	$7,997	$216,826	$6,390	$7,091

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2021
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,426	$48,393	$15,248	$12,422	$1,213	$79,702
Foreign currency contracts (2)	258	464	1,345	1,851	42	3,960
Equity market contracts	53,273	15,699	7,297	11	8,671	84,951
Credit contracts	-	27	-	-	-	27
Total derivative instruments
with notional amounts	$55,957	$64,583	$23,890	$14,284	$9,926	$168,640

(1)As of June 30, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of June 30, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$773	$824	$222	$271
Long-term debt (1)	(857)	(900)	18	(25)

(1)The balance includes $(363) million and $(370) million of unamortized adjustments from discontinued hedges as of June 30, 2021, and December 31, 2020, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2021	2020
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(402)	$(11)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	85	(461)
Foreign currency contracts	55	269
Change in foreign currency exchange rate adjustment	45	97
Change in DAC, VOBA, DSI and DFEL	(11)	(116)
Income tax benefit (expense)	(36)	43
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	1
Interest rate contracts (2)	(12)	(8)
Foreign currency contracts (1)	21	22
Foreign currency contracts (3)	(2)	8
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(19)
Income tax benefit (expense)	(1)	(1)
Balance as of end-of-period	$(270)	$(182)

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended June 30,
	2021			2020
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(2)	$1,584	$65	$(647)	$1,172	$84

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	35	(42)	-	(6)	5
Derivatives designated as
hedging instruments	-	(35)	42	-	6	(5)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	(6)	-	1	(5)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	11	-	7	11	-

Non-Qualifying Hedges
Interest rate contracts	432	-	-	19	-	-
Foreign currency contracts	(1)	-	-	-	-	-
Equity market contracts	713	-	-	(1,454)	-	-
Credit contracts	-	-	-	(1)	-	-
Embedded derivatives:
GLB	(53)	-	-	1,353	-	-
Reinsurance related	(84)	-	-	(382)	-	-
Indexed annuity and IUL
contracts	(735)	-	-	(527)	-	-

	Gain (Loss) Recognized in Income
	For the Six Months Ended June 30,
	2021			2020
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(182)	$3,094	$131	$(671)	$2,547	$152

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(49)	43	-	121	87
Derivatives designated as
hedging instruments	-	49	(43)	-	(121)	(87)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	(12)	-	1	(8)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	(2)	21	-	8	22	-

Non-Qualifying Hedges
Interest rate contracts	(727)	-	-	2,169	-	-
Foreign currency contracts	(1)	-	-	-	-	-
Equity market contracts	1,955	-	-	(384)	-	-
Credit contracts	-	-	-	(5)	-	-
Embedded derivatives:
GLB	1,136	-	-	(3,016)	-	-
Reinsurance related	64	-	-	82	-	-
Indexed annuity and IUL
contracts	(1,329)	-	-	501	-	-

As of June 30, 2021, $21 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2021 and 2020, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of June 30, 2021, we did not have any exposure related to credit default swaps for which we are the seller.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

As of December 31, 2020
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket CDSs	12/20/2025	(3)	(4)	BBB+	1	$1	$51

(1)Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.

(2)Broker quotes are used to determine the market value of our CDSs.

(3)CDSs were entered into in order to hedge the liability exposure on certain variable annuity products.

(4)Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Maximum potential payout	$-	$51
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$-	$51

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, we would have been required to post collateral if the market value was less than zero.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2021, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2021, or December 31, 2020.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2021		As of December 31, 2020
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$1,881	$(274)	$1,233	$(371)
A+	1,996	(298)	1,119	(445)
A	69	-	53	-
A-	445	(175)	571	(245)
	$4,391	$(747)	$2,976	$(1,061)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of June 30, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$7,058	$2,335	$9,393
Gross amounts offset	(1,936)	-	(1,936)
Net amount of assets	5,122	2,335	7,457
Gross amounts not offset:
Cash collateral	(4,391)	-	(4,391)
Non-cash collateral	(368)	-	(368)
Net amount	$363	$2,335	$2,698

Financial Liabilities
Gross amount of recognized liabilities	$1,082	$5,417	$6,499
Gross amounts offset	(8)	-	(8)
Net amount of liabilities	1,074	5,417	6,491
Gross amounts not offset:
Cash collateral	(747)	-	(747)
Non-cash collateral	-	-	-
Net amount	$327	$5,417	$5,744

	As of December 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$4,978	$1,082	$6,060
Gross amounts offset	(1,869)	-	(1,869)
Net amount of assets	3,109	1,082	4,191
Gross amounts not offset:
Cash collateral	(2,976)	-	(2,976)
Non-cash collateral	(56)	-	(56)
Net amount	$77	$1,082	$1,159

Financial Liabilities
Gross amount of recognized liabilities	$1,456	$3,986	$5,442
Gross amounts offset	(330)	-	(330)
Net amount of liabilities	1,126	3,986	5,112
Gross amounts not offset:
Cash collateral	(1,061)	-	(1,061)
Non-cash collateral	-	-	-
Net amount	$65	$3,986	$4,051

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 17% and 16% for the three and six months ended June 30, 2021, respectively, compared to 42% and 67%, respectively, for the corresponding periods in 2020. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three and six months ended June 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% primarily due to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

7. Reinsurance

Credit Losses on Reinsurance-related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. As of June 30, 2021, our allowance for credit losses for reinsurance-related assets was $196 million.  There have been no material changes to the allowance for credit losses for the six months ended June 30, 2021.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed annuity products, which resulted in a deposit asset of $5.4 billion and $5.8 billion as of June 30, 2021, and December 31, 2020, respectively, within other assets on our Consolidated Balance Sheets.

We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	June 30,	December 31,
	2021	2020
Fixed maturity AFS securities	$1,235	$1,531
Trading securities	3,125	3,357
Equity securities	20	17
Mortgage loans on real estate	818	832
Derivative investments	103	103
Other investments	299	167
Cash and invested cash	182	92
Accrued investment income	41	42
Other assets	13	3
Total	$5,836	$6,144

In addition, the portfolio was supported by $175 million of over-collateralization and a $159 million letter of credit as of June 30, 2021.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2021 (1)	2020 (1)
Return of Net Deposits
Total account value	$116,102	$109,856
Net amount at risk (2)	77	72
Average attained age of contract holders	66 years	66 years

Minimum Return
Total account value	$102	$100
Net amount at risk (2)	12	12
Average attained age of contract holders	79 years	78 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$28,828	$27,650
Net amount at risk (2)	394	390
Average attained age of contract holders	72 years	72 years

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

	For the Six
	Months Ended
	June 30,
	2021	2020
Balance as of beginning-of-year	$121	$117
Changes in reserves	14	35
Benefits paid	(11)	(17)
Balance as of end-of-period	$124	$135

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Asset Type
Domestic equity	$75,188	$70,362
International equity	21,660	20,855
Fixed income	45,203	43,521
Total	$142,051	$134,738

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 38% of total life insurance in-force reserves as of June 30, 2021, and December 31, 2020. UL and VUL products with secondary guarantees represented 15% and 14% of total life insurance sales for the three and six months ended June 30, 2021, respectively, compared to 37% and 33%, respectively, for the corresponding periods in 2020.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Six
	Months Ended
	June 30,
	2021	2020
Balance as of beginning-of-year	$5,934	$5,552
Reinsurance recoverable	151	152
Net balance as of beginning-of-year	5,783	5,400
Incurred related to:
Current year	1,932	1,742
Prior years:
Interest	81	82
All other incurred (1)	(170)	(127)
Total incurred	1,843	1,697
Paid related to:
Current year	(792)	(654)
Prior years	(953)	(847)
Total paid	(1,745)	(1,501)
Net balance as of end-of-period	5,881	5,596
Reinsurance recoverable	148	155
Balance as of end-of-period	$6,029	$5,751

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

10. Debt

Credit Facility

On June 21, 2021, we entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated our existing credit facility agreement, dated as of July 31, 2019. The amended credit facility, which is unsecured, allows for the issuance of letters of credit (“LOCs”) and borrowing of up to $2.5 billion and has a commitment termination date of June 19, 2026. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business.

The amended credit facility agreement contains:

•Customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets;

•Financial covenants including maintenance of a minimum consolidated net worth equal to the sum of $10.0 billion plus 50% of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the agreement; and a debt-to-capital ratio as defined in accordance with the agreement not to exceed 0.35 to 1.00;

•A cap on secured non-operating indebtedness and non-operating indebtedness of our subsidiaries equal to 7.5% of total capitalization, as defined in accordance with the agreement; and

•Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the amended credit facility agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of June 30, 2021, we were in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2021.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2021, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. On July 28, 2021, plaintiff filed a notice of appeal with respect to this ruling.

12. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common Stock
Balance as of beginning-of-period	191,149,192	193,208,244	192,329,691	196,668,532
Stock compensation/issued for benefit plans	171,688	38,859	882,826	388,495
Retirement/cancellation of shares	(2,230,932)	-	(4,122,569)	(3,809,924)
Balance as of end-of-period	189,089,948	193,247,103	189,089,948	193,247,103

Common Stock as of End-of-Period
Basic basis	189,089,948	193,247,103	189,089,948	193,247,103
Diluted basis	191,389,750	193,962,833	191,389,750	193,962,833

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted-average shares, as used in basic calculation	189,987,670	193,228,547	190,878,951	194,152,672
Shares to cover non-vested stock	1,278,175	448,982	1,133,618	651,289
Average stock options outstanding during the period	1,902,854	572,544	1,483,184	784,396
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,462,891)	(469,928)	(1,114,026)	(586,764)
Shares repurchasable from measured but
unrecognized stock option expense	(38,204)	(3,693)	(19,715)	(1,846)
Average deferred compensation shares	534,794	-	-	1,236,744
Weighted-average shares, as used in diluted calculation (1)	192,202,398	193,776,452	192,362,012	196,236,491

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

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. For the three months ended June 30, 2021, and the six months ended June 30, 2020, the effect of settling obligations in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”). Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock. The amount of this adjustment was less than $1 million for the three months ended June 30, 2021, and $10 million for the six months ended June 30, 2020.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$9,611	$5,983
Cumulative effect from adoption of new accounting standard	-	45
Unrealized holding gains (losses) arising during the period	(3,329)	3,775
Change in foreign currency exchange rate adjustment	(39)	(93)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,345	(1,351)
Income tax benefit (expense)	429	(495)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(2)	(44)
Associated amortization of DAC, VOBA, DSI and DFEL	(9)	62
Income tax benefit (expense)	2	(4)
Balance as of end-of-period	$8,026	$7,850
Unrealized Other-Than-Temporary-Impairment on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$45
Cumulative effect from adoption of new accounting standard	-	(45)
Balance as of end-of-period	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(402)	$(11)
Unrealized holding gains (losses) arising during the period	140	(192)
Change in foreign currency exchange rate adjustment	45	97
Change in DAC, VOBA, DSI and DFEL	(11)	(116)
Income tax benefit (expense)	(36)	43
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	8	23
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(19)
Income tax benefit (expense)	(1)	(1)
Balance as of end-of-period	$(270)	$(182)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(12)	$(17)
Foreign currency translation adjustment arising during the period	2	(11)
Balance as of end-of-period	$(10)	$(28)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(266)	$(327)
Adjustment arising during the period	(1)	10
Balance as of end-of-period	$(267)	$(317)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Gross reclassification	$(2)	$(44)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(9)	62	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(11)	18	Income (loss) before taxes
Income tax benefit (expense)	2	(4)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(9)	$14	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$1	Net investment income
Interest rate contracts	(12)	(8)	Interest and debt expense
Foreign currency contracts	21	22	Net investment income
Foreign currency contracts	(2)	8	Realized gain (loss)
Total gross reclassifications	8	23
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(19)	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	7	4	Income (loss) before taxes
Income tax benefit (expense)	(1)	(1)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$6	$3	Net income (loss)

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed maturity AFS securities:
Gross gains	$5	$22	$16	$28
Gross losses	(8)	(64)	(18)	(72)
Credit loss benefit (expense) (1)	1	(2)	(1)	(22)
Realized gain (loss) on equity securities (2)	22	4	33	(14)
Credit loss benefit (expense) on mortgage loans on real estate	13	(113)	36	(183)
Credit loss benefit (expense) on reinsurance related assets	(5)	-	(4)	-
Other gain (loss) on investments	(1)	(7)	2	(8)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(5)	18	(10)	43
Total realized gain (loss) related to certain financial assets	22	(142)	54	(228)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	(4)	(6)	17	41
Indexed annuity and IUL contracts net derivatives results: (5)
Gross gain (loss)	8	(1)	40	(50)
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	(10)	15
Variable annuity net derivatives results: (6)
Gross gain (loss)	(19)	(521)	(335)	(481)
Associated amortization of DAC, VOBA, DSI and DFEL	(10)	23	52	32
Total realized gain (loss)	$(2)	$(647)	$(182)	$(671)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $26 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $36 million and $(13) million for the six months ended June 30, 2021 and 2020, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding Modco.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $1 million and $(2) million for the three months ended June 30, 2021 and 2020, respectively, and less than $1 million and $5 million for the six months ended June 30, 2021 and 2020, respectively.

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

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$122,215	$122,215	$123,044	$123,044
Trading securities	4,232	4,232	4,501	4,501
Equity securities	174	174	129	129
Mortgage loans on real estate	17,586	18,639	16,763	18,219
Derivative investments (1)	4,548	4,548	3,109	3,109
Other investments	3,940	3,940	3,974	3,974
Cash and invested cash	2,389	2,389	1,708	1,708
Other assets:
GLB direct embedded derivatives	1,767	1,767	450	450
GLB ceded embedded derivatives	53	53	82	82
Indexed annuity ceded embedded derivatives	515	515	550	550
Separate account assets	178,795	178,795	167,965	167,965

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,937)	(4,937)	(3,594)	(3,594)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,835)	(1,835)	(1,854)	(1,854)
Account values of certain investment contracts	(40,570)	(45,292)	(40,947)	(49,745)
Short-term debt	(300)	(308)	-	-
Long-term debt	(6,334)	(6,709)	(6,682)	(7,067)
Reinsurance related embedded derivatives	(328)	(328)	(392)	(392)
Other liabilities:
Derivative liabilities (1)	(637)	(637)	(906)	(906)
GLB ceded embedded derivatives	(152)	(152)	-	-

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2021, and December 31, 2020, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services.  We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs as a result of a change to a third-party pricing source during 2020, mortgage loans electing the fair value option were categorized as Level 3 as of June 30, 2021, and December 31, 2020.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Fair value	$818	$832
Aggregate contractual principal	824	839

As of June 30, 2021, and December 31, 2020, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2021, or December 31, 2020.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$95,574	$5,429	$101,003
U.S. government bonds	438	6	-	444
State and municipal bonds	-	6,919	-	6,919
Foreign government bonds	-	421	43	464
RMBS	-	3,026	1	3,027
CMBS	-	1,569	9	1,578
ABS	-	7,547	630	8,177
Hybrid and redeemable preferred securities	55	446	102	603
Trading securities	-	3,602	630	4,232
Equity securities	14	78	82	174
Mortgage loans on real estate	-	-	818	818
Derivative investments (1)	-	6,340	151	6,491
Cash and invested cash	-	2,389	-	2,389
Other assets:
GLB direct embedded derivatives	-	-	1,767	1,767
GLB ceded embedded derivatives	-	-	53	53
Indexed annuity ceded embedded derivatives	-	515	-	515
Separate account assets	596	178,191	-	178,787
Total assets	$1,103	$306,623	$9,715	$317,441

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$(4,937)	$-	$(4,937)
Reinsurance related embedded derivatives	-	(328)	-	(328)
Other liabilities:
Derivative liabilities (1)	-	(2,430)	(150)	(2,580)
GLB ceded embedded derivatives	-	-	(152)	(152)
Total liabilities	$-	$(7,695)	$(302)	$(7,997)

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

	For the Three Months Ended June 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,145	$1	$69	$215	$(1)	$5,429
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	66	-	-	14	(37)	43
RMBS	2	(1)	-	-	-	1
CMBS	1	-	-	8	-	9
ABS	688	1	4	99	(162)	630
Hybrid and redeemable preferred
securities	85	-	11	6	-	102
Trading securities	715	2	-	(64)	(23)	630
Equity securities	61	20	-	1	-	82
Mortgage loans on real estate	874	5	-	(61)	-	818
Derivative investments	2,661	(2)	-	-	(2,658)	1
Other assets: (3)
GLB direct embedded derivatives	1,831	(64)	-	-	-	1,767
GLB ceded embedded derivatives	42	11	-	-	-	53
Indexed annuity ceded embedded derivatives	527	-	-	-	(527)	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(4,170)	-	-	-	4,170	-
Other liabilities – GLB ceded embedded
derivatives (3)	(152)	-	-	-	-	(152)
Total, net	$8,381	$(27)	$84	$213	$762	$9,413

	For the Three Months Ended June 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$4,103	$-	$205	$(14)	$50	$4,344
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	87	-	(1)	-	-	86
RMBS	1	-	-	-	1	2
CMBS	1	-	-	-	-	1
ABS	196	-	5	236	(13)	424
Hybrid and redeemable preferred
securities	72	-	4	(4)	18	90
Trading securities	651	28	-	(14)	8	673
Equity securities	30	(1)	-	-	-	29
Derivative investments	2,027	(1,402)	(12)	(18)	-	595
Other assets: (3)
GLB ceded embedded derivatives	728	(157)	-	-	-	571
Indexed annuity ceded embedded derivatives	799	304	-	(439)	-	664
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(1,380)	(831)	-	(61)	-	(2,272)
Other liabilities – GLB direct embedded
derivatives (3)	(4,596)	1,510	-	-	-	(3,086)
Total, net	$2,724	$(549)	$201	$(314)	$64	$2,126

	For the Six Months Ended June 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$3	$(51)	$385	$(29)	$5,429
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(8)	14	(37)	43
RMBS	2	(1)	-	-	-	1
CMBS	-	1	-	8	-	9
ABS	570	1	(3)	282	(220)	630
Hybrid and redeemable preferred
securities	104	-	12	(14)	-	102
Trading securities	644	(1)	-	2	(15)	630
Equity securities	59	26	-	(3)	-	82
Mortgage loans on real estate	832	7	3	(24)	-	818
Derivative investments	1,542	1,249	-	(132)	(2,658)	1
Other assets: (3)
GLB direct embedded derivatives	450	1,317	-	-	-	1,767
GLB ceded embedded derivatives	82	(29)	-	-	-	53
Indexed annuity ceded embedded derivatives	550	32	-	(55)	(527)	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(626)	-	50	4,170	-
Other liabilities – GLB ceded embedded
derivatives (3)	-	(152)	-	-	-	(152)
Total, net	$6,441	$1,827	$(47)	$508	$684	$9,413

	For the Six Months Ended June 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$4,281	$-	$(180)	$151	$92	$4,344
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	-	(4)	-	-	86
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	1	258	(103)	424
Hybrid and redeemable preferred
securities	78	-	(2)	(4)	18	90
Trading securities	666	(4)	-	(20)	31	673
Equity securities	30	(1)	-	-	-	29
Derivative investments	868	(405)	267	(135)	-	595
Other assets: (3)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	511	-	-	-	571
Indexed annuity ceded embedded derivatives	927	189	-	(452)	-	664
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,585)	312	-	1	-	(2,272)
Other liabilities: (3)
GLB direct embedded derivatives	-	(3,086)	-	-	-	(3,086)
GLB ceded embedded derivatives	(9)	9	-	-	-	-
Total, net	$5,141	$(2,925)	$82	$(201)	$29	$2,126

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss). Gains (losses) from sales, maturities, settlements and calls and credit loss expense are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(3)Gains (losses) from the changes in fair value are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$410	$(13)	$(6)	$(176)	$-	$215
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	14	-	-	-	-	14
CMBS	8	-	-	-	-	8
ABS	168	-	-	(69)	-	99
Hybrid and redeemable preferred
securities	6	-	-	-	-	6
Trading securities	36	(5)	-	(95)	-	(64)
Equity securities	2	(1)	-	-	-	1
Mortgage loans on real estate	9	(66)	(4)	-	-	(61)
Total, net	$653	$(85)	$(15)	$(340)	$-	$213

	For the Three Months Ended June 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$193	$(99)	$(36)	$(43)	$(29)	$(14)
ABS	242	-	-	(6)	-	236
Hybrid and redeemable preferred
securities	-	(4)	-	-	-	(4)
Trading securities	1	-	-	(15)	-	(14)
Equity securities	1	(1)	-	-	-	-
Derivative investments	131	(94)	(55)	-	-	(18)
Other assets – indexed annuity ceded
embedded derivatives	8	-	-	(447)	-	(439)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(92)	-	-	31	-	(61)
Total, net	$484	$(198)	$(91)	$(480)	$(29)	$(314)

	For the Six Months Ended June 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$707	$(17)	$(21)	$(267)	$(17)	$385
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	14	-	-	-	-	14
CMBS	8	-	-	-	-	8
ABS	368	-	-	(86)	-	282
Hybrid and redeemable preferred
securities	6	(20)	-	-	-	(14)
Trading securities	124	(8)	-	(114)	-	2
Equity securities	6	(9)	-	-	-	(3)
Mortgage loans on real estate	81	(101)	(4)	-	-	(24)
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	(58)	-	(55)
Future contract benefits – indexed annuity			-
and IUL contracts embedded derivatives	(108)	-	-	158	-	50
Total, net	$1,383	$(279)	$(212)	$(367)	$(17)	$508

	For the Six Months Ended June 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$529	$(172)	$(34)	$(94)	$(78)	$151
ABS	279	-	-	(21)	-	258
Hybrid and redeemable preferred
securities	-	(4)	-	-	-	(4)
Trading securities	38	(25)	-	(33)	-	(20)
Equity securities	1	(1)	-	-	-	-
Derivative investments	249	(218)	(166)	-	-	(135)
Other assets – indexed annuity ceded
embedded derivatives	17	-	-	(469)	-	(452)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(81)	-	-	82	-	1
Total, net	$1,032	$(420)	$(200)	$(535)	$(78)	$(201)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Trading securities	$3	$-	$-	$-
Equity securities	23	-	30	-
Mortgage loans on real estate	4	-	8	-
GLB	143	1,662	1,713	(3,205)
Derivative investments	-	(1,361)	-	(466)
Embedded derivatives – indexed annuity
and IUL contracts	-	230	-	308
Total, net (1)	$173	$531	$1,751	$(3,363)

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed maturity AFS securities:
Corporate bonds	$65	$174	$(57)	$(194)
Foreign government bonds	-	(1)	(8)	(4)
ABS	3	6	(4)	2
Hybrid and redeemable preferred
securities	12	4	13	(2)
Mortgage loans on real estate	-	-	3	-
Total, net	$80	$183	$(53)	$(198)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2021			June 30, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$(1)	$(1)	$135	$(85)	$50
Foreign government bonds	-	(37)	(37)	-	-	-
RMBS	-	-	-	1	-	1
ABS	-	(162)	(162)	15	(28)	(13)
Hybrid and redeemable preferred
securities	-	-	-	18	-	18
Trading securities	-	(23)	(23)	10	(2)	8
Derivative investments	-	(2,658)	(2,658)	-	-	-
Other assets – indexed annuity ceded
embedded derivatives	-	(527)	(527)	-	-	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	4,170	4,170	-	-	-
Total, net	$-	$762	$762	$179	$(115)	$64

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2021			June 30, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$10	$(39)	$(29)	$254	$(162)	$92
Foreign government bonds	-	(37)	(37)	-	-	-
RMBS	-	-	-	1	(10)	(9)
ABS	-	(220)	(220)	20	(123)	(103)
Hybrid and redeemable preferred
securities	-	-	-	18	-	18
Trading securities	14	(29)	(15)	33	(2)	31
Derivative investments	-	(2,658)	(2,658)	-	-	-
Other assets – indexed annuity ceded
embedded derivatives	-	(527)	(527)	-	-	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	4,170	4,170	-	-	-
Total, net	$24	$660	$684	$326	$(297)	$29

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2021 and 2020, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2021, transfers out of Level 3 included free-standing and embedded derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. The updated valuation technique is considered industry standard and provides us with greater visibility into the valuation inputs and the overall valuation process.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2021:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,678	Discounted cash flow	Liquidity/duration adjustment (2)	0.4%	-	7.6%	1.5%
Foreign government
bonds	43	Discounted cash flow	Liquidity/duration adjustment (2)	1.0%	-	4.6%	3.5%
ABS	19	Discounted cash flow	Liquidity/duration adjustment (2)	2.5%	-	2.5%	2.5%
Hybrid and redeemable
preferred securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	1.8%	-	1.8%	1.8%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.1%	5.7%
Other assets –
GLB direct and ceded	1,820	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
embedded derivatives			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.06%	-	1.37%	0.90%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.52%

Liabilities
Other liabilities –
GLB ceded embedded
derivatives	(152)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.06%	-	1.37%	0.90%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.52%

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Operating revenues:
Annuities	$1,249	$1,037	$2,453	$2,166
Retirement Plan Services	333	282	660	579
Life Insurance	2,029	1,639	3,968	3,460
Group Protection	1,247	1,199	2,500	2,424
Other Operations	45	52	84	90
Excluded realized gain (loss), pre-tax	(53)	(694)	(281)	(770)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	1	2	2	(7)
Total revenues	$4,851	$3,517	$9,386	$7,942

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$323	$237	$613	$498
Retirement Plan Services	62	30	118	69
Life Insurance	255	(37)	362	134
Group Protection	46	39	20	79
Other Operations	(78)	(82)	(154)	(128)
Excluded realized gain (loss), after-tax	(43)	(548)	(223)	(609)
Gain (loss) on early extinguishment of debt, after-tax	-	(12)	-	(12)
Benefit ratio unlocking, after-tax	77	282	131	(67)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	-	(3)	-	(6)
Net income (loss)	$642	$(94)	$867	$(42)

16. Subsequent Event

On July 7, 2021, we commenced offers to exchange our 7.00% capital securities due 2066 and 6.05% capital securities due 2067 for newly issued subordinated notes with the same respective maturities, and we are also soliciting consents to amend the indentures governing the capital securities to eliminate various terms and conditions and other provisions. The exchange offers and consent solicitations are being made pursuant to the terms and conditions set forth in the our preliminary prospectus included in our registration statement on Form S-4 relating to the issuance of the subordinated notes, which was filed with the SEC on July 7, 2021, but has not yet been declared effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2021, compared with December 31, 2020, and the results of operations for the three and six months ended June 30, 2021, compared with the corresponding periods in 2020 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect our business, results of operations and financial condition. The COVID-19 pandemic led to an extreme downturn in and volatility of the capital markets in the early part of 2020, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity. Although vaccinations are under way, increasing hospitalizations have begun to emerge in populations with lower vaccination rates due to COVID-19 variants. While states have eased restrictions and the capital markets have recovered, it is unclear when the economy will operate under normal conditions. Because the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition.

We continue to monitor vaccination rates and U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic in our Life Insurance and Group Protection segments. We expect more unfavorable impacts in our Group Protection segment given the generally lower vaccination rates for this segment’s insured population and therefore the risk of higher mortality trends or hospitalizations that could lead to morbidity headwinds.

Because the profitability of some of our business depends in part on interest rates, changes in interest rates may impact both our margins and our return on invested capital. In response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020 and has announced its intention to keep interest rates near zero in the near term. We expect the continuation of the low interest rate environment to continue to adversely affect the interest margins of our businesses. We continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this low interest rate environment. For risks related to sustained low interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters – Sustained Low Interest Rate Environment” in our 2020 Form 10-K.

The economic environment has continued to improve from the early part of 2020 and economic restrictions have eased, but there could be ongoing weakness if there is a resurgence of COVID-19 cases that could cause renewed restrictions on economic activity. This could impact select corporate industries and parts of the commercial mortgage loan market, which could lead to increased credit defaults and/or negative ratings migrations within our broader investment portfolio. We continue to closely monitor developments relating to the COVID-19 pandemic.

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

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2020 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2020 Form 10-K.

If we had unlocked our RTM assumption as of June 30, 2021, we would have recorded favorable unlocking of approximately $440 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2021:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$507	$105,742	$242	$106,491
Priced by independent broker quotations	-	2,713	3,737	6,450
Priced by matrices	-	14,643	-	14,643
Priced by other methods (1)	-	-	3,766	3,766
Total	$507	$123,098	$7,745	$131,350

Percent of total	0%	94%	6%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2020 Form 10-K and Note 14 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, 57% and 62% of our variable annuity account values contained guaranteed living benefit (“GLB”) features as of June 30, 2021 and 2020, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of June 30, 2021 and 2020, 6% and 25%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2021 and 2020, was $411 million and $1.4 billion, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2020 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$323	$237	$613	$498
Retirement Plan Services	62	30	118	69
Life Insurance	255	(37)	362	134
Group Protection	46	39	20	79
Other Operations	(78)	(82)	(154)	(128)
Excluded realized gain (loss), after-tax	(43)	(548)	(223)	(609)
Gain (loss) on early extinguishment of debt, after-tax	-	(12)	-	(12)
Benefit ratio unlocking, after-tax	77	282	131	(67)
Acquisition and integration costs related to mergers
and acquisitions, after-tax	-	(3)	-	(6)
Net income (loss)	$642	$(94)	$867	$(42)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Deposits
Annuities	$3,209	$2,515	$6,023	$6,211
Retirement Plan Services	2,789	2,307	5,428	5,086
Life Insurance	1,278	1,428	2,498	2,878
Total deposits	$7,276	$6,250	$13,949	$14,175

Net Flows
Annuities	$(297)	$58	$(1,073)	$585
Retirement Plan Services	517	(1,207)	864	(536)
Life Insurance	879	1,023	1,673	1,986
Total net flows	$1,099	$(126)	$1,464	$2,035

	As of June 30,
	2021	2020
Account Values
Annuities	$168,307	$139,061
Retirement Plan Services	95,908	76,558
Life Insurance	59,702	53,909
Total account values	$323,917	$269,528

Comparison of the Three and Six Months Ended June 30, 2021 to 2020

Net income increased due primarily to the following:

•More favorable variable annuity net derivative results and credit loss benefit in 2021.

•Investment income on alternative investments in 2021 as compared to losses in 2020, and higher prepayment and bond make-whole premiums.

•Growth in average account values, business in force and group earned premiums.

The increase in net income was partially offset by the following:

•Higher expenses associated with amortization, incentive compensation, trail commissions and strategic digitization investments, partially offset by continued focus on expense management.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

Additionally, when comparing the three months ended June 30, 2021 to 2020, the increase in net income was also due to lower benefits in our Life Insurance and Group Protection segments driven by improvement in COVID-19-related mortality. When comparing the six months ended June 30, 2021 to 2020, the increase in net income was also partially offset by higher benefits in our Life Insurance and Group Protection segments driven by the COVID-19 pandemic. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$27	$22	$59	$75
Fee income	679	567	1,332	1,160
Net investment income	352	270	680	595
Operating realized gain (loss) (2)	53	49	103	104
Amortization of deferred gain on
business sold through reinsurance	6	8	12	16
Other revenues (3)	132	121	267	216
Total operating revenues	1,249	1,037	2,453	2,166
Operating Expenses
Interest credited	199	192	398	384
Benefits (1)	135	127	275	297
Commissions and other expenses	535	446	1,050	911
Total operating expenses	869	765	1,723	1,592
Income (loss) from operations before taxes	380	272	730	574
Federal income tax expense (benefit)	57	35	117	76
Income (loss) from operations	$323	$237	$613	$498

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

Comparison of the Three and Six Months Ended June 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average daily variable account values.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio, higher average gross fixed account values and prepayment and bond make-whole premiums.

The increase in income from operations was partially offset by higher commissions and other expenses due to trail commissions resulting from higher average account values, amortization expense as a result of higher actual gross profits and incentive compensation as a result of production performance, partially offset by expense management.

Additional Information

Strategic actions to re-price certain products in 2020 to respond to the low interest rate environment continued to contribute to lower deposits and negative net flows during the first half of 2021. We expect the trend of negative net flows to persist in the third quarter of 2021. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 8% for the three and six months ended June 30, 2021, and 7% for the corresponding periods in 2020.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fee Income
Mortality, expense and other assessments	$675	$563	$1,324	$1,151
Surrender charges	3	4	4	11
DFEL:
Deferrals	(7)	(8)	(14)	(17)
Amortization, net of interest	8	8	18	15
Total fee income	$679	$567	$1,332	$1,160

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Variable Account Value Information
Variable annuity deposits (1)	$1,290	$946	$2,387	$2,352
Increases (decreases) in variable annuity account values:
Net flows (1)	(1,569)	(938)	(3,359)	(2,084)
Change in market value (1)	7,163	12,705	11,325	(2,693)
Contract holder assessments (1)	(706)	(611)	(1,389)	(1,242)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	111	232	269	495
Variable annuity account values (1)	135,051	113,526	135,051	113,526
Average daily variable annuity account values (1)	133,736	109,427	131,894	111,932
Average daily S&P 500® Index (2)	4,182	2,926	4,022	2,997

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$286	$251	$562	$541
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	18	6	25	7
Surplus investments (2)	48	13	93	47
Total net investment income	$352	$270	$680	$595

Interest Credited
Amount provided to contract holders	$194	$187	$389	$375
DSI deferrals	(1)	(1)	(2)	(3)
Interest credited before DSI amortization	193	186	387	372
DSI amortization	6	6	11	12
Total interest credited	$199	$192	$398	$384

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

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed Account Value Information
Fixed annuity deposits (1)	$1,919	$1,569	$3,636	$3,859
Increases (decreases) in fixed annuity account values:
Net flows (1)	1,272	996	2,286	2,669
Contract holder assessments (1)	(21)	(16)	(46)	(29)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(111)	(232)	(269)	(495)
Reinvested interest credited (1)	916	946	1,670	23
Fixed annuity account values (1)(2)	33,256	25,535	33,256	25,535
Average fixed account values (1)(2)	32,298	24,770	31,197	24,182

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commissions and Other Expenses
Commissions:
Deferrable	$129	$107	$241	$280
Non-deferrable	168	139	332	278
General and administrative expenses	110	99	216	210
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	-	1	1	1
Taxes, licenses and fees	11	7	22	18
Total expenses incurred, excluding broker-dealer	418	353	812	787
DAC deferrals	(144)	(122)	(271)	(313)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	274	231	541	474
DAC and VOBA amortization, net of interest	118	101	229	196
Broker-dealer expenses incurred	143	114	280	241
Total commissions and other expenses	$535	$446	$1,050	$911

DAC Deferrals
As a percentage of sales/deposits	4.5%	4.9%	4.5%	5.0%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Fee income	$74	$58	$146	$119
Net investment income	250	218	498	447
Other revenues (1)	9	6	16	13
Total operating revenues	333	282	660	579
Operating Expenses
Interest credited	155	153	309	303
Benefits	1	1	1	1
Commissions and other expenses	103	95	206	197
Total operating expenses	259	249	516	501
Income (loss) from operations before taxes	74	33	144	78
Federal income tax expense (benefit)	12	3	26	9
Income (loss) from operations	$62	$30	$118	$69

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2021 to 2020

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

The increase in income from operations was partially offset by higher commissions and other expenses driven by incentive compensation as a result of production performance and trail commissions resulting from higher average account values, partially offset by expense management.

Additional Information

For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% for the three and six months ended June 30, 2021, compared to 19% and 15%, respectively, for the corresponding periods in 2020.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 18% and 21% as of June 30, 2021 and 2020, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fee Income
Annuity expense assessments	$55	$42	$108	$87
Mutual fund fees	19	16	38	32
Total fee income	$74	$58	$146	$119

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Flows By Market
Small market	$106	$30	$79	$171
Mid – large market	755	(1,084)	1,435	(294)
Multi-Fund® and other	(344)	(153)	(650)	(413)
Total net flows	$517	$(1,207)	$864	$(536)

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Variable Account Value Information
Variable annuity deposits (1)	$561	$349	$1,134	$874
Increases (decreases) in variable annuity account values:
Net flows (1)	(114)	(52)	(241)	(103)
Change in market value (1)	1,223	2,388	2,057	(586)
Contract holder assessments (1)	(46)	(35)	(91)	(75)
Variable annuity account values (1)	20,424	15,952	20,424	15,952
Average daily variable annuity account values (1)	20,114	15,133	19,658	15,601
Average daily S&P 500® Index	4,182	2,926	4,022	2,997

(1)Excludes the fixed portion of variable.

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Mutual Fund Account Value Information
Mutual fund deposits	$1,804	$1,141	$3,381	$2,786
Mutual fund net flows	797	(1,220)	1,365	(542)
Mutual fund account values (1)	52,489	38,934	52,489	38,934

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, and fixed account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$207	$207	$417	$415
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	13	3	22	6
Surplus investments (2)	30	8	59	26
Total net investment income	$250	$218	$498	$447

Interest Credited	$155	$153	$309	$303

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

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed Account Value Information
Fixed annuity deposits (1)	$424	$817	$913	$1,426
Increases (decreases) in fixed annuity account values:
Net flows (1)	(166)	65	(260)	109
Reinvested interest credited (1)	153	151	306	300
Contract holder assessments (1)	(3)	(3)	(7)	(6)
Fixed annuity account values (1)	22,995	21,672	22,995	21,672
Average fixed account values (1)	22,985	21,400	22,999	21,071

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

Benefits

Benefits for this segment include changes in annuity benefit reserves.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$3	$3
Non-deferrable	19	17	39	34
General and administrative expenses	75	73	149	150
Taxes, licenses and fees	4	4	9	9
Total expenses incurred	99	95	200	196
DAC deferrals	(4)	(6)	(10)	(12)
Total expenses recognized before amortization	95	89	190	184
DAC and VOBA amortization, net of interest	8	6	16	13
Total commissions and other expenses	$103	$95	$206	$197

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.5%	0.5%	0.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$258	$230	$511	$454
Fee income	915	830	1,783	1,723
Net investment income	852	577	1,661	1,274
Operating realized gain (loss) (2)	(2)	(2)	(4)	(5)
Amortization of deferred gain on
business sold through reinsurance	3	3	5	6
Other revenues	3	1	12	8
Total operating revenues	2,029	1,639	3,968	3,460
Operating Expenses
Interest credited	372	375	742	746
Benefits	999	1,084	2,172	2,037
Commissions and other expenses	341	232	607	520
Total operating expenses	1,712	1,691	3,521	3,303
Income (loss) from operations before taxes	317	(52)	447	157
Federal income tax expense (benefit)	62	(15)	85	23
Income (loss) from operations	$255	$(37)	$362	$134

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three and Six Months Ended June 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments.

•Higher fee income driven by higher DFEL amortization as a result of higher actual gross profits and growth in business in force.

The increase in income from operations was partially offset by higher commissions and other expenses due to amortization expense as a result of higher actual gross profits and incentive compensation as a result of production performance, partially offset by expense management.

In addition, we had lower quarterly benefits driven by improvement in COVID-19-related mortality in part due to vaccine administration, while we experienced higher benefits on a year-to-date basis due to unfavorable mortality as a result of impacts of the COVID-19 pandemic and growth in business in force.

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

Additional Information

Strategic repricing actions to respond to the low interest rate environment continued to contribute to lower sales for the first half of 2021, as compared to the corresponding period of 2020. For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fee Income
Cost of insurance assessments	$608	$594	$1,215	$1,184
Expense assessments	361	370	715	742
Surrender charges	9	7	18	16
DFEL:
Deferrals	(233)	(244)	(457)	(475)
Amortization, net of interest	170	103	292	256
Total fee income	$915	$830	$1,783	$1,723

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales by Product
UL	$2	$5	$4	$14
MoneyGuard®	23	36	39	70
IUL	18	23	34	44
VUL	27	55	49	98
Term	35	36	64	72
Total individual life sales	105	155	190	298
Executive Benefits	21	4	50	30
Total sales	$126	$159	$240	$328

Net Flows
Deposits	$1,278	$1,428	$2,498	$2,878
Withdrawals and deaths	(399)	(405)	(825)	(892)
Net flows	$879	$1,023	$1,673	$1,986

Contract Holder Assessments	$1,277	$1,284	$2,548	$2,563

	As of June 30,
	2021	2020
Account Values
General account	$37,385	$37,388
Separate account	22,317	16,521
Total account values	$59,702	$53,909

In-Force Face Amount
UL and other	$357,670	$357,690
Term insurance	567,525	505,251
Total in-force face amount	$925,195	$862,941

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average General Account Values	$37,794	$37,756	$37,819	$37,779

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$643	$633	$1,287	$1,258
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	9	8	15	12
Alternative investments (2)	167	(95)	293	(62)
Surplus investments (3)	33	31	66	66
Total net investment income	$852	$577	$1,661	$1,274

Interest Credited	$372	$375	$742	$746

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Benefits
Death claims direct and assumed	$1,234	$1,511	$2,842	$2,861
Death claims ceded	(460)	(582)	(1,068)	(1,095)
Reserves released on death	(169)	(187)	(373)	(405)
Net death benefits	605	742	1,401	1,361
Change in secondary guarantee life insurance product
reserves	177	150	348	305
Change in MoneyGuard® reserves	136	119	268	232
Other benefits (1)	81	73	155	139
Total benefits	$999	$1,084	$2,172	$2,037

Death claims per $1,000 of in-force	2.64	3.48	3.08	3.22

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commissions and Other Expenses
Commissions	$130	$173	$250	$364
General and administrative expenses	143	132	276	273
Expenses associated with reserve financing	25	24	49	49
Taxes, licenses and fees	40	39	78	83
Total expenses incurred	338	368	653	769
DAC and VOBA deferrals	(154)	(202)	(293)	(418)
Total expenses recognized before amortization	184	166	360	351
DAC and VOBA amortization, net of interest	156	65	245	167
Other intangible amortization	1	1	2	2
Total commissions and other expenses	$341	$232	$607	$520

DAC and VOBA Deferrals
As a percentage of sales	122.2%	127.0%	122.1%	127.4%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2021, to the corresponding periods in 2020, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums	$1,107	$1,086	$2,226	$2,179
Net investment income	95	69	185	151
Other revenues (1)	45	44	89	94
Total operating revenues	1,247	1,199	2,500	2,424
Operating Expenses
Interest credited	1	1	3	3
Benefits	877	843	1,847	1,706
Commissions and other expenses	310	306	624	615
Total operating expenses	1,188	1,150	2,474	2,324
Income (loss) from operations before taxes	59	49	26	100
Federal income tax expense (benefit)	13	10	6	21
Income (loss) from operations	$46	$39	$20	$79

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (Loss) from Operations by Product Line
Life	$1	$(13)	$(69)	$(19)
Disability	46	37	94	87
Dental	(1)	15	(5)	11
Income (loss) from operations	$46	$39	$20	$79

Comparison of the Three Months Ended June 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio.

•Higher insurance premiums due to favorable persistency and growth in the business.

The increase in income from operations was partially offset by the following:

•Higher benefits driven by lower utilization in our dental business in 2020, partially offset by favorable experience in our life business. See “Additional Information” below for further discussion on the impacts to benefits.

•Higher commissions and other expenses due to incentive compensation as a result of production performance.

Comparison of the Six Months Ended June 30, 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by unfavorable experience in our life business and lower utilization in our dental business in 2020. See “Additional Information” below for further discussion on the impacts to benefits.

•Higher commissions and other expenses due to incentive compensation as a result of production performance.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to favorable persistency and growth in the business.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio.

Additional Information

The total loss ratio for the three months ended June 30, 2021, increased due primarily to lower utilization in our dental business in 2020 due to COVID-19 pandemic office closures, partially offset by improvement in COVID-19-related mortality in our life business in part due to vaccine administration. For the six months ended June 30, 2021, the total loss ratio increased due primarily to unfavorable mortality in our life business primarily as a result of the impacts of the COVID-19 pandemic and lower utilization in our dental business in 2020 as discussed above. For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Insurance Premiums by Product Line
Life	$415	$411	$825	$822
Disability	635	608	1,285	1,221
Dental	57	67	116	136
Total insurance premiums	$1,107	$1,086	$2,226	$2,179

Sales by Product Line
Life	$37	$47	$78	$98
Disability	37	47	65	89
Dental	5	11	10	20
Total sales	$79	$105	$153	$207

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Benefits and Interest Credited by Product Line
Life	$330	$338	$745	$666
Disability	501	479	1,013	964
Dental	47	27	92	79
Total benefits and interest credited	$878	$844	$1,850	$1,709

Loss Ratios by Product Line
Life	79.6%	82.6%	90.2%	81.0%
Disability	79.0%	78.7%	78.9%	78.5%
Dental	81.6%	40.2%	79.2%	57.7%
Total	79.3%	77.8%	83.1%	78.1%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commissions and Other Expenses
Commissions	$87	$97	$178	$183
General and administrative expenses	181	168	356	335
Taxes, licenses and fees	29	30	61	62
Total expenses incurred	297	295	595	580
DAC deferrals	(21)	(23)	(42)	(42)
Total expenses recognized before amortization	276	272	553	538
DAC and VOBA amortization, net of interest (1)	26	26	55	60
Other intangible amortization	8	8	16	17
Total commissions and other expenses	$310	$306	$624	$615

DAC Deferrals
As a percentage of insurance premiums	1.9%	2.1%	1.9%	1.9%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$6	$5	$8	$7
Net investment income	35	38	70	80
Other revenues	4	9	6	3
Total operating revenues	45	52	84	90
Operating Expenses
Interest credited	10	11	22	23
Benefits	25	30	40	46
Other expenses	25	36	53	15
Interest and debt expense	65	68	131	137
Strategic digitization expense	21	14	35	26
Total operating expenses	146	159	281	247
Income (loss) from operations before taxes	(101)	(107)	(197)	(157)
Federal income tax expense (benefit)	(23)	(25)	(43)	(29)
Income (loss) from operations	$(78)	$(82)	$(154)	$(128)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended June 30, 2021 to 2020

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses attributable to the effect of changes in our stock price on our deferred compensation plans, as our stock price increased slightly during the second quarter of 2021, compared to a significant increase during the second quarter of 2020.

•Lower benefits attributable to favorable experience in our institutional pension and run-off disability income businesses.

•Lower interest and debt expense driven by a decline in average interest rates.

The decrease in loss from operations was partially offset by the following:

•Higher strategic digitization expense as part of our strategic digitization initiative.

•Lower other revenues due to the effect of market fluctuations on certain assets held as part of compensation arrangements, which increased during the second quarter of 2021, compared to a more significant increase during the second quarter of 2020.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

Comparison of the Six Months Ended June 30, 2021 to 2020

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses attributable to the effect of changes in our stock price on our deferred compensation plans, as our stock price increased significantly during the six months ended June 30, 2021, compared to a significant decrease during the six months ended June 30, 2020.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

•Higher strategic digitization expense as part of our strategic digitization initiative.

The increase in loss from operations was partially offset by the following:

•Favorable income tax benefits driven by favorable market impacts on tax preferred investment income and lower excess tax benefits associated with stock-based compensation.

•Lower benefits attributable to favorable experience in our institutional pension and run-off disability income businesses.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative expenses:
Branding	$13	$13	$21	$19
Other (1)	12	29	34	8
Total general and administrative expenses	25	42	55	27
Taxes, licenses and fees (2)	1	(3)	(1)	(6)
Other (3)	(1)	(3)	(1)	(6)
Total other expenses	$25	$36	$53	$15

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$51	$47	$99	$99
Total excluded realized gain (loss)	(53)	(694)	(281)	(770)
Total realized gain (loss), pre-tax	$(2)	$(647)	$(182)	$(671)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$16	$(114)	$41	$(181)
Realized gain (loss) on the mark-to-market on
certain instruments (2)	(2)	(1)	18	36
Variable annuity net derivatives results:
Hedge program performance, including unlocking
for GLB reserves hedged and benefit ratio unlocking	13	(71)	(29)	(568)
GLB NPR component	(1)	(79)	(145)	69
Total variable annuity net derivatives results	12	(150)	(174)	(499)
Indexed annuity forward-starting option	8	(1)	23	(32)
Excluded realized gain (loss) including benefit
ratio unlocking, after-tax	34	(266)	(92)	(676)
Less: benefit ratio unlocking, after tax	77	282	131	(67)
Total excluded realized gain (loss), after-tax	$(43)	$(548)	$(223)	$(609)

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

Comparison of the Three Months Ended June 30, 2021 to 2020

We had realized gains due primarily to the following:

•Variable annuity net derivatives results driven by favorable hedge program performance due to less volatile capital markets and a less unfavorable GLB non-performance risk (“NPR”) component due to credit spreads narrowing and our associated reserves decreasing less in 2021 than in 2020.

•Credit loss benefit in 2021 as compared to credit loss expense in 2020 related to certain financial assets.

Comparison of the Six Months Ended June 30, 2021 to 2020

We had lower realized losses due primarily to the following:

•Variable annuity net derivatives results driven by less unfavorable hedge program performance due to less volatile capital markets, partially offset by an unfavorable GLB NPR component due to credit spreads narrowing.

•Credit loss benefit in 2021 as compared to credit loss expense in 2020 related to certain financial assets.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Variable annuity hedge program assets (liabilities)	$881	$640	$2,284	$4,040	$4,903

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,569	$1,619	$198	$(1,543)	$(2,498)
NPR	98	101	333	717	(19)
Embedded derivative reserves	1,667	1,719	531	(826)	(2,517)
Insurance benefit reserves	(1,135)	(1,164)	(1,150)	(1,314)	(1,239)
Total variable annuity reserves – asset (liability)	$532	$555	$(619)	$(2,140)	$(3,756)

10-year credit default swap ("CDS") spread	1.15%	1.28%	1.25%	1.34%	1.14%
NPR factor related to 10-year CDS spread	0.70%	0.78%	0.70%	0.80%	0.13%

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Investments
Fixed maturity AFS securities	$122,215	$123,044	78.8%	79.9%
Trading securities	4,232	4,501	2.7%	2.9%
Equity securities	174	129	0.1%	0.1%
Mortgage loans on real estate	17,586	16,763	11.3%	10.9%
Real estate	10	10	0.0%	0.0%
Policy loans	2,410	2,426	1.6%	1.6%
Derivative investments	4,548	3,109	2.9%	2.0%
Alternative investments	2,314	1,944	1.5%	1.3%
Other investments	1,626	2,030	1.1%	1.3%
Total investments	$155,115	$153,956	100.0%	100.0%

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

	As of June 30, 2021
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,422	$2,325	$67	$18,680	15.3%
Basic industry	4,639	829	3	5,465	4.5%
Capital goods	7,397	1,150	25	8,522	7.0%
Communications	4,285	841	3	5,123	4.2%
Consumer cyclical	5,633	678	14	6,297	5.1%
Consumer non-cyclical	17,009	2,804	68	19,745	16.1%
Energy	5,445	853	15	6,283	5.1%
Technology	5,090	643	26	5,707	4.7%
Transportation	3,445	467	9	3,903	3.2%
Industrial other	2,110	204	10	2,304	1.9%
Utilities	14,139	2,577	21	16,695	13.7%
Government related entities	1,951	339	11	2,279	1.9%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,838	190	1	2,027	1.7%
Non-agency backed	387	55	-	442	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	525	33	-	558	0.4%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,479	85	7	1,557	1.3%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	6,391	24	20	6,395	5.2%
Credit card	82	26	1	107	0.1%
Equipment receivables	21	-	-	21	0.0%
Home equity	266	56	1	321	0.3%
Manufactured housing	7	-	-	7	0.0%
Student loans	11	-	-	11	0.0%
Other	1,261	54	-	1,315	1.1%
Municipals:
Taxable	5,406	1,383	7	6,782	5.5%
Tax-exempt	107	30	-	137	0.1%
Government:
United States	383	63	2	444	0.3%
Foreign	400	67	3	464	0.4%
Hybrid and redeemable preferred securities	510	107	14	603	0.5%
Total fixed maturity AFS securities	106,659	15,884	328	122,215	100.0%
Trading Securities (2)	3,851	416	35	4,232
Equity Securities	151	42	19	174
Total fixed maturity AFS, trading and equity securities	$110,661	$16,342	$382	$126,621

	As of December 31, 2020
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$15,889	$2,836	$32	$18,693	15.2%
Basic industry	4,719	992	3	5,708	4.6%
Capital goods	7,323	1,402	13	8,712	7.1%
Communications	4,331	1,036	4	5,363	4.4%
Consumer cyclical	5,707	926	12	6,621	5.4%
Consumer non-cyclical	16,600	3,412	17	19,995	16.3%
Energy	5,605	877	24	6,458	5.2%
Technology	4,590	742	7	5,325	4.3%
Transportation	3,450	619	12	4,057	3.3%
Industrial other	2,082	224	6	2,300	1.9%
Utilities	14,096	3,198	6	17,288	14.1%
Government related entities	1,885	398	14	2,269	1.8%
CMOs:
Agency backed	1,874	216	1	2,089	1.7%
Non-agency backed	433	53	-	486	0.4%
MPTS:
Agency backed	457	44	-	501	0.4%
CMBS:
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,370	114	-	1,484	1.2%
ABS:
CLOs	5,571	23	11	5,583	4.5%
Credit card	78	31	1	108	0.1%
Equipment receivables	15	-	-	15	0.0%
Home equity	303	52	1	354	0.3%
Manufactured housing	7	1	-	8	0.0%
Student loans	17	1	-	18	0.0%
Other	1,050	50	2	1,098	0.9%
Municipals:
Taxable	5,249	1,532	-	6,781	5.5%
Tax-exempt	111	29	-	140	0.1%
Government:
United States	397	88	1	484	0.4%
Foreign	384	87	1	470	0.4%
Hybrid and redeemable preferred securities	548	97	30	615	0.5%
Total fixed maturity AFS securities	104,161	19,081	198	123,044	100.0%
Trading Securities (2)	4,072	477	48	4,501
Equity Securities	132	21	24	129
Total fixed maturity AFS, trading and equity securities	$108,365	$19,579	$270	$127,674

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of June 30, 2021			As of December 31, 2020
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$58,609	$67,563	55.3%	$57,934	$69,226	56.3%
2	BBB	44,031	50,400	41.2%	41,970	49,390	40.1%
Total investment grade securities		102,640	117,963	96.5%	99,904	118,616	96.4%

Below Investment Grade Securities
3	BB	2,654	2,896	2.5%	2,959	3,157	2.6%
4	B	1,259	1,259	1.0%	1,249	1,218	1.0%
5	CCC and lower	53	55	0.0%	46	48	0.0%
6	In or near default	53	42	0.0%	3	5	0.0%
Total below investment grade securities		4,019	4,252	3.5%	4,257	4,428	3.6%
Total fixed maturity AFS securities		$106,659	$122,215	100.0%	$104,161	$123,044	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.8%	3.5%		4.1%	3.6%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of June 30, 2021.

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

As of June 30, 2021, and December 31, 2020, 92% and 78%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of June 30, 2021, increased by $130 million since December 31, 2020. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of June 30, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $1 million and $(1) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and six months ended June 30, 2021, respectively. In order to determine the amount of credit loss, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 4 and 13 herein and Note 1 to the consolidated financial statements in our 2020 Form 10-K.

As reported on our Consolidated Balance Sheets, we had $157.5 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $133.0 billion as of June 30, 2021. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $110.5 billion as of June 30, 2021, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

As of June 30, 2021, and December 31, 2020, the estimated fair value for all private placement securities was $19.7 billion and $19.1 billion, respectively, representing 13% and 12% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2020 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $288 million and represented less than 1% of our total investment portfolio as of June 30, 2021. Fixed maturity AFS securities represented $276 million, or 96%, and trading securities represented $12 million, or 4%, of the subprime exposure as of June 30, 2021. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2021:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$2,363	$2,585	$128	$143	$96	$111	$163	$188	$2,750	$3,027
ABS home equity	1	1	24	25	30	44	211	251	266	321
Total by type (2)(3)	$2,364	$2,586	$152	$168	$126	$155	$374	$439	$3,016	$3,348

Rating
AAA	$1,928	$2,113	$14	$14	$-	$-	$1	$1	$1,943	$2,128
AA	428	465	17	18	6	6	3	3	454	492
A	8	8	9	8	5	5	26	27	48	48
BBB	-	-	3	4	11	11	9	9	23	24
BB and below	-	-	109	124	104	133	335	399	548	656
Total by rating (2)(3)(4)	$2,364	$2,586	$152	$168	$126	$155	$374	$439	$3,016	$3,348

Origination Year
2011 and prior	$500	$565	$124	$138	$125	$155	$374	$439	$1,123	$1,297
2012	24	24	-	-	-	-	-	-	24	24
2013	152	167	-	-	-	-	-	-	152	167
2014	72	82	1	1	-	-	-	-	73	83
2015	176	193	15	17	-	-	-	-	191	210
2016	567	607	-	-	1	-	-	-	568	607
2017	289	317	-	-	-	-	-	-	289	317
2018	235	267	-	-	-	-	-	-	235	267
2019	175	189	1	1	-	-	-	-	176	190
2020	79	80	2	2	-	-	-	-	81	82
2021	95	95	9	9	-	-	-	-	104	104
Total by origination
year (2)(3)	$2,364	$2,586	$152	$168	$126	$155	$374	$439	$3,016	$3,348

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.8%	2.7%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.6%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $140 million and $163 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $110 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $110 million in trading securities consisted of $98 million prime and $12 million subprime.

(3)Does not include the fair value of trading securities totaling $113 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $113 million in trading securities consisted of $100 million prime and $13 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2021:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,444	$1,520	$55	$58	$1,499	$1,578

Rating
AAA	$1,276	$1,349	$11	$11	$1,287	$1,360
AA	168	171	39	41	207	212
A	-	-	5	6	5	6
Total by rating (1)(2)(3)	$1,444	$1,520	$55	$58	$1,499	$1,578

Origination Year
2011 and prior	$12	$14	$11	$14	$23	$28
2012	24	24	-	-	24	24
2013	135	137	-	-	135	137
2014	13	14	-	-	13	14
2015	25	27	-	-	25	27
2016	112	117	4	4	116	121
2017	322	351	-	-	322	351
2018	169	189	-	-	169	189
2019	299	318	-	-	299	318
2020	247	242	5	5	252	247
2021	86	87	35	35	121	122
Total by origination year (1)(2)	$1,444	$1,520	$55	$58	$1,499	$1,578

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.4%	1.3%

(1)Does not include the amortized cost of trading securities totaling $138 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $138 million in trading securities consisted of $56 million of multiple property CMBS and $82 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $137 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $137 million in trading securities consisted of $56 million of multiple property CMBS and $81 million of single property CMBS.

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

As of June 30, 2021, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $355 million and $411 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of June 30, 2021, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Healthcare	$1,168	9.7%	$38	11.7%	$1,130	9.7%
Technology	645	5.4%	26	8.0%	619	5.3%
Finance companies	114	1.0%	22	6.7%	92	0.7%
ABS	3,012	25.0%	21	6.4%	2,991	25.6%
Food and beverage	559	4.6%	18	5.5%	541	4.6%
Banking	770	6.4%	16	4.9%	754	6.4%
Brokerage asset management	329	2.7%	15	4.6%	314	2.7%
Electric	286	2.4%	13	4.0%	273	2.3%
Aerospace and defense	347	3.0%	12	3.7%	335	2.9%
Industrial – other	304	2.5%	11	3.4%	293	2.5%
Property and casualty	209	1.7%	10	3.0%	199	1.7%
Government owned, no guarantee	93	0.8%	10	3.0%	83	0.7%
Pharmaceuticals	324	2.7%	9	2.7%	315	2.7%
Integrated	135	1.1%	9	2.7%	126	1.1%
Local authorities	402	3.3%	8	2.4%	394	3.4%
Retail	198	1.6%	8	2.4%	190	1.6%
Transportation services	195	1.6%	8	2.4%	187	1.6%
Non agency CMBS	318	2.7%	7	2.1%	311	2.7%
Life	218	1.8%	6	1.8%	212	1.8%
Manufacturing	269	2.2%	6	1.8%	263	2.2%
Industries with unrealized losses
less than $5 million	2,137	17.8%	55	16.8%	2,082	17.8%
Total by industry	$12,032	100.0%	$328	100.0%	$11,704	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	11.3%		100.0%		9.6%

As of June 30, 2021, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $8 million.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2021
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,994	$721	$17,715	99.8%
Delinquent (1)	-	16	16	0.1%
Foreclosure (2)	-	25	25	0.1%
Total mortgage loans on real estate before allowance	16,994	762	17,756	100.0%
Allowance for credit losses	(156)	(14)	(170)
Total mortgage loans on real estate	$16,838	$748	$17,586

	As of December 31, 2020
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,230	$666	$16,896	99.6%
Delinquent (1)	-	42	42	0.2%
Foreclosure (2)	-	29	29	0.2%
Total mortgage loans on real estate before allowance	16,230	737	16,967	100.0%
Allowance for credit losses	(187)	(17)	(204)
Total mortgage loans on real estate	$16,043	$720	$16,763

(1)As of June 30, 2021, 2 commercial loans and 36 residential loans were delinquent. As of December 31, 2020, 2 commercial loans and 72 residential loans were delinquent.

(2)As of June 30, 2021, no commercial mortgage loans and 50 residential loans were in foreclosure. As of December 31, 2020, no commercial mortgage loans and 75 residential mortgage loans were in foreclosure.

As of June 30, 2021, there were 8 specifically identified impaired commercial mortgage loans on real estate with a carrying value $3 million and 71 specifically identified impaired residential mortgage loans on real estate also with an aggregate carrying value of $33 million. As of December 31, 2020, there were 4 specifically identified impaired commercial mortgage loan on real estate with a carrying value of less than $1 million and 76 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $34 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent as of June 30, 2021, and December 31, 2020, was less than $1 million. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of June 30, 2021, and December 31, 2020, was $16 million and $41 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Segment
Annuities	$6,478	$5,934
Retirement Plan Services	4,301	4,152
Life Insurance	4,010	3,979
Group Protection	1,409	1,374
Other Operations	1,388	1,324
Total mortgage loans on real estate	$17,586	$16,763

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of June 30, 2021			As of June 30, 2021
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,695	33.8%	CA	$4,291	25.4%
Office building	3,836	22.8%	TX	1,610	9.6%
Industrial	3,595	21.3%	NY	1,083	6.4%
Retail	2,557	15.2%	GA	789	4.7%
Other commercial	692	4.1%	FL	781	4.7%
Hotel/motel	247	1.5%	WA	694	4.1%
Mixed use	216	1.3%	PA	681	4.1%
Total	$16,838	100.0%	MD	679	4.0%
Geographic Region			TN	555	3.3%
Pacific	5,306	31.5%	OH	541	3.2%
South Atlantic	3,609	21.5%	VA	523	3.1%
Middle Atlantic	2,040	12.1%	AZ	440	2.6%
West South Central	1,752	10.4%	NC	398	2.4%
East North Central	1,396	8.3%	IL	354	2.1%
Mountain	980	5.8%	WI	340	2.0%
East South Central	679	4.0%	OR	321	1.9%
West North Central	555	3.3%	MA	304	1.8%
New England	476	2.8%	Non U.S.	45	0.3%
Non-U.S.	45	0.3%	All other states	2,409	14.3%
Total	$16,838	100.0%	Total	$16,838	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of June 30, 2021
	Commercial	Residential	Total	%
Principal Repayment Year
2021	$439	$4	$443	2.5%
2022	961	9	970	5.5%
2023	841	10	851	4.8%
2024	1,293	10	1,303	7.4%
2025	1,203	11	1,214	6.8%
2026 and thereafter	12,274	678	12,952	73.0%
Total	$17,011	$722	$17,733	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Annuities	$19	$(13)	$36	$(7)
Retirement Plan Services	12	(7)	24	(4)
Life Insurance	167	(95)	293	(62)
Group Protection	13	(8)	24	(4)
Other Operations	5	(3)	9	(1)
Total (1)	$216	$(126)	$386	$(78)

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2021, and December 31, 2020, alternative investments included investments in 293 and 271 different partnerships, respectively, and the portfolio represented approximately 2% and 1%, respectively, of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of June 30, 2021, and December 31, 2020, was $14 million and $13 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Investment Income
Fixed maturity AFS securities	$1,100	$1,078	$2,201	$2,152
Trading securities	42	47	84	101
Equity securities	1	1	1	2
Mortgage loans on real estate	172	172	341	343
Policy loans	30	31	60	62
Invested cash	-	3	1	13
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	45	20	72	30
Alternative investments (2)	216	(126)	386	(78)
Consent fees	1	1	3	3
Other investments	14	(12)	19	14
Investment income	1,621	1,215	3,167	2,642
Investment expense	(37)	(43)	(73)	(95)
Net investment income	$1,584	$1,172	$3,094	$2,547

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	3.94%	4.06%	3.94%	4.18%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.13%	0.06%	0.11%	0.05%
Alternative investments	0.65%	-0.40%	0.58%	-0.13%
Net investment income yield on invested assets	4.72%	3.72%	4.63%	4.10%

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Overview

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flow from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $(231) million and $971 million for the six months ended June 30, 2021 and 2020, respectively. The use of cash flows from operating activities for the six months ended June 30, 2021, was attributable primarily to an increase in claim payments driven by the COVID-19 pandemic and the timing of cash receipts and payments. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC is largely dependent upon the dividend capacity of its insurance subsidiaries as well as their ability to advance or repay funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance. The sources of liquidity and cash flow of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.

Disruptions, uncertainty or volatility in the capital and credit markets, including any current or future impacts related to the COVID-19 pandemic, may materially affect our business operations and results of operations. These poor market conditions may reduce our insurance subsidiaries’ statutory surplus and RBC requiring them to retain more capital and may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities. Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash. As of June 30, 2021, the holding company had available liquidity of $762 million, which includes amounts related to the pre-funding of our $300 million senior notes due 2022. Based on the sources of liquidity and cash flow available to us as discussed below, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection. For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2020 Form 10-K and “Forward-Looking Statements – Cautionary Language” above. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

Sources of Liquidity and Cash Flow

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$315	$100	$495	$405
Lincoln National Reinsurance Company (Barbados) Limited	-	-	75	150
Total dividends from subsidiaries	$315	$100	$570	$555

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$27	$30	$56	$63

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$8	$(1)	$17	$(7)

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of June 30, 2021, was approximately $1.9 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13 in our 2020 Form 10-K as updated by Note 10 herein. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.6 billion to finance a portion of the excess reserves as of June 30, 2021; of this amount, $2.6 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2020 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

Details underlying debt and financing activities (in millions) for the six months ended June 30, 2021, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$-	$-	$-	$-	$300	$300

Long-Term Debt
Senior notes	$5,225	$-	$-	$(43)	$(306)	$4,876
Bank borrowings	249	-	-	-	1	250
Capital securities (2)	1,208	-	-	-	-	1,208
Total long-term debt	$6,682	$-	$-	$(43)	$(305)	$6,334

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

For additional information about our short-term and long-term debt, see Note 13 in our 2020 Form 10-K. For information about our credit facilities, see Note 13 in our 2020 Form 10-K as updated by Note 10 herein.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to The Lincoln National Life Insurance Company (“LNL”) if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of June 30, 2021. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2020 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2020 Form 10-K for additional information on our financial strength ratings.

For information on our credit ratings, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2020 Form 10-K.

Alternative Sources of Liquidity

Inter-company Cash Management Program

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of June 30, 2021, the holding company had a net outstanding receivable (payable) of $(338) million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

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

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2021, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.5 billion. As of June 30, 2021, LNL had outstanding borrowings of $3.6 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2021, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of June 30, 2021, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $228 million. In addition, our insurance and reinsurance subsidiaries had access to $1.75 billion through committed repurchase agreements, of which $25 million was utilized as of June 30, 2021. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2021, we were in a net collateral payable position of $3.6 billion compared to $1.9 billion as of December 31, 2020. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 10 to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

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

Details underlying this activity (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Dividends to common stockholders	$80	$77	$161	$156
Repurchase of common stock	150	-	255	225
Total cash returned to common stockholders	$230	$77	$416	$381

Number of shares repurchased	2.2	-	4.1	3.8

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Debt service (interest paid)	$74	$92	$144	$151
Capital contribution to subsidiaries	-	-	65	475
Total	$74	$92	$209	$626

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K. See also “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” above.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. On July 28, 2021, plaintiff filed a notice of appeal with respect to this ruling.

See Note 11 in “Part I – Item 1. Financial Statements” for further discussion regarding this and other reportable legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended June 30, 2021 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
4/1/21 – 4/30/21	782,750	$63.90	782,750	$1,034

5/1/21 – 5/31/21	1,270,708	69.00	1,270,708	946

6/1/21 – 6/30/21	177,474	69.57	177,474	933

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended June 30, 2021, there were 2,230,932 shares purchased as part of publicly announced plans or programs.

(2)On February 19, 2020, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.66 billion.  As of June 30, 2021, our remaining security repurchase authorization was $933 million. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 96, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2021

10.1

Amended and Restated Credit Agreement, dated as of June 21, 2021, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, Bank of America, N.A., as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2021.

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
Dated: August 5, 2021