Form 10-Q
period 2021-09-30
LINCOLN NATIONAL CORP
filed 2021-11-04
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes ☐No ☒

As of November 1, 2021, there were 180,708,687 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2021	2020

	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $107,459; 2020 - $104,174; allowance for credit losses: 2021 - $17; 2020 - $13)	$122,085	$123,044
Trading securities	4,191	4,501
Equity securities	243	129
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $792; 2020 - $832)	17,730	16,763
Policy loans	2,379	2,426
Derivative investments	4,828	3,109
Other investments	4,069	3,984
Total investments	155,525	153,956
Cash and invested cash	2,614	1,708
Deferred acquisition costs and value of business acquired	5,965	5,812
Premiums and fees receivable	584	486
Accrued investment income	1,297	1,257
Reinsurance recoverables, net of allowance for credit losses	15,729	16,496
Funds withheld reinsurance assets	526	530
Goodwill	1,778	1,778
Other assets	17,367	15,960
Separate account assets	175,667	167,965
Total assets	$377,052	$365,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$40,641	$40,814
Other contract holder funds	109,297	105,405
Short-term debt	300	-
Long-term debt	6,323	6,682
Reinsurance related embedded derivatives	304	392
Funds withheld reinsurance liabilities	2,078	1,946
Payables for collateral on investments	8,379	6,222
Other liabilities	12,893	13,823
Separate account liabilities	175,667	167,965
Total liabilities	355,882	343,249

Contingencies and Commitments (See Note 11)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 186,089,222 and 192,329,691 shares
issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	4,956	5,082
Retained earnings	9,365	8,686
Accumulated other comprehensive income (loss)	6,849	8,931
Total stockholders’ equity	21,170	22,699
Total liabilities and stockholders’ equity	$377,052	$365,948

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Insurance premiums	$1,394	$1,293	$4,198	$4,008
Fee income	1,996	1,815	5,258	4,812
Net investment income	1,576	1,458	4,670	4,005
Realized gain (loss)	85	629	(97)	(43)
Amortization of deferred gain on business sold through reinsurance	9	11	27	32
Other revenues	181	155	571	489
Total revenues	5,241	5,361	14,627	13,303
Expenses
Interest credited	750	732	2,224	2,189
Benefits	2,122	2,484	6,278	6,710
Commissions and other expenses	1,906	1,599	4,462	3,807
Interest and debt expense	73	66	204	218
Strategic digitization expense	22	20	57	45
Total expenses	4,873	4,901	13,225	12,969
Income (loss) before taxes	368	460	1,402	334
Federal income tax expense (benefit)	50	62	217	(22)
Net income (loss)	318	398	1,185	356
Other comprehensive income (loss), net of tax	(630)	486	(2,082)	2,136
Comprehensive income (loss)	$(312)	$884	$(897)	$2,492

Net Income (Loss) Per Common Share
Basic	$1.70	$2.06	$6.25	$1.84
Diluted	1.68	2.01	6.19	1.74

Cash Dividends Declared Per Common Share	$0.42	$0.40	$1.26	$1.20

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common Stock
Balance as of beginning-of-period	$5,021	$5,081	$5,082	$5,162
Stock compensation/issued for benefit plans	16	12	64	31
Retirement of common stock/cancellation of shares	(81)	-	(190)	(100)
Balance as of end-of-period	4,956	5,093	4,956	5,093

Retained Earnings
Balance as of beginning-of-period	9,245	8,327	8,686	8,854
Cumulative effect from adoption of new accounting standards	-	-	-	(203)
Net income (loss)	318	398	1,185	356
Retirement of common stock	(119)	-	(265)	(125)
Common stock dividends declared	(79)	(78)	(241)	(235)
Balance as of end-of-period	9,365	8,647	9,365	8,647

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	7,479	7,323	8,931	5,673
Other comprehensive income (loss), net of tax	(630)	486	(2,082)	2,136
Balance as of end-of-period	6,849	7,809	6,849	7,809
Total stockholders’ equity as of end-of-period	$21,170	$21,549	$21,170	$21,549

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$1,185	$356
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	97	43
Trading securities purchases, sales and maturities, net	219	37
Amortization of deferred gain on business sold through reinsurance	(27)	(32)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	348	15
Premiums and fees receivable	(98)	(33)
Accrued investment income	(34)	(145)
Insurance liabilities and reinsurance-related balances	(1,779)	244
Accrued expenses	246	(201)
Federal income tax accruals	216	(42)
Other	(265)	99
Net cash provided by (used in) operating activities	108	341
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,897)	(12,694)
Sales of available-for-sale securities and equity securities	1,452	1,549
Maturities of available-for-sale securities	7,055	3,710
Purchases of alternative investments	(506)	(265)
Sales and repayments of alternative investments	258	116
Issuance of mortgage loans on real estate	(2,213)	(1,231)
Repayment and maturities of mortgage loans on real estate	1,274	856
Issuance (repayment) of policy loans, net	48	(50)
Net change in collateral on investments, derivatives and related settlements	2,312	1,680
Other	(219)	(116)
Net cash provided by (used in) investing activities	(2,436)	(6,445)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(1,096)
Issuance of long-term debt, net of issuance costs	-	1,289
Payment related to modification or early extinguishment of debt	(8)	(13)
Proceeds from certain financing arrangements	50	69
Deposits of fixed account values, including the fixed portion of variable	9,150	10,559
Withdrawals of fixed account values, including the fixed portion of variable	(4,961)	(4,625)
Transfers to and from separate accounts, net	(252)	427
Common stock issued for benefit plans	14	(11)
Repurchase of common stock	(455)	(225)
Dividends paid to common stockholders	(241)	(233)
Other	(63)	(5)
Net cash provided by (used in) financing activities	3,234	6,136
Net increase (decrease) in cash, invested cash and restricted cash	906	32
Cash, invested cash and restricted cash as of beginning-of-year	1,708	2,563
Cash, invested cash and restricted cash as of end-of-period	$2,614	$2,595

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

3. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2021			As of December 31, 2020
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$593	$-	1	$611	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020.

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

The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.7 billion and $2.1 billion as of September 30, 2021, and December 31, 2020, respectively. Included in these carrying amounts are our investments in qualified affordable housing projects, which were $5 million and $7 million as of September 30, 2021, and December 31, 2020, respectively. We received affordable housing tax credits of less than $1 million and $1 million for the three months ended September 30, 2021 and 2020, respectively, and $1 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively. These returns were recognized in federal income tax expense (benefit) on our Consolidated Statements of Comprehensive Income (Loss).

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of September 30, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,238	$12,964	$324	$16	$100,862
U.S. government bonds	385	60	2	-	443
State and municipal bonds	5,543	1,369	11	-	6,901
Foreign government bonds	455	64	7	-	512
RMBS	2,687	252	3	1	2,935
CMBS	1,528	76	10	-	1,594
ABS	8,186	148	31	-	8,303
Hybrid and redeemable preferred securities	437	110	12	-	535
Total fixed maturity AFS securities	$107,459	$15,043	$400	$17	$122,085

	As of December 31, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,289	$16,662	$150	$12	$102,789
U.S. government bonds	397	88	1	-	484
State and municipal bonds	5,360	1,561	-	-	6,921
Foreign government bonds	384	87	1	-	470
RMBS	2,765	313	1	1	3,076
CMBS	1,390	115	-	-	1,505
ABS	7,041	158	15	-	7,184
Hybrid and redeemable preferred securities	548	97	30	-	615
Total fixed maturity AFS securities	$104,174	$19,081	$198	$13	$123,044

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2021, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,126	$3,154
Due after one year through five years	15,454	16,362
Due after five years through ten years	19,277	21,021
Due after ten years	57,201	68,716
Subtotal	95,058	109,253
Structured securities (RMBS, CMBS, ABS)	12,401	12,832
Total fixed maturity AFS securities	$107,459	$122,085

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$8,685	$218	$1,289	$106	$9,974	$324
U.S. government bonds	29	1	3	1	32	2
State and municipal bonds	485	10	17	1	502	11
Foreign government bonds	152	6	28	1	180	7
RMBS	206	2	19	1	225	3
CMBS	365	9	16	1	381	10
ABS	3,662	29	106	2	3,768	31
Hybrid and redeemable
preferred securities	33	1	115	11	148	12
Total fixed maturity AFS securities	$13,617	$276	$1,593	$124	$15,210	$400

Total number of fixed maturity AFS securities in an unrealized loss position						1,753

	As of December 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$3,039	$92	$607	$58	$3,646	$150
U.S. government bonds	28	1	-	-	28	1
Foreign government bonds	57	1	-	-	57	1
RMBS	45	1	7	-	52	1
ABS	1,527	9	358	6	1,885	15
Hybrid and redeemable
preferred securities	112	13	96	17	208	30
Total fixed maturity AFS securities	$4,808	$117	$1,068	$81	$5,876	$198

Total number of fixed maturity AFS securities in an unrealized loss position						802

(1)As of September 30, 2021, and December 31, 2020, we recognized $8 million and $1 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$9	$2	4
Six months or greater, but less than nine months	17	5	1
Twelve months or greater	60	9	25
Total	$86	$16	30

	As of December 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$63	$23	14
Six months or greater, but less than nine months	2	1	4
Nine months or greater, but less than twelve months	23	7	14
Twelve months or greater	30	11	20
Total	$118	$42	52

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $202 million for the nine months ended September 30, 2021. As discussed further below, we believe the unrealized loss position as of September 30, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2021, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2021, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2021, and December 31, 2020, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2021, and December 31, 2020, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.9 billion and $4.1 billion, respectively, and a fair value of $4.1 billion and $4.2 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2021, and December 31, 2020, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2021, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2021, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	September 30, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$8	$1	$-	$9
Additions for securities for which credit losses were not
previously recognized	8	-	-	8
Additions from purchases of PCD debt securities (1)	-	-	-	-
Balance as of end-of-period (2)	$16	$1	$-	$17

	For the Nine
	Months Ended
	September 30, 2021
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-period	$12	$1	$-	$13
Additions for securities for which credit losses were not
previously recognized	8	-	-	8
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	-	-	2
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$16	$1	$-	$17

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

(2)Accrued interest receivable on fixed maturity AFS securities totaled $1.1 billion as of September 30, 2021 and 2020, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2021			As of December 31, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,111	$691	$17,802	$16,245	$610	$16,855
30 to 59 days past due	-	15	15	4	28	32
60 to 89 days past due	-	3	3	-	8	8
90 or more days past due	-	33	33	-	69	69
Allowance for credit losses	(115)	(16)	(131)	(187)	(17)	(204)
Unamortized premium (discount)	(12)	23	11	(14)	22	8
Mark-to-market gains (losses) (1)	(3)	-	(3)	(5)	-	(5)
Total carrying value	$16,981	$749	$17,730	$16,043	$720	$16,763

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 26% and 24% of commercial mortgage loans on real estate as of September 30, 2021, and December 31, 2020, respectively, and Texas, which accounted for 9% and 10% of commercial mortgage loans on real estate as of September 30, 2021, and December 31, 2020, respectively.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 23% and 32% of residential mortgage loans on real estate as of September 30, 2021, and December 31, 2020, respectively, and Florida, which accounted for 16% and 18% of residential mortgage loans on real estate as of September 30, 2021, and December 31, 2020, respectively.

As of September 30, 2021, and December 31, 2020, we had 65 and 147 residential mortgage loans, respectively, that were either delinquent or in foreclosure.

For our commercial mortgage loans, there were six specifically identified impaired loans with an aggregate carrying value of $1 million as of September 30, 2021. There were four specifically identified impaired loans with an aggregate carrying value of $1 million as of December 31, 2020.

For our residential mortgage loans, there were 54 specifically identified impaired loans with an aggregate carrying value of $25 million as of September 30, 2021. There were 76 specifically identified impaired loans with an aggregate carrying value of $34 million as of December 31, 2020.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average aggregate carrying value for impaired
mortgage loans on real estate	$31	$31	$33	$17
Interest income recognized on impaired
mortgage loans on real estate	-	-	-	-
Interest income collected on impaired
mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of September 30, 2021		As of December 31, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	34	-	71
Total	$-	$34	$-	$71

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$1,676	3.07	$127	1.76	$-	-	$1,803
2020	1,365	3.03	144	1.67	-	-	1,509
2019	3,009	2.19	293	1.62	-	-	3,302
2018	2,298	2.15	177	1.58	15	1.02	2,490
2017	1,717	2.32	150	1.74	27	0.96	1,894
2016 and prior	5,869	2.40	195	1.77	37	0.78	6,101
Total	$15,934		$1,086		$79		$17,099

	As of December 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 74%	Ratio	than 75%	Ratio	Total
Origination Year
2020	$1,504	2.86	$32	1.52	$-	-	$1,536
2019	3,141	2.25	258	1.78	2	1.74	3,401
2018	2,382	2.16	186	1.49	15	0.71	2,583
2017	1,786	2.34	169	1.73	-	-	1,955
2016	1,713	2.37	174	1.56	22	1.58	1,909
2015 and prior	4,710	2.38	133	1.95	8	1.02	4,851
Total	$15,236		$952		$47		$16,235

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$241	$1	$242
2020	149	3	152
2019	220	26	246
2018	121	4	125
2017	-	-	-
2016 and prior	-	-	-
Total	$731	$34	$765

	As of December 31, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$176	$8	$184
2019	315	51	366
2018	175	12	187
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$666	$71	$737

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	September 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$156	$14	$170
Additions (reductions) from provision for credit loss expense (1)	(41)	2	(39)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$115	$16	$131

	For the Nine
	Months Ended
	September 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$187	$17	$204
Additions (reductions) from provision for credit loss expense (1)	(72)	(1)	(73)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$115	$16	$131

	For the Three
	Months Ended
	September 30, 2020
	Commercial	Residential	Total
Balance as of beginning-of-period	$236	$37	$273
Additions (reductions) from provision for credit loss expense (3)	(64)	(7)	(71)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$172	$30	$202

	For the Nine
	Months Ended
	September 30, 2020
	Commercial	Residential	Total
Balance as of beginning-of-period	$-	$2	$2
Impact of new accounting standard	62	26	88
Additions (reductions) from provision for credit loss expense (3)	110	2	112
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$172	$30	$202

(1)Due to improving economic projections, the provision for credit loss expense decreased by $39 million and $73 million for the three and nine months ended September 30, 2021, respectively. We recognized $1 million and $4 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three and nine months ended September 30, 2021, respectively.

(2)Accrued interest receivable on mortgage loans on real estate totaled $50 million as of September 30, 2021 and 2020, and was excluded from the estimate of credit losses.

(3)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense decreased by $71 million for the three months ended September 30, 2020, and increased by $112 million for the nine months ended September 30, 2020. For the three months ended September 30, 2020, we recognized no credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate. For the nine months ended September 30, 2020, we recognized $1 million of credit loss beneﬁt (expense) related to unfunded commitments for mortgage loans on real estate.

Alternative Investments

As of September 30, 2021, and December 31, 2020, alternative investments included investments in 300 and 271 different partnerships, respectively, and represented approximately 2% and 1%, respectively, of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(8)	$(2)	$(9)	$(22)
RMBS	-	-	-	(1)
ABS	-	1	-	-
Gross credit loss benefit (expense)	(8)	(1)	(9)	(23)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-	-	1
Net credit loss benefit (expense)	$(8)	$(1)	$(9)	$(22)

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,949	$4,949	$2,976	$2,976
Securities pledged under securities lending agreements (2)	300	290	116	112
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	3,130	4,911	3,130	5,049
Total payables for collateral on investments	$8,379	$10,150	$6,222	$8,137

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of September 30, 2021, and December 31, 2020, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2021	2020
Collateral payable for derivative investments	$1,973	$1,786
Securities pledged under securities lending agreements	184	17
Investments pledged for FHLBI	-	(450)
Total increase (decrease) in payables for collateral on investments	$2,157	$1,353

We have elected not to offset our securities lending transactions in our consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$299	$-	$-	$-	$299
Foreign government bonds	1	-	-	-	1
Total gross secured borrowings	$300	$-	$-	$-	$300

	As of December 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Foreign government bonds	2	-	-	-	2
Total gross secured borrowings	$116	$-	$-	$-	$116

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2021, the fair value of all collateral received that we are permitted to sell or re-pledge was $23 million, and we had not re-pledged any of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments as of September 30, 2021.

Investment Commitments

As of September 30, 2021, our investment commitments were $2.7 billion, which included $1.7 billion of LPs, $667 million of private placement securities and $346 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of September 30, 2021, and December 31, 2020, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.1 billion and $1.2 billion, respectively, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $1.0 billion, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2021, and December 31, 2020, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $20.1 billion and $20.3 billion, respectively, or 13% of total investments, and our investments in securities in the financial services industry with a fair value of $19.4 billion and $19.6 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2021			As of December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,729	$53	$395	$2,177	$87	$563
Foreign currency contracts (1)	3,745	259	54	3,089	147	151
Total cash flow hedges	6,474	312	449	5,266	234	714
Fair value hedges:
Interest rate contracts (1)	1,159	-	220	1,161	-	272
Non-Qualifying Hedges
Interest rate contracts (1)	78,941	1,211	190	135,434	1,587	159
Foreign currency contracts (1)	369	6	1	304	1	8
Equity market contracts (1)	93,188	5,217	1,651	74,610	3,486	1,952
Credit contracts (1)	32	-	-	51	-	-
Embedded derivatives:
GLB direct (2)	-	1,698	-	-	450	-
GLB ceded (2)	-	55	146	-	82	-
Reinsurance related (3)	-	-	304	-	-	392
Indexed annuity and IUL contracts (2) (4)	-	495	4,804	-	550	3,594
Total derivative instruments	$180,163	$8,994	$7,765	$216,826	$6,390	$7,091

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2021
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,508	$49,605	$16,004	$13,499	$1,213	$82,829
Foreign currency contracts (2)	195	563	1,582	1,732	42	4,114
Equity market contracts	59,551	16,253	7,023	1,623	8,738	93,188
Credit contracts	-	32	-	-	-	32
Total derivative instruments
with notional amounts	$62,254	$66,453	$24,609	$16,854	$9,993	$180,163

(1)As of September 30, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of September 30, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$762	$824	$212	$271
Long-term debt (1)	(849)	(900)	26	(25)

(1)Includes $(360) million and $(370) million of unamortized adjustments from discontinued hedges as of September 30, 2021, and December 31, 2020, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2021	2020
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(402)	$(11)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	116	(432)
Foreign currency contracts	113	213
Change in foreign currency exchange rate adjustment	129	(16)
Change in DAC, VOBA, DSI and DFEL	-	(64)
Income tax benefit (expense)	(76)	62
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	2
Interest rate contracts (2)	(18)	(16)
Foreign currency contracts (1)	34	46
Foreign currency contracts (3)	(2)	6
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(8)
Income tax benefit (expense)	(3)	(6)
Balance as of end-of-period	$(132)	$(272)

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended September 30,
	2021			2020
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$85	$1,576	$73	$629	$1,458	$66

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(10)	8	-	(21)	19
Derivatives designated as
hedging instruments	-	10	(8)	-	21	(19)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	(6)	-	1	(8)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	13	-	(2)	24	-

Non-Qualifying Hedges
Interest rate contracts	(149)	-	-	(374)	-	-
Equity market contracts	387	-	-	949	-	-
Credit contracts	-	-	-	1	-	-
Embedded derivatives:
GLB	(61)	-	-	1,690	-	-
Reinsurance related	24	-	-	(88)	-	-
Indexed annuity and IUL
contracts	33	-	-	(105)	-	-

	Gain (Loss) Recognized in Income
	For the Nine Months Ended September 30,
	2021			2020
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(97)	$4,670	$204	$(43)	$4,005	$218

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(59)	51	-	100	106
Derivatives designated as
hedging instruments	-	59	(51)	-	(100)	(106)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	2	(18)	-	2	(16)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	(2)	34	-	6	46	-

Non-Qualifying Hedges
Interest rate contracts	(876)	-	-	1,795	-	-
Foreign currency contracts	(1)	-	-	-	-	-
Equity market contracts	2,342	-	-	565	-	-
Credit contracts	-	-	-	(4)	-	-
Embedded derivatives:
GLB	1,075	-	-	(1,326)	-	-
Reinsurance related	88	-	-	(7)	-	-
Indexed annuity and IUL
contracts	(1,296)	-	-	396	-	-

As of September 30, 2021, $46 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2021 and 2020, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2021, we did not have any exposure related to CDSs for which we are the seller.

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

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2021, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2021, or December 31, 2020.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2021		As of December 31, 2020
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$1,940	$(274)	$1,233	$(371)
A+	2,527	(254)	1,119	(445)
A	60	-	53	-
A-	421	(172)	571	(245)
	$4,948	$(700)	$2,976	$(1,061)

Balance Sheet Offsetting

Information related to the effects of offsetting (in millions) was as follows:

	As of September 30, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$7,393	$2,248	$9,641
Gross amounts offset	(1,914)	-	(1,914)
Net amount of assets (1)	5,479	2,248	7,727
Gross amounts not offset:
Cash collateral	(4,948)	-	(4,948)
Non-cash collateral	(224)	-	(224)
Net amount	$307	$2,248	$2,555

Financial Liabilities
Gross amount of recognized liabilities	$1,032	$5,254	$6,286
Gross amounts offset	(3)	-	(3)
Net amount of liabilities	1,029	5,254	6,283
Gross amounts not offset:
Cash collateral	(700)	-	(700)
Non-cash collateral	-	-	-
Net amount	$329	$5,254	$5,583

(1)Includes deferred premiums of $651 million reported in other assets on our Consolidated Balance Sheets.

	As of December 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$4,978	$1,082	$6,060
Gross amounts offset	(1,869)	-	(1,869)
Net amount of assets	3,109	1,082	4,191
Gross amounts not offset:
Cash collateral	(2,976)	-	(2,976)
Non-cash collateral	(56)	-	(56)
Net amount	$77	$1,082	$1,159

Financial Liabilities
Gross amount of recognized liabilities	$1,456	$3,986	$5,442
Gross amounts offset	(330)	-	(330)
Net amount of liabilities	1,126	3,986	5,112
Gross amounts not offset:
Cash collateral	(1,061)	-	(1,061)
Non-cash collateral	-	-	-
Net amount	$65	$3,986	$4,051

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 14% and 15% for the three and nine months ended September 30, 2021, respectively, compared to 13% and (7)%, respectively, for the corresponding periods in 2020. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three months ended September 30, 2021 and September 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% due primarily to the effects of the preferential tax items.

For the nine months ended September 30, 2021, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% due primarily to the effects of the preferential tax items. For the nine months ended September 30, 2020, the effective tax rate differed from the prevailing corporate federal income tax rate of 21% due primarily to the effects of preferential tax items exceeding the tax expense at 21% on pre-tax income.

7. Reinsurance

Credit Losses on Reinsurance-related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. As of September 30, 2021, our allowance for credit losses for reinsurance-related assets was $198 million.  There have been no material changes to the allowance for credit losses for the nine months ended September 30, 2021.

Modco Agreements

Some portions of our annuity business have been reinsured on a Modco basis with other companies. In a Modco agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk. Effective October 1, 2018, we entered into one such Modco agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed annuity products, which resulted in a deposit asset of $5.1 billion and $5.8 billion as of September 30, 2021, and December 31, 2020, respectively, within other assets on our Consolidated Balance Sheets.

We held assets in support of reserves associated with the transaction in a Modco investment portfolio, which consisted of the following (in millions):

	As of	As of
	September 30,	December 31,
	2021	2020
Fixed maturity AFS securities	$1,114	$1,531
Trading securities	3,096	3,357
Equity securities	27	17
Mortgage loans on real estate	792	832
Derivative investments	86	103
Other investments	251	167
Cash and invested cash	207	92
Accrued investment income	36	42
Other assets	25	3
Total	$5,634	$6,144

In addition, the portfolio was supported by $166 million of over-collateralization and a $152 million letter of credit as of September 30, 2021.

Reinsurance Transaction

Our previously announced reinsurance transaction with Security Life of Denver Insurance Company, a subsidiary of Resolution Life, to reinsure liabilities under a block of in-force executive benefit and universal life policies in our Life Insurance business became effective as of October 1, 2021. The agreement is structured as coinsurance for the general account reserves and Modco for the separate account reserves. The $1.2 billion in proceeds from the transaction will predominantly be used to fund incremental share repurchases that we expect to be completed by the end of the first quarter of 2022, with the remainder to be used for general corporate purposes, primarily paying down debt.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2021 (1)	2020 (1)
Return of Net Deposits
Total account value	$114,058	$109,856
Net amount at risk (2)	96	72
Average attained age of contract holders	66 years	66 years

Minimum Return
Total account value	$98	$100
Net amount at risk (2)	12	12
Average attained age of contract holders	79 years	78 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$28,067	$27,650
Net amount at risk (2)	511	390
Average attained age of contract holders	73 years	72 years

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

	For the Nine
	Months Ended
	September 30,
	2021	2020
Balance as of beginning-of-year	$121	$117
Changes in reserves	31	46
Benefits paid	(16)	(21)
Balance as of end-of-period	$136	$142

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
Asset Type
Domestic equity	$73,503	$70,362
International equity	21,041	20,855
Fixed income	44,627	43,521
Total	$139,171	$134,738

Percent of total variable annuity separate account values	98%	98%

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 38% of total life insurance in-force reserves as of September 30, 2021, and December 31, 2020. UL and VUL products with secondary guarantees represented 17% and 15% of total life insurance sales for the three and nine months ended September 30, 2021, respectively, compared to 32% for the corresponding periods in 2020.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2021	2020
Balance as of beginning-of-year	$5,934	$5,552
Reinsurance recoverable	151	152
Net balance as of beginning-of-year	5,783	5,400
Incurred related to:
Current year	2,999	2,615
Prior years:
Interest	112	116
All other incurred (1)	(284)	(157)
Total incurred	2,827	2,574
Paid related to:
Current year	(1,393)	(1,184)
Prior years	(1,222)	(1,118)
Total paid	(2,615)	(2,302)
Net balance as of end-of-period	5,995	5,672
Reinsurance recoverable	145	149
Balance as of end-of-period	$6,140	$5,821

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

10. Debt

Changes in debt (in millions) were as follows:

For the Nine
Months Ended
September 30,
2021
Balance as of beginning-of-year	$6,682
Capital securities exchanged:
LIBOR + 236 bps, due 2066	(562)
LIBOR + 204 bps, due 2067	(433)
Subordinated notes issued:
LIBOR + 236 bps, due 2066	562
LIBOR + 204 bps, due 2067	433
Unamortized debt issuance costs	3
Unamortized adjustments from discontinued hedges	(11)
Fair value hedge on interest rate swap agreements	(51)
Balance as of end-of-period	$6,623

During the third quarter of 2021, we completed the exchange of a portion of our outstanding capital securities for newly issued subordinated notes. In connection with the exchange offer, we solicited and received the requisite number of consents to amend the indentures governing the remaining outstanding capital securities to eliminate various terms and conditions and other provisions, including the covenant that required us to make interest payments in accordance with an alternative coupon satisfaction mechanism upon the occurrence of certain trigger events. We recorded $8 million of expenses associated with the exchange transaction to interest expense on our Consolidated Statements of Comprehensive Income (Loss).

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

Upon an event of default, the amended credit facility agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of September 30, 2021, we were in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2021.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2021, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the defense of this case. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. On October 22, 2021, the parties informed the presiding judge that they have reached a settlement of the action, subject to court approval. The parties requested the suspension of the current case-schedule, including trial date, and 45 days to prepare a final settlement agreement and motion for preliminary approval. On October 25, 2021, the presiding judge approved the parties’ request. The terms of the provisional settlement remain confidential.

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

12. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common Stock
Balance as of beginning-of-period	189,089,948	193,247,103	192,329,691	196,668,532
Stock compensation/issued for benefit plans	61,099	7,845	943,925	396,340
Retirement/cancellation of shares	(3,061,825)	-	(7,184,394)	(3,809,924)
Balance as of end-of-period	186,089,222	193,254,948	186,089,222	193,254,948

Common Stock as of End-of-Period
Basic basis	186,089,222	193,254,948	186,089,222	193,254,948
Diluted basis	188,103,623	195,331,049	188,103,623	195,331,049

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-average shares, as used in basic calculation	187,276,859	193,250,727	189,665,059	193,849,829
Shares to cover non-vested stock	1,451,686	629,997	1,239,640	644,192
Average stock options outstanding during the period	1,847,513	689,975	1,604,627	752,922
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,444,711)	(592,887)	(1,224,255)	(588,805)
Shares repurchasable from measured but
unrecognized stock option expense	(40,280)	(3,515)	(26,570)	(2,402)
Average deferred compensation shares	-	1,382,128	-	1,285,205
Weighted-average shares, as used in diluted calculation	189,091,067	195,356,425	191,258,501	195,940,941

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. For the three and nine months ended September 30, 2020, the effect of settling obligations in LNC stock (“equity classification”) was more dilutive than the scenario of settling in cash (“liability classification”). Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock. The amount of this adjustment was $5 million and $16 million for the three and nine months ended September 30, 2020, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$9,611	$5,983
Cumulative effect from adoption of new accounting standard	-	45
Unrealized holding gains (losses) arising during the period	(4,244)	5,426
Change in foreign currency exchange rate adjustment	(123)	21
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,359	(2,403)
Income tax benefit (expense)	640	(652)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(4)	(48)
Associated amortization of DAC, VOBA, DSI and DFEL	(18)	42
Income tax benefit (expense)	5	1
Balance as of end-of-period	$7,260	$8,425
Unrealized Other-Than-Temporary-Impairment on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$45
Cumulative effect from adoption of new accounting standard	-	(45)
Balance as of end-of-period	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(402)	$(11)
Unrealized holding gains (losses) arising during the period	229	(219)
Change in foreign currency exchange rate adjustment	129	(16)
Change in DAC, VOBA, DSI and DFEL	-	(64)
Income tax benefit (expense)	(76)	62
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	16	38
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(8)
Income tax benefit (expense)	(3)	(6)
Balance as of end-of-period	$(132)	$(272)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(12)	$(17)
Foreign currency translation adjustment arising during the period	(2)	(4)
Balance as of end-of-period	$(14)	$(21)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(266)	$(327)
Adjustment arising during the period	1	4
Balance as of end-of-period	$(265)	$(323)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities
Gross reclassification	$(4)	$(48)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(18)	42	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(22)	(6)	Income (loss) before taxes
Income tax benefit (expense)	5	1	Federal income tax expense (benefit)
Reclassification, net of income tax	$(17)	$(5)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$2	$2	Net investment income
Interest rate contracts	(18)	(16)	Interest and debt expense
Foreign currency contracts	34	46	Net investment income
Foreign currency contracts	(2)	6	Realized gain (loss)
Total gross reclassifications	16	38
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(8)	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	15	30	Income (loss) before taxes
Income tax benefit (expense)	(3)	(6)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$12	$24	Net income (loss)

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed maturity AFS securities:
Gross gains	$1	$2	$17	$30
Gross losses	(3)	(6)	(21)	(78)
Credit loss benefit (expense) (1)	(8)	(1)	(9)	(22)
Realized gain (loss) on equity securities (2)	5	5	37	(9)
Credit loss benefit (expense) on mortgage loans on real estate	40	71	77	(112)
Credit loss benefit (expense) on reinsurance related assets	(2)	-	(6)	-
Other gain (loss) on investments	(1)	2	1	(6)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(9)	(8)	(19)	34
Total realized gain (loss) related to certain financial assets	23	65	77	(163)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	8	(13)	25	27
Indexed annuity and IUL contracts net derivative results: (5)
Gross gain (loss)	(24)	47	16	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	19	(20)	8	(5)
Variable annuity net derivative results: (6)
Gross gain (loss)	60	704	(274)	223
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(154)	51	(122)
Total realized gain (loss)	$85	$629	$(97)	$(43)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $4 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $40 million and $(8) million for the nine months ended September 30, 2021 and 2020, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Note 7 for information regarding Modco.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $2 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, and $2 million and $8 million for the nine months ended September 30, 2021 and 2020, respectively.

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

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$122,085	$122,085	$123,044	$123,044
Trading securities	4,191	4,191	4,501	4,501
Equity securities	243	243	129	129
Mortgage loans on real estate	17,730	18,612	16,763	18,219
Derivative investments (1)	4,828	4,828	3,109	3,109
Other investments	4,059	4,059	3,974	3,974
Cash and invested cash	2,614	2,614	1,708	1,708
Other assets:
GLB direct embedded derivatives	1,698	1,698	450	450
GLB ceded embedded derivatives	55	55	82	82
Indexed annuity ceded embedded derivatives	495	495	550	550
Separate account assets	175,667	175,667	167,965	167,965

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,804)	(4,804)	(3,594)	(3,594)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,813)	(1,813)	(1,854)	(1,854)
Account values of certain investment contracts	(40,587)	(46,418)	(40,947)	(49,745)
Short-term debt	(300)	(305)	-	-
Long-term debt	(6,323)	(6,734)	(6,682)	(7,067)
Reinsurance related embedded derivatives	(304)	(304)	(392)	(392)
Other liabilities:
Derivative liabilities (1)	(593)	(593)	(906)	(906)
GLB ceded embedded derivatives	(146)	(146)	-	-

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, are classified as Level 2 within the fair value hierarchy.

Other Investments

The carrying value of our assets classified as other investments, excluding short-term investments, approximates fair value. Other investments includes primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs. Other investments also includes Federal Home Loan Bank (“FHLB”) stock carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy. The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2021, and December 31, 2020, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with Modco agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services.  We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs as a result of a change to a third-party pricing source during 2020, mortgage loans electing the fair value option were categorized as Level 3 as of September 30, 2021, and December 31, 2020.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
Fair value	$792	$832
Aggregate contractual principal	795	839

As of September 30, 2021, and December 31, 2020, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

Short-Term Investments

Short-term investments consist of securities with original maturities of one year or less, but greater than three months, and are included in other investments on our Consolidated Balance Sheets. Securities included in short-term investments are carried at fair value, with valuation methods and inputs consistent with those applied to fixed maturity AFS securities.

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2021, or December 31, 2020.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$95,490	$5,372	$100,862
U.S. government bonds	438	5	-	443
State and municipal bonds	-	6,901	-	6,901
Foreign government bonds	-	406	106	512
RMBS	-	2,934	1	2,935
CMBS	-	1,593	1	1,594
ABS	-	7,569	734	8,303
Hybrid and redeemable preferred securities	56	398	81	535
Trading securities	32	3,559	600	4,191
Equity securities	11	145	87	243
Mortgage loans on real estate	-	-	792	792
Derivative investments (1)	-	6,577	169	6,746
Other investments - short term investments	-	108	-	108
Cash and invested cash	-	2,614	-	2,614
Other assets:
GLB direct embedded derivatives	-	-	1,698	1,698
GLB ceded embedded derivatives	-	-	55	55
Indexed annuity ceded embedded derivatives	-	-	495	495
Separate account assets	561	175,098	-	175,659
Total assets	$1,098	$303,397	$10,191	$314,686

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(4,804)	$(4,804)
Reinsurance related embedded derivatives	-	(304)	-	(304)
Other liabilities:
Derivative liabilities (1)	-	(2,343)	(168)	(2,511)
GLB ceded embedded derivatives	-	-	(146)	(146)
Total liabilities	$-	$(2,647)	$(5,118)	$(7,765)

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

	For the Three Months Ended September 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,429	$1	$(88)	$55	$(25)	$5,372
Foreign government bonds	43	-	(3)	66	-	106
RMBS	1	-	-	-	-	1
CMBS	9	-	-	-	(8)	1
ABS	630	-	(2)	144	(38)	734
Hybrid and redeemable preferred
securities	102	-	6	(27)	-	81
Trading securities	630	3	-	(33)	-	600
Equity securities	82	5	-	-	-	87
Mortgage loans on real estate	818	4	3	(33)	-	792
Derivative investments	1	-	-	-	-	1
Other assets: (3)
GLB direct embedded derivatives	1,767	(69)	-	-	-	1,698
GLB ceded embedded derivatives	53	2	-	-	-	55
Indexed annuity ceded embedded derivatives	-	(14)	-	(6)	515	495
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	-	47	-	86	(4,937)	(4,804)
Other liabilities – GLB ceded embedded
derivatives (3)	(152)	6	-	-	-	(146)
Total, net	$9,413	$(15)	$(84)	$252	$(4,493)	$5,073

	For the Three Months Ended September 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$4,344	$(7)	$197	$30	$(12)	$4,552
U.S. government bonds	5	-	-	-	(5)	-
Foreign government bonds	86	-	-	(20)	-	66
RMBS	2	-	-	-	-	2
CMBS	1	-	-	-	-	1
ABS	424	-	2	60	(73)	413
Hybrid and redeemable preferred
securities	90	-	1	14	-	105
Trading securities	673	3	-	(120)	(21)	535
Equity securities	29	2	-	20	-	51
Derivative investments	595	958	-	(189)	(216)	1,148
Other assets: (3)
GLB ceded embedded derivatives	571	(290)	-	-	-	281
Indexed annuity ceded embedded derivatives	664	295	-	(423)	-	536
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,272)	(400)	-	(16)	-	(2,688)
Other liabilities – GLB direct embedded
derivatives (3)	(3,086)	1,980	-	-	-	(1,106)
Total, net	$2,126	$2,541	$200	$(644)	$(327)	$3,896

	For the Nine Months Ended September 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$4	$(139)	$440	$(54)	$5,372
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(11)	80	(37)	106
RMBS	2	(1)	-	-	-	1
CMBS	-	1	-	8	(8)	1
ABS	570	1	(5)	426	(258)	734
Hybrid and redeemable preferred
securities	104	-	18	(41)	-	81
Trading securities	644	2	-	(31)	(15)	600
Equity securities	59	31	-	(3)	-	87
Mortgage loans on real estate	832	11	6	(57)	-	792
Derivative investments	1,542	1,249	-	(132)	(2,658)	1
Other assets: (3)
GLB direct embedded derivatives	450	1,248	-	-	-	1,698
GLB ceded embedded derivatives	82	(27)	-	-	-	55
Indexed annuity ceded embedded derivatives	550	17	-	(60)	(12)	495
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(579)	-	136	(767)	(4,804)
Other liabilities – GLB ceded embedded
derivatives (3)	-	(146)	-	-	-	(146)
Total, net	$6,441	$1,811	$(131)	$761	$(3,809)	$5,073

	For the Nine Months Ended September 30, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$4,281	$(7)	$17	$181	$80	$4,552
U.S. government bonds	5	-	-	-	(5)	-
Foreign government bonds	90	-	(4)	(20)	-	66
RMBS	11	-	-	-	(9)	2
CMBS	1	-	-	-	-	1
ABS	268	-	3	318	(176)	413
Hybrid and redeemable preferred
securities	78	-	(1)	10	18	105
Trading securities	666	(1)	-	(140)	10	535
Equity securities	30	1	-	20	-	51
Derivative investments	868	555	267	(326)	(216)	1,148
Other assets: (3)
GLB direct embedded derivatives	450	(450)	-	-	-	-
GLB ceded embedded derivatives	60	221	-	-	-	281
Indexed annuity ceded embedded derivatives	927	484	-	(875)	-	536
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,585)	(88)	-	(15)	-	(2,688)
Other liabilities: (3)
GLB direct embedded derivatives	-	(1,106)	-	-	-	(1,106)
GLB ceded embedded derivatives	(9)	9	-	-	-	-
Total, net	$5,141	$(382)	$282	$(847)	$(298)	$3,896

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$219	$(12)	$(82)	$(70)	$-	$55
Foreign government bonds	66	-	-	-	-	66
ABS	195	-	-	(51)	-	144
Hybrid and redeemable preferred
securities	3	-	-	-	(30)	(27)
Trading securities	3	(15)	-	(21)	-	(33)
Mortgage loans on real estate	8	-	(22)	(19)	-	(33)
Other assets – indexed annuity ceded
embedded derivatives	19	-	-	(25)	-	(6)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(47)	-	-	133	-	86
Total, net	$466	$(27)	$(104)	$(53)	$(30)	$252

	For the Three Months Ended September 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$154	$(58)	$(3)	$(18)	$(45)	$30
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	74	-	-	(14)	-	60
Hybrid and redeemable preferred
securities	14	-	-	-	-	14
Trading securities	15	-	(20)	(115)	-	(120)
Equity securities	20	-	-	-	-	20
Derivative investments	126	(177)	(138)	-	-	(189)
Other assets – indexed annuity ceded
embedded derivatives	4	-	-	(427)	-	(423)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(88)	-	-	72	-	(16)
Total, net	$319	$(235)	$(181)	$(502)	$(45)	$(644)

	For the Nine Months Ended September 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$926	$(29)	$(103)	$(337)	$(17)	$440
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	80	-	-	-	-	80
CMBS	8	-	-	-	-	8
ABS	563	-	-	(137)	-	426
Hybrid and redeemable preferred
securities	9	(20)	-	-	(30)	(41)
Trading securities	127	(23)	-	(135)	-	(31)
Equity securities	6	(9)	-	-	-	(3)
Mortgage loans on real estate	89	(101)	(26)	(19)	-	(57)
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	22	-	-	(82)	-	(60)
Future contract benefits – indexed annuity			-
and IUL contracts embedded derivatives	(155)	-	-	291	-	136
Total, net	$1,849	$(306)	$(316)	$(419)	$(47)	$761

	For the Nine Months Ended September 30, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$683	$(230)	$(37)	$(112)	$(123)	$181
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	353	-	-	(35)	-	318
Hybrid and redeemable preferred
securities	14	(4)	-	-	-	10
Trading securities	53	(25)	(20)	(148)	-	(140)
Equity securities	21	(1)	-	-	-	20
Derivative investments	374	(395)	(305)	-	-	(326)
Other assets – indexed annuity ceded
embedded derivatives	21	-	-	(896)	-	(875)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(170)	-	-	155	-	(15)
Total, net	$1,349	$(655)	$(382)	$(1,036)	$(123)	$(847)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Trading securities	$3	$-	$3	$-
Equity securities	5	-	35	-
Mortgage loans on real estate	4	-	12	-
GLB embedded derivatives	140	2,143	1,854	(1,062)
Derivative investments	-	731	-	265
Embedded derivatives – indexed annuity
and IUL contracts	(36)	340	22	582
Total, net (1)	$116	$3,214	$1,926	$(215)

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed maturity AFS securities:
Corporate bonds	$(82)	$181	$(139)	$(26)
Foreign government bonds	(3)	-	(11)	(3)
ABS	(1)	4	(5)	4
Hybrid and redeemable preferred
securities	6	1	19	(1)
Mortgage loans on real estate	3	-	5	-
Total, net	$(77)	$186	$(131)	$(26)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2021			September 30, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$(25)	$(25)	$42	$(54)	$(12)
U.S. government bonds	-	-	-	-	(5)	(5)
CMBS	-	(8)	(8)	-	-	-
ABS	8	(46)	(38)	-	(73)	(73)
Trading securities	-	-	-	-	(21)	(21)
Derivative investments	-	-	-	-	(216)	(216)
Other assets – indexed annuity ceded
embedded derivatives	515	-	515	-	-	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,937)	-	(4,937)	-	-	-
Total, net	$(4,414)	$(79)	$(4,493)	$42	$(369)	$(327)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2021			September 30, 2020
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$10	$(64)	$(54)	$296	$(216)	$80
U.S. government bonds	-	-	-	-	(5)	(5)
Foreign government bonds	-	(37)	(37)	-	-	-
RMBS	-	-	-	1	(10)	(9)
CMBS	-	(8)	(8)	-	-	-
ABS	8	(266)	(258)	20	(196)	(176)
Hybrid and redeemable preferred
securities	-	-	-	18	-	18
Trading securities	14	(29)	(15)	33	(23)	10
Derivative investments	-	(2,658)	(2,658)	-	(216)	(216)
Other assets – indexed annuity ceded
embedded derivatives	515	(527)	(12)	-	-	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,937)	4,170	(767)	-	-	-
Total, net	$(4,390)	$581	$(3,809)	$368	$(666)	$(298)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2021 and 2020, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. During the second and third quarters of 2021, transfers into and out of Level 3 included free-standing and embedded derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. The updated valuation technique is considered industry standard and provides us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2021:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,594	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	-	6.8%	1.4%
Foreign government
bonds	106	Discounted cash flow	Liquidity/duration adjustment (2)	1.0%	-	8.8%	3.5%
ABS	19	Discounted cash flow	Liquidity/duration adjustment (2)	2.2%	-	2.2%	2.2%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	-	1.7%	1.7%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.6%	6.1%
Other assets:
GLB direct and ceded	1,753	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
embedded derivatives			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.08%	-	1.37%	0.93%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.55%

Indexed annuity ceded
embedded derivatives	495	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(4,758)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(146)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.08%	-	1.37%	0.93%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.55%

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

•Indexed annuity contracts embedded derivatives – For direct embedded derivatives, an increase in the lapse rate or mortality rate inputs would have resulted in a decrease in the fair value measurement.

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

•Gains (losses) on modification or early extinguishment of debt;

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Operating revenues:
Annuities	$1,267	$1,126	$3,720	$3,292
Retirement Plan Services	328	311	989	889
Life Insurance	2,325	2,127	6,293	5,587
Group Protection	1,243	1,184	3,743	3,608
Other Operations	42	40	125	131
Excluded realized gain (loss), pre-tax	36	572	(245)	(198)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	1	2	(6)
Total revenues	$5,241	$5,361	$14,627	$13,303

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$338	$196	$951	$694
Retirement Plan Services	60	50	178	119
Life Insurance	93	(311)	455	(177)
Group Protection	(32)	6	(12)	85
Other Operations	(152)	(74)	(307)	(202)
Excluded realized gain (loss), after-tax	29	452	(193)	(156)
Gain (loss) on modification or early extinguishment of debt, after-tax	(6)	-	(6)	(12)
Benefit ratio unlocking, after-tax	(12)	83	119	17
Acquisition and integration costs related to mergers
and acquisitions, after-tax	-	(4)	-	(12)
Net income (loss)	$318	$398	$1,185	$356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2021, compared with December 31, 2020, and the results of operations for the three and nine months ended September 30, 2021, compared with the corresponding periods in 2020 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

•The adequacy and collectability of reinsurance that we have obtained;

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

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect our business, results of operations and financial condition. The COVID-19 pandemic led to an extreme downturn in and volatility of the capital markets in the early part of 2020, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity. Although vaccinations are under way, hospitalization rates remain elevated in populations with lower vaccination rates due to COVID-19 variants. While states have eased restrictions and the capital markets have recovered, it is unclear when the economy will operate under normal conditions. Because the economic and regulatory environment continues to react and evolve, we cannot predict the full impact of the pandemic and ensuing conditions on our business and financial condition.

We continue to monitor vaccination rates and U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic in our Life Insurance and Group Protection segments. We expect elevated mortality in the fourth quarter of 2021 in our Life Insurance and Group Protection segments as a result of the impacts of the COVID-19 pandemic.

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

Spark and Strategic Digitization Initiatives

In the fourth quarter of 2021, we formally communicated our new expense savings initiative, the Spark Initiative, focused on driving efficiencies throughout all aspects of our business from leveraging automation to simplifying and improving process efficiency. In addition, this program will target benefits beyond cost savings including improving the way we work by focusing on reskilling and upskilling our valuable employee base.

Because we have almost completed the investments related to our strategic digitization initiative first announced in 2016, we integrated the remainder of those projected program amounts into the following table, which sets forth the projected net recurring benefits, one-time investments and net impact (in millions, pre-DAC and pre-tax) associated with the Spark Initiative and the balance of the strategic digitization initiative:

					2025+
	2021 (1)	2022 (2)	2023 (3)	2024	Run Rate
Net recurring benefits	$50	$100 - 120	$170 - 190	$260 - 280
One-time investments	(75)	(145 - 165)	(90 - 110)	(40 - 60)
Net impact	$(25)	$(25 - 65)	$60 - 100	$200 - 240	$260 - 300

(1)2021 includes approximately $20 million of net recurring benefits and approximately $15 million of one-time investments from the strategic digitization initiative.

(2)2022 includes approximately $30 million of net recurring benefits and approximately $5 million of one-time investments from the strategic digitization initiative.

(3)2023 and beyond includes approximately $35 million of net recurring benefits from the strategic digitization initiative.

Critical Accounting Policies and Estimates

The MD&A included in our 2020 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2020 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Unlocking

As stated in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Unlocking” in our 2020 Form 10-K, we conduct our annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products in the third quarter of each year. As a result of this review, we recorded unlocking that resulted in increases and decreases to the carrying values of these items. See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2020 Form 10-K for a detailed discussion of our unlocking process.

Details underlying the effect to net income (loss) from our unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2021	2020
Income (loss) from operations:
Annuities	$(5)	$(101)
Retirement Plan Services	-	(3)
Life Insurance	(26)	(440)
Excluded realized gain (loss)	6	58
Net income (loss)	$(25)	$(486)

Unlocking was driven primarily by the following:

2021

•For Annuities, unfavorable unlocking was driven by updates to policyholder behavior and interest rate assumptions, partially offset by favorable updates to expense assumptions.

•For Life Insurance, unfavorable unlocking was driven by updates to policyholder behavior and interest rate assumptions, partially offset by favorable updates to investment allocation assumptions.

•For excluded realized gain (loss), favorable unlocking was driven by updates to expense assumptions and other items, partially offset by unfavorable updates to policyholder behavior assumptions.

2020

As part of our annual comprehensive review in the third quarter of 2020, we updated our interest rate assumptions. These updates included lowering starting new money rates to reflect the current interest rate environment and reducing our long-term new money investment yield assumption by 50 basis points, resulting in an ultimate long-term assumption of 3.0% for a 10-year U.S. Treasury. As a result of these updates, we recorded unfavorable after-tax unlocking of $361 million for Life Insurance, $140 million for Annuities and $7 million for Retirement Plan Services.

•For Annuities, unfavorable unlocking was driven by updates to interest rate assumptions, partially offset by favorable updates to policyholder behavior assumptions and other items.

•For Retirement Plan Services, unfavorable unlocking was driven by updates to interest rate assumptions, partially offset by favorable updates to expense assumptions and other items.

•For Life Insurance, unfavorable unlocking was driven by updates to interest rate and policyholder behavior assumptions.

•For excluded realized gain (loss), favorable unlocking was driven by updates to policyholder behavior and expense assumptions, partially offset by unfavorable updates to other items.

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2020 Form 10-K.

If we had unlocked our RTM assumption as of September 30, 2021, we would have recorded favorable unlocking of approximately $440 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2021:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$537	$108,564	$224	$109,325
Priced by independent broker quotations	-	-	3,804	3,804
Priced by matrices	-	14,778	-	14,778
Priced by other methods (1)	-	-	3,747	3,747
Total	$537	$123,342	$7,775	$131,654

Percent of total	0%	94%	6%	100%

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

Guaranteed Living Benefits

Within our individual annuity business, 57% and 60% of our variable annuity account values contained guaranteed living benefit (“GLB”) features as of September 30, 2021 and 2020, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of September 30, 2021 and 2020, 9% and 21%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of September 30, 2021 and 2020, was $534 million and $1.2 billion, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) – Variable Annuity Net Derivative Results” below.

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

Acquisitions and Dispositions

For information about acquisitions and dispositions, see Note 3 in our 2020 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income (Loss)
Income (loss) from operations:
Annuities	$338	$196	$951	$694
Retirement Plan Services	60	50	178	119
Life Insurance	93	(311)	455	(177)
Group Protection	(32)	6	(12)	85
Other Operations	(152)	(74)	(307)	(202)
Excluded realized gain (loss), after-tax	29	452	(193)	(156)
Gain (loss) on modification or early extinguishment of debt, after-tax	(6)	-	(6)	(12)
Benefit ratio unlocking, after-tax	(12)	83	119	17
Acquisition and integration costs related to mergers
and acquisitions, after-tax	-	(4)	-	(12)
Net income (loss)	$318	$398	$1,185	$356

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Deposits
Annuities	$2,707	$2,539	$8,729	$8,751
Retirement Plan Services	2,411	2,374	7,839	7,459
Life Insurance	1,324	1,537	3,822	4,414
Total deposits	$6,442	$6,450	$20,390	$20,624

Net Flows
Annuities	$(841)	$(283)	$(1,913)	$303
Retirement Plan Services	(21)	362	843	(175)
Life Insurance	871	1,156	2,544	3,142
Total net flows	$9	$1,235	$1,474	$3,270

	As of September 30,
	2021	2020
Account Values
Annuities	$166,347	$144,848
Retirement Plan Services	95,606	80,571
Life Insurance	59,581	55,231
Total account values	$321,534	$280,650

Comparison of the Three Months Ended September 30, 2021 to 2020

Net income decreased due primarily to the following:

•Unfavorable variable annuity net derivative results.

•Unfavorable experience in our Group Protection segment driven by the COVID-19 pandemic.

•Unfavorable mortality in our Life Insurance segment.

•Higher legal expenses, trail commissions and incentive compensation, partially offset by continued focus on expense management.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•The effect of unlocking.

•Higher investment income on alternative investments, and higher prepayment and bond make-whole premiums.

•Growth in average account values, business in force and group earned premiums.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Net income increased due primarily to the following:

•Higher investment income on alternative investments, and higher prepayment and bond make-whole premiums.

•The effect of unlocking.

•Growth in average account values, business in force and group earned premiums.

The increase in net income was partially offset by the following:

•Unfavorable experience in our Group Protection segment driven by the COVID-19 pandemic.

•Higher legal expenses, trail commissions, incentive compensation and strategic digitization investments, partially offset by continued focus on expense management.

•Unfavorable variable annuity net derivative results, partially offset by improvement in credit losses.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$30	$17	$89	$92
Fee income	690	608	2,022	1,768
Net investment income	371	334	1,052	929
Operating realized gain (loss) (2)	49	57	152	160
Amortization of deferred gain on
business sold through reinsurance	7	8	19	24
Other revenues (3)	120	102	386	319
Total operating revenues	1,267	1,126	3,720	3,292
Operating Expenses
Interest credited	210	198	608	582
Benefits (1)	135	261	411	558
Commissions and other expenses	519	447	1,568	1,358
Total operating expenses	864	906	2,587	2,498
Income (loss) from operations before taxes	403	220	1,133	794
Federal income tax expense (benefit)	65	24	182	100
Income (loss) from operations	$338	$196	$951	$694

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

Comparison of the Three Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Lower benefits due to the effect of unlocking.

•Higher fee income driven by higher average daily variable account values.

•Higher net investment income, net of interest credited, driven by prepayment and bond make-whole premiums and investment income on alternative investments within our surplus portfolio.

The increase in income from operations was partially offset by higher commissions and other expenses due to trail commissions resulting from higher average account values and incentive compensation as a result of production performance, partially offset by expense management.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average daily variable account values.

•Lower benefits due to the effect of unlocking.

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

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

Strategic actions to re-price certain products in 2020 to respond to the low interest rate environment continued to contribute to lower deposits and negative net flows for the nine months ended September 30, 2021. We expect the trend of negative net flows to persist in the fourth quarter of 2021. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 8% for the three and nine months ended September 30, 2021, and 7% for the corresponding periods in 2020.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fee Income
Mortality, expense and other assessments	$692	$602	$2,016	$1,753
Surrender charges	3	2	7	13
DFEL:
Deferrals	(6)	(7)	(20)	(24)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	6	9	24	24
Unlocking	(5)	2	(5)	2
Total fee income	$690	$608	$2,022	$1,768

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Variable Account Value Information
Variable annuity deposits (1)	$1,345	$791	$3,732	$3,144
Increases (decreases) in variable annuity account values:
Net flows (1)	(1,471)	(1,464)	(4,830)	(3,548)
Change in market value (1)	(631)	6,004	10,694	3,311
Contract holder assessments (1)	(722)	(647)	(2,111)	(1,888)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	171	189	440	684
Variable annuity account values (1)	132,422	117,607	132,422	117,607
Average daily variable annuity account values (1)	135,777	117,809	133,203	113,905
Average daily S&P 500® Index (2)	4,424	3,318	4,158	3,105

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$302	$289	$866	$830
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	22	6	46	13
Surplus investments (2)	47	39	140	86
Total net investment income	$371	$334	$1,052	$929

Interest Credited
Amount provided to contract holders	$208	$190	$596	$566
DSI deferrals	(1)	-	(2)	(3)
Interest credited before DSI amortization	207	190	594	563
DSI amortization:
Amortization, excluding unlocking	4	7	15	18
Unlocking	(1)	1	(1)	1
Total interest credited	$210	$198	$608	$582

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

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed Account Value Information
Fixed annuity deposits (1)	$1,362	$1,748	$4,997	$5,607
Increases (decreases) in fixed annuity account values:
Net flows (1)	630	1,181	2,917	3,851
Contract holder assessments (1)	(21)	(17)	(67)	(46)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(171)	(189)	(440)	(684)
Reinvested interest credited (1)	145	586	1,815	597
Fixed annuity account values (1)(2)	33,925	27,241	33,925	27,241
Average fixed account values (1)(2)	33,804	26,559	32,031	24,998

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Benefits
Net death and other benefits, excluding unlocking	$127	$118	$403	$415
Unlocking	8	143	8	143
Total benefits	$135	$261	$411	$558

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commissions and Other Expenses
Commissions:
Deferrable	$99	$101	$340	$380
Non-deferrable	177	147	509	425
General and administrative expenses	105	102	321	312
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	1	1	2	2
Taxes, licenses and fees	9	8	31	26
Total expenses incurred, excluding broker-dealer	391	359	1,203	1,145
DAC deferrals	(113)	(118)	(384)	(431)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	278	241	819	714
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	105	99	334	295
Unlocking	(7)	(14)	(7)	(14)
Broker-dealer expenses incurred	143	121	422	363
Total commissions and other expenses	$519	$447	$1,568	$1,358

DAC Deferrals
As a percentage of sales/deposits	4.2%	4.6%	4.4%	4.9%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Fee income	$75	$65	$220	$184
Net investment income	245	240	742	686
Other revenues (1)	8	6	27	19
Total operating revenues	328	311	989	889
Operating Expenses
Interest credited	153	155	462	458
Benefits	1	1	2	2
Commissions and other expenses	102	97	309	294
Total operating expenses	256	253	773	754
Income (loss) from operations before taxes	72	58	216	135
Federal income tax expense (benefit)	12	8	38	16
Income (loss) from operations	$60	$50	$178	$119

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average variable account values.

•Higher net investment income, net of interest credited, driven by prepayment and bond make-whole premiums, investment income on alternative investments within our surplus portfolio and higher average fixed account values, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses driven by incentive compensation as a result of production performance and trail commissions resulting from higher average account values, partially offset by expense management.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio, prepayment and bond make-whole premiums and higher average fixed account values, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Higher fee income driven by higher average variable account values.

The increase in income from operations was partially offset by higher commissions and other expenses driven by trail commissions resulting from higher average account values and incentive compensation as a result of production performance, partially offset by expense management.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above for information about unlocking.

Additional Information

For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% for the three and nine months ended September 30, 2021, compared to 10% and 13%, respectively, for the corresponding periods in 2020.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 18% and 20% as of September 30, 2021 and 2020, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fee Income
Annuity expense assessments	$56	$47	$163	$134
Mutual fund fees	19	18	57	50
Total expense assessments	75	65	220	184
Surrender charges	-	-	-	-
Total fee income	$75	$65	$220	$184

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Flows By Market
Small market	$(43)	$113	$35	$284
Mid – large market	423	500	1,858	206
Multi-Fund® and other	(401)	(251)	(1,050)	(665)
Total net flows	$(21)	$362	$843	$(175)

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Variable Account Value Information
Variable annuity deposits (1)	$490	$372	$1,624	$1,246
Increases (decreases) in variable annuity account values:
Net flows (1)	(272)	(164)	(513)	(268)
Change in market value (1)	(57)	1,101	1,999	515
Contract holder assessments (1)	(47)	(39)	(137)	(114)
Variable annuity account values (1)	20,010	16,744	20,010	16,744
Average daily variable annuity account values (1)	20,582	16,715	19,969	15,975
Average daily S&P 500® Index	4,424	3,318	4,158	3,105

(1)Excludes the fixed portion of variable.

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Mutual Fund Account Value Information
Mutual fund deposits	$1,417	$1,434	$4,798	$4,219
Mutual fund net flows	394	435	1,759	(108)
Mutual fund account values (1)	52,444	41,511	52,444	41,511

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited, and fixed account values (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$206	$210	$622	$624
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	13	6	35	12
Surplus investments (2)	26	24	85	50
Total net investment income	$245	$240	$742	$686

Interest Credited	$153	$155	$462	$458

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

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed Account Value Information
Fixed annuity deposits (1)	$504	$568	$1,417	$1,994
Increases (decreases) in fixed annuity account values:
Net flows (1)	(143)	91	(403)	201
Reinvested interest credited (1)	154	155	461	455
Contract holder assessments (1)	(3)	(4)	(10)	(10)
Fixed annuity account values (1)	23,152	22,316	23,152	22,316
Average fixed account values (1)	23,066	22,009	23,026	21,387

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

Benefits

Benefits for this segment include changes in annuity benefit reserves.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$4	$4
Non-deferrable	20	18	59	52
General and administrative expenses	74	71	223	221
Taxes, licenses and fees	4	3	13	12
Total expenses incurred	99	93	299	289
DAC deferrals	(5)	(4)	(15)	(16)
Total expenses recognized before amortization	94	89	284	273
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	8	4	25	17
Unlocking	-	4	-	4
Total commissions and other expenses	$102	$97	$309	$294

DAC Deferrals
As a percentage of annuity sales/deposits	0.5%	0.4%	0.5%	0.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$256	$223	$767	$676
Fee income	1,230	1,141	3,014	2,865
Net investment income	832	761	2,493	2,035
Operating realized gain (loss) (2)	-	-	(4)	(5)
Amortization of deferred gain on
business sold through reinsurance	3	3	8	9
Other revenues	4	(1)	15	7
Total operating revenues	2,325	2,127	6,293	5,587
Operating Expenses
Interest credited	375	369	1,117	1,116
Benefits	976	1,428	3,148	3,465
Commissions and other expenses	861	730	1,468	1,250
Total operating expenses	2,212	2,527	5,733	5,831
Income (loss) from operations before taxes	113	(400)	560	(244)
Federal income tax expense (benefit)	20	(89)	105	(67)
Income (loss) from operations	$93	$(311)	$455	$(177)

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Lower benefits due to the effect of unlocking, partially offset by growth in business in force and unfavorable mortality.

•Higher fee income due to the effect of unlocking and growth in business in force, partially offset by the outcome of a reinsurance arbitration and lower DFEL amortization as a result of lower actual gross profits.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments and prepayment and bond make-whole premiums, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

The increase in income from operations was partially offset by higher commissions and other expenses due to the effect of unlocking and incentive compensation as a result of production performance, partially offset by expense management.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments and prepayment and bond make-whole premiums, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Lower benefits due to the effect of unlocking, partially offset by growth in business in force.

•Higher fee income due to the effect of unlocking, growth in business in force and higher DFEL amortization as a result of higher actual gross profits.

The increase in income from operations was partially offset by higher commissions and other expenses due to the effect of unlocking and incentive compensation as a result of production performance, partially offset by expense management.

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

Additional Information

Strategic repricing actions to respond to the low interest rate environment continued to contribute to lower sales for the nine months ended September 30, 2021, as compared to the corresponding period of 2020. For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fee Income
Cost of insurance assessments	$579	$592	$1,793	$1,776
Expense assessments	370	382	1,086	1,125
Surrender charges	6	9	24	25
DFEL:
Deferrals	(245)	(255)	(701)	(730)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	128	140	420	396
Unlocking	392	273	392	273
Total fee income	$1,230	$1,141	$3,014	$2,865

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales by Product
UL	$2	$3	$6	$17
MoneyGuard®	26	35	65	106
IUL	22	24	55	69
VUL	40	60	89	157
Term	42	28	106	100
Total individual life sales	132	150	321	449
Executive Benefits	34	36	85	66
Total sales	$166	$186	$406	$515

Net Flows
Deposits	$1,324	$1,537	$3,822	$4,414
Withdrawals and deaths	(453)	(381)	(1,278)	(1,272)
Net flows	$871	$1,156	$2,544	$3,142

Contract Holder Assessments	$1,297	$1,296	$3,846	$3,859

	As of September 30,
	2021	2020
Account Values
General account	$37,349	$37,434
Separate account	22,232	17,797
Total account values	$59,581	$55,231

In-Force Face Amount
UL and other	$357,624	$358,897
Term insurance	587,372	519,173
Total in-force face amount	$944,996	$878,070

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average General Account Values	$37,761	$37,770	$37,800	$37,776

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$641	$636	$1,927	$1,894
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	16	7	32	19
Alternative investments (2)	144	88	437	26
Surplus investments (3)	31	30	97	96
Total net investment income	$832	$761	$2,493	$2,035

Interest Credited	$375	$369	$1,117	$1,116

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Benefits
Death claims direct and assumed	$1,531	$1,245	$4,372	$4,107
Death claims ceded	(615)	(424)	(1,683)	(1,520)
Reserves released on death	(174)	(152)	(547)	(556)
Net death benefits	742	669	2,142	2,031
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	175	174	523	479
Unlocking	(190)	112	(190)	112
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	137	119	406	350
Unlocking	33	272	33	272
Other benefits (1)	79	82	234	221
Total benefits	$976	$1,428	$3,148	$3,465

Death claims per $1,000 of in-force	3.17	3.07	3.11	3.17

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commissions and Other Expenses
Commissions	$153	$171	$403	$535
General and administrative expenses	139	138	414	412
Expenses associated with reserve financing	25	25	74	74
Taxes, licenses and fees	37	46	116	128
Total expenses incurred	354	380	1,007	1,149
DAC and VOBA deferrals	(175)	(202)	(468)	(620)
Total expenses recognized before amortization	179	178	539	529
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	101	105	346	272
Unlocking	580	446	580	446
Other intangible amortization	1	1	3	3
Total commissions and other expenses	$861	$730	$1,468	$1,250

DAC and VOBA Deferrals
As a percentage of sales	105.4%	108.6%	115.3%	120.4%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2021, to the corresponding periods in 2020, the decrease was primarily a result of changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums	$1,107	$1,052	$3,333	$3,231
Net investment income	91	88	276	239
Other revenues (1)	45	44	134	138
Total operating revenues	1,243	1,184	3,743	3,608
Operating Expenses
Interest credited	1	1	4	4
Benefits	971	875	2,818	2,580
Commissions and other expenses	311	300	936	916
Total operating expenses	1,283	1,176	3,758	3,500
Income (loss) from operations before taxes	(40)	8	(15)	108
Federal income tax expense (benefit)	(8)	2	(3)	23
Income (loss) from operations	$(32)	$6	$(12)	$85

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income (Loss) from Operations by Product Line
Life	$(80)	$(37)	$(150)	$(56)
Disability	50	43	145	130
Dental	(2)	-	(7)	11
Income (loss) from operations	$(32)	$6	$(12)	$85

Comparison of the Three and Nine Months Ended September 30, 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by unfavorable experience in our life and disability businesses, partially offset by favorable reserve adjustments in our disability business. See “Additional Information” below for further discussion on the impacts to benefits.

•Higher commissions and other expenses due to incentive compensation as a result of production performance and investments in our claims organization to address higher claims volume attributable to the COVID-19 pandemic.

The decrease in income from operations was partially offset by higher insurance premiums due to growth in the business and favorable persistency.

Additionally, when comparing the nine months ended September 30, 2021 to 2020, the decrease in income from operations was also due to lower benefits in 2020 driven by lower utilization in our dental business, partially offset by higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio.

Additional Information

The total loss ratio for the three and nine months ended September 30, 2021, increased due primarily to higher incidence and new claims severity in our life business as a result of the impacts of the COVID-19 pandemic and higher incidence in our disability business, partially offset by favorable reserve adjustments of $16 million, after-tax, in 2021 as compared to unfavorable reserve adjustments of $3 million, after-tax, in 2020 due to modifying certain assumptions on the reserves in our disability business. In addition, for the nine months ended September 30, 2021, the total loss ratio increased due to lower utilization in our dental business in 2020 due to COVID-19 pandemic office closures. For a discussion of the expected and potential impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Insurance Premiums by Product Line
Life	$413	$394	$1,238	$1,216
Disability	638	592	1,923	1,813
Dental	56	66	172	202
Total insurance premiums	$1,107	$1,052	$3,333	$3,231

Sales by Product Line
Life	$22	$24	$101	$121
Disability	20	17	85	106
Dental	6	8	16	29
Total sales	$48	$49	$202	$256

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Benefits and Interest Credited by Product Line
Life	$434	$362	$1,179	$1,028
Disability	495	468	1,509	1,431
Dental	43	46	134	125
Total benefits and interest credited	$972	$876	$2,822	$2,584

Loss Ratios by Product Line
Life	105.1%	91.9%	95.2%	84.5%
Disability	77.7%	78.9%	78.5%	78.7%
Dental	75.7%	70.1%	78.0%	61.7%
Total	87.8%	83.2%	84.7%	79.8%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commissions and Other Expenses
Commissions	$88	$80	$266	$264
General and administrative expenses	179	164	534	500
Taxes, licenses and fees	30	30	92	91
Total expenses incurred	297	274	892	855
DAC deferrals	(19)	(9)	(61)	(50)
Total expenses recognized before amortization	278	265	831	805
DAC and VOBA amortization, net of interest (1)	26	26	81	86
Other intangible amortization	7	9	24	25
Total commissions and other expenses	$311	$300	$936	$916

DAC Deferrals
As a percentage of insurance premiums	1.7%	0.9%	1.8%	1.5%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues
Insurance premiums (1)	$1	$2	$9	$9
Net investment income	37	35	107	116
Other revenues	4	3	9	6
Total operating revenues	42	40	125	131
Operating Expenses
Interest credited	10	9	32	31
Benefits	21	33	59	80
Other expenses	117	10	171	24
Interest and debt expense	66	66	196	203
Strategic digitization expense	22	20	57	45
Total operating expenses	236	138	515	383
Income (loss) from operations before taxes	(194)	(98)	(390)	(252)
Federal income tax expense (benefit)	(42)	(24)	(83)	(50)
Income (loss) from operations	$(152)	$(74)	$(307)	$(202)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended September 30, 2021 to 2020

Loss from operations for Other Operations increased due primarily to higher other expenses related to a one-time legal expense and the effect of changes in our stock price on our deferred compensation plans, as our stock price increased during the third quarter of 2021, compared to a decrease during the third quarter of 2020.

The increase in loss from operations was partially offset by lower benefits due to modifying certain assumptions in 2020 on the reserves supporting our run-off institutional pension business.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses related to a one-time legal expense and the effect of changes in our stock price on our deferred compensation plans, as our stock price increased significantly during the nine months ended September 30, 2021, compared to a significant decrease during the nine months ended September 30, 2020.

•Higher strategic digitization expense as part of our strategic digitization initiative.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

The increase in loss from operations was partially offset by the following:

•Lower benefits attributable to favorable experience in our run-off institutional pension and disability income businesses and modifying certain assumptions in 2020 on the reserves supporting our institutional pension business.

•Lower interest and debt expense driven by a decline in average interest rates.

Additional Information

We expect to make continued investments as part of our strategic digitization and Spark initiatives. For more information, see “Introduction – Executive Summary – Spark and Strategic Digitization Initiatives” above.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative expenses:
Legal	$95	$-	$95	$-
Branding	10	12	30	31
Other (1)	16	2	52	10
Total general and administrative expenses	121	14	177	41
Taxes, licenses and fees (2)	(3)	(3)	(5)	(9)
Other (3)	(1)	(1)	(1)	(8)
Total other expenses	$117	$10	$171	$24

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

(3)Consists primarily of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$49	$57	$148	$155
Total excluded realized gain (loss)	36	572	(245)	(198)
Total realized gain (loss), pre-tax	$85	$629	$(97)	$(43)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$18	$51	$59	$(130)
Realized gain (loss) on the mark-to-market on
certain instruments (2)	8	(10)	26	28
Variable annuity net derivative results:
Hedge program performance, including unlocking
for GLB reserves hedged and benefit ratio unlocking	(4)	12	(32)	(555)
GLB NPR component	(2)	464	(148)	532
Total variable annuity net derivative results	(6)	476	(180)	(23)
Indexed annuity forward-starting option	(3)	18	21	(14)
Excluded realized gain (loss) including benefit
ratio unlocking, after-tax	17	535	(74)	(139)
Less: benefit ratio unlocking, after tax	(12)	83	119	17
Total excluded realized gain (loss), after-tax	$29	$452	$(193)	$(156)

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

Comparison of the Three Months Ended September 30, 2021 to 2020

We had lower realized gains due primarily to the following:

•Favorable variable annuity net derivative results in 2020 driven by an update to our non-performance risk (“NPR”) input to the fair value calculation of our GLB embedded derivatives and the effect of unlocking.

•Lower gains related to certain financial assets due to changes in economic projections associated with our review of credit losses for mortgage loans on real estate.

Comparison of the Nine Months Ended September 30, 2021 to 2020

We had lower realized losses due primarily to the following:

•Gains related to certain financial assets in 2021 as compared to losses in 2020 due to changes in economic projections associated with our review of credit losses for mortgage loans on real estate.

•Gains related to our indexed annuity forward-starting option driven by an increase in discount rates.

The lower realized losses are partially offset by unfavorable variable annuity net derivative results driven by an update to our NPR input to the fair value calculation of our GLB embedded derivatives in 2020 and the effects of unlocking, partially offset by less unfavorable hedge program performance due to less volatile capital markets.

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

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2020 Form 10-K for a discussion of the mark-to-market on certain instruments. We also recognize the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Variable Annuity Net Derivative Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivative Results” in our 2020 Form 10-K for a discussion of our variable annuity net derivative results and how our NPR adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Variable annuity hedge program assets (liabilities)	$1,090	$881	$640	$2,284	$4,040

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,511	$1,569	$1,619	$198	$(1,543)
NPR	94	98	101	333	717
Embedded derivative reserves	1,605	1,667	1,719	531	(826)
Insurance benefit reserves	(1,254)	(1,135)	(1,164)	(1,150)	(1,314)
Total variable annuity reserves – asset (liability)	$351	$532	$555	$(619)	$(2,140)

10-year credit default swap ("CDS") spread	1.18%	1.15%	1.28%	1.25%	1.34%
NPR factor related to 10-year CDS spread	0.74%	0.70%	0.78%	0.70%	0.80%

(1)Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

For information about the effect of changes in the NPR factor on our net income (loss), see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivative Results” in our 2020 Form 10-K.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Investments
Fixed maturity AFS securities	$122,085	$123,044	78.5%	79.9%
Trading securities	4,191	4,501	2.7%	2.9%
Equity securities	243	129	0.2%	0.1%
Mortgage loans on real estate	17,730	16,763	11.4%	10.9%
Real estate	10	10	0.0%	0.0%
Policy loans	2,379	2,426	1.5%	1.6%
Derivative investments	4,828	3,109	3.1%	2.0%
Alternative investments	2,497	1,944	1.6%	1.3%
Other investments	1,562	2,030	1.0%	1.3%
Total investments	$155,525	$153,956	100.0%	100.0%

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

	As of September 30, 2021
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,476	$2,203	$66	$18,613	15.2%
Basic industry	4,634	783	6	5,411	4.4%
Capital goods	7,457	1,081	28	8,510	7.0%
Communications	4,379	789	6	5,162	4.2%
Consumer cyclical	5,718	650	18	6,350	5.2%
Consumer non-cyclical	17,254	2,659	83	19,830	16.2%
Energy	5,351	826	15	6,162	5.1%
Technology	5,213	585	35	5,763	4.7%
Transportation	3,425	435	10	3,850	3.2%
Industrial other	2,090	179	13	2,256	1.8%
Utilities	14,288	2,450	31	16,707	13.7%
Government related entities	1,937	324	13	2,248	1.8%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,810	166	1	1,975	1.6%
Non-agency backed	384	55	1	438	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	492	31	1	522	0.4%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	20	1	-	21	0.1%
Non-agency backed	1,508	75	10	1,573	1.3%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	6,435	17	29	6,423	5.3%
Credit card	82	24	1	105	0.1%
Equipment receivables	7	-	-	7	0.0%
Home equity	250	56	-	306	0.3%
Manufactured housing	6	1	-	7	0.0%
Student loans	10	-	-	10	0.0%
Other	1,396	50	1	1,445	1.2%
Municipals:
Taxable	5,435	1,342	11	6,766	5.5%
Tax-exempt	108	27	-	135	0.1%
Government:
United States	385	60	2	443	0.4%
Foreign	455	64	7	512	0.4%
Hybrid and redeemable preferred securities	437	110	12	535	0.4%
Total fixed maturity AFS securities	107,442	15,043	400	122,085	100.0%
Trading Securities (2)	3,828	398	35	4,191
Equity Securities	216	48	21	243
Total fixed maturity AFS, trading and equity securities	$111,486	$15,489	$456	$126,519

	As of December 31, 2020
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$15,889	$2,836	$32	$18,693	15.2%
Basic industry	4,719	992	3	5,708	4.6%
Capital goods	7,323	1,402	13	8,712	7.1%
Communications	4,331	1,036	4	5,363	4.4%
Consumer cyclical	5,707	926	12	6,621	5.4%
Consumer non-cyclical	16,600	3,412	17	19,995	16.3%
Energy	5,605	877	24	6,458	5.2%
Technology	4,590	742	7	5,325	4.3%
Transportation	3,450	619	12	4,057	3.3%
Industrial other	2,082	224	6	2,300	1.9%
Utilities	14,096	3,198	6	17,288	14.1%
Government related entities	1,885	398	14	2,269	1.8%
CMOs:
Agency backed	1,874	216	1	2,089	1.7%
Non-agency backed	433	53	-	486	0.4%
MPTS:
Agency backed	457	44	-	501	0.4%
CMBS:
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,370	114	-	1,484	1.2%
ABS:
CLOs	5,571	23	11	5,583	4.5%
Credit card	78	31	1	108	0.1%
Equipment receivables	15	-	-	15	0.0%
Home equity	303	52	1	354	0.3%
Manufactured housing	7	1	-	8	0.0%
Student loans	17	1	-	18	0.0%
Other	1,050	50	2	1,098	0.9%
Municipals:
Taxable	5,249	1,532	-	6,781	5.5%
Tax-exempt	111	29	-	140	0.1%
Government:
United States	397	88	1	484	0.4%
Foreign	384	87	1	470	0.4%
Hybrid and redeemable preferred securities	548	97	30	615	0.5%
Total fixed maturity AFS securities	104,161	19,081	198	123,044	100.0%
Trading Securities (2)	4,072	477	48	4,501
Equity Securities	132	21	24	129
Total fixed maturity AFS, trading and equity securities	$108,365	$19,579	$270	$127,674

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of September 30, 2021			As of December 31, 2020
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$59,792	$68,292	55.9%	$57,934	$69,226	56.3%
2	BBB	43,659	49,547	40.6%	41,970	49,390	40.1%
Total investment grade securities		103,451	117,839	96.5%	99,904	118,616	96.4%

Below Investment Grade Securities
3	BB	2,561	2,808	2.3%	2,959	3,157	2.6%
4	B	1,306	1,318	1.1%	1,249	1,218	1.0%
5	CCC and lower	53	56	0.0%	46	48	0.0%
6	In or near default	71	64	0.1%	3	5	0.0%
Total below investment grade securities		3,991	4,246	3.5%	4,257	4,428	3.6%
Total fixed maturity AFS securities		$107,442	$122,085	100.0%	$104,161	$123,044	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.7%	3.5%		4.1%	3.6%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of September 30, 2021.

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

As of September 30, 2021, and December 31, 2020, 93% and 78%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of September 30, 2021, increased by $202 million since December 31, 2020. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of September 30, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(8) million and $(9) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and nine months ended September 30, 2021, respectively. In order to determine the amount of credit loss, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on our Consolidated Balance Sheets, we had $158.1 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $134.2 billion as of September 30, 2021. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $106.9 billion as of September 30, 2021, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

As of September 30, 2021, and December 31, 2020, the estimated fair value for all private placement securities was $20.0 billion and $19.1 billion, respectively, representing 13% and 12% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2020 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $274 million and represented less than 1% of our total investment portfolio as of September 30, 2021. Fixed maturity AFS securities represented $262 million, or 96%, and trading securities represented $12 million, or 4%, of the subprime exposure as of September 30, 2021. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2021:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$2,302	$2,496	$144	$158	$88	$104	$152	$177	$2,686	$2,935
ABS home equity	1	1	23	24	28	41	198	240	250	306
Total by type (2)(3)	$2,303	$2,497	$167	$182	$116	$145	$350	$417	$2,936	$3,241

Rating
AAA	$1,884	$2,046	$13	$13	$-	$-	$-	$-	$1,897	$2,059
AA	412	443	17	18	5	6	4	4	438	471
A	7	8	8	8	4	4	20	21	39	41
BBB	-	-	27	27	10	10	20	21	57	58
BB and below	-	-	102	116	97	125	306	371	505	612
Total by rating (2)(3)(4)	$2,303	$2,497	$167	$182	$116	$145	$350	$417	$2,936	$3,241

Origination Year
2011 and prior	$462	$521	$115	$130	$116	$145	$350	$417	$1,043	$1,213
2012	22	23	-	-	-	-	-	-	22	23
2013	147	160	-	-	-	-	-	-	147	160
2014	72	81	1	1	-	-	-	-	73	82
2015	176	191	15	16	-	-	-	-	191	207
2016	561	594	-	-	-	-	-	-	561	594
2017	285	311	-	-	-	-	-	-	285	311
2018	226	254	-	-	-	-	-	-	226	254
2019	174	186	1	1	-	-	-	-	175	187
2020	77	76	2	2	-	-	-	-	79	78
2021	101	100	33	32	-	-	-	-	134	132
Total by origination
year (2)(3)	$2,303	$2,497	$167	$182	$116	$145	$350	$417	$2,936	$3,241

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.7%	2.7%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.6%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $132 million and $155 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $103 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $103 million in trading securities consisted of $92 million prime and $11 million subprime.

(3)Does not include the fair value of trading securities totaling $105 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $105 million in trading securities consisted of $93 million prime and $12 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2021:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,473	$1,536	$55	$58	$1,528	$1,594

Rating
AAA	$1,284	$1,346	$11	$11	$1,295	$1,357
AA	189	190	39	41	228	231
A	-	-	5	6	5	6
Total by rating (1)(2)(3)	$1,473	$1,536	$55	$58	$1,528	$1,594

Origination Year
2011 and prior	$12	$14	$11	$14	$23	$28
2012	18	18	-	-	18	18
2013	133	135	-	-	133	135
2014	13	14	-	-	13	14
2015	25	27	-	-	25	27
2016	112	117	4	5	116	122
2017	322	347	-	-	322	347
2018	169	187	-	-	169	187
2019	299	315	-	-	299	315
2020	236	229	5	5	241	234
2021	134	133	35	34	169	167
Total by origination year (1)(2)	$1,473	$1,536	$55	$58	$1,528	$1,594

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.4%	1.3%

(1)Does not include the amortized cost of trading securities totaling $135 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $135 million in trading securities consisted of $54 million of multiple property CMBS and $81 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $136 million that primarily support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $136 million in trading securities consisted of $54 million of multiple property CMBS and $82 million of single property CMBS.

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

As of September 30, 2021, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $349 million and $405 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of September 30, 2021, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Healthcare	$1,484	9.5%	$49	12.3%	$1,435	9.4%
Technology	912	5.9%	35	8.8%	877	5.8%
ABS	3,718	23.8%	29	7.3%	3,689	24.3%
Food and beverage	638	4.1%	20	5.0%	618	4.1%
Banking	1,049	6.7%	20	5.0%	1,029	6.8%
Electric	467	3.0%	18	4.5%	449	3.0%
Brokerage asset management	419	2.7%	15	3.8%	404	2.7%
Aerospace and defense	345	2.2%	14	3.5%	331	2.2%
Industrial – other	329	2.1%	14	3.4%	315	2.1%
Pharmaceuticals	405	2.6%	12	3.0%	393	2.6%
Local authorities	518	3.3%	12	3.0%	506	3.3%
Finance companies	125	0.8%	12	3.0%	113	0.7%
Government owned, no guarantee	93	0.6%	11	2.8%	82	0.5%
Property and casualty	200	1.3%	10	2.5%	190	1.2%
Non agency CMBS	391	2.5%	10	2.4%	381	2.5%
Integrated	150	1.0%	10	2.4%	140	0.9%
Retail	240	1.5%	10	2.4%	230	1.5%
Transportation services	272	1.7%	7	1.8%	265	1.7%
Life	252	1.6%	7	1.8%	245	1.6%
Manufacturing	329	2.1%	7	1.8%	322	2.1%
Sovereign	134	0.9%	7	1.7%	127	0.8%
Project finance	188	1.2%	5	1.3%	183	1.2%
Industries with unrealized losses
less than $5 million	2,952	18.9%	66	16.5%	2,886	19.0%
Total by industry	$15,610	100.0%	$400	100.0%	$15,210	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	14.5%		100.0%		12.5%

As of September 30, 2021, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $75 million and $67 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2021
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,096	$732	$17,828	99.8%
Delinquent (1)	-	12	12	0.1%
Foreclosure (2)	-	21	21	0.1%
Total mortgage loans on real estate before allowance	17,096	765	17,861	100.0%
Allowance for credit losses	(115)	(16)	(131)
Total mortgage loans on real estate	$16,981	$749	$17,730

	As of December 31, 2020
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,230	$666	$16,896	99.6%
Delinquent (1)	-	42	42	0.2%
Foreclosure (2)	-	29	29	0.2%
Total mortgage loans on real estate before allowance	16,230	737	16,967	100.0%
Allowance for credit losses	(187)	(17)	(204)
Total mortgage loans on real estate	$16,043	$720	$16,763

(1)As of September 30, 2021, 2 commercial loans and 28 residential loans were delinquent. As of December 31, 2020, 2 commercial loans and 72 residential loans were delinquent.

(2)As of September 30, 2021, no commercial mortgage loans and 37 residential loans were in foreclosure. As of December 31, 2020, no commercial mortgage loans and 75 residential mortgage loans were in foreclosure.

As of September 30, 2021, there were 6 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 54 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $25 million. As of December 31, 2020, there were 4 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of less than $1 million and 76 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $34 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent as of September 30, 2021, and December 31, 2020, was less than $1 million. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of September 30, 2021, and December 31, 2020, was $12 million and $41 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
Segment
Annuities	$6,541	$5,934
Retirement Plan Services	4,343	4,152
Life Insurance	3,990	3,979
Group Protection	1,416	1,374
Other Operations	1,440	1,324
Total mortgage loans on real estate	$17,730	$16,763

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of September 30, 2021			As of September 30, 2021
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,740	33.8%	CA	$4,362	25.7%
Office building	3,846	22.7%	TX	1,592	9.4%
Industrial	3,703	21.8%	NY	1,077	6.3%
Retail	2,569	15.1%	GA	786	4.6%
Other commercial	661	3.9%	FL	725	4.3%
Hotel/motel	244	1.4%	MD	717	4.2%
Mixed use	218	1.3%	PA	702	4.1%
Total	$16,981	100.0%	WA	694	4.1%
Geographic Region			TN	555	3.3%
Pacific	5,383	31.7%	VA	522	3.1%
South Atlantic	3,586	21.1%	OH	520	3.1%
Middle Atlantic	2,055	12.1%	AZ	451	2.7%
West South Central	1,735	10.2%	NC	396	2.3%
East North Central	1,380	8.1%	IL	353	2.1%
Mountain	1,077	6.3%	WI	343	2.0%
East South Central	679	4.0%	UT	335	2.0%
West North Central	555	3.3%	OR	327	1.9%
New England	488	2.9%	Non U.S.	43	0.2%
Non-U.S.	43	0.3%	All other states	2,481	14.6%
Total	$16,981	100.0%	Total	$16,981	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of September 30, 2021
	Commercial	Residential	Total	%
Principal Repayment Year
2021	$197	$22	$219	1.2%
2022	1,035	9	1,044	5.8%
2023	807	10	817	4.6%
2024	1,273	10	1,283	7.2%
2025	1,160	11	1,171	6.6%
2026 and thereafter	12,639	680	13,319	74.6%
Total	$17,111	$742	$17,853	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Annuities	$18	$14	$55	$7
Retirement Plan Services	10	9	33	5
Life Insurance	144	88	437	26
Group Protection	12	9	36	5
Other Operations	4	3	13	2
Total (1)	$188	$123	$574	$45

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2021, and December 31, 2020, alternative investments included investments in 300 and 271 different partnerships, respectively, and the portfolio represented approximately 2% and 1%, respectively, of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

The carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing as of September 30, 2021, and December 31, 2020, was $14 million and $13 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Investment Income
Fixed maturity AFS securities	$1,099	$1,085	$3,300	$3,237
Trading securities	44	49	128	150
Equity securities	1	-	2	2
Mortgage loans on real estate	170	168	510	511
Policy loans	30	32	90	94
Invested cash	-	-	-	13
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	56	21	129	51
Alternative investments (2)	188	123	574	45
Consent fees	4	2	7	5
Other investments	25	19	44	33
Investment income	1,617	1,499	4,784	4,141
Investment expense	(41)	(41)	(114)	(136)
Net investment income	$1,576	$1,458	$4,670	$4,005

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	3.93%	4.09%	3.94%	4.15%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.17%	0.07%	0.13%	0.05%
Alternative investments	0.55%	0.38%	0.57%	0.05%
Net investment income yield on invested assets	4.65%	4.54%	4.64%	4.25%

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Overview

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flow from investing activities result from maturities and sales of investments. Our operating activities provided (used) cash of $108 million and $341 million for the nine months ended September 30, 2021 and 2020, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC is largely dependent upon the dividend capacity of its insurance subsidiaries as well as their ability to advance or repay funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance. The sources of liquidity and cash flow of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.

Disruptions, uncertainty or volatility in the capital and credit markets, including any current or future impacts related to the COVID-19 pandemic, may materially affect our business operations and results of operations. These poor market conditions may reduce our insurance subsidiaries’ statutory surplus and RBC requiring them to retain more capital and may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities. Available liquidity consists of cash and invested cash, excluding cash held as collateral, and certain short-term investments that can be readily converted into cash. As of September 30, 2021, the holding company had available liquidity of $754 million, which includes amounts related to the pre-funding of our $300 million senior notes due 2022. Our previously announced reinsurance transaction with Security Life of Denver Insurance Company, a subsidiary of Resolution Life, to reinsure liabilities under a block of in-force executive benefit and universal life policies in our Life Insurance business became effective as of October 1, 2021. The $1.2 billion in proceeds from this transaction will predominantly be used to fund incremental share repurchases of approximately $900 million that we expect to be completed by the end of the first quarter of 2022, with the remainder to be used for general corporate purposes, primarily paying down debt. See Note 7 herein for additional information. Based on the sources of liquidity and cash flow available to us as discussed below, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection. For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our

2020 Form 10-K and “Forward-Looking Statements – Cautionary Language” above. For a discussion of the impacts of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

Sources of Liquidity and Cash Flow

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$300	$80	$795	$486
Lincoln Investment Management Company	20	-	20	-
Lincoln National Management Corporation	-	5	-	5
Lincoln National Reinsurance Company (Barbados) Limited	-	-	75	150
Total dividends from subsidiaries	$320	$85	$890	$641

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	$29	$32	$84	$96

Other Cash Flow Items
Amounts received from (paid for taxes on)
stock option exercises and restricted stock, net	$3	$-	$20	$(7)

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of September 30, 2021, was approximately $1.9 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13 in our 2020 Form 10-K as updated by Note 10 herein. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $4.0 billion to finance a portion of the excess reserves as of September 30, 2021; of this amount, $3.1 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2020 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

Details underlying debt and financing activities (in millions) for the nine months ended September 30, 2021, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$-	$-	$-	$-	$300	$300

Long-Term Debt
Senior notes	$5,225	$-	$-	$(51)	$(309)	$4,865
Term loans	249	-	-	-	1	250
Subordinated notes (2)	-	995	-	-	-	995
Capital securities (2)	1,208	-	(995)	-	-	213
Total long-term debt	$6,682	$995	$(995)	$(51)	$(308)	$6,323

(1)Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the subordinated notes and capital securities.

During August 2021, we exchanged $562 million of our 7.00% capital securities due 2066 for $562 million of floating rate subordinated notes due 2066, and $433 million of our 6.05% capital securities due 2067 for $433 million of floating rate subordinated notes due 2067. The subordinated notes contain benchmark transition provisions that will allow us to determine the interest rate payable on the subordinated notes based on a new reference rate once LIBOR is unavailable. See Note 2 for additional information on reference rate reform. In connection with the exchange offer, we solicited and received the requisite number of consents to amend the indentures governing the remaining outstanding capital securities to eliminate various terms and conditions and other provisions, including the covenant that required us to make interest payments in accordance with an alternative coupon satisfaction mechanism upon the occurrence of certain trigger events.

For additional information about our short-term and long-term debt and our credit facilities, see Note 13 in our 2020 Form 10-K as updated by Note 10 herein.

If current credit ratings or claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of September 30, 2021. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2020 Form 10-K for more information. See “Part I – Item 1. Business – Financial Strength Ratings” in our 2020 Form 10-K for additional information on our financial strength ratings.

For information on our credit ratings, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2020 Form 10-K.

Alternative Sources of Liquidity

Inter-company Cash Management Program

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of September 30, 2021, the holding company had a net outstanding receivable (payable) of $(290) million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana and New Hampshire-domiciled insurance subsidiaries, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

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

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2021, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.3 billion. As of September 30, 2021, LNL had outstanding borrowings of $3.1 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2021, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of September 30, 2021, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $300 million. In addition, our insurance and reinsurance subsidiaries had access to $1.75 billion through committed repurchase agreements, of which $25 million was utilized as of September 30, 2021. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2021, we were in a net collateral payable position of $4.2 billion compared to $1.9 billion as of December 31, 2020. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 10 to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt.

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. On November 2, 2021, our Board of Directors approved an increase to the quarterly dividend on our common stock from $0.42 per share to $0.45 per share. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Free cash flow for the holding company generally represents the amount of dividends and interest received from subsidiaries less interest paid on debt. For additional information regarding share repurchases, see “Part II – Item 2(c)” below.

Details underlying this activity (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Dividends to common stockholders	$79	$77	$240	$233
Repurchase of common stock	200	-	455	225
Total cash returned to common stockholders	$279	$77	$695	$458

Number of shares repurchased	3.1	-	7.2	3.8

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Debt service (interest paid)	$70	$62	$214	$202
Capital contribution to subsidiaries	-	-	65	475
Total	$70	$62	$279	$677

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Hanks v. Lincoln Life & Annuity Company of New York and Voya Retirement Insurance and Annuity Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. On October 22, 2021, the parties informed the presiding judge that they have reached a settlement of the action, subject to court approval. The parties requested the suspension of the current case-schedule, including trial date, and 45 days to prepare a final settlement agreement and motion for preliminary approval. On October 25, 2021, the presiding judge approved the parties’ request. The terms of the provisional settlement remain confidential.

See Note 11 in “Part I – Item 1. Financial Statements” for further discussion regarding this matter and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended September 30, 2021 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
7/1/21 – 7/31/21	1,116,741	$61.27	1,116,741	$865

8/1/21 – 8/31/21	1,945,084	67.68	1,945,084	733

9/1/21 – 9/30/21	-	-	-	733

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended September 30, 2021, there were 3,061,825 shares purchased as part of publicly announced plans or programs.

(2)On February 19, 2020, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.66 billion.  As of September 30, 2021, our remaining security repurchase authorization was $733 million. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 102, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2021

3.1	Amended and Restated Bylaws of LNC, effective November 1, 2021, is incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 23, 2021.
3.2	Amended and Restated Bylaws of LNC, effective May 27, 2022, is incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 30, 2021.
4.1

Sixth Supplemental Junior Subordinated Indenture, dated August 11, 2021, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.2

Seventh Supplemental Junior Subordinated Indenture, dated August 11, 2021, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.3

Subordinated Indenture, dated August 11, 2021, between Lincoln National Corporation and The Bank of New York Mellon, as trustee, is incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.4

First Supplemental Subordinated Indenture, dated August 11, 2021, to Subordinated Indenture dated August 11, 2021, is incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.5

Second Supplemental Subordinated Indenture, dated August 11, 2021, to Subordinated Indenture dated August 11, 2021, is incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.6	Form of Floating Rate Subordinated Note due 2066 is incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.
4.7	Form of Floating Rate Subordinated Note due 2067 is incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

	By:	/s/ Randal J. Freitag
Randal J. Freitag Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Dated: November 4, 2021