Form 10-K
period 2021-12-31
LINCOLN NATIONAL CORP
filed 2022-02-17
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_______________________________________________________________________________________________________

FORM 10-K

_______________________________________________________________________________________________________

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $10.5 billion. Shares of common stock held by each executive officer and director and each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 11, 2022, 172,454,716 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 27, 2022, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions. LNC was organized under the laws of the state of Indiana in 1968. We currently maintain our principal executive offices in Radnor, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. As of December 31, 2021, LNC had consolidated assets of $387.3 billion and consolidated stockholders’ equity of $20.3 billion.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products. LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services. The distribution occurs primarily through consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”) and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2021, LFD had approximately 530 internal and external wholesalers (including sales and relationship managers). As of December 31, 2021, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 11,600 active producers who placed business with us within the last 24 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 21.

Acquisitions and Dispositions

On May 1, 2018, we completed the acquisition from Liberty Mutual Insurance Company of 100% of the capital stock of Liberty Life Assurance Company of Boston (“Liberty Life”), an operator of a group benefits business (the “Liberty Group Business”) and an individual life and individual and group annuity business (the “Liberty Life Business”). In connection with the acquisition, Liberty Life sold the Liberty Life Business on May 1, 2018, by entering into reinsurance agreements and related ancillary documents with Protective Life Insurance Company and its wholly-owned subsidiary, Protective Life and Annuity Insurance Company (together with Protective Life Insurance Company, “Protective”), providing for the reinsurance and administration of the Liberty Life Business. Liberty Life’s excess capital of $1.8 billion was paid to Liberty Mutual Insurance Company through an extraordinary dividend at the acquisition date. We paid $1.5 billion of cash to Liberty Mutual Insurance Company to acquire the Liberty Group Business. Effective September 1, 2019, Liberty Life’s name was changed to Lincoln Life Assurance Company of Boston (“LLACB”). Effective October 1, 2021, LLACB was merged into The Lincoln National Life Insurance Company (“LNL”).

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

Annuities have several features that are attractive to customers. Annuities are unique in that contract holders can select a variety of payout alternatives to provide an income flow for life. Many annuity contracts also include guarantee features (living and death benefits) that are not found in any other investment vehicle and that, we believe, make annuities attractive especially in times of economic uncertainty. In addition, growth on the underlying principal in annuities is typically granted tax-deferred treatment, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, potentially at lower tax rates occurring during retirement.

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

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies inside the funds themselves. These funds seek to reduce equity market volatility risk for both the contract holder and us. As of December 31, 2021 and 2020, the Managed Risk Strategies funds totaled $44.8 billion and $43.0 billion, respectively, or 33% and 34%, respectively, of total variable annuity product account values.

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

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits. In 2021, 72% of our variable annuity deposits were on products without guaranteed living benefit (“GLB”) riders, compared to 69% in 2020.

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

We offer optional guaranteed benefit riders including the Lincoln Lifetime IncomeSM Advantage 2.0 (Managed Risk), Lincoln Market SelectSM Advantage and Max 6 SelectSM Advantage riders. All provide contract holders with protected lifetime income that is based on a maximum rate of the income base that grows annually at either the greater of a specified simple rate (available each year a withdrawal is not taken for a specified period of time) or account value growth. The riders provide higher income if the contract holder delays withdrawals. The Lincoln Lifetime Income Advantage 2.0 (Managed Risk) and Lincoln Market Select Advantage riders are hybrid benefit riders combining aspects of GWB and GIB that provide a specified maximum rate of income. The Lincoln Max 6 Select Advantage rider provides contract holders with protected lifetime income up to a specified maximum rate of the income base and a lower specified maximum rate of the income base if the account value falls to zero. Contract holders under the Lincoln Lifetime Income SM Advantage 2.0 (Managed Risk) rider are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the Lincoln Market Select SM Advantage and Lincoln Max 6 Select SM Advantage riders are subject to restrictions on the allocation of their account value within the various investment choices.

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

In addition, we offer the i4LIFE® Advantage and i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) riders. These riders allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract. In general, GIB is an optional feature available with the i4LIFE Advantage rider and a non-optional feature on the i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) rider that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals). Contract holders under the i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) rider are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options.

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

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals. To mitigate the increased risks associated with guaranteed benefits, we utilize a dynamic hedging program. The dynamic hedging program uses equity, interest rate and currency futures positions, interest rate and total return swaps and equity-based options depending upon the risks underlying the guarantees. For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss)” in the MD&A. For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

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

Our fixed indexed annuities allow the contract holder to choose between a fixed interest crediting rate and an indexed interest crediting rate, which is based on the performance of the S&P 500® Index, the S&P 500 Daily Risk Control 5%TM Index, the J.P. Morgan First Trust Balanced Capital Strength 6SM Index, the J.P. Morgan First Trust Balanced Capital Strength 5SM Index, the BlackRock Dynamic Allocation Index, or the Fidelity AIMSM Dividend Index. The indexed interest credit is guaranteed never to be less than zero.

We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products. For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss)” in the MD&A.

Indexed Variable Annuities

Lincoln Level Advantage® is our indexed variable annuity product, which is commonly referred to in the industry as a registered index-linked annuity. Lincoln Level Advantage provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) and/or indexed accounts offered through the product. The value of the variable sub-accounts varies with the performance of the underlying variable funds chosen by the contract holder. The index interest crediting rate for an indexed account is based, in part, on the performance of an index. The available indices are the S&P 500® Index, the Russell 2000® Index, the MSCI EAFE and the Capital Strength Net Fee IndexSM.

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

Competition

The annuities market is very competitive and consists of many companies, with no one company dominating the market for all products. The Annuities segment competes with numerous other financial services companies. The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, breadth of product portfolio and features, speed to market, brand recognition, financial strength ratings, crediting rates and client service.

RETIREMENT PLAN SERVICES

Overview

The Retirement Plan Services segment provides employers with retirement plan products and services, primarily in the defined contribution retirement plan marketplace. Defined contribution plans are a popular employee benefit offered by employers large and small across a wide spectrum of industries. While our focus is employer-sponsored defined contribution plans, we also serve the defined benefit plan and individual retirement account (“IRA”) markets on a limited basis. We provide a variety of plan investment vehicles, including individual and group variable annuities, group fixed annuities and mutual fund-based programs. We also offer a broad array of plan services including plan recordkeeping, compliance testing, participant education and trust and custodial services through our affiliated trust company, Lincoln Financial Group Trust Company.

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market: LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program and Multi-Fund® variable annuity. The LINCOLN ALLIANCE program is a mutual fund-based record-keeping platform. These offerings primarily cover the 403(b), 401(k) and 457 plan marketplaces. The 403(b) plans are available to educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities; 401(k) plans are generally available to for-profit entities; and 457 plans are available to not-for-profit entities and state and local government entities. The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed-income.

LINCOLN DIRECTORSM group variable annuity is a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $10 million in account values. The LINCOLN DIRECTOR product offers participants a broad array of investment options from several fund families and a fixed account. The Retirement Plan Services segment earns revenue through asset charges and/or separate account charges, which are used to pay our fees for recordkeeping services. We also receive fees from the underlying mutual fund companies for the services we provide, and we earn investment margins on assets in the fixed account. Through the LINCOLN DIRECTOR product, as well the LINCOLN ALLIANCE® product discussed below, we also offer our proprietary YourPath® portfolios, a series of target-date portfolios for employer-sponsored retirement plans. These target-date portfolios are managed along multiple risk-based paths to support a more personalized investment approach based upon financial circumstances and risk tolerance. These target-date portfolios are also available with an income solution in the form of a GWB.

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid-large and large market employers, typically those that have defined contribution plans with $10 million or more in account value. The target market is primarily healthcare providers, public sector employers, corporations and educational institutions. The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services. The program allows the use of any mutual fund. We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants. We also earn investment margins on fixed annuities.

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

•Through a group annuity contract, we offer a series of products intended to fulfill future needs of retirement security for our clients. By offering a GWB inside a retirement plan, we provide plan sponsors a solution that gives participants the ability to participate in the market and receive guaranteed income for life while still maintaining access to their plan account balance. These products are available both to retirement plans where we provide plan recordkeeping services and those where we do not.

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

Competition

The retirement plan marketplace is very competitive and comprised of many providers with no one company dominating the market for all products. As stated above, we compete with numerous other financial services corporations in the small, mid and large employer markets. The main factors upon which entities in this market compete are product strength, technology, service model delivery, participant education models, quality of wholesale distribution access to intermediary firms and brand recognition. Our key differentiator is our high-touch, high-tech, digitally focused service model, which has been shown to drive positive outcomes for plan sponsors and participants.

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, both single (including COLI and BOLI) and survivorship versions of universal life insurance (“UL”), variable universal life insurance (“VUL”) and indexed universal life insurance (“IUL”) products, linked-benefit products (which are UL and VUL with riders providing for long-term care costs), and critical illness and long-term care riders, which can be attached to UL, VUL or IUL policies. Some of our products include secondary guarantees, which are discussed more fully below. Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest.

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

In general, the Life Insurance segment’s sources of revenue include premium payments, cost of insurance assessments, expense and fee charges and investment income. In turn, this segment incurs expenses, which include paying death claims, long-term care claims, and surrender benefits, crediting interest, accruing reserves for future claim payments, as well as other expenses related to the business. The difference between revenue collected and expenses incurred is the profit for the Life Insurance business. Profitability, including fluctuations from period to period, is impacted by factors such as changes in sales of products, mortality experience (the frequency and magnitude of mortality claims paid during a given period), persistency and investment income. The impact of each factor varies by product type.

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

We also offer fixed IUL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account values earn credits based on the performance of indexes such as the S&P 500® Index. These products include Lincoln WealthPreserve® IUL and Lincoln WealthAccumulate® IUL.

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

VUL

VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of variable funds offered through the product. The value of the variable portion of the contract holder’s account is driven by the performance of the underlying variable funds chosen by the contract holder. As the return on the investment portfolio increases or decreases, that portion of the account value of the VUL policy will increase or decrease. In addition, VUL products offer a fixed account option that is managed by us. As with fixed UL products, contract holders have access, within contractual maximums, to account values through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product. Our single life VUL offerings include Lincoln AssetEdge® VUL and Lincoln VULONE insurance products. Our COLI products are also VUL-type products.

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

Our secondary guarantee benefits maintain the flexibility of a traditional UL or VUL policy, which allow a contract holder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited. Additional premium may be deposited to extend the length of the guarantee. Reserves on UL and VUL products with secondary guarantees represented 39% and 38% of total life insurance in-force reserves as of December 31, 2021 and 2020, respectively.

Linked-Benefit Life Products and Products with Critical Illness Riders

Lincoln MoneyGuard®, our linked-benefit life product group, combines UL or VUL with long-term care insurance through the use of a rider or riders. The policy rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need, reducing the remaining death benefit, and, once the death benefit is exhausted, offers access to an additional pool of dollars that can be used for qualified long-term care expenses. Certain policies also provide a reduced death benefit to the contract holder’s beneficiary if the death benefit has been fully accelerated as long-term care benefits during the contract holder’s life.

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

Competition

The life insurance market is very competitive and consists of many companies with no one company dominating the market for all products. Principal competitive factors include product features, price, underwriting and issue process, customer service and insurers’ financial strength. With our broad distribution network, we compete in the three primary needs of life insurance: death benefit protection, accumulation and linked benefits (MoneyGuard). In addition, we use automated underwriting within a defined criteria as well as LincXpress®, a streamlined issue process, both of which are seen as marketplace competitive advantages.

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

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products and services, including short- and long-term disability, statutory disability and paid family medical leave administration and absence management services, term life, dental, vision and accident, critical illness and hospital indemnity benefits and services to the employer marketplace through various forms of employee-paid and employer-paid plans. Group Protection markets its products and services to employer groups of all sizes, from small companies with fewer than 100 employees to large employers with 10,000 or more employees, with enhanced disability and absence management competency.

Products

Disability Insurance and Services

We offer insured coverage for, as well as administrative services for employer self-funded, short- and long-term employer-sponsored group and voluntary disability insurance, which protects an employee against loss of wages due to illness or injury. Short-term disability insurance generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days. Long-term disability insurance provides benefits following a longer waiting period, usually between 90 and 180 days, and provides benefits for a longer period, ranging from 2 years to normal (Social Security) retirement age. The monthly benefits provided are subject to reduction when Social Security benefits are also paid. We also provide insured coverage for, as well as administrative services for employer self-funded, state-specific statutory disability and paid family leave programs as legislation is passed and implemented.

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

Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional, and voluntary term life insurance to employees and their dependents. Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment.

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

Accident, Critical Illness and Hospital Indemnity Insurance

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

We also offer employer-sponsored group critical illness insurance to employees and their covered dependents. This product is predominantly purchased on an employee-paid basis. The coverage provides for lump sum payouts upon the occurrence of one of the specified critical illness benefit triggers covered within a critical illness insurance policy. This product also includes benefits and services that assist employees and their family members in the prevention, early detection and treatment of critical illness events.

In 2021, we added hospital indemnity insurance to our suite of supplemental health solutions. Similar to our employer-sponsored group accident and critical illness insurance, hospital indemnity is offered to employees and their covered dependents and is predominantly purchased on an employee-paid basis. Hospital indemnity insurance provides scheduled benefits for hospital admission and daily confinement, as well as over 20 benefit triggers related to hospitalization due to an accident and/or illness.

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

OTHER OPERATIONS

Other Operations includes the financial data for operations that are not directly related to the business segments. Other Operations includes investments related to the excess capital in our insurance subsidiaries; corporate investments; benefit plan net liability; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity and insured funding-type of contracts; debt; and Spark and strategic digitization expenses. For more information on the Spark and strategic digitization initiatives, see “Introduction – Executive Summary – Significant Operational Matters” in the MD&A.

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

As of December 31, 2021, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured 20% of the death benefit in-force on newly issued life insurance contracts in 2021. As of December 31, 2021, 37% of our total individual life in-force amount was reinsured.

Some portions of our annuity business have been reinsured on either a coinsurance or a modified coinsurance basis with other companies to limit our exposure associated with fixed and variable annuities. In a coinsurance program, the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) based on their respective percentage of the risk. In a modified coinsurance program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances. For example, we use reinsurance to cover larger life and disability claims in our Group Protection business.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Protective, Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) and Athene Holding Ltd. (“Athene”) represent our largest reinsurance exposures. For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MD&A and Note 8. For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation. From time to time, the insurance laws, regulations, or regulatory guidance that specify the mortality and morbidity tables, interest rates and methods of valuation may be changed or interpreted differently, which may result in changes in the required reserves of our insurance subsidiaries. For more information on reserves, see “Critical Accounting Policies and Estimates – Future Contract Benefits” and “Critical Accounting Policies and Estimates –Other Contract Holder Funds” in the MD&A. For information on risks regarding changes in regulations, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our insurance subsidiary capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.”

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

Derivatives are used primarily for hedging purposes and, to a lesser extent, income generation. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in our GDB, GWB and GIB liabilities, interest rate fluctuations and credit, foreign exchange and equity risks. For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Consolidated Investments” in the MD&A, as well as Notes 1 and 4.

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

The insurer financial strength rating scales of A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) are characterized as follows:

•A.M. Best – A++ to D

•Fitch – AAA to C

•Moody’s – Aaa to C

•S&P – AAA to D

As of February 11, 2022, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate us, were as follows:

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

All of our insurer financial strength ratings are on outlook stable except for the ratings assigned by S&P, which are on outlook negative. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating. Ratings are not recommendations to buy our securities. See “Liquidity and Capital Resources – Ratings” in the MD&A for a discussion of our credit ratings.

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

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws. Our captive reinsurance and reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators. We have not received any material adverse findings resulting from state insurance department examinations of our insurance, reinsurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2021.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time. Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The NAIC has approved a series of statutory accounting principles (“SAP”) that have been adopted, in some cases with minor modifications, by virtually all state insurance departments. Changes in these statutory accounting principles can significantly affect our capital and surplus.

The NAIC’s adoption of the Valuation Manual that defines a principles-based reserving framework for newly issued life insurance policies was effective January 1, 2017. Principles-based reserving places a greater weight on our past experience and anticipated future experience and considers current economic conditions in calculating life insurance product reserves in accordance with statutory accounting principles. We adopted the framework for our newly issued term business in 2017 and phased in the framework through January 1, 2020, for all other newly issued life insurance products. We believe that these changes may reduce our future use of captive reinsurance and reinsurance subsidiaries for reserve financing transactions for our life insurance business. In August 2020, the NAIC approved changes to Actuarial Guideline XLIX (“AG49”) that affect the way insurance companies are permitted to illustrate certain IUL products. We are required to comply with the amended guideline, AG49-A, for any IUL products sold on, or after, December 14, 2020, and such compliance could impact our sales of such products. Also, in August 2021, the NAIC adopted modifications to the risk-based capital (“RBC”) charges for bonds, which resulted in an increase in required capital for our insurance subsidiaries as of December 31, 2021. The NAIC is also considering modifications to the economic scenario generator used to calculate life and annuity reserves according to the Valuation Manual (e.g., VM-20 and VM-21) and the required capital for these life and annuity contracts, as well as certain fixed annuity and single premium life insurance products, which could affect the level and volatility of statutory reserves and required capital for products in scope. For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our insurance subsidiary capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.” We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings, financial condition and results of operations.

For more information on statutory reserving and our use of captive reinsurance structures, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Insurance Subsidiaries’ Statutory Capital and Surplus” in the MD&A.

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

Other jurisdictions in which our insurance subsidiaries are licensed to transact business may have similar or additional requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements in those jurisdictions may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control. In addition, laws that govern the holding company structure also govern payment of dividends to us by our insurance subsidiaries. See “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends” in the MD&A for a discussion of restrictions on subsidiaries’ dividends and other payments.

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

As of December 31, 2021, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels. These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves such as through the issuance of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

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

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to numerous privacy laws and regulations. These laws require, among other things, that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure, disclose our collection practices to consumers and customers, and promptly notify and report certain types of incidents involving this data. The laws and regulations vary by jurisdiction, and it is expected that additional laws and regulations will continue to be enacted. While we employ robust and tested privacy and information security programs, as regulators establish further regulations for addressing consumer and customer privacy, we may need to amend our policies and adapt our internal procedures. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of consumer and client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.” For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses.”

Federal Initiatives

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. The marketplace continues to evolve in the changing regulatory environment.

Financial Reform Legislation

Since it was enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has imposed considerable reform in the financial services industry. The ongoing implementation continues to present challenges and uncertainties for financial market participants. For instance, the Dodd-Frank Act and corresponding global initiatives imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business. As we post and collect initial margin in compliance with requirements that began in September 2021, we continue to evaluate the ways we are required to manage our derivatives trading and the attendant liquidity requirements. For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and European Market Infrastructure Regulation relating to the regulation of derivatives transactions subject us to margin requirements, the impact of which remains uncertain.”

Our trading activities are also affected by the scheduled phaseout of the London Inter-Bank Offered Rate (“LIBOR”) (the publication of which is scheduled to cease by June 2023) and the use of alternative reference rates and related adjustments. We continue to prepare for and monitor developments regarding these changes in order to reduce potential disruptions. As financial services regulatory reform continues to evolve in the U.S. and abroad, and the marketplace continues to respond, the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain.

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

In June 2020, the DOL proposed a new prohibited transaction exemption, which was finalized in December 2020. The new exemption went into effect on February 16, 2021, and had a transition period for compliance through January 31, 2022. The new exemption allows the payment of compensation to investment advice fiduciaries who comply with the exemption’s requirements and generally tracks the standard set forth in Regulation Best Interest. It is uncertain whether there will be efforts to challenge or revise this rule in the future. In addition, the DOL has indicated in its regulatory agenda that it plans to issue updated guidance on the definition of fiduciary. It is uncertain at this point whether these changes would have a material impact on our business.

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

Federal Tax Legislation

In late 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act resulted in significant reforms for corporations (in addition to individuals), including a number of provisions that directly impacted insurance companies. The vast majority of the changes became effective January 1, 2018. Throughout 2021, the Internal Revenue Service and U.S. Treasury finalized published guidance on the various provisions of the Tax Act. The issuance of this and prior guidance has not changed our interpretation and related implementation of the law changes in the Tax Act.

In 2021, Congress introduced proposed tax legislation that included the creation of a 15% minimum tax on corporate book income for corporations with profits over $1 billion, a 1% excise tax on the value of stock repurchases, a limit on individual retirement account contributions, and continued child tax credit expansion. Some of these provisions may be reintroduced piecemeal in 2022.

Until enacted into the tax law, the potential impact on our business is uncertain. We will continue to be actively engaged with policymakers including the Biden Administration to ensure the impacts of tax policy changes on our business and our customers are well understood.

Outside of potential tax law changes, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. As a result, the Social Security Administration’s 2021 Annual Report projects that the SSDI reserves will not be depleted until 2034.

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

Broker-Dealer and Securities Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have subsidiaries that are registered as broker-dealers under the Exchange Act and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules. In addition, we have subsidiaries that are registered investment advisers under the Investment Advisers Act of 1940. Agents, advisers and employees registered or associated with any of our investment adviser or broker-dealer subsidiaries are subject to federal securities laws and to examination requirements and regulation by state and federal securities regulators. Regulation also extends to various LNC entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees. For more information about regulatory and litigation matters, see Note 13.

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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2021, we had a total of 10,848 employees, all based in the United States. Our mission is to help Americans achieve financial peace of mind by offering leading products and services. We believe that every move we make, including how we manage talent, shapes the future we share with our customers, communities and investors. Accordingly, each of our employees has access to important resources designed to, among other things, help them improve their well-being, understand the value of their work, develop their careers and thrive in a diverse and inclusive environment. From the moment our employees become part of Lincoln, they’re empowered to “Be Lincoln” by living and acting with integrity and optimism in their communities, relationships and daily interactions with colleagues and clients. Our enterprise strategy is driven by continued focus on this unique employee culture, including the following key areas:

Diversity, Equity and Inclusion

We believe that diversity, equity and inclusion are fundamental to our ability to deliver on our promise to help customers secure their financial futures. Our diversity, equity and inclusion strategy is designed to deliver outcomes based on objectives and milestones in our workplace, marketplace and the broader communities we serve. This strategy ensures that a culture of diversity, equity and inclusion permeates every level of our organization as well as our interactions with partners and suppliers.

Our Board of Directors provides executive oversight of stated priorities, progress and strategic plans to support diversity, equity and inclusion across the enterprise. Lincoln’s commitment to diversity, equity and inclusion begins at the highest level of management as a formal expectation of our leaders and all employees, as part of our performance management process. Our employees are actively involved in our efforts to further diversity, equity and inclusion at the company and beyond, through the work of our seven Business Resource Groups (“BRGs”). We maintain our BRG chapters nationwide across seven categories: African American, Asian American, Latino, LGBTQ+, People with Disabilities, Veterans and Women. Each BRG is sponsored and supported by senior leaders across the enterprise.

Employee Feedback and Employee Engagement

We actively listen to our employees in a variety of ways, including enterprise-wide and department-specific engagement surveys and focus groups, and we gather feedback on an ongoing basis. The Company conducts a comprehensive, company-wide engagement survey every two years, and often conducts department-specific pulse surveys in the alternate years, to inform our human resources strategy, measure progress and adjust plans, as necessary. We focus on equipping our managers to foster employee development and strengthen their voices. We support our managers through tools, resources and development programs to help them be the best leaders possible. We have also created tools to help managers develop and execute on targeted action plans to address areas of opportunity for their work groups.

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

Our vision is to foster a premier learning culture, one that enhances leadership effectiveness, accelerates employee development and helps drive business performance. Employees can access a range of learning and development opportunities including numerous instructor-led, self-paced and curated courses. We have partnered with Harvard Business Publishing, a subsidiary of Harvard Business School, to offer courses specifically designed for our mid-level employees and senior level leaders. All Lincoln employees can also access open online courses through two third-party providers.

Total Rewards and Employee Well-Being

We invest in our employees’ futures by offering market-competitive compensation and a broad range of health and wellness programs as well as retirement savings, financial health and protection plans. Our employees receive a personalized Your Total Rewards statement that provides a comprehensive look at their direct and indirect compensation - the total investment that we make in them.

We offer paid time off and various flexible work arrangements, in addition to benefits and wellness programs focusing on the physical, social and financial well-being of our employees. For eligible employees, such programs include:

•a subsidized medical plan with domestic partner eligibility, plus optional dental and vision, a health savings account with a company contribution and a healthcare flexible spending account;

•a well-being program provides access to personal health coaches, health screenings and flu shots, discounts and reimbursements for programs that promote health;

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

Health and Safety During COVID-19 Pandemic

To protect the health and safety of our employees and their loved ones during the COVID-19 pandemic, we have implemented comprehensive measures to safeguard employees in alignment with guidelines established by the U.S. Centers for Disease Control and state and local governments in the locations in which we operate. While at the close of 2021 our workforce is still primarily working from home, we have developed a new hybrid model that will ultimately provide flexibility for 95% of our employees moving forward. This model was informed by direct feedback from our workforce.

Several policies and programs are in place to enhance support for our employees, including Emergency Leave Time, which provides additional time off for employees if needed, related to the impacts of COVID-19. Additionally, we’ve increased internal communication regarding many of our existing benefits and programs that could help employees during this continued challenging time, such as our free mental health and wellness resources, including access to the EAP for employees and members of their households.

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

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continued to adversely affect us during 2021, and are expected to continue to adversely affect our earnings as well as our business, results of operations and financial condition in 2022. As a result of the pandemic and ensuing conditions, we have experienced and expect to continue to experience higher mortality claim payments due to an elevation in claim incidence. In addition, we have experienced and expect to continue to experience an increase in short-term and long-term disability claims related to the pandemic, and we may experience an increase in long-term disability claims due to the recessionary conditions and high levels of unemployment that emerged during the pandemic. Increased life and disability claim levels adversely affect our earnings. Our business may also be adversely affected by changes in consumer behavior as a result of financial stress due to the pandemic. Because the vast majority of our employees continue to work from home, along with many of our vendors and customers, and such conditions may continue well into 2022 and beyond, our business operations may be adversely impacted, among other things, due to privacy incidents, cybersecurity incidents, technological issues or operational disruptions on the part of our vendors, and we may experience distribution disruptions as we continue to sell our products virtually.

The severe restriction in economic activity caused by the COVID-19 pandemic and increased level of unemployment in the United States have contributed to increased volatility and uncertainty regarding expectations for the economy and markets going forward. Although states have eased restrictions and the capital markets have recovered, it is unclear when the economy will operate under normal or near-normal conditions. In response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020. In December 2021, in light of substantial progress in the economy since 2020 and elevated inflation, the Federal Reserve announced its intention to further reduce the monthly pace of its large-scale bond-buying program. Additionally, short-term interest rates are expected to slowly rise beginning in 2022, although we expect the continuation of the low interest rate environment to continue to adversely affect the interest margins of our businesses. For a discussion of specific risks related to economic and market conditions and low interest rates see the additional risk factors under “Market Conditions” below.

In addition, although the economic environment has continued to improve from the early part of 2020 and economic restrictions have eased, there could be ongoing weakness if there is a resurgence of COVID-19 cases that causes renewed restrictions on economic activity. This could impact select corporate industries and parts of the commercial mortgage loan market, which could lead to increased credit defaults and/or negative ratings migrations within our investment portfolio.

The continuing impacts of the pandemic may also have the effect of increasing the likelihood and/or magnitude of many of the other risks described below, including in particular the risks described under “Liquidity and Capital Position” and “Investments.” The ultimate impact on our business, results of operations and financial condition depends on the severity and duration of the COVID-19 pandemic and related health, economic and business impacts and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.

Weak conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Major central bank policy actions, slowing of global growth, inflation and political policy uncertainty remain key challenges for markets and our business. These macro-economic conditions have in the past and may in the future have an adverse effect on us given our credit and equity market exposure. In the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss and ratings downgrades due to market volatility.

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by inflation, higher unemployment, lower disposable income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we have experienced and expect to continue to experience an elevated incidence of claims, and we could experience changes in the rate of lapses or surrenders of policies or other changes in consumer behavior as a result of financial stress. Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy have in the past and could in the future affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

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

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products. However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease. As of December 31, 2021, 39% of our annuities business, 85% of our retirement plan services business and 88% of our life insurance business with guaranteed minimum interest or crediting rates were at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business. Currently, new money rates are at historically low levels, with the Federal Reserve decreasing the target range for the federal funds rate in March 2020 to a range of 0.00% to 0.25%. Due to the low interest rate environment, in 2019 and 2020 we updated our interest rate assumptions, and, as a result, recorded unfavorable after-tax unlocking during both years. Although we did not record significant unfavorable unlocking during 2021, we cannot give assurance that persistent low interest rates will not result in future unfavorable unlocking. For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Generally, a decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, like the one we are experiencing currently, our recorded policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened, thereby reducing net income in the affected reporting period. Accordingly, declining interest rates or sustained low-interest rates may materially affect our results of operations, financial condition and cash flows and significantly reduce our profitability. In addition, a decline in or sustained period of low market interest rates may make it more challenging for us to pass certain asset adequacy tests related to statutory reserves, given the required conservatism of some of the regulations with which we must comply. To meet these requirements, we may be required to post asset adequacy reserves, which, depending on the size of the reserve, could materially affect our financial results.

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

The increased fee income resulting from strong equity markets increases the estimated gross profits (“EGPs”) from variable insurance products. As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits. However, a decrease in the equity markets, depending upon the significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources. If we had unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2021, we would have recorded favorable unlocking of approximately $475 million, pre-tax, primarily within our Annuities segment. For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, sometimes lead to changes in business practices or additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, the NAIC is considering modifications to the economic scenario generator used to calculate life and annuity reserves according to the Valuation Manual (e.g. VM-20 and VM-21) and the required capital for these life and annuity contracts, as well as certain fixed annuity and single premium life insurance products, which could affect the level and volatility of statutory reserves and required capital for products in scope. The economic scenarios are a key input in the statutory reserve and required capital calculations for certain products, such as variable annuities. If the NAIC adopts an economic scenario generator that produces scenarios with characteristics that differ significantly from what the current economic scenario generator prescribed in these calculations would produce under the same circumstances, this could have a significant impact on the statutory reserves and required capital for products in scope upon adoption as well as affect how the statutory reserves and required capital for these products respond to changes in market conditions. We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings and financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation” for a discussion of additional changes under consideration and recent changes implemented by the NAIC, including changes to principles-based reserving and changes to actuarial guidelines, and the impact of such changes on our business.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2021, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries that would have a material adverse effect on our results of operations or financial condition.

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

Many of the employees and associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of consumer and client information that is accessible to, or in the possession of, our employees and our associates, including service providers, distribution partners, independent agents and others. It is possible that an employee or associate could, intentionally or unintentionally, disclose or misappropriate confidential consumer or client information or our data could be the subject of a cybersecurity attack. State and federal laws and regulations also require us to disclose our data collection and sharing practices to our consumers and customers and to provide certain consumers and customers with access to certain pieces of their personal information. We rely on various internal processes and associates to report our practices accurately and to respond appropriately to consumer and customer requests. We cannot predict what, if any, actions from U.S. state and federal regulators may be taken if we fail to maintain these processes or if we or our associates fail to comply with our policies or procedures. If we or our associates fail to comply with applicable processes, policies, procedures and controls, misappropriation or intentional or unintentional inappropriate disclosure or misuse of consumer or client information, or violation of applicable state or federal laws, could occur. Such an event could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties, which, in turn, could have a material impact on our business, financial condition and results of operations.

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

In June 2020, the DOL proposed a new prohibited transaction exemption, which was finalized in December 2020. The new exemption went into effect on February 16, 2021, and had a transition period for compliance through January 31, 2022. The new exemption allows the payment of compensation to investment advice fiduciaries who comply with the exemption’s requirements and generally tracks the standard set forth in Regulation Best Interest. It is uncertain whether there will be efforts to challenge or revise this rule in the future. In addition, the DOL has indicated in its regulatory agenda that it plans to issue updated guidance on the definition of fiduciary. It is uncertain at this point whether these changes would have a material impact on our business.

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

Currently in the U.S. Congress, tax policy changes are being considered related to the taxation of individuals and corporations. Changes to the individual tax system could affect the attractiveness of the products we sell, impacting our sales, product profitability and financial results. An increase in the marginal corporate tax rate or the reintroduction of a modified corporate minimum tax would negatively impact our earnings and free cash flows and also affect the value of our recorded deferred tax balances.

We continue to monitor and evaluate the various federal tax proposals put forward by the Biden Administration, and also those that are being considered by the various state and local jurisdictions as a direct or indirect result of the COVID-19 pandemic. Until such time that one or more of these proposals are introduced or enacted into law, the specific impact on our business is uncertain.

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

Implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and European Market Infrastructure Regulation relating to the regulation of derivatives transactions subjects us to margin requirements, the impact of which remains uncertain.

Significant rulemaking across numerous agencies within the federal government has been implemented since the enactment of the Dodd-Frank Act in 2010. The Dodd-Frank Act and corresponding global initiatives, including the European Market Infrastructure Regulation implemented in 2012, imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business. Significantly, swap documentation and processing requirements continue to change in light of rules for margining uncleared swaps. As we post and collect initial margin in compliance with requirements that began in September 2021, we continue to evaluate the ways we are required to manage our derivatives trading and the attendant liquidity requirements. We may not see the full impact of the implementation of these requirements until 2022, when we anticipate most of our derivatives will be in-scope for initial margin posting and collecting. In addition, our Europe-based swap providers may be subject to additional margin requirements with respect to equity options beginning in 2024, which may require us to post and collect additional initial margin. Until the application of initial margin requirements is complete, the impact of these provisions on liquidity and capital resources remains uncertain.

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

Specifically, in August 2018, the FASB released Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, which will result in significant changes to how we account for and report our insurance contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of deferred acquisition costs (“DAC”) and DAC-like intangibles.  These changes have and will continue to impose special demands on us in the areas of employee training, internal controls and disclosure and may affect how we manage our business, including business processes such as design of compensation plans, contract fulfillment, product design, etc. We will report results under the new accounting method as of the January 1, 2023, effective date. We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to better assess the effects as we progress with our implementation efforts. This ASU will significantly change the way we account for many of our existing and new insurance and annuity products and could potentially have an adverse impact to our stockholders’ equity, profit emergence and financial ratios. While we anticipate this impact may be material, the magnitude of the impact is significantly dependent on the interest rate environment at the time of implementation. See Note 2 for more information.

Our domestic insurance subsidiaries are subject to SAP. Any changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.

The NAIC also adopts changes to its regulations from time to time, which, depending on the scope of the change, could materially our financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation.”

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

In the event that our current sources of liquidity do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. See “Liquidity and Capital Resources – Ratings” in the MD&A for a description of our credit ratings. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions related to the transfer of funds and payment of dividends to LNC, including statutory limitations on the amount of dividends that can be paid. In addition, payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws of their respective jurisdictions requiring that our insurance subsidiaries hold a specified amount of minimum reserves in order to meet future obligations on their outstanding policies. In order to meet their claims-paying obligations, our insurance subsidiaries regularly monitor their reserves to ensure we hold sufficient amounts to cover actual or expected contract and claims payments. At times, we may determine that reserves in excess of the minimum may be needed to ensure sufficiency. See “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends and Other Payments” in the MD&A for additional information regarding these restrictions and requirements.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as principles-based reserving, our inability to obtain reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting treatment, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). Most of these factors are outside of our control. Our credit and insurer financial strength ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. In extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our VUL insurance guarantees and variable annuity guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves reduce the statutory surplus used in calculating our RBC ratios. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing, which may be on terms not as favorable as in the past.

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

If our businesses do not perform well and/or their estimated fair values decline or the price of our common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition. For example, during the fourth quarter of 2017, we recorded goodwill impairment of $905 million related to our Life Insurance segment. Future reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, although they would not affect the statutory capital of our insurance subsidiaries. As of December 31, 2021, we had a total of $1.8 billion of goodwill on our Consolidated Balance Sheets. For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 9. As of December 31, 2021, we had a deferred tax asset of $4.3 billion. If, based on available information, including about the performance of a business and its ability to generate future capital gains, we determine that it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such valuation allowance could have a material adverse effect on our results of operations and financial condition. For more information on our deferred income tax assets, see Note 6.

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

We reinsure a portion of the mortality risk on fully underwritten, newly issued, individual life insurance contracts. We regularly review retention limits for continued appropriateness and they may be changed in the future. In the event that we experience adverse mortality or morbidity experience, a significant portion of that is reimbursed by our reinsurers. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs and, ultimately, reinsurers being unwilling to offer future coverage. If we are unable to maintain our current level of reinsurance or obtain new reinsurance protection at comparable rates to what we are paying currently, we may have to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums or both. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

Catastrophes have impacted, and may in the future, adversely impact liabilities for contract holder claims.

Our insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic, an act of terrorism, natural disaster or other event that causes a large number of deaths or injuries, such as the COVID-19 pandemic that emerged during the first quarter of 2020. Neither the length nor severity of the COVID-19 pandemic, nor the likelihood, timing or severity of a future pandemic or other catastrophe, can be predicted. Additionally, the impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. In our group insurance operations, an event that affects the workplace of one or more of our group insurance customers, such as the COVID-19 pandemic, could cause a significant loss due to mortality or morbidity claims. During 2020 and 2021, we experienced a significant increase in mortality and morbidity claims associated with the COVID-19 pandemic, which negatively impacted our earnings for these years, as discussed further in “Introduction – Executive Summary” in the MD&A. The continuation of the COVID-19 pandemic, or future pandemics or other catastrophic events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

Operational Matters

We may not realize or sustain all of the benefits we expect from the Spark Initiative, our investments associated with the initiative could be greater than expected, and our efforts with respect to the initiative may result in disruption of our businesses or distraction of our management and employees, which could have a material effect on our business, financial condition and results of operations.

In November 2021, we formally communicated our new expense savings initiative, the Spark Initiative, focused on driving efficiencies throughout all aspects of our business, from leveraging automation to simplifying and improving process efficiency. In addition, this program is targeting benefits beyond cost savings, including improving the way we work by focusing on reskilling and upskilling our valuable employee base. The multi-year program will require significant investment and resource prioritization. If we do not successfully manage and execute the Spark Initiative, or if the program is inadequate or ineffective, we may not achieve all of the cost savings we expect from the initiative, or projected savings may be delayed or not sustained. In addition, our investments related to the program may be greater than expected, and the work we are undertaking with respect to the initiative could result in disruption of our business or distraction of our management and employees. If any of these risks occur, our business, financial condition and results of operations could be materially affected.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”). As of December 31, 2021, we ceded $776.2 billion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2021, we had $20.3 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $10.7 billion related to reinsurance agreements entered into with Protective in May 2018, providing for the reinsurance and administration of the Liberty Life Business sold to Protective in connection with the Liberty acquisition, and $4.7 billion related to the agreement entered into with Resolution Life in September 2021 for the reinsurance of liabilities under a block of in-force executive benefit and universal life policies in our Life Insurance business. The balance of the reinsurance is due from a diverse group of reinsurers. In addition, our modified coinsurance agreement with Athene to reinsure fixed annuity products resulted in a $5.0 billion deposit asset as of December 31, 2021. For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MD&A and Note 8.

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

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements. The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business. An increase in reinsurance rates may affect the profitability of our insurance business. Additionally, such a rate increase could result in our recapture of the business, which may result in a need for additional reserves and increase our exposure to claims. In recent years, we have faced a number of rate increase actions on in-force business, and reinsurers have initiated, and may in the future initiate, legal proceedings against us. Our management of these rate increase actions and the outcomes of legal proceedings have not to date had a material effect on our results of operations or financial condition, but we can make, no assurance regarding the impact of future rate increase actions or outcomes of legal proceedings. See Note 13 for a description of reinsurance related actions.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain qualified employees. Intense competition exists for employees with demonstrated ability, and the competition for talent has increased during 2021 due to pent-up demand, stimulus-induced growth and quicker-than-expected economic improvement. In addition, opportunities to work remotely have expanded the reach of recruiters and options for employees. As a result of this competition, we may be unable to hire or retain the qualified employees we need to support our business. Further, the unexpected loss of services of one or more of our key employees could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial condition. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining employees, including financial advisers, wholesalers and other employees, as well as independent distributors of our products.

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

Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense.

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

Publicly reported cyber-security threats and incidents have increased over recent periods, including a proliferation of ransomware attacks. Although our computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date, we have not had a material security breach. While we employ a robust and tested information security program, the preventative actions we take to reduce the incidence and severity of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks, including ransomware and malware attacks, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems, and, given the increasing sophistication of cyberattacks, in some cases, such incidents could occur and persist for an extended period of time without detection. As a result, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated. Such an occurrence may impede or interrupt our business operations, adversely affect our reputation or lead to increased expense, any of which could adversely affect our business, financial condition and results of operations.

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

Finally, our cyber liability insurance may not be sufficient to protect us against all losses resulting from any cyberattack or other interruption, breach in security or failure of our disaster recovery systems.

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

All of our ratings are on outlook stable except for the ratings assigned by S&P, which are on outlook negative. All of our ratings and ratings of our principal insurance subsidiaries are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or we can maintain these ratings. See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Ratings” in the MD&A for a description of our ratings.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of certain insurance subsidiaries are not maintained at specified levels.

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. Under these types of agreements, as of December 31, 2021, we held statutory reserves of $4.6 billion. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. See “Item 1. Business – Reinsurance” for a discussion of the indemnity reinsurance arrangements and the financial strength ratings and/or capital ratios that are required to be maintained under such arrangements. As of December 31, 2021, LNL’s and LLANY’s financial strength ratings and RBC ratios exceeded the ratings and ratios required under each agreement. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

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

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans on real estate, policy loans, limited partnership interests and other investments. These asset classes represented 29% of the carrying value of our total investments as of December 31, 2021. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

The elimination of LIBOR may affect the value of certain derivatives and floating rate securities we hold or have issued.

In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any benchmark administrator, or no longer be representative (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. Since the initial announcement in 2017, we have been monitoring developments, determining how our hedging strategies, asset portfolio, liabilities, systems and operations may be affected by the transition and taking actions to prepare for the transition to a post-LIBOR environment. Although we have taken actions to mitigate many of the potential risks, the transition to alternative reference rates may still adversely affect the value of certain derivatives and floating rate securities we hold and the value of our remaining outstanding floating rate capital securities. The ultimate effect of the discontinuation of LIBOR on new or existing financial instruments, liabilities or operational processes will vary depending on a number of factors, including the fallback provisions in contracts; adoption of replacement language in contracts where such language is currently absent; potential changes in spreads causing valuation changes; treatment of hedge effectiveness; and impacts on our models and systems. See Note 2 for additional information on reference rate reform.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, LNC and our subsidiaries owned or leased 2.8 million square feet of office and other space. We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania, which includes space for LFN. We leased 0.2 million square feet of office space in Radnor, Pennsylvania, for our corporate center and for LFD. We owned or leased 0.6 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments. We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment. We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, 0.2 million square feet of office space in Atlanta, Georgia, and 0.1 million square feet in Dover, New Hampshire, primarily for our Group Protection segment. An additional 0.5 million square feet of office space is owned or leased in other U.S. cities for branch offices. This discussion regarding properties does not include information on field offices and investment properties.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Information About our Executive Officers

Our Executive Officers as of February 11, 2022, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	72	President, Chief Executive Officer and Director (since July 2007). President, Chief Operating Officer and Director (April 2006 - July 2007).

Craig T. Beazer	54

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

Ellen Cooper	57	Executive Vice President (since August 2012), Head of Enterprise Risk (since 2019) and Head of Annuity Solutions Group (since March 2021). Chief Investment Officer (August 2012 - November 2021).

Randal J. Freitag	59

Executive Vice President and Chief Financial Officer (since January 2011) and Head of Individual Life (since June 2017). Senior Vice President, Chief Risk Officer (2007 - December 2010). Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).

John C. Kennedy	55	Executive Vice President and President, LFD (2) (since March 2021). Senior Vice President and Head of Retirement Solutions Distribution for LFD (September 2009 - March 2021).

Jennifer Warne Krow	47	Executive Vice President and Chief People Officer (since June 2021). Senior Vice President, Chief Talent Officer and Head of HR Business Partnering (March 2011 - June 2021).

Jamie B. Ohl	56

Executive Vice President (since July 2018), President, Workplace Solutions (since December 2020), Head of Life and Annuity Operations (since July 2018) and Head of Brand (since March 2021). President, Retirement Plan Services (August 2015 - December 2020).

Kenneth S. Solon	61

Executive Vice President, Chief Information Officer, Head of IT and Digital (since July 2018) and Head of Enterprise Services (since March 2021). Executive Vice President, Chief Information Officer and Head of Administrative Services (January 2016 - July 2018). Senior Vice President, Head of Technology (March 2015 - December 2015). Senior Vice President, Head of Shared Services and Technology (January 2010 - March 2015).

(1)Age shown is based on the officer’s age as of February 11, 2022.

(2)Denotes an affiliate of LNC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC. As of February 11, 2022, the number of shareholders of record of our common stock was 5,614. The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Subsidiaries’ Dividends” and Note 19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2021 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
10/1/21 – 10/31/21	5,409,792	$73.94	5,409,792	$333

11/1/21 – 11/30/21	1,403,317	72.13	1,403,317	1,413

12/1/21 – 12/31/21	2,245,245	66.28	2,245,245	1,264

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended December 31, 2021, there were 9,058,354 shares purchased as part of publicly announced plans or programs.

(2)On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of December 31, 2021, our remaining security repurchase authorization was $1.3 billion. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2021, compared with December 31, 2020, and the results of operations in 2021 compared to 2020 of Lincoln National Corporation and its consolidated subsidiaries. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

•Changes in accounting principles that may affect our business, results of operations and financial condition, including the pending implementation of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts;

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

•The inability to realize or sustain the benefits we expect from, greater than expected investments in, and the potential impact of efforts related to, our strategic initiatives, including the Spark Initiative;

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

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continued to adversely affect us during 2021 and are expected to continue to adversely affect our business, results of operations and financial condition in 2022. The COVID-19 pandemic led to an extreme downturn in and volatility of the capital markets in the early part of 2020, record-low interest rates and wide-ranging changes in consumer behavior, including as a result of quarantines, shelter-in-place orders and limitations on business activity. While various treatments and vaccines are now available, COVID-19 variants continue to emerge, which could prolong or lead to increased hospitalization and death rates. We continue to monitor U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic on our Life Insurance and Group Protection segments. See “Additional Information” within Results of Life Insurance and Results of Group Protection below for expected impacts of the COVID-19 pandemic in the first quarter of 2022.

The ultimate impact on our business, results of operations and financial condition depends on the severity and duration of the COVID-19 pandemic and related health, economic and business impacts and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. For more information on the risks related to the COVID-19 pandemic, see “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” above.

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

In response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020. In December 2021, in light of substantial progress since 2020 in the economy and elevated inflation, the Federal Reserve announced its intention to further reduce the monthly pace of its large-scale bond-buying program. Additionally, short-term interest rates are expected to slowly rise beginning in 2022, although we expect the continuation of the low interest rate environment to continue to adversely affect the interest margins of our businesses. We continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this continued low interest rate environment. For risks related to sustained low interest rates, see “Significant Operational Matters – Sustained Low Interest Rate Environment” below and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals.”

In addition, although the economic environment has continued to improve from the early part of 2020 and economic restrictions have eased, there could be ongoing weakness if there is a resurgence of COVID-19 cases that causes renewed restrictions on economic activity. This could impact select corporate industries and parts of the commercial mortgage loan market, which could lead to increased credit defaults and/or negative ratings migrations within our investment portfolio. We continue to closely monitor developments relating to the COVID-19 pandemic.

For more information on the risks related to the COVID-19 pandemic, see “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” above.

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

Significant Operational Matters

Spark and Strategic Digitization Initiatives

In the fourth quarter of 2021, we formally communicated our new expense savings initiative, the Spark Initiative, focused on driving efficiencies throughout all aspects of our business, from leveraging automation to simplifying and improving process efficiency. In addition, this program will target benefits beyond cost savings including improving the way we work by focusing on reskilling and upskilling our valuable employee base.

Because we have almost completed the investments related to our strategic digitization initiative first announced in 2016, we have integrated the 2021 strategic digitization initiative program amounts and the remainder of the program’s projected amounts into the amounts associated with the Spark Initiative. During 2021, we recognized benefits of approximately $9 million, pre-DAC and pre-tax, net of investments, as a result of these initiatives. We expect the greatest level of investments in 2022, with investments expected to exceed benefits by approximately $25 million to $65 million, pre-DAC and pre-tax. We ultimately expect to realize annual benefits of approximately $260 million to $300 million, pre-DAC and pre-tax, net of investments, by the end of 2024.

For risks related to the Spark Initiative, see “Part I – Item 1A. Risk Factors – Operational Matters – We may not realize or sustain all of the benefits we expect from the Spark Initiative, our investments associated with the initiative could be greater than expected, and our efforts with respect to the initiative may result in disruption of our businesses or distraction of our management and employees, which could have a material effect on our business, financial condition and results of operations” above.

Targeted Annual Operating Earnings Per Share Growth

Growth in operating earnings per share (“EPS”) is a key driver of our long-term performance. We believe that the key drivers to growing our operating EPS over time include:

•Generating new business and positive net flows through our product development and distribution;

•Capital markets performing in-line with our expectations;

•Ongoing expense discipline as well as our Spark and strategic digitization initiatives driving improvement in operating margins; and

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

	For the Years Ended December 31,
	2021	2020	2019
Investment spread (1)	27.1%	16.6%	19.2%
Mortality/morbidity (2)	8.6%	1.4%	23.5%
Fees on AUM (3)	62.0%	88.8%	55.2%
VA riders (4)	2.3%	-6.8%	2.1%
Total (5)	100.0%	100.0%	100.0%

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

(5)The sources of earnings components include the effect of unlocking resulting from our comprehensive review of assumptions, which for 2020 and 2019 were significantly unfavorable. See “Critical Accounting Policies and Estimates – Annual Assumption Review” below for more information.

See Note 21 for additional information on income (loss) from operations by segment.

Sustained Low Interest Rate Environment

Although we have been proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this continued low interest rate environment, declines in our spread, or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products, could have an adverse effect on some of our businesses or results of operations. We have provided disclosures around interest rate risk in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals,” “Critical Accounting Policies and Estimates – Annual Assumption Review – Long-Term New Money Investment Yield Sensitivity” below and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Variable Annuity Hedge Program Performance

We offer variable annuity products with living benefit guarantees. As described below in “Critical Accounting Policies and Estimates – Future Contract Benefits – GLB,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the guaranteed living benefit (“GLB”) embedded derivatives and benefit ratio unlocking in certain of our variable annuity products. The income statement effect due to the change in fair value of these instruments tends to move in the opposite direction of the change in embedded derivative reserves and benefit ratio unlocking. These results are excluded from the Annuities and Retirement Plan Services segments’ operating revenues and income (loss) from operations (see Note 21). See “Realized Gain (Loss) – Variable Annuity Net Derivatives Results” below for information on our methodology for calculating the non-performance risk (“NPR”), which affects the discount rate used in the calculation of the GLB embedded derivative reserves.

We also offer variable annuity products with death benefit guarantees. As described below in “Critical Accounting Policies and Estimates – Future Contract Benefits – GDB,” we use derivative instruments to hedge the income statement effect of the guaranteed death benefit (“GDB”) benefit ratio unlocking for movements in equity markets. These results are excluded from income (loss) from operations (see Note 21).

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

Outlook

Management expects to continue focusing on the following in 2022:

•Selling new business at attractive returns while increasing consumer choice, expanding customer value propositions and leveraging digital capabilities;

•Monitoring and adjusting product pricing to ensure we are achieving the necessary return on capital;

•Focusing a large majority of our new business mix on products without long-term guarantees, which are less sensitive to interest rates, in line with our long-term growth strategies;

•Exploring reinsurance and other strategies to maximize the value of our existing blocks of business;

•Making investments in our businesses, product innovation and distribution to grow revenues, drive margin expansion and reduce costs;

•Focusing on expense discipline and managing our expenses aggressively, including executing the recently announced Spark Initiative to drive efficiencies throughout all aspects of our business;

•Closely monitoring our capital and liquidity positions taking into account changing economic conditions, ongoing regulatory activities and our capital deployment strategy;

•Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;

•Implementing the FASB ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, for adoption on January 1, 2023; and

•Maintaining risk management and the flexibility to adjust our hedge program in response to regulatory and other changes.

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

DAC, VOBA, DSI and DFEL

Deferrals

Qualifying deferrable acquisition expenses are recorded as an asset on our Consolidated Balance Sheets as DAC for products we sold during a period or VOBA for books of business we acquired during a period. In addition, we defer costs associated with DSI and revenues associated with DFEL. DSI is an asset included within other assets on our Consolidated Balance Sheets, and when amortized, increases interest credited on our Consolidated Statements of Comprehensive Income (Loss). DFEL is a liability included within other contract holder funds on our Consolidated Balance Sheets, and when amortized, increases fee income on our Consolidated Statements of Comprehensive Income (Loss).

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

•Trail commissions; and

•Other general overhead.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2021, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$4,224	$221	$6,430	$171	$11,046
Unrealized (gain) loss	(138)	(69)	(4,758)	-	(4,965)
Carrying value	$4,086	$152	$1,672	$171	$6,081

DSI
Gross	$165	$14	$32	$-	$211
Unrealized (gain) loss	(7)	-	(1)	-	(8)
Carrying value	$158	$14	$31	$-	$203

DFEL
Gross	$298	$-	$3,026	$-	$3,324
Unrealized (gain) loss	(2)	-	(2,907)	-	(2,909)
Carrying value	$296	$-	$119	$-	$415

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

Amortization

For our traditional life insurance and group protection products, we amortize deferrable acquisition costs either on a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. DAC for variable annuity and deferred fixed annuity contracts and UL and variable universal life insurance (“VUL”) policies is amortized over the expected lives of the contracts in relation to the incidence of EGPs derived from the contracts.

EGPs vary based on a number of factors, including assumptions about policy persistency, mortality, fee income, investment margins, expense margins and realized gains and losses on investments. When actual gross profits are higher in the period than EGPs, we recognize more amortization than planned. When actual gross profits are lower in the period than EGPs, we recognize less amortization than planned. In a calendar year where the gross profits for a certain group of policies, or “cohorts,” are negative, our actuarial process limits, or floors, the amortization expense offset to zero. For a discussion of the periods over which we amortize our DAC, VOBA, DSI and DFEL see “DAC, VOBA, DSI and DFEL” in Note 1.

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used for our EGPs underlying the amortization of DAC, VOBA, DSI and DFEL that may result in unlocking of assumptions. See “Annual Assumption Review” below for more information.

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

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process. Under our RTM process, future EGPs are projected using stochastic modeling of a large number of market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality rates to develop a statistical distribution of the present value of future EGPs for our variable annuity products. Because variable fund returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs need not be affected by random short-term and insignificant deviations from expectations in variable fund returns. However, long-term or significant deviations from expected variable fund returns require a change to best estimate projections of EGPs and unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits. The statistical distribution is designed to identify when the deviations from expected returns have become significant enough to warrant a change of the future variable fund growth rate assumption.

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate decrease of approximately 19% followed by growth going forward of 6.5% to 8.25% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments. If we had unlocked our RTM assumption as of December 31, 2021, we would have recorded favorable unlocking of approximately $475 million, pre-tax, primarily within our Annuities segment.

Investments

Investments are an integral part of our operations, and we invest in fixed maturity securities that are primarily classified as AFS and carried at fair value with the difference from amortized cost due to factors other than credit loss included in stockholders’ equity as a component of AOCI. The difference between amortized cost and fair value due to credit loss impairment is recognized in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). We also invest in equity securities that are carried at fair value with changes in fair value recognized in realized gain (loss). See “Consolidated Investments” below for more information.

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

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2021:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$521	$105,150	$215	$105,886
Priced by independent broker quotations	-	-	4,391	4,391
Priced by matrices	-	15,117	-	15,117
Priced by other methods (1)	-	-	3,805	3,805
Total	$521	$120,267	$8,411	$129,199

Percent of total	0%	93%	7%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our fixed maturity AFS securities classified within Level 3 of the fair value hierarchy as of December 31, 2021 and 2020, see Notes 1 and 20.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active. Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread. As of December 31, 2021, we evaluated the markets that our securities trade in and concluded that none were inactive. We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information. We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations when sufficient security structure or other market information is not available to produce an evaluation. For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant. Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy. As of December 31, 2021, we used broker quotes for 99 securities as our final price source, representing 1% of total securities owned.

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

Derivatives

Derivatives are primarily used for hedging purposes. We hedge certain portions of our exposure to interest rate risk, default risk, basis risk, equity market risk, credit risk and foreign currency exchange risk by entering into derivative transactions. We also purchase and issue financial instruments that contain embedded derivative instruments. See “Future Contract Benefits” and “Other Contract Holder Funds” below for information on embedded derivatives. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.

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

For more information on derivatives, see Notes 1 and 5. For more information on market exposures associated with our derivatives, including sensitivities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Future Contract Benefits

Reserves

Reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. Generally, the reserves in excess of account value are reported within future contract benefits on our Consolidated Balance Sheets. Establishing adequate reserves for our obligations to contract holders requires assumptions to be made that are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. Significant assumptions include mortality rates, morbidity, policy persistency and interest rates. We periodically review our experience and update our policy reserves for new issues and reserve for all claims incurred, as we believe appropriate.

GLB

We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives. Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves. We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature. Through our hybrid accounting approach, for reserve calculation purposes we assign product cash flows to the embedded derivative or insurance portion of the reserves based on the life-contingent nature of the benefits. We report the insurance portion of the reserves in future contract benefits with the embedded derivative reported in either other assets or other liabilities. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives. See “Annual Assumption Review” below for more information. These embedded derivatives are valued based on a stochastic projection of scenarios of the embedded derivative cash flows. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, actuarial lapse, benefit utilization, mortality, risk margin, administrative expenses and a margin for profit. In addition, an NPR component is determined at each valuation date that reflects our risk of not fulfilling the obligations of the underlying liability. The spread for the NPR is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. These embedded derivatives are carried at fair value and are all classified as Level 3 of the fair value hierarchy. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value. Changes in the fair value of these embedded derivatives result primarily from changes in market conditions. For more information, see Notes 1 and 20.

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market-implied volatilities associated with GWB and GIB features that are available in our variable annuity products. In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits.

Changes in the value of the hedge contracts hedge the income statement effect of changes in GLB embedded derivative reserves and benefit reserves. This dynamic hedging strategy utilizes options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the GLB embedded derivative reserves and benefit reserves caused by changes in equity markets, as well as the change in GLB embedded derivative reserves caused by changes in interest rates and implied volatilities. See “Realized Gain (Loss) – Variable Annuity Net Derivatives Results” below for information on how we determine our NPR, including the sensitivity of the NPR factor.

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

Within our annuity business, 55% and 59% of our variable annuity account values contained GLB features as of December 31, 2021 and 2020, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of December 31, 2021 and 2020, 7% and 10%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2021 and 2020, was $453 million and $582 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $453 million, net of reinsurance. Our fair value estimates of the GLB embedded derivatives, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities. The market-consistent scenarios used in the determination of the fair value of the GLB embedded derivatives are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid. We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 45 million scenarios. The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant. The market-consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality, risk margins, maintenance expenses and a margin for profit. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value. For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program. The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes. These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking. These estimates are based upon the recorded reserves as of December 31, 2021, and the related hedge instruments in place as of that date. The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(261)	$(59)	$(13)	$(11)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(10)	$(3)	$(4)	$(14)

Implied Volatilities	4%	2%	-2%	-4%
Hypothetical effect to net income	$-	$-	$(1)	$(2)

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In
	Equity	Interest	Market
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(19)
Scenario 2	-10%	-25.0 bps	+2%	(84)
Scenario 3	-20%	-50.0 bps	+4%	(365)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of December 31, 2021, due to changing market conditions, contract holder activity, hedge positions and other factors;

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

GDB

The reserves related to the GDB features available in our variable annuity products are based on the application of a “benefit ratio” (the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) to total variable annuity assessments received in the period. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the variable annuity. These reserves are reported within future contract benefits on our Consolidated Balance Sheets with the change reported in benefits in our Consolidated Statements of Comprehensive Income (Loss). The change in the liability for a period is the benefit ratio multiplied by the assessments recorded for the period less GDB claims paid in the period plus interest. As experience or assumption changes result in a change in expected benefit payments or assessments, the benefit ratio is unlocked or, in other words, recalculated using the updated expected benefit payments and assessments over the life of the contract since inception. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these reserves and unlock assumptions similar to the DAC discussion above. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of these reserves. See “Annual Assumption Review” below for more information.

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

UL Products with Secondary Guarantees

We issue UL-type contracts where we provide a secondary guarantee to the contract holder. The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met. The reserves related to UL products with secondary guarantees are based on the application of a benefit ratio the same as our GDB features, which are discussed above. These secondary guarantees are reported within future contract benefits on our Consolidated Balance Sheets. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these reserves and unlock assumptions similar to the DAC discussion above. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of these reserves. See “Annual Assumption Review” below for more information.

Liability for Unpaid Claims

Future contract benefits include reserves for long-term life and disability claims associated with our Group Protection segment. These reserves are based on assumptions as to interest, claim resolution rates and offsets for other insurance including social security. Claim resolution rate assumptions and social security offsets are based on our actual experience. The interest rate assumption used for discounting long-term claim reserves is an important part of the reserving process due to the long benefit period for these claims. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for assets supporting the liabilities. Our long-term disability reserves are discounted using rates ranging from 2.5% to 5.0% and vary by year of claim incurral. During the third quarter of each year, we conduct our comprehensive review of the assumptions and reserving models used in calculating these reserves. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of these reserves. See “Annual Assumption Review” below for more information.

Other Contract Holder Funds

Other contract holder funds includes account balances on UL and VUL insurance and investment-type annuity products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and contract administration charges, as well as amounts representing the fair value of embedded derivative instruments associated with our IUL and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. See “Annual Assumption Review” below for more information.

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the contract holder’s account balance varies with the performance of the underlying variable funds chosen by the contract holder. Contract holders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). For information on our index benefits hedging results, see our discussion in “Realized Gain (Loss)” below.

Annual Assumption Review

Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Income (loss) from operations:
Annuities	$(5)	$(101)	$(93)
Retirement Plan Services	-	(3)	-
Life Insurance	(26)	(440)	(320)
Group Protection	16	(3)	10
Excluded realized gain (loss)	6	58	3
Net income (loss)	$(9)	$(489)	$(400)

The impacts of our annual assumption review were driven primarily by the following:

2021

•For Annuities, unfavorable unlocking was driven by updates to policyholder behavior and interest rate assumptions, partially offset by favorable updates to expense assumptions.

•For Life Insurance, unfavorable unlocking was driven by updates to policyholder behavior and interest rate assumptions, partially offset by favorable updates to investment allocation assumptions.

•For Group Protection, favorable updates to long-term disability termination rate assumptions, partially offset by unfavorable updates to interest rate assumptions.

•For excluded realized gain (loss), favorable unlocking was driven by updates to expense assumptions and other items, partially offset by unfavorable updates to policyholder behavior assumptions.

2020

As part of our annual assumption review in the third quarter of 2020, we updated our interest rate assumptions. These updates included lowering starting new money rates to reflect the current interest rate environment and reducing our long-term new money investment yield assumption by 50 basis points, resulting in an ultimate long-term assumption of 3.0% for a 10-year U.S. Treasury. As a result of these updates, we recorded unfavorable after-tax unlocking of $361 million for Life Insurance, $140 million for Annuities and $7 million for Retirement Plan Services.

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

•For Group Protection, unfavorable updates to interest rate assumptions, partially offset by favorable updates to long-term disability termination rate assumptions.

•For excluded realized gain (loss), favorable unlocking was driven by updates to policyholder behavior and expense assumptions, partially offset by unfavorable updates to other items.

Long-Term New Money Investment Yield Sensitivity

New money rates continue to be at low levels and, as a result, require careful analysis when forecasting the future direction of changes in rates. If we change our view of future new money rates and lower our current long-term new money investment yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(160) million to income (loss) from operations due primarily to unlocking our DAC and VOBA assets. This impact would be most pronounced in our Life Insurance segment. The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption update, and, therefore, the actual amount of the loss may differ from our current estimate. In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. For more information on our interest rate risk, see “II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

As of October 1, 2021 and 2020, we performed our annual quantitative goodwill impairment test for our reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

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

Refer to Note 9 for goodwill and specifically identifiable intangible assets by segment.

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

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our net operating loss deferred tax asset, will be realized. For additional information on our income taxes, see Note 6.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,283	$983	$954
Retirement Plan Services	235	168	172
Life Insurance	535	(34)	259
Group Protection	(127)	43	238
Other Operations	(375)	(295)	(268)
Excluded realized gain (loss), after-tax	(325)	(570)	(627)
Benefit ratio unlocking, after-tax	196	194	277
Net impact from the Tax Cuts and Jobs Act	-	37	17
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	(11)	(15)	(103)
Gain (loss) on modification or early extinguishment
of debt, after-tax	(6)	(12)	(33)
Net income (loss)	$1,405	$499	$886

	For the Years Ended December 31,
	2021	2020	2019
Deposits
Annuities	$11,740	$11,260	$14,525
Retirement Plan Services	10,840	10,017	9,465
Life Insurance	5,693	5,890	7,320
Total deposits	$28,273	$27,167	$31,310

Net Flows
Annuities	$(2,569)	$(341)	$1,851
Retirement Plan Services	464	166	620
Life Insurance	3,982	4,137	5,422
Total net flows	$1,877	$3,962	$7,893

	As of December 31,
	2021	2020	2019
Account Values
Annuities	$172,725	$157,518	$142,128
Retirement Plan Services	99,114	88,307	78,689
Life Insurance	51,846	57,605	54,255
Total account values	$323,685	$303,430	$275,072

Comparison of 2021 to 2020

Net income increased due primarily to the following:

•Higher investment income on alternative investments, and higher prepayment and bond make-whole premiums.

•The effect of unlocking.

•Lower realized losses.

•Growth in average account values, business in force and group earned premiums.

The increase in net income was partially offset by the following:

•Unfavorable experience in our Group Protection segment driven by the COVID-19 pandemic.

•Higher trail commissions, legal expenses, incentive compensation and Spark and strategic digitization investments, partially offset by continued focus on expense management.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Operating Revenues
Insurance premiums (1)	$116	$121	$502
Fee income	2,724	2,394	2,357
Net investment income	1,401	1,272	1,140
Operating realized gain (loss) (2)	208	214	190
Amortization of deferred gain on
business sold through reinsurance	26	29	30
Other revenues (3)	527	425	381
Total operating revenues	5,002	4,455	4,600
Operating Expenses
Interest credited	811	773	698
Benefits (1)	548	696	938
Commissions and other expenses	2,119	1,854	1,871
Total operating expenses	3,478	3,323	3,507
Income (loss) from operations before taxes	1,524	1,132	1,093
Federal income tax expense (benefit)	241	149	139
Income (loss) from operations	$1,283	$983	$954

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility, and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited.

Comparison of 2021 to 2020

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

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

Additional Information

For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. As a result of our strategic actions, deposits increased from 2020 to 2021 but remain below pre-pandemic levels contributing to negative net flows. We expect the trend of negative net flows to persist.

The other component of net flows relates to the retention of new business and account values. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 8%, 7% and 9% in 2021, 2020 and 2019, respectively.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Fee Income
Mortality, expense and other assessments	$2,713	$2,381	$2,336
Surrender charges	11	16	25
DFEL:
Deferrals	(27)	(31)	(38)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	32	26	34
Unlocking	(5)	2	-
Total fee income	$2,724	$2,394	$2,357

	As of or For the Years Ended
	December 31,
	2021	2020	2019
Variable Account Value Information
Variable annuity deposits (1)	$5,220	$3,978	$5,293
Increases (decreases) in variable annuity account values:
Net flows (1)	(6,283)	(5,262)	(4,805)
Change in market value (1)	16,997	16,106	19,844
Contract holder assessments (1)	(2,838)	(2,554)	(2,491)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	588	831	1,760
Variable annuity account values (1)	136,721	128,175	119,047
Average daily variable annuity account values (1)	133,888	116,117	112,978
Average daily S&P 500® Index (2)	4,269	3,218	2,914

(1)Excludes the fixed portion of variable.

(2)We generally use the S&P 500 Index as a benchmark for the performance of our variable account values. The account values of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 Index performance. See Note 10 for additional information.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account values. Average daily variable account values are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount. We may collect surrender charges when our fixed and variable annuity contract holders surrender their contracts during the surrender charge period to protect us from premature withdrawals. Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Realized Gain (Loss) – Operating Realized Gain (Loss)” below for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$1,155	$1,122	$1,004
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	70	23	29
Surplus investments (2)	176	127	107
Total net investment income	$1,401	$1,272	$1,140

Interest Credited
Amount provided to contract holders	$794	$755	$690
DSI deferrals	(3)	(4)	(21)
Interest credited before DSI amortization	791	751	669
DSI amortization:
Amortization, excluding unlocking	21	21	26
Unlocking	(1)	1	3
Total interest credited	$811	$773	$698

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

	As of or For the Years Ended
	December 31,
	2021	2020	2019
Fixed Account Value Information
Fixed annuity deposits (1)	$6,520	$7,282	$9,232
Increases (decreases) in fixed annuity account values:
Net flows (1)	3,714	4,921	6,656
Contract holder assessments (1)	(86)	(66)	(43)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(588)	(831)	(1,760)
Reinvested interest credited (1)	3,286	1,686	1,489
Fixed annuity account values (1)(2)	36,004	29,343	23,081
Average fixed account values (1)(2)	32,803	25,804	19,717

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Benefits
Net death and other benefits, excluding unlocking	$540	$553	$834
Unlocking	8	143	104
Total benefits	$548	$696	$938

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and costs associated with the hedging of our benefit ratio unlocking on benefit reserves associated with our variable annuity GDB and GLB riders. For a corresponding offset of changes in income annuity reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Commissions and Other Expenses
Commissions:
Deferrable	$450	$480	$606
Non-deferrable	686	581	565
General and administrative expenses	439	427	453
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	2	3	4
Taxes, licenses and fees	45	31	35
Total expenses incurred, excluding broker-dealer	1,622	1,522	1,663
DAC deferrals	(515)	(548)	(681)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	1,107	974	982
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	449	401	396
Unlocking	(7)	(14)	12
Broker-dealer expenses incurred	570	493	481
Total commissions and other expenses	$2,119	$1,854	$1,871

DAC Deferrals
As a percentage of sales/deposits	4.4%	4.9%	4.7%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Operating Revenues
Fee income	$296	$253	$252
Net investment income	992	933	924
Other revenues (1)	36	27	24
Total operating revenues	1,324	1,213	1,200
Operating Expenses
Interest credited	617	615	585
Benefits	3	2	2
Commissions and other expenses	420	404	418
Total operating expenses	1,040	1,021	1,005
Income (loss) from operations before taxes	284	192	195
Federal income tax expense (benefit)	49	24	23
Income (loss) from operations	$235	$168	$172

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by prepayment and bond make-whole premiums and investment income on alternative investments within our surplus portfolio, partially offset by spread compression due to average new money rates trailing our current portfolio yields.

•Higher fee income driven by higher average account values.

The increase in income from operations was partially offset by higher commissions and other expenses driven by trail commissions resulting from higher average account values and incentive compensation as a result of production performance, partially offset by expense management.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

Additional Information

For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 11%, 13% and 12% for 2021, 2020 and 2019, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 18%, 19% and 21% for 2021, 2020 and 2019, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Fee Income
Annuity expense assessments	$219	$184	$184
Mutual fund fees	77	68	67
Total expense assessments	296	252	251
Surrender charges	-	1	1
Total fee income	$296	$253	$252

	For the Years Ended December 31,
	2021	2020	2019
Net Flows By Market
Small market	$133	$350	$449
Mid – large market	1,800	792	1,336
Multi-Fund® and other	(1,469)	(976)	(1,165)
Total net flows	$464	$166	$620

	As of or For the Years Ended
	December 31,
	2021	2020	2019
Variable Account Value Information
Variable annuity deposits (1)	$2,218	$1,843	$1,880
Increases (decreases) in variable annuity account values:
Net flows (1)	(733)	(333)	(518)
Change in market value (1)	3,247	2,731	3,426
Contract holder assessments (1)	(185)	(156)	(155)
Variable annuity account values (1)	20,957	18,755	16,952
Average daily variable annuity account values (1)	20,147	16,426	15,960
Average daily S&P 500® Index	4,269	3,218	2,914

(1)    Excludes the fixed portion of variable.

	As of or For the Years Ended
	December 31,
	2021	2020	2019
Mutual Fund Account Value Information
Mutual fund deposits	$6,297	$5,449	$5,602
Mutual fund net flows	1,323	100	1,316
Mutual fund account values (1)	54,518	46,636	41,179

(1)    Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

Our fee income is primarily composed of expense assessments that we charge to cover insurance and administrative expenses, and mutual fund fees earned for services we provide to our mutual fund programs. Fee income is primarily based on average account values, both fixed and variable, which are driven by net flows and the equity markets.  Fee income is also driven by non-account value-related items such as participant counts. We may collect surrender charges when our fixed and variable annuity contract holders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$828	$834	$831
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	58	23	26
Surplus investments (2)	106	76	67
Total net investment income	$992	$933	$924

Interest Credited	$617	$615	$585

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

	As of or For the Years Ended
	December 31,
	2021	2020	2019
Fixed Account Value Information
Fixed annuity deposits (1)	$2,325	$2,725	$1,983
Increases (decreases) in fixed annuity account values:
Net flows (1)	(126)	399	(178)
Reinvested interest credited (1)	616	613	585
Contract holder assessments (1)	(14)	(13)	(12)
Fixed annuity account values (1)	23,639	22,916	20,558
Average fixed account values (1)	23,147	21,696	20,119

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Commissions and Other Expenses
Commissions:
Deferrable	$5	$5	$6
Non-deferrable	79	71	73
General and administrative expenses	309	304	319
Taxes, licenses and fees	17	16	17
Total expenses incurred	410	396	415
DAC deferrals	(22)	(21)	(23)
Total expenses recognized before amortization	388	375	392
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	32	25	27
Unlocking	-	4	(1)
Total commissions and other expenses	$420	$404	$418

DAC Deferrals
As a percentage of annuity sales/deposits	0.5%	0.5%	0.6%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Operating Revenues
Insurance premiums (1)	$1,033	$950	$885
Fee income	3,863	3,727	3,882
Net investment income	3,209	2,823	2,658
Operating realized gain (loss) (2)	(9)	(6)	(6)
Amortization of deferred gain on
business sold through reinsurance	20	12	-
Other revenues	21	10	19
Total operating revenues	8,137	7,516	7,438
Operating Expenses
Interest credited	1,439	1,491	1,433
Benefits	4,275	4,586	4,183
Commissions and other expenses	1,766	1,506	1,516
Total operating expenses	7,480	7,583	7,132
Income (loss) from operations before taxes	657	(67)	306
Federal income tax expense (benefit)	122	(33)	47
Income (loss) from operations	$535	$(34)	$259

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments and prepayment and bond make-whole premiums, partially offset by the impact of the fourth quarter 2021 reinsurance agreement (see “Additional Information” below) and spread compression due to average new money rates trailing our current portfolio yields.

•Lower benefits due to the effect of unlocking, partially offset by growth in business in force; both periods were impacted by elevated mortality claims due to the COVID-19 pandemic.

•Higher fee income due to the effect of unlocking, growth in business in force and higher DFEL amortization as a result of higher actual gross profits, partially offset by the impact of the fourth quarter 2021 reinsurance agreement.

•Higher amortization of deferred gain on business sold through reinsurance as a result of the fourth quarter 2021 reinsurance agreement.

The increase in income from operations was partially offset by higher commissions and other expenses due to the effect of unlocking and incentive compensation as a result of production performance, partially offset by expense management.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

Additional Information

Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) to reinsure liabilities under a block of in-force executive benefit and universal life policies. For more information, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Return of Capital to Common Stockholders” below and Note 8. We expect an ongoing reduction in income from operations in future periods as a result of this reinsurance agreement.

We continue to expect elevated mortality to persist into the first quarter of 2022 as a result of the impacts of the COVID-19 pandemic. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Fee Income
Cost of insurance assessments	$2,362	$2,377	$2,280
Expense assessments	1,507	1,502	1,694
Surrender charges	31	33	41
DFEL:
Deferrals	(989)	(972)	(1,063)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	560	514	504
Unlocking	392	273	426
Total fee income	$3,863	$3,727	$3,882

	For the Years Ended December 31,
	2021	2020	2019
Sales by Product
UL	$8	$20	$57
MoneyGuard®	101	127	298
IUL	96	91	155
VUL	181	188	265
Term	152	132	144
Total individual life sales	538	558	919
Executive Benefits	122	72	163
Total sales	$660	$630	$1,082

Net Flows
Deposits	$5,693	$5,890	$7,320
Withdrawals and deaths	(1,711)	(1,753)	(1,898)
Net flows	$3,982	$4,137	$5,422

Contract Holder Assessments	$5,201	$5,154	$5,243

	As of December 31,
	2021	2020	2019
Account Values
General account	$32,532	$37,496	$37,485
Separate account	19,314	20,109	16,770
Total account values	$51,846	$57,605	$54,255

In-Force Face Amount
UL and other	$362,106	$358,554	$357,726
Term insurance	611,854	535,387	472,050
Total in-force face amount	$973,960	$893,941	$829,776

	For the Years Ended December 31,
	2021	2020	2019
Average General Account Values	$36,560	$37,791	$37,215

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

•Executive Benefits – insurance and corporate-owned UL and VUL, first-year commissionable premiums plus 5% of excess premium received, and single premium bank-owned UL and VUL, 15% of single premium deposits; and

•Term – 100% of annualized first-year premiums.

We monitor the business environment, including but not limited to the regulatory and interest rate environments, and make changes to our product offerings and in-force products as needed, and as permitted under the terms of the policies, to sustain the future profitability of our segment.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$2,512	$2,531	$2,448
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	46	24	47
Alternative investments (2)	522	140	12
Surplus investments (3)	129	128	151
Total net investment income	$3,209	$2,823	$2,658

Interest Credited	$1,439	$1,491	$1,433

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

A portion of the investment income earned for this segment is credited to contract holder accounts. Statutory reserves will typically grow at a faster rate than account values because of reserve requirements. Investments allocated to this segment are based upon the statutory reserve liabilities and are affected by various reserve adjustments, including financing transactions providing relief from reserve requirements. These financing transactions lead to a transfer of investments from this segment to Other Operations. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts. We use our investment income to offset the earnings effect of the associated growth of our policy reserves for traditional products. Commercial mortgage loan prepayments and bond make-whole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Benefits
Death claims direct and assumed	$5,866	$5,521	$4,594
Death claims ceded	(2,325)	(2,019)	(1,689)
Reserves released on death	(708)	(738)	(616)
Net death benefits	2,833	2,764	2,289
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	703	644	625
Unlocking	(190)	112	445
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	548	482	451
Unlocking	33	272	48
Other benefits (1)	348	312	325
Total benefits	$4,275	$4,586	$4,183

Death claims per $1,000 of in-force	3.05	3.21	2.92

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Commissions and Other Expenses
Commissions	$639	$687	$931
General and administrative expenses	576	557	617
Expenses associated with reserve financing	100	99	95
Taxes, licenses and fees	162	163	184
Total expenses incurred	1,477	1,506	1,827
DAC and VOBA deferrals	(745)	(788)	(1,094)
Total expenses recognized before amortization	732	718	733
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	450	339	441
Unlocking	580	445	338
Other intangible amortization	4	4	4
Total commissions and other expenses	$1,766	$1,506	$1,516

DAC and VOBA Deferrals
As a percentage of sales	112.9%	125.1%	101.1%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for 2021 and 2020, the decrease was primarily a result of changes in sales mix to products with lower commission rates. For more information, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Operating Revenues
Insurance premiums	$4,450	$4,280	$4,113
Net investment income	366	330	307
Other revenues (1)	180	183	168
Total operating revenues	4,996	4,793	4,588
Operating Expenses
Interest credited	6	5	5
Benefits	3,890	3,500	3,036
Commissions and other expenses	1,260	1,234	1,246
Total operating expenses	5,156	4,739	4,287
Income (loss) from operations before taxes	(160)	54	301
Federal income tax expense (benefit)	(33)	11	63
Income (loss) from operations	$(127)	$43	$238

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Years Ended December 31,
	2021	2020	2019
Income (Loss) from Operations by Product Line
Life	$(243)	$(95)	$77
Disability	122	126	169
Dental	(6)	12	(9)
Total non-medical	(127)	43	237
Medical	-	-	1
Income (loss) from operations	$(127)	$43	$238

Comparison of 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by unfavorable experience in our life and disability businesses in 2021 and lower utilization in our dental business in 2020, partially offset by favorable reserve adjustments in our disability business. See “Additional Information” below for further discussion on the impacts to benefits.

•Higher commissions and other expenses due to incentive compensation as a result of production performance and investments in our claims organization to address higher claims volume attributable to the COVID-19 pandemic, partially offset by a decrease in amortization as a VOBA intangible asset was fully amortized in 2020.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to growth in the business and favorable persistency.

•Higher net investment income, net of interest credited, driven by investment income on alternative investments within our surplus portfolio and prepayment and bond make-whole premiums.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information on our reserve adjustments.

Additional Information

The total loss ratio for the year ended December 31, 2021, increased due primarily to higher mortality in our life business and higher morbidity in our disability business as a result of the impacts of the COVID-19 pandemic. We continue to expect elevated mortality in our life business, and we believe there is an on-going risk of morbidity headwinds in our disability business during the first quarter of 2022 as a result of the impacts of the COVID-19 pandemic. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently uncertain. For every one percent increase in the total loss ratio, we would expect an annual decrease to income from operations of approximately $34 million to $38 million. The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.”

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Insurance Premiums by Product Line
Life	$1,653	$1,613	$1,500
Disability	2,569	2,401	2,320
Dental	228	266	293
Total insurance premiums	$4,450	$4,280	$4,113

Sales by Product Line
Life	264	265	344
Disability	284	397	319
Dental	38	44	89
Total sales	$586	$706	$752

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$237	$240	$239
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	16	9	-
Surplus investments (2)	113	81	68
Total net investment income	$366	$330	$307

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Benefits and Interest Credited by Product Line
Life	$1,630	$1,399	$1,045
Disability	2,092	1,938	1,783
Dental	174	168	213
Total benefits and interest credited	$3,896	$3,505	$3,041

Loss Ratios by Product Line
Life	98.6%	86.7%	69.7%
Disability	81.4%	80.5%	76.8%
Dental	76.3%	63.1%	72.8%
Total	87.5%	81.8%	73.9%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Commissions and Other Expenses
Commissions	$361	$359	$367
General and administrative expenses	731	697	741
Taxes, licenses and fees	120	122	114
Total expenses incurred	1,212	1,178	1,222
DAC deferrals	(91)	(92)	(110)
Total expenses recognized before amortization	1,121	1,086	1,112
DAC and VOBA amortization, net of interest	107	115	112
Other intangible amortization	32	33	22
Total commissions and other expenses	$1,260	$1,234	$1,246

DAC Deferrals
As a percentage of insurance premiums	2.0%	2.1%	2.7%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Operating Revenues
Insurance premiums (1)	$19	$21	$13
Net investment income	147	152	194
Other revenues	14	12	13
Total operating revenues	180	185	220
Operating Expenses
Interest credited	42	39	58
Benefits	81	117	110
Other expenses	189	69	62
Interest and debt expense	262	269	284
Spark and strategic digitization expense	87	68	66
Total operating expenses	661	562	580
Income (loss) from operations before taxes	(481)	(377)	(360)
Federal income tax expense (benefit)	(106)	(82)	(92)
Income (loss) from operations	$(375)	$(295)	$(268)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2021 to 2020

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses related to a one-time legal expense and the effect of changes in our stock price on our deferred compensation plans, as our stock price increased significantly during 2021, compared to a significant decrease during 2020.

•Higher Spark and strategic digitization expense as part of our Spark and strategic digitization initiatives.

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

Additional Information

We expect to continue making investments as part of our Spark and strategic digitization initiatives. For more information, see “Introduction – Executive Summary – Significant Operational Matters – Spark and Strategic Digitization Initiatives.”

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
General and administrative expenses:
Legal	$94	$-	$-
Branding	45	43	45
Other (1)	61	46	36
Total general and administrative expenses	200	89	81
Taxes, licenses and fees (2)	(9)	(11)	(7)
Other (3)	(2)	(9)	(12)
Total other expenses	$189	$69	$62

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

Interest and Debt Expense

Our current level of interest expense may not be indicative of the future due to, among other things, the timing of the use of cash, the availability of funds from our inter-company cash management program and the future cost of capital. For additional information on our financing activities, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Debt” below.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$199	$208	$184
Total excluded realized gain (loss)	(411)	(721)	(794)
Total realized gain (loss), pre-tax	$(212)	$(513)	$(610)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$89	$(136)	$(58)
Realized gain (loss) on the mark-to-market on
certain instruments (2)	60	33	(95)
Variable annuity net derivative results:
Hedge program performance, including unlocking
for GLB reserves hedged and benefit ratio unlocking	(109)	(564)	(97)
GLB NPR component	(195)	293	(41)
Total variable annuity net derivative results	(304)	(271)	(138)
Indexed annuity forward-starting option	26	(2)	(59)
Excluded realized gain (loss) including benefit
ratio unlocking, after-tax	(129)	(376)	(350)
Less: benefit ratio unlocking, after tax	196	194	277
Total excluded realized gain (loss), after-tax	$(325)	$(570)	$(627)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)The modified coinsurance investment portfolio includes fixed maturity securities classified as AFS with changes in fair value recorded in other comprehensive income (loss) (“OCI”). Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the modified coinsurance investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 8 for more information.

Comparison of 2021 to 2020

We had lower realized losses due primarily to the following:

•Gains related to certain financial assets in 2021 as compared to losses in 2020 due to changes in economic projections associated with our review of credit losses for mortgage loans on real estate.

•Gains related to our indexed annuity forward-starting option driven by an increase in discount rates, partially offset by the effect of unlocking.

•Gains related to the mark-to-market on certain instruments due to favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements.

The lower realized losses were partially offset by unfavorable variable annuity net derivative results driven by an update to our NPR input to the fair value calculation of our GLB embedded derivatives in 2020 and the effects of unlocking, partially offset by less unfavorable hedge program performance due to less volatile capital markets.

The above components of excluded realized gain (loss) are described including benefit ratio unlocking, after-tax.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for more information about unlocking.

Operating Realized Gain (Loss)

Operating realized gain (loss) includes indexed annuity and IUL net derivative results representing the net difference between the change in the fair value of the options that we hold and a portion of the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL products. The portion of the change in the fair value of the embedded derivative liabilities reported in operating realized gain (loss) represents the amount that is credited to the indexed annuity and IUL contracts.

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

Realized Gain (Loss) Related to Certain Financial Assets

For information on realized gain (loss) related to certain financial assets, see Note 15.

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

Gain (loss) on the mark-to-market on certain instruments, including those associated with our consolidated variable interest entities (“VIEs”) represents changes in the fair values of certain derivative investments (not including those associated with our variable annuity net derivative results), reinsurance related embedded derivatives and trading securities.

See Note 3 for information about our consolidated VIEs.

We also recognize the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 20 for additional information.

Variable Annuity Net Derivative Results

Our variable annuity net derivative results include the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments. In addition, these results include the changes in reserves not accounted for at fair value and results from benefit ratio unlocking on our GDB and GLB riders and the change in the fair value of the derivative instruments we own to hedge the benefit ratio unlocking on our GDB and GLB riders.

We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivative reserves. The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves. Our variable annuity net derivative results can be volatile, especially when sudden and significant changes in equity markets and/or interest rates occur. We do not attempt to hedge the change in the NPR component of the liability. The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve. Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative. Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post-NPR basis. We utilize a model based on our holding company’s credit default swap (“CDS”) spread adjusted to reflect the credit quality of our insurance subsidiary as the issuing entity. Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2021	2021	2021	2021	2020
Variable annuity hedge program assets (liabilities)	$721	$1,090	$881	$640	$2,284

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,818	$1,511	$1,569	$1,619	$198
NPR	17	94	98	101	333
Embedded derivative reserves	1,835	1,605	1,667	1,719	531
Insurance benefit reserves	(1,231)	(1,254)	(1,135)	(1,164)	(1,150)
Total variable annuity reserves – asset (liability)	$604	$351	$532	$555	$(619)

10-year CDS spread	1.15%	1.18%	1.15%	1.28%	1.25%
NPR factor related to 10-year CDS spread	0.70%	0.74%	0.70%	0.78%	0.70%

(1)Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the hypothetical effect (in millions) to net income (loss) for changes in the NPR factor along all points on the spread curve as of December 31, 2021:

Hypothetical
Effect
NPR factor:
Down 70 basis points to zero	$(182)
Up 20 basis points	18

See “Critical Accounting Policies and Estimates – Future Contract Benefits – GLB” above for additional information about our guaranteed benefits.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Investments
Fixed maturity AFS securities	$118,746	$123,044	77.3%	79.9%
Trading securities	4,482	4,501	2.9%	2.9%
Equity securities	318	129	0.2%	0.1%
Mortgage loans on real estate	17,991	16,763	11.7%	10.9%
Policy loans	2,364	2,426	1.5%	1.6%
Derivative investments	5,437	3,109	3.6%	2.0%
Alternative investments	2,666	1,944	1.7%	1.3%
Other investments	1,626	2,040	1.1%	1.3%
Total investments	$153,630	$153,956	100.0%	100.0%

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

	As of December 31, 2021
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,438	$1,981	$81	$18,338	15.4%
Basic industry	4,436	741	11	5,166	4.4%
Capital goods	7,316	1,040	31	8,325	7.0%
Communications	4,124	734	7	4,851	4.1%
Consumer cyclical	5,811	616	22	6,405	5.4%
Consumer non-cyclical	16,905	2,565	83	19,387	16.3%
Energy	4,932	728	13	5,647	4.8%
Technology	5,173	546	34	5,685	4.8%
Transportation	3,414	423	11	3,826	3.2%
Industrial other	2,159	174	11	2,322	2.0%
Utilities	13,785	2,250	38	15,997	13.5%
Government related entities	1,863	315	7	2,171	1.8%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,544	123	1	1,666	1.4%
Non-agency backed	360	52	1	411	0.3%
Mortgage pass through securities (“MPTS”):
Agency backed	429	21	2	448	0.4%
Commercial mortgage-backed securities (“CMBS”):
Agency backed	20	-	-	20	0.0%
Non-agency backed	1,532	61	14	1,579	1.3%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	6,356	11	49	6,318	5.3%
Credit card	82	24	1	105	0.1%
Equipment receivables	10	-	-	10	0.0%
Home equity	236	54	-	290	0.2%
Manufactured housing	6	-	-	6	0.0%
Student loans	7	-	-	7	0.0%
Other	1,742	38	4	1,776	1.5%
Municipals:
Taxable	5,250	1,290	12	6,528	5.5%
Tax-exempt	72	21	-	93	0.1%
Government:
United States	375	60	2	433	0.4%
Foreign	373	64	5	432	0.4%
Hybrid and redeemable preferred securities	408	107	11	504	0.4%
Total fixed maturity AFS securities	105,158	14,039	451	118,746	100.0%
Trading Securities (2)	4,170	343	31	4,482
Equity Securities	285	55	22	318
Total fixed maturity AFS, trading and equity securities	$109,613	$14,437	$504	$123,546

	As of December 31, 2020
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$15,889	$2,836	$32	$18,693	15.2%
Basic industry	4,719	992	3	5,708	4.6%
Capital goods	7,323	1,402	13	8,712	7.1%
Communications	4,331	1,036	4	5,363	4.4%
Consumer cyclical	5,707	926	12	6,621	5.4%
Consumer non-cyclical	16,600	3,412	17	19,995	16.3%
Energy	5,605	877	24	6,458	5.2%
Technology	4,590	742	7	5,325	4.3%
Transportation	3,450	619	12	4,057	3.3%
Industrial other	2,082	224	6	2,300	1.9%
Utilities	14,096	3,198	6	17,288	14.1%
Government related entities	1,885	398	14	2,269	1.8%
CMOs:
Agency backed	1,874	216	1	2,089	1.7%
Non-agency backed	433	53	-	486	0.4%
MPTS:
Agency backed	457	44	-	501	0.4%
CMBS:
Agency backed	20	1	-	21	0.0%
Non-agency backed	1,370	114	-	1,484	1.2%
ABS:
CLOs	5,571	23	11	5,583	4.5%
Credit card	78	31	1	108	0.1%
Equipment receivables	15	-	-	15	0.0%
Home equity	303	52	1	354	0.3%
Manufactured housing	7	1	-	8	0.0%
Student loans	17	1	-	18	0.0%
Other	1,050	50	2	1,098	0.9%
Municipals:
Taxable	5,249	1,532	-	6,781	5.5%
Tax-exempt	111	29	-	140	0.1%
Government:
United States	397	88	1	484	0.4%
Foreign	384	87	1	470	0.4%
Hybrid and redeemable preferred securities	548	97	30	615	0.5%
Total fixed maturity AFS securities	104,161	19,081	198	123,044	100.0%
Trading Securities (2)	4,072	477	48	4,501
Equity Securities	132	21	24	129
Total fixed maturity AFS, trading and equity securities	$108,365	$19,579	$270	$127,674

(1)Represents amortized cost, net of the allowance for credit losses.

(2)Certain of our trading securities support our reinsurance funds withheld and modified coinsurance agreements and the investment results are passed directly to the reinsurers. See “Trading Securities” below for more information.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of December 31, 2021			As of December 31, 2020
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$58,542	$66,571	56.1%	$57,934	$69,226	56.3%
2	BBB	42,797	48,130	40.5%	41,970	49,390	40.1%
Total investment grade securities		101,339	114,701	96.6%	99,904	118,616	96.4%

Below Investment Grade Securities
3	BB	2,278	2,492	2.1%	2,959	3,157	2.6%
4	B	1,424	1,441	1.2%	1,249	1,218	1.0%
5	CCC and lower	51	53	0.0%	46	48	0.0%
6	In or near default	66	59	0.1%	3	5	0.0%
Total below investment grade securities		3,819	4,045	3.4%	4,257	4,428	3.6%
Total fixed maturity AFS securities		$105,158	$118,746	100.0%	$104,161	$123,044	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.6%	3.4%		4.1%	3.6%

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

As of December 31, 2021 and 2020, 94% and 78%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. See Note 4 for maturity date information for our fixed maturity investment portfolio. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of December 31, 2021, increased by $253 million since December 31, 2020. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of December 31, 2021, did not require an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(11) million of credit loss benefit (expense) on our fixed maturity AFS securities for the year ended December 31, 2021. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on our Consolidated Balance Sheets, we had $156.2 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $132.4 billion as of December 31, 2021. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $100.0 billion as of December 31, 2021, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. See “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 for additional discussion.

As of December 31, 2021 and 2020, the estimated fair value for all private placement securities was $20.7 billion and $19.1 billion, respectively, representing 13% and 12% of total investments, respectively.

Trading Securities

Trading securities, which in certain cases support reinsurance funds withheld and our modified coinsurance agreements, are carried at fair value and changes in fair value are recorded in net income as they occur. Investment results for these certain portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Offsetting these amounts in certain cases are corresponding changes in fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. See Notes 1 and 8 for more information regarding modified coinsurance.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and, as long as the unemployment rate remains stable to improving, we expect these trends to continue. We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss. Our ABS home equity and RMBS had a market value of $2.9 billion and a net unrealized gain of $245 million as of December 31, 2021.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $259 million and represented less than 1% of our total investment portfolio as of December 31, 2021. Fixed maturity AFS securities represented $247 million, or 96%, and trading securities represented $12 million, or 4%, of the subprime exposure as of December 31, 2021. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2021:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$1,973	$2,114	$138	$151	$81	$96	$141	$164	$2,333	$2,525
ABS home equity	1	-	22	23	25	38	188	229	236	290
Total by type (2)(3)	$1,974	$2,114	$160	$174	$106	$134	$329	$393	$2,569	$2,815

Rating
AAA	$1,599	$1,716	$14	$14	$-	$-	$-	$-	$1,613	$1,730
AA	368	391	17	17	5	5	3	3	393	416
A	7	7	8	8	2	3	16	17	33	35
BBB	-	-	26	26	9	9	18	19	53	54
BB and below	-	-	95	109	90	117	292	354	477	580
Total by rating (2)(3)(4)	$1,974	$2,114	$160	$174	$106	$134	$329	$393	$2,569	$2,815

Origination Year
2011 and prior	$407	$452	$108	$122	$106	$134	$329	$393	$950	$1,101
2012	18	19	-	-	-	-	-	-	18	19
2013	118	128	-	-	-	-	-	-	118	128
2014	48	53	1	1	-	-	-	-	49	54
2015	146	155	15	15	-	-	-	-	161	170
2016	471	493	-	-	-	-	-	-	471	493
2017	237	255	-	-	-	-	-	-	237	255
2018	197	219	-	-	-	-	-	-	197	219
2019	161	171	1	1	-	-	-	-	162	172
2020	73	73	-	-	-	-	-	-	73	73
2021	98	96	35	35	-	-	-	-	133	131
Total by origination
year (2)(3)	$1,974	$2,114	$160	$174	$106	$134	$329	$393	$2,569	$2,815

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.4%	2.4%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.6%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $124 million and $146 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $98 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $98 million in trading securities consisted of $87 million prime and $11 million subprime.

(3)Does not include the fair value of trading securities totaling $99 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $99 million in trading securities consisted of $87 million prime and $12 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2021:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,493	$1,537	$59	$62	$1,552	$1,599

Rating
AAA	$1,252	$1,299	$11	$11	$1,263	$1,310
AA	241	238	43	45	284	283
A	-	-	5	6	5	6
Total by rating (1)(2)(3)	$1,493	$1,537	$59	$62	$1,552	$1,599

Origination Year
2011 and prior	$12	$14	$11	$14	$23	$28
2012	14	14	-	-	14	14
2013	95	96	-	-	95	96
2014	13	13	-	-	13	13
2015	25	26	-	-	25	26
2016	112	115	4	4	116	119
2017	322	342	-	-	322	342
2018	168	184	-	-	168	184
2019	299	312	-	-	299	312
2020	238	229	5	5	243	234
2021	195	192	39	39	234	231
Total by origination year (1)(2)	$1,493	$1,537	$59	$62	$1,552	$1,599

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.5%	1.3%

(1)Does not include the amortized cost of trading securities totaling $137 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $137 million in trading securities consisted of $56 million of multiple property CMBS and $81 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $137 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $137 million in trading securities consisted of $56 million of multiple property CMBS and $81 million of single property CMBS.

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

As of December 31, 2021, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $331 million and $385 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2021, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
ABS	$4,697	24.5%	$52	11.5%	$4,645	24.7%
Healthcare	1,542	8.0%	48	10.6%	1,494	8.0%
Technology	1,036	5.4%	34	7.5%	1,002	5.3%
Banking	1,500	7.8%	30	6.7%	1,470	7.8%
Electric	601	3.1%	22	4.9%	579	3.1%
Food and beverage	802	4.2%	19	4.2%	783	4.2%
Brokerage asset management	611	3.2%	16	3.5%	595	3.2%
Non agency CMBS	497	2.6%	14	3.1%	483	2.6%
Local authorities	567	3.0%	12	2.7%	555	3.0%
Pharmaceuticals	458	2.4%	12	2.7%	446	2.4%
Aerospace and defense	367	1.9%	12	2.7%	355	1.9%
Industrial – other	391	2.0%	12	2.7%	379	2.0%
Finance companies	143	0.7%	11	2.4%	132	0.7%
Property and casualty	250	1.3%	10	2.2%	240	1.3%
Manufacturing	440	2.3%	10	2.2%	430	2.3%
Retail	324	1.7%	9	1.9%	315	1.7%
Integrated	160	0.8%	9	1.9%	151	0.8%
Transportation services	314	1.6%	9	2.0%	305	1.6%
Life	328	1.7%	9	2.0%	319	1.7%
Automotive	416	2.2%	7	1.6%	409	2.2%
Metals and mining	242	1.3%	7	1.6%	235	1.3%
Project finance	163	0.8%	7	1.6%	156	0.8%
Natural gas	221	1.2%	7	1.6%	214	1.1%
Government owned, no guarantee	62	0.3%	5	1.1%	57	0.3%
Industries with unrealized losses
less than $5 million	3,078	16.0%	68	15.1%	3,010	16.0%
Total by industry	$19,210	100.0%	$451	100.0%	$18,759	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	18.3%		100.0%		15.8%

As of December 31, 2021, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $102 million and $94 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2021
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,168	$889	$18,057	99.8%
Delinquent (1)	-	14	14	0.1%
Foreclosure (2)	-	16	16	0.1%
Total mortgage loans on real estate before allowance	17,168	919	18,087	100.0%
Allowance for credit losses	(79)	(17)	(96)
Total mortgage loans on real estate	$17,089	$902	$17,991

	As of December 31, 2020
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,230	$666	$16,896	99.6%
Delinquent (1)	-	42	42	0.2%
Foreclosure (2)	-	29	29	0.2%
Total mortgage loans on real estate before allowance	16,230	737	16,967	100.0%
Allowance for credit losses	(187)	(17)	(204)
Total mortgage loans on real estate	$16,043	$720	$16,763

(1)As of December 31, 2021, 2 commercial mortgage loans and 31 residential mortgage loans were delinquent. As of December 31, 2020, 2 commercial mortgage loans and 72 residential mortgage loans were delinquent.

(2)As of December 31, 2021, no commercial mortgage loans and 34 residential mortgage loans were in foreclosure. As of December 31, 2020, no commercial mortgage loans and 75 residential mortgage loans were in foreclosure.

As of December 31, 2021, there were 4 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 50 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $22 million. As of December 31, 2020, there were 4 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 76 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $34 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent as of December 31, 2021 and 2020, was less than $1 million. The total outstanding principal and interest on residential mortgage loans on real estate that were three or more payments delinquent as of December 31, 2021 and 2020, was $14 million and $41 million, respectively.

See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	December 31,	December 31,
	2021	2020
Segment
Annuities	$6,732	$5,934
Retirement Plan Services	4,326	4,152
Life Insurance	3,890	3,979
Group Protection	1,435	1,374
Other Operations	1,608	1,324
Total mortgage loans on real estate	$17,991	$16,763

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of December 31, 2021			As of December 31, 2021
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,820	34.1%	CA	$4,479	26.2%
Industrial	3,832	22.4%	TX	1,549	9.1%
Office building	3,783	22.2%	NY	1,060	6.2%
Retail	2,571	15.0%	GA	841	4.9%
Other commercial	649	3.8%	FL	711	4.3%
Hotel/motel	245	1.4%	MD	704	4.1%
Mixed use	189	1.1%	PA	701	4.1%
Total	$17,089	100.0%	WA	690	4.0%
Geographic Region			TN	575	3.4%
Pacific	5,483	32.1%	VA	544	3.2%
South Atlantic	3,690	21.6%	OH	504	2.9%
Middle Atlantic	2,037	11.9%	AZ	489	2.9%
West South Central	1,690	9.9%	NC	445	2.6%
East North Central	1,273	7.4%	IL	341	2.0%
Mountain	1,196	7.0%	WI	325	1.9%
East South Central	698	4.1%	UT	315	1.8%
West North Central	493	2.9%	OR	314	1.8%
New England	486	2.8%	Non U.S.	43	0.2%
Non-U.S.	43	0.3%	All other states	2,459	14.4%
Total	$17,089	100.0%	Total	$17,089	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of December 31, 2021
	Commercial	Residential	Total	%
Principal Repayment Year
2022	$859	$12	$871	4.8%
2023	768	12	780	4.3%
2024	1,182	13	1,195	6.6%
2025	1,164	13	1,177	6.5%
2026	1,439	15	1,454	8.0%
2027 and thereafter	11,770	827	12,597	69.8%
Total	$17,182	$892	$18,074	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Annuities	$63	$23	$2
Retirement Plan Services	38	14	2
Life Insurance	522	140	15
Group Protection	41	15	2
Other Operations	15	5	1
Total (1)	$679	$197	$22

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2021 and 2020, alternative investments included investments in 311 and 271 different partnerships, respectively, and the portfolio represented approximately 2% and 1% of total investments, respectively. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2021 and 2020, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $14 million and $13 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net Investment Income
Fixed maturity AFS securities	$4,351	$4,334	$4,281
Trading securities	167	202	191
Equity securities	3	3	4
Mortgage loans on real estate	680	677	629
Real estate	-	1	1
Policy loans	115	125	129
Invested cash	-	12	40
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	199	82	119
Alternative investments (2)	679	197	22
Consent fees	10	7	8
Other investments	64	45	30
Investment income	6,268	5,685	5,454
Investment expense	(153)	(175)	(231)
Net investment income	$6,115	$5,510	$5,223

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Years Ended December 31,
	2021	2020	2019
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	3.92%	4.12%	4.35%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.15%	0.06%	0.10%
Alternative investments	0.51%	0.16%	0.02%
Net investment income yield on invested assets	4.58%	4.34%	4.47%

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

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of our life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers. We seek life and annuity reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital and risk management. We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances. The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC amortization net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements. We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees. With regard to risk retention from a consolidated basis, these inter-company agreements do not have an effect on our consolidated financial statements. For information regarding reserve financing and LOC expenses from inter-company reinsurance agreements, see “Liquidity and Capital Resources – Consolidated Sources and Uses of Liquidity and Capital – Material Cash Outflows” below.

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

Effective October 1, 2021, we entered into a reinsurance agreement with Resolution Life to reinsure liabilities under a block of in-force executive benefit and universal life policies. For more information, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Return of Capital to Common Stockholders” below and Note 8.

As a result of our modified coinsurance agreement with Athene to reinsure fixed annuity products, we recorded a $5.0 billion deposit asset reflected within other assets on our Consolidated Balance Sheets as of December 31, 2021. For additional information, see Note 8.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of December 31, 2021, 86%, or $17.5 billion, of our total reinsurance recoverable was secured by collateral for our benefit. Of this amount, $17.2 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on our Consolidated Balance Sheets), $2.1 billion was reflected as funds withheld reinsurance liabilities on our Consolidated Balance Sheets as of December 31, 2021, although only $143 million can be utilized as collateral due to excess funds withheld above the reinsurance recoverable from our reinsurers, and $157 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement.

We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our largest reinsurers. We monitor all of our existing reinsurers’ financial strength ratings on a monthly basis. We also monitor our reinsurers’ financial health, trends and commitment to the reinsurance business, statutory surplus, RBC levels, statutory earnings and fluctuations, current claims payment aging and our reinsurers’ own reinsurers. In addition, we present at least annually information regarding our reinsurance exposures to the Finance Committee of our Board of Directors. For more discussion of our counterparty risk with our reinsurers, see “Part I – Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, The Lincoln National Life Insurance Company (“LNL”) and Lincoln Life & Annuity Company of New York (“LLANY”), provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under the LNL reinsurance arrangement, we held approximately $2.9 billion of statutory reserves as of December 31, 2021. LNL must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.1 billion of statutory reserves as of December 31, 2021. LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $655 million of statutory reserves as of December 31, 2021, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

For more information about reinsurance, see Notes 8 and 13 and “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Insurance Subsidiaries’ Statutory Capital and Surplus” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to our ability to generate adequate amounts of cash from our normal operations to meet cash requirements with a prudent margin of safety. Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below.

When considering our liquidity, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC is largely dependent upon the dividend capacity of its insurance subsidiaries as well as their ability to advance or repay funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance. Disruptions, uncertainty or volatility in the capital and credit markets, including any current or future impacts related to the COVID-19 pandemic, may materially affect our business operations and results of operations. These poor market conditions may reduce our insurance subsidiaries’ statutory surplus and RBC requiring them to retain more capital and may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities. Based on the sources of liquidity available to us as discussed below, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection. For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain.”

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt. Our operating activities provided (used) cash of $151 million, $534 million and $(2.7) billion in 2021, 2020 and 2019, respectively.

Holding Company Sources and Uses of Liquidity and Capital

The primary sources of liquidity and capital at the holding company level are dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and depository shares. These sources support the general corporate needs of the holding company, including its common stock dividends, common stock repurchases, interest and debt service, funding of callable securities, acquisitions and investment in core businesses.

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Dividends from Subsidiaries
LNL	$1,910	$660	$600
First Penn-Pacific Life Insurance Company	45	-	-
Lincoln Investment Management Company	20	25	30
Lincoln National Management Corporation	10	5	5
Lincoln National Reinsurance Company (Barbados) Limited	75	150	195
Total dividends from subsidiaries	$2,060	$840	$830

Interest from Subsidiaries
Interest on inter-company notes	$111	$123	$132

See Note 19 for information on the increase in dividends from LNL. The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for the holding company cash flow statement.

Restrictions on Subsidiaries’ Dividends

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiary LLANY, a New York-domiciled insurance company, is bound by similar restrictions under New York law, with the applicable statutory limitation on dividends equal to the lesser of 10% of surplus to contract holders as of the end of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

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

We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $865 million in 2022 without prior approval from the respective state commissioners. The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.”

We maintain an investment portfolio of various holdings, types and maturities. These investments are subject to general credit, liquidity, market and interest rate risks. An extended disruption in the credit and capital markets could adversely affect LNC and its subsidiaries’ ability to access sources of liquidity, and there can be no assurance that additional financing will be available to us on favorable terms, or at all, in the current market environment. In addition, further impairment could reduce our statutory surplus, leading to lower RBC ratios and potentially reducing future dividend capacity from our insurance subsidiaries. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – Adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.”

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of December 31, 2021, was approximately $1.8 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 12. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $4.0 billion to finance a portion of the excess reserves as of December 31, 2021; of this amount, $3.1 billion involve exposure to VIEs. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 3. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the year ended December 31, 2021, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$-	$-	$-	$-	$300	$300

Long-Term Debt
Senior notes	$5,225	$-	$-	$(46)	$(312)	$4,867
Term loans	249	-	-	-	1	250
Subordinated notes (2)	-	995	-	-	-	995
Capital securities (2)	1,208	-	(995)	-	-	213
Total long-term debt	$6,682	$995	$(995)	$(46)	$(311)	$6,325

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

During August 2021, we exchanged $562 million of our 7.00% capital securities due 2066 for $562 million of floating rate subordinated notes due 2066, and $433 million of our 6.05% capital securities due 2067 for $433 million of floating rate subordinated notes due 2067. The subordinated notes contain benchmark transition provisions that will allow us to determine the interest rate payable on the subordinated notes based on a new reference rate once LIBOR is unavailable. See Note 2 for additional information on reference rate reform. For risks related to the elimination of LIBOR, see “Part I – Item 1A. Risk Factors – Investments – The elimination of LIBOR may affect the value of certain derivatives and floating rate securities we hold or have issued.” In connection with the exchange offer, we solicited and received the requisite number of consents to amend the indentures governing the remaining outstanding capital securities to eliminate various terms and conditions and other provisions, including the covenant that required us to make interest payments in accordance with an alternative coupon satisfaction mechanism upon the occurrence of certain trigger events.

LNC made interest payments to service debt of $294 million, $277 million and $288 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we have pre-funded our $300 million senior notes due 2022.

For additional information about our short-term and long-term debt and our credit facilities, see Note 12.

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of $65 million, $518 million and $50 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Return of Capital to Common Stockholders

One of our primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. On November 2, 2021, our Board of Directors approved an increase to the quarterly dividend on our common stock from $0.42 per share to $0.45 per share. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Free cash flow for the holding company generally represents the amount of dividends and interest received from subsidiaries less interest paid on debt.

The proceeds of $1.2 billion from the reinsurance agreement that became effective October 1, 2021, will predominantly be used to fund incremental share repurchases, with the remainder to be used for general corporate purposes, primarily paying down debt. As of December 31, 2021, we have completed $500 million in incremental share repurchases, and an additional $400 million in incremental repurchases is expected to be completed by the end of the first quarter of 2022. See Note 8 herein for additional information. For additional information regarding share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities.”

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Dividends to common stockholders	$319	$311	$298
Repurchase of common stock	1,105	275	640
Total cash returned to common stockholders	$1,424	$586	$938

Number of shares repurchased	16.2	4.9	10.4

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of December 31, 2021, the holding company had a net outstanding receivable (payable) of $168 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below $2.75 billion, subject to adjustment from time to time in certain cases, and upon certain other events described in the facility agreement. For additional information, see Note 12.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of December 31, 2021, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.1 billion. As of December 31, 2021, LNL had outstanding borrowings of $3.1 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of December 31, 2021, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of December 31, 2021, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $241 million. In addition, our insurance and reinsurance subsidiaries had access to $1.75 billion through committed repurchase agreements, of which $25 million was utilized as of December 31, 2021. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of December 31, 2021, we were in a net collateral payable position of $4.9 billion compared to $1.9 billion as of December 31, 2020. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Material Cash Outflows

Details underlying our estimated material cash outflows as of December 31, 2021, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$25,153	$50,032	$51,137	$432,232	$558,554
Short-term and long-term debt (2)	300	750	700	4,581	6,331
Reserve financing and LOC expenses (3)	68	122	111	289	590
Payables for collateral on investments (4)	3,371	-	-	-	3,371
Investment commitments (5)	1,720	296	681	458	3,155
Operating leases (6)	46	73	44	27	190
Finance leases (6)	72	96	11	-	179
Certain financing arrangements (7)	8	106	279	4	397
Retirement and other plans (8)	111	214	207	481	1,013
Total	$30,849	$51,689	$53,170	$438,072	$573,780

(1)Estimates are based on financial projections over 40 years and are not discounted for the time value of money. New business issued or acquired, business ceded or sold, changes to or variances from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially. See Note 1 for details of what these liabilities include and represent.

(2)Represents principal amounts of debt only. See Note 12 for additional information.

(3)Estimates are based on the level of capacity we expect to utilize during the life of the LOCs and other reserve financing arrangements. See Note 12 for additional information.

(4)Excludes collateral payable held for derivative investments. See Note 4 for additional information.

(5)See Note 4 for additional information.

(6)See Note 13 for additional information.

(7)Represents certain financing arrangements that did not meet the requirements to be classified as a sale-leaseback arrangement. See Note 13 for additional information.

(8)Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2031 and known payments under deferred compensation arrangements. In addition to these benefit payments, we periodically fund the employees’ defined benefit plans. See Note 17 for additional information.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” for information on our financial strength ratings.

Credit Ratings

Our indicative credit ratings published by the primary rating agencies are set forth below. Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings. There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports. Each rating should be evaluated independently of any other rating. All ratings are on outlook stable except for the ratings assigned by S&P, which are on outlook negative.

As of February 11, 2022, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit are indicated in the following table.

A.M. Best	Fitch	Moody's	S&P
“aaa to c”	“AAA to D”	“Aaa to C”	“AAA to D”
a-	BBB+	Baa1	A-
(7th of 22)	(8th of 21)	(8th of 21)	(7th of 22)

As of February 11, 2022, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit are indicated in the following table.

A.M. Best	Fitch	Moody's	S&P
“AMB-1+ to AMB-4”	“F1 to D”	“P-1 to NP”	“A-1+ to D”
AMB-1	F2	P-2	A-2
(2nd of 6)	(3rd of 8)	(2nd of 4)	(3rd of 7)

All of our credit ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we can maintain these ratings. A downgrade of our credit ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our insurance subsidiaries described in “Part I – Item 1. Business – Financial Strength Ratings.”

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2021:

								Estimated
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$2,934	$3,061	$3,714	$3,874	$4,827	$85,729	$104,139	$117,543
Average interest rate	3.7%	4.0%	3.9%	4.0%	3.7%	4.1%	4.1%
Variable interest rate securities	$88	$31	$30	$35	$59	$795	$1,038	$1,203
Average interest rate	4.2%	5.9%	3.7%	1.3%	5.0%	4.4%	4.4%
Trading securities:
Fixed interest rate securities	$132	$120	$118	$193	$82	$3,510	$4,155	$4,462
Average interest rate	3.4%	4.6%	4.4%	4.9%	4.3%	4.4%	4.4%
Variable interest rate securities	$-	$1	$-	$-	$-	$14	$15	$20
Average interest rate	0.0%	3.1%	0.0%	0.0%	0.0%	7.6%	7.3%
Mortgage loans on real estate:
Total mortgage loans	$871	$780	$1,195	$1,177	$1,454	$12,597	$18,074	$18,700
Average interest rate	4.1%	4.0%	3.9%	3.9%	3.7%	3.8%	3.8%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$2,152	$1,711	$2,794	$2,663	$3,683	$37,602	$50,605	$53,416
Average interest rate (1)	3.6%	3.7%	3.6%	3.6%	3.3%	3.4%	3.4%
Debt	$300	$500	$250	$300	$400	$4,581	$6,331	$7,009
Average interest rate	4.2%	4.0%	1.1%	3.4%	3.6%	4.1%	3.9%
Rate Sensitive Derivative Financial Instruments
Interest rate, foreign currency swaps and forwards: (4)
Pay variable/receive fixed	$664	$4,392	$2,719	$689	$4,629	$23,439	$36,532	$1,210
Average pay rate	1.1%	0.3%	6.4%	0.5%	0.3%	0.7%	1.0%
Average receive rate	3.1%	0.3%	2.7%	3.3%	1.7%	2.3%	2.0%
Pay fixed/receive variable	$570	$4,998	$2,580	$-	$4,343	$12,968	$25,459	$(934)
Average pay rate	2.0%	0.3%	2.7%	0.0%	1.1%	2.2%	1.7%
Average receive rate	0.2%	0.2%	6.6%	0.0%	0.1%	0.4%	1.0%
Interest rate cap corridors:	$1,000	$13,500	$12,300	$-	$-	$-	$26,800	$-
Average buy strike rate (2)	7.0%	7.0%	6.0%	0.0%	0.0%	0.0%	6.5%
Average sell strike rate (2)	11.0%	11.0%	10.0%	0.0%	0.0%	0.0%	10.5%
Forward swap curve	1.7%	1.8%	1.7%	0.0%	0.0%	0.0%	1.8%
Reverse Treasury locks:
5-year on-the-run Treasury	$245	$-	$-	$-	$-	$-	$245	$-
Average strike rate	1.4%	0.0%	0.0%	0.0%	0.0%	0.0%	1.4%
Forward CMT curve (3)	1.6%	0.0%	0.0%	0.0%	0.0%	0.0%	1.6%
10-year on-the-run Treasury	$605	$-	$-	$-	$-	$-	$605	$-
Average strike rate	1.6%	0.0%	0.0%	0.0%	0.0%	0.0%	1.6%
Forward CMT curve (3)	1.7%	0.0%	0.0%	0.0%	0.0%	0.0%	1.7%
30-year on-the-run Treasury	$850	$250	$-	$-	$-	$-	$1,100	$80
Average strike rate	2.2%	2.6%	0.0%	0.0%	0.0%	0.0%	2.3%
Forward CMT curve (3)	2.0%	2.0%	0.0%	0.0%	0.0%	0.0%	2.0%
Total return swaps:
Pay variable/receive fixed	$1,020	$-	$-	$-	$-	$-	$1,020	$(4)
Pay fixed/receive variable	3,596	791	-	-	-	-	4,387	7
Interest rate futures:
2-year Treasury notes	$320	$-	$-	$-	$-	$-	$320	$-
5-year Treasury notes	283	-	-	-	-	-	283	-
10-year Treasury notes	50	-	-	-	-	-	50	-
Treasury bonds	75	-	-	-	-	-	75	-
Foreign currency futures (5)	$163	$-	$-	$-	$-	$-	$163	$-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

(2)The indexes are the 7-year and 10-year constant maturity swap.

(3)The Constant Maturity Treasury (“CMT”) curve is the applicable 5-year, 10-year or 30-year CMT forward curve.

(4)Includes notional of $283 million and fair value of $4 million that support our modified coinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

(5)Includes $53 million of Euro, $50 million of Japanese Yen, $33 million of British Pound and $27 million of Australian Dollar.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2020:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$104,174	$123,044
Trading securities	4,072	4,501
Mortgage loans on real estate	16,964	18,219
Investment type insurance contracts (1)	49,572	54,111
Debt	6,331	7,067
Interest rate and foreign currency swaps	105,629	1,552
Interest rate cap corridors	34,800	-
Reverse Treasury locks	905	67
Total return swaps	5,427	(30)
Interest rate futures	716	-
Foreign currency futures	114	-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2021, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Annuities (1)	$(11)	$15
Retirement Plan Services	8	(8)
Life Insurance	4	(4)
Group Protection	3	(3)
Income (loss) from operations	$4	$-

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

The following provides detail on the percentage differences between the December 31, 2021, interest rates being credited to contract holders based on the fourth quarter of 2021 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$9,517	$18,247	$29,143	$56,907	56.5%
Up to 0.50%	2,913	2,526	160	5,599	5.6%
0.51% to 1.00%	3,359	621	155	4,135	4.1%
1.01% to 1.50%	2,371	-	243	2,614	2.6%
1.51% to 2.00%	345	-	3,435	3,780	3.8%
2.01% to 2.50%	-	-	13	13	0.0%
2.51% to 3.00%	-	-	-	-	0.0%
3.01% or greater	-	-	-	-	0.0%
Occurring after the next twelve months (4)	5,876	-	-	5,876	5.8%
Total discretionary rate setting products	24,381	21,394	33,149	78,924	78.4%
Other contracts (5)	19,492	2,245	-	21,737	21.6%
Total account values	$43,873	$23,639	$33,149	$100,661	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	39.0%	85.3%	87.9%	72.1%

(1)Excludes policy loans.

(2)Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

(3)The average crediting rates were 39 basis points, 5 basis points and 23 basis point in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)The average crediting rates were 147 basis points in excess of average minimum guaranteed rates. Of our account values for these products, 30% are scheduled to reset in more than one year but not more than two years; 51% are scheduled to reset in more than two years but not more than three years; and 19% are scheduled to reset in more than three years.

(5)For Annuities, this amount relates primarily to income annuity and short-term dollar cost averaging business. For Retirement Plan Services, this amount relates primarily to indexed-based rate setting products in which the average crediting rates were 9 basis points in excess of average minimum guaranteed rates, and 85% of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Equity market risk is the risk of financial loss due to changes in the value of equity securities or equity indices. Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives. Due to the use of our RTM process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL. However, earnings are affected by equity market movements on account values and the related fees we earn on those assets. Refer to “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A for further discussion of the effects of equity markets on our RTM.

Fee Income

The fees earned from variable annuities and variable life insurance products are exposed to the risk of a decline in equity market values. These fees are generally a fixed percentage of the market value of account values. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals and redemptions. Such withdrawals and redemptions from equity funds and accounts might be partially offset by transfers to our fixed-income accounts and the transfer of funds to us from our competitors’ customers.

Equity Assets

While we invest in equity assets with the expectation of achieving higher returns than would be available in our core fixed-income investments, the returns on and values of these equity investments are subject to somewhat greater market risk than our fixed-income investments. These investments, however, add diversification benefits to our fixed-income investments.

Derivatives Hedging Equity Market Risk

We enter into derivative transactions to hedge our exposure to equity market risk. Such derivatives include over-the-counter equity options, total return swaps, variance swaps, and equity futures. See Note 5 for additional information on our derivatives used to hedge our exposure to equity market fluctuations.

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2021				As of December 31, 2020
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$244	$244	$25	$(25)	$103	$103
Foreign equities	74	74	7	(7)	26	26
Total equity securities	318	318	32	(32)	129	129
Hedge funds	265	265	27	(27)	245	245
Private equities	2,631	2,631	263	(263)	1,855	1,855
Tax credits	-	-	-	-	7	7
Other equity interests	12	14	1	(1)	13	16
Total equity assets	$3,226	$3,228	$323	$(323)	$2,249	$2,252
Derivatives Hedging Equity
Market Risk
Call options (2)	$34,140	$5,441	$1,354	$(1,390)	$26,536	$2,805
Equity futures	1,453	-	(87)	87	1,619	-
Put options	17,971	(931)	71	(110)	13,804	(602)
Total return swaps	25,031	(157)	(802)	738	18,898	(632)
Total derivatives hedging
equity market risk	$78,595	$4,353	$536	$(675)	$60,857	$1,571

(1)Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

(2)Includes notional of $2.2 billion and fair value of $88 million that support our modified coinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

Liabilities

We have exposure to changes in our stock price through both our deferred and stock-based incentive compensation plans. For additional information on our deferred and stock-based incentive compensations plans, see Notes 17 and 18, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2021, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million.  For purposes of this estimate, we excluded any effect related to net flows, unlocking, persistency, hedge program performance, customer behavior or reduction in account values attributable to contract holder assessments.

The effect of quarterly equity market changes upon fee income and asset-based expenses is generally not fully recognized in the first quarter of the change because fee income is earned and related expenses are incurred based upon daily variable account values.  The difference between the current period average daily variable account values compared to the end-of-period variable account values affects fee income in subsequent periods.  Additionally, the effect on earnings may not necessarily be symmetrical with comparable increases or decreases in the equity markets.  This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values is intended to be illustrative and is concentrated primarily in our Annuities and Retirement Plan Services segments.  Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency.  For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

Credit Risk

Credit risk is the risk to earnings and capital that arises from uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. We are exposed to credit risk primarily by our investments in corporate bonds and mortgage loans on real estate and through our use of derivatives.

Investments

The majority of our credit risk is concentrated in investment holdings. Our portfolio of investments was $153.6 billion and $154.0 billion as of December 31, 2021 and 2020, respectively. Of this total, $100.9 billion and $105.9 billion consisted of corporate bonds and $18.0 billion and $16.8 billion consisted of mortgage loans on real estate as of December 31, 2021 and 2020, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

Derivatives

We are exposed to counterparty credit risk through our various derivative contracts. We depend on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under various derivatives agreements. In order to minimize the risk of default losses, we diversify our exposures among several dealers and limit the amount of exposure to each in accordance with the credit rating of each dealer or its guarantor. We generally limit our selection of counterparties that are obligated under these derivative contracts to those with an “A” credit rating or above. See Note 5 for additional information on managing the credit risk of our counterparties.

We are also exposed to credit risk through the use of certain derivatives. We buy CDSs to minimize our exposure to credit-related events with respect to a single entity or referenced index. We also sell CDSs to offer credit protection to our contract holders and investors with respect to a single entity or referenced index. See Note 5 for additional information on our use of credit derivatives.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities. We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies. As of December 31, 2021 and 2020, our unhedged positions consisted of $4 million and $6 million, respectively, of principal in U.S. dollar equivalents of Canadian-denominated investments with maturity dates up to 2025 and an average interest rate of 2%. As of the same dates, our modified coinsurance portfolios were partially hedged and consisted of $181 million and $184 million, respectively, of principal in U.S. dollar equivalents of foreign denominated investments with maturity dates up to 2063 and an average interest rate of 4%. Investment results for our modified coinsurance agreements are passed directly to the reinsurers. See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

See Note 5 for additional information on our foreign currency swaps used to hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lincoln National Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Deferred Acquisition Costs Asset and Future Contract Benefits Liability

Description of the Matter

At December 31, 2021, deferred acquisition costs totaled $5.9 billion and future contract benefits liabilities totaled $41.0 billion, a portion of which related to universal life-type contracts with secondary guarantees and variable annuity contracts with guaranteed benefit riders.

The carrying amount of the deferred acquisition costs related to these products is the total of costs deferred less amortization, which is calculated in relation to the present value of estimated gross profits of the underlying contracts. As described in Notes 1 (see section on DAC, VOBA, DSI and DFEL) and 7 to the consolidated financial statements, there is a significant amount of uncertainty inherent in calculating estimated gross profits as the calculation includes significant management judgment in developing certain assumptions, such as expected future frequency and level of mortality claims, investment margins, retention and rider utilization. Management’s assumptions are adjusted, also known as unlocked, for emerging experience and expected changes in trends. The unlocking results in deferred acquisition cost amortization being recalculated, using the new assumptions for estimated gross profits, that results either in additional or less cumulative amortization expense.

The future contract benefits liability related to these product guarantees is based on estimates of how much the Company will need to pay for future benefits and the amount of fees to be collected from policyholders for these policy features. As described in Note 1 to the consolidated financial statements (see section on Future Contract Benefits), there is significant uncertainty inherent in estimating this liability because there is a significant amount of management judgment involved in developing certain assumptions that impact the liability balance, which are consistent with the assumptions used to amortize the related deferred acquisition cost asset as noted above and which include expected future frequency and level of mortality claims, investment margins, retention and rider utilization.

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

Variable Annuity Guaranteed Living Benefit Riders Embedded Derivatives

Description of the Matter

The Company’s variable annuity guaranteed living benefit riders include an embedded derivative, represented by an asset totaling $2.0 billion as of December 31, 2021, related to the non-life contingent feature of the product which is accounted for at fair value, with changes in fair value recognized in income. As described in Notes 1 (see section on Future Contract Benefits), 5 and 20 to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the embedded derivative because of the sensitivity of certain assumptions underlying the estimate, including stock market performance, policy lapse experience and rider utilization. Management’s assumptions are adjusted over time for emerging experience and expected changes in trends, resulting in changes to the estimated fair value of the embedded derivative.

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

Valuation of Goodwill for the Life Insurance Reporting Unit

Description of the Matter

At December 31, 2021, the Company’s goodwill was $1.8 billion, of which $634 million related to the Company’s Life Insurance reporting unit. As discussed in Notes 1 (see section on Goodwill) and 9 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. Determining the fair value of the Life Insurance reporting unit as part of the goodwill impairment analysis is sensitive to significant assumptions such as the discount rate, which reflects the market expected, weighted-average rate of return adjusted for the risk factors associated with the operations, and other relevant assumptions impacting projected financial information, such as the profitability of new and in-force business, all of which are affected by expectations about future market or economic conditions.

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

Philadelphia, Pennsylvania

February 17, 2022

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2021	2020

ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $105,177; 2020 - $104,174; allowance for credit losses: 2021 - $19; 2020 - $13)	$118,746	$123,044
Trading securities	4,482	4,501
Equity securities	318	129
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $739; 2020 - $832)	17,991	16,763
Policy loans	2,364	2,426
Derivative investments	5,437	3,109
Other investments	4,292	3,984
Total investments	153,630	153,956
Cash and invested cash	2,612	1,708
Deferred acquisition costs and value of business acquired	6,081	5,812
Premiums and fees receivable	580	486
Accrued investment income	1,189	1,257
Reinsurance recoverables, net of allowance for credit losses	20,295	16,496
Funds withheld reinsurance assets	517	530
Goodwill	1,778	1,778
Other assets	18,036	15,960
Separate account assets	182,583	167,965
Total assets	$387,301	$365,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$41,030	$40,814
Other contract holder funds	111,702	105,405
Short-term debt	300	-
Long-term debt	6,325	6,682
Reinsurance related embedded derivatives	206	392
Funds withheld reinsurance liabilities	2,118	1,946
Payables for collateral on investments	8,946	6,222
Other liabilities	13,819	13,823
Separate account liabilities	182,583	167,965
Total liabilities	367,029	343,249

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 177,193,515 and 192,329,691 shares
issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	4,735	5,082
Retained earnings	9,096	8,686
Accumulated other comprehensive income (loss)	6,441	8,931
Total stockholders’ equity	20,272	22,699
Total liabilities and stockholders’ equity	$387,301	$365,948

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Insurance premiums	$5,617	$5,372	$5,513
Fee income	6,887	6,371	6,497
Net investment income	6,115	5,510	5,223
Realized gain (loss)	(212)	(513)	(610)
Amortization of deferred gain on business sold through reinsurance	46	41	31
Other revenues	777	658	604
Total revenues	19,230	17,439	17,258
Expenses
Interest credited	2,915	2,923	2,780
Benefits	8,529	8,677	7,880
Commissions and other expenses	5,791	5,064	5,287
Interest and debt expense	270	284	326
Spark and strategic digitization expense	87	68	66
Total expenses	17,592	17,016	16,339
Income (loss) before taxes	1,638	423	919
Federal income tax expense (benefit)	233	(76)	33
Net income (loss)	1,405	499	886
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(2,535)	3,192	5,288
Foreign currency translation adjustment	(2)	5	6
Funded status of employee benefit plans	47	61	(28)
Total other comprehensive income (loss), net of tax	(2,490)	3,258	5,266
Comprehensive income (loss)	$(1,085)	$3,757	$6,152

Net Income (Loss) Per Common Share
Basic	$7.50	$2.58	$4.41
Diluted	$7.43	$2.56	$4.38

Cash Dividends Declared Per Common Share	$1.71	$1.62	$1.51

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Common Stock
Balance as of beginning-of-year	$5,082	$5,162	$5,392
Stock compensation/issued for benefit plans	85	48	42
Retirement of common stock/cancellation of shares	(432)	(128)	(272)
Balance as of end-of-year	4,735	5,082	5,162

Retained Earnings
Balance as of beginning-of-year	8,686	8,854	8,551
Cumulative effect from adoption of new accounting standards	-	(203)	-
Net income (loss)	1,405	499	886
Retirement of common stock	(673)	(147)	(278)
Common stock dividends declared	(322)	(317)	(305)
Balance as of end-of-year	9,096	8,686	8,854

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	8,931	5,673	407
Other comprehensive income (loss), net of tax	(2,490)	3,258	5,266
Balance as of end-of-year	6,441	8,931	5,673
Total stockholders’ equity as of end-of-year	$20,272	$22,699	$19,689

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$1,405	$499	$886
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	212	513	610
Trading securities purchases, sales and maturities, net	(108)	266	(2,510)
Amortization of deferred gain on business sold through reinsurance	(46)	(41)	(31)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	315	48	(409)
Premiums and fees receivable	(93)	(21)	105
Accrued investment income	16	(84)	(29)
Insurance liabilities and reinsurance-related balances	(1,954)	(699)	(1,613)
Accrued expenses	389	(18)	107
Federal income tax accruals	232	(98)	(227)
Other	(217)	169	425
Net cash provided by (used in) operating activities	151	534	(2,686)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(16,893)	(16,761)	(15,326)
Sales of available-for-sale securities and equity securities	2,268	1,426	6,807
Maturities of available-for-sale securities	9,621	5,354	6,571
Purchases of alternative investments	(757)	(396)	(433)
Sales and repayments of alternative investments	377	171	131
Issuance of mortgage loans on real estate	(3,084)	(1,800)	(4,262)
Repayment and maturities of mortgage loans on real estate	1,881	1,154	1,163
Issuance (repayment) of policy loans, net	62	50	32
Net change in collateral on investments, derivatives and related settlements	3,261	1,474	79
Other	(303)	(153)	(261)
Net cash provided by (used in) investing activities	(3,567)	(9,481)	(5,499)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(1,096)	(308)
Issuance of long-term debt, net of issuance costs	-	1,289	744
Payment related to modification or early extinguishment of debt	(8)	(13)	(42)
Payment related to sale-leaseback transactions	(59)	(47)	(83)
Proceeds from certain financing arrangements	159	109	107
Deposits of fixed account values, including the fixed portion of variable	12,639	14,034	16,069
Withdrawals of fixed account values, including the fixed portion of variable	(6,607)	(6,113)	(5,849)
Transfers to and from separate accounts, net	(340)	528	(1,362)
Common stock issued for benefit plans	20	(7)	(20)
Repurchase of common stock	(1,105)	(275)	(550)
Dividends paid to common stockholders	(319)	(311)	(303)
Other	(60)	(6)	-
Net cash provided by (used in) financing activities	4,320	8,092	8,403
Net increase (decrease) in cash, invested cash and restricted cash	904	(855)	218
Cash, invested cash and restricted cash as of beginning-of-year	1,708	2,563	2,345
Cash, invested cash and restricted cash as of end-of-year	$2,612	$1,708	$2,563

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

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary. Effective October 1, 2021, Lincoln Life Assurance Company of Boston was merged into The Lincoln National Life Insurance Company (“LNL”), which had no impact on our consolidated financial statements. We use the equity method of accounting to recognize all of our investments in limited liability partnerships. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. In applying these estimates and assumptions, management makes subjective and complex judgments that frequently require assumptions about matters that are uncertain and inherently subject to change, including matters related to or impacted by the COVID-19 pandemic. Actual results could differ from these estimates and assumptions. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill and other intangibles, future contract benefits, other contract holder funds including deferred front-end loads (“DFEL”), pension plans, stock-based incentive compensation, income taxes including the recoverability of our deferred tax assets, and the potential effects of resolving litigated matters.

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

•Mortgage- and asset-backed securities (“ABS”) – We also utilize additional inputs, which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations and mortgage pass through securities backed by residential mortgages (“RMBS”), commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

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

To determine the recovery value of a corporate bond or CLO, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Trading Securities

Trading securities consist of fixed maturity securities in designated portfolios, some of which support modified coinsurance and coinsurance with funds withheld reinsurance agreements. Investment results for the portfolios that support modified coinsurance and coinsurance with funds withheld reinsurance agreements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance agreements. Trading securities are carried at fair value, and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance agreements are recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) as they occur.

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

We have off-balance sheet commitments related to commercial mortgage loans. As such, an allowance for credit losses is developed based on the commercial mortgage loan process outlined above, along with an internally developed conversion factor.

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

Other Investments

Other investments consist primarily of alternative investments, cash collateral receivables related to our derivative instruments, Federal Home Loan Bank (“FHLB”) common stock and short-term investments.

Alternative investments consist primarily of investments in limited partnerships (“LPs”). We account for our investments in LPs using the equity method to determine the carrying value. Recognition of alternative investment income is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners. As a result, our private equity investments are generally on a three-month delay and our hedge funds are on a one-month delay. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the second quarter of each calendar year. Accordingly, our investment income from alternative investments for any calendar-year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar-year period.

In uncleared derivative transactions, we and the counterparty enter into a credit support annex requiring either party to post collateral, which may be in the form of cash, equal to the net derivative exposure. Cash collateral we have posted to a counterparty is recorded within other investments. Cash collateral a counterparty has posted is recorded within payables for collateral on investments. We also have investments in FHLB common stock, carried at cost, that enable access to the FHLB lending program. For more information on our collateralized financing arrangements, see “Payables for Collateral on Investments” below.

Short-term investments consist of securities with original maturities of one year or less, but greater than three months. Securities included in short-term investments are carried at fair value, with valuation methods and inputs consistent with those applied to fixed maturity AFS securities.

Cash and Invested Cash

Cash and invested cash is carried at cost and includes all highly liquid debt instruments purchased with an original maturity of three months or less.

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of UL, VUL, traditional life insurance, group life and disability insurance, annuities and other investment contracts have been deferred (i.e., DAC) to the extent recoverable. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered DSI, and the unamortized balance is reported within other assets on our Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred (i.e., DFEL), and the unamortized balance is reported in other contract holder funds on our Consolidated Balance Sheets.

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

Acquisition costs for all traditional contracts, including term life insurance, individual whole life and group business, are amortized over the premium-paying period or level term period, depending on the contract, which generally results in amortization less than or equal to 30 years. Acquisition costs are either amortized on a straight-line basis or as a level percent of premium of the related policies depending on the block of business.  There is currently no intangible balance or related amortization for fixed and variable payout annuities.

Acquisition costs for UL and VUL insurance and investment-type products, which include fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, death benefits expected to be paid, net of reinsurance ceded and expense margins and actual realized gain (loss) on investments.  Contract lives for UL and VUL policies are estimated to be 40 years based on the expected lives of the contracts.  Contract lives for fixed and variable deferred annuities are generally between 15 and 30 years, while some of our fixed multi-year guarantee products have amortization periods equal to the guarantee period.  The front-end load annuity product has an assumed life of 25 years.  Longer lives are assigned to those blocks that have demonstrated lower lapse experience.

During the third quarter of each year, we conduct our comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL. These assumptions include, but are not limited to, capital markets, investment margins, mortality rates, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts, and with the processing of premium collections, deposits, withdrawals and commissions). Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL included on our Consolidated Balance Sheets are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change related to our expectations of future EGPs (“unlocking”). We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of DAC, VOBA, DSI and DFEL.

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

Our model uses relevant internal or external historical loss information adjusted for current conditions and reasonable and supportable forecasts of future events and conditions in developing our loss estimate. We utilized historical credit rating data to form an estimation of probability of default of counterparties by means of a transition matrix that provides the rates of credit migration for credit ratings transitioning to impairment. We updated reinsurer credit ratings during the quarter to incorporate the most up-to-date information on the current state of the financial stability of our reinsurers. To simulate changes in economic conditions, we used positive, base and adverse scenarios that include varying levels of loss given default assumptions to reflect the impact of changes in severity of losses. We applied probability weights to the positive, base and adverse scenarios. For periods beyond our reasonable and supportable forecasts, we used implicit mean reversion over the remaining life of the recoverable. Additionally, we considered factors that impact our exposure at default that are driven by actuarial expectations around term assumptions rather than being directly driven by market or economic environment.

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

Reinsurance agreements often require the reinsurer to collateralize the recoverable with funds in a trust account or with a letter of credit for the benefit of the ceding insurance entity that can reduce the expected credit losses on a given agreement. As such, we review reinsurance collateral by individual agreement to sensitize risk of loss based on level of collateralization. This review is driven by the assumption that non-collateralized reinsurance recoverables would have materially higher losses in time of default. Therefore, reinsurance recoverables are pooled as either fully-collateralized or non-collateralized.

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

Other Assets and Other Liabilities

Other assets consist primarily of certain reinsurance assets, net of allowance for credit losses, certain guaranteed living benefit (“GLB”) features, specifically identifiable intangible assets, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, DSI, operating lease right-of-use (“ROU”) assets, finance lease assets and other receivables and prepaid expenses. Other liabilities consist primarily of certain reinsurance payables, certain GLB features, current and deferred taxes, pension and other employee benefit liabilities, deferred gain on business sold through reinsurance, derivative instrument liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, long-term operating lease liabilities, certain financing arrangements, finance lease liabilities and other accrued expenses.

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are related to credit loss or non-credit, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss).  Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations.  These assets are amortized on a straight-line basis over their useful life of 25 years. Specifically identifiable intangible assets also includes the value of customer relationships acquired (“VOCRA”) and value of distribution agreements (“VODA”). The carrying values of VOCRA and VODA are amortized using a straight-line basis over their weighted average life of 20 years and 13 years, respectively. See Note 9 for more information regarding specifically identifiable intangible assets.

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

Other liabilities includes deferred gains on business sold through reinsurance. Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”). We are recognizing the gain related to this transaction over the projected life of the policies, or 30 years. Effective January 1, 2020, we entered into a reinsurance agreement with Swiss Re Life & Health America, Inc (“Swiss Re”). We are recognizing the gain related to this transaction over the period over which the projected life of the in-force policies is expected to run off, or 15 years. Effective October 1, 2018, we entered into a reinsurance agreement with Athene Holding Ltd. (“Athene”). We are recognizing the gain related to this transaction over the period over which the majority of account values is expected to run off, or 20 years. See Note 8 for additional information.

Separate Account Assets and Liabilities

Separate accounts represent segregated funds that are maintained to meet specific investment objectives of contract holders who direct the investments and bear the investment risk, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

We report separate account assets as a summary total on the Consolidated Balance Sheets based on the fair value of the underlying investments. The underlying investments consist primarily of mutual funds, fixed maturity securities, short-term investments and cash. Investment income and net realized and unrealized gains (losses) of the separate accounts generally accrue directly to the contract holders; therefore, they are not reflected in the Consolidated Statements of Comprehensive Income (Loss), and the Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts. Asset-based fees and contract administration charges are assessed against the accounts and included within fee income on the Consolidated Statements of Comprehensive Income (Loss). An amount equivalent to the separate account assets is recorded as separate account liabilities, representing the account balance obligated to be returned to the contract holder.

Future Contract Benefits

Future contract benefits represent liability reserves that we have established and carry based on estimates of how much we will need to pay for future benefits and claims. We continually review overall reserve position, reserving techniques and reinsurance arrangements. As experience develops and new information becomes known, liabilities are adjusted as deemed necessary.

The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality rates and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to7.75% depending on the time of contract issue. The liabilities for future contract benefits and claims reserves for immediate and deferred paid-up annuities are computed using investment yield assumptions that range from 0.50% to 12.75%. These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

The liability for future claim reserves for long-term disability contracts for incurred and reported claims are calculated based on assumptions as to interest, claim resolution rates and offsets for other insurance including social security. Claim resolution rate assumptions and social security offsets are based on our actual experience. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for assets supporting the liabilities. During the third quarter of each year, we conduct our comprehensive review of the assumptions and reserving models used in calculating these reserves. The incurred but not reported claim reserves are based on our experiences as to the reporting lags and ultimate loss experience. Claim reserves are subject to revision as current claim experience and projections of future factors affecting claim experience change. Claim reserves do not include a provision for adverse deviation.

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2021, 2020 and 2019, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $48 million, $53 million and $51 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We issue variable annuity and life contracts through separate accounts that may include various types of guaranteed benefits. The liabilities for these guarantees are calculated by estimating the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative payments plus interest on the liability. The change in the liability for a period is the benefit ratio multiplied by the assessments recorded for the period less payments made in the period plus interest. As experience or assumption changes result in a change in expected benefit payments or assessments, the benefit ratio is unlocked or, in other words, recalculated using the updated expected benefit payments and assessments over the life of the contract since inception. The revised benefit ratio is then applied to the liability calculation described above, with the resulting change in liability reported in benefits on our Consolidated Statements of Comprehensive Income (Loss). During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these reserves and unlock assumptions similar to the DAC discussion above. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying value of these reserves. The change in liability impacts EGPs used to calculate amortization of DAC, VOBA, DFEL and DSI.

Certain of our variable annuity contracts reported within future contract benefits contain GLB reserves embedded derivatives, a portion of which may be reported in either other assets or other liabilities, and include guaranteed interest and similar contracts, that are carried at fair value on our Consolidated Balance Sheets, which represents approximate exit price including an estimate for our NPR. Certain of these features have elements of both insurance benefits and embedded derivatives. Through our hybrid accounting approach, for reserve calculation purposes we assign product cash flows to the embedded derivative or insurance portion of the reserves based on the life-contingent nature of the benefits. We report the insurance portion of the reserves in future contract benefits. We classify these GLB reserves embedded derivatives items in Level 3 within the hierarchy levels described above in “Fair Value Measurement.” The “market consistent scenarios” used in the determination of the fair value of the GLB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid. We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 45 million scenarios. The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant. The market consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality rates, risk margins, maintenance expenses and a margin for profit. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value. As discussed in Note 5, we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in the value of the associated reserves. The net impact of these changes is reported as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Other Contract Holder Funds

Other contract holder funds includes account balances on UL and VUL insurance and investment-type annuity products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and contract administration charges, as well as amounts representing the fair value of embedded derivative instruments associated with our IUL and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these embedded derivatives and unlock assumptions similar to the DAC discussion above. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying value of these embedded derivatives. Other contract holder funds also includes DFEL (see “DAC, VOBA, DFEL and DSI” above), dividends payable to contract holders and undistributed earnings on participating business.

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

Contingencies and Commitments

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable, based on our best estimate.

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

Insurance Premiums

Our insurance premiums for traditional life insurance, certain annuities with life contingencies and group insurance products are recognized as revenue when due from the contract holder. Our traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance and term life insurance. Our group insurance products consist primarily of term life, disability and dental.

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

Other Revenues

Other revenues consists primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account values, and proceeds from reinsurance recaptures. The broker-dealer services primarily relate to our retail sales network and consist of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account values. Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements.

Interest Credited

We credit interest to our contract holder account balances based on the contractual terms supporting our products.

Benefits

Benefits for UL and other interest-sensitive life insurance products include benefit claims incurred during the period in excess of contract account balances. Benefits also include the change in reserves for life insurance products with secondary guarantee benefits, annuity products with guaranteed death and living benefits and certain annuities with life contingencies. For traditional life, group life and disability income products, benefits are recognized when incurred in a manner consistent with the related premium recognition policies.

Spark and Strategic Digitization Expense

Spark and strategic digitization expense consists primarily of costs related to our Spark and strategic digitization initiatives.

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

2.  New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the FASB and the impact of the adoption on our consolidated financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

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
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments

These amendments make changes to the accounting and reporting for long-duration contracts issued by an insurance entity that will significantly change how insurers account for long-duration contracts, including how they measure, recognize and make disclosures about insurance liabilities and deferred acquisition costs. Under this ASU, insurers will be required to review cash flow assumptions at least annually and update them if necessary. They also will have to make quarterly updates to the discount rate assumptions they use to measure the liability for future policyholder benefits. The ASU creates a new category of market risk benefits (i.e., features that protect the contract holder from capital market risk and expose the insurer to that risk) that insurers will have to measure at fair value. The ASU provides various transition methods by topic that entities may elect upon adoption. The ASU is effective January 1, 2023, and early adoption is permitted.

January 1, 2023

We will adopt this ASU effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach, except for market risk benefits in which we will apply a full retrospective transition approach.

We continue to make progress in our implementation process that includes, but is not limited to, making significant accounting policy decisions, employing appropriate internal controls, building and updating actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures. In 2022, we will begin the process of recording our transition adjustments and restating applicable prior periods.

We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to better assess the effects as we progress with our implementation efforts. For example, upon adoption, there will be adjustments to retained earnings resulting from the remeasurement of certain current benefits (e.g., guaranteed minimum death benefits on variable annuities) to fair valued market risk benefits, excluding the portion attributable to non-performance risk, which will result in an impact to AOCI. There will be additional impacts to AOCI resulting from the remeasurement of in-force future contract benefits using current upper-medium grade fixed income instrument yields as well as the elimination of shadow accounting for DAC and DAC-like intangibles. While the impact may be material, the magnitude is currently being assessed.

3. Variable Interest Entities

Consolidated VIEs

Reinsurance Related Notes

We are the sole equity owner of Lincoln Financial Limited Liability Company I (“LFLLCI”), which we formed in July 2013. The activities of LFLLCI relate solely to our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and are primarily to acquire, hold and issue notes with LRCVV as well as pay and collect interest on the notes. LFLLCI holds a surplus note issued by LRCVV that had an outstanding principal balance of $594 million as of December 31, 2021. LFLLCI issued a long-term note to LRCVV that has a principal balance that moves concurrently with any variability in the face amount of the surplus note LFLLCI received from LRCVV. We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.

Asset information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2021			As of December 31, 2020
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$594	$-	1	$611	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020.

Unconsolidated VIEs

Reinsurance Related Notes

Effective September 30, 2014, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments.  We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $995 million as of December 31, 2021, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.  The VIE has entered into a total return swap with an unaffiliated third party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. As of December 31, 2021, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

Effective November 1, 2019, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $378 million as of December 31, 2021, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $500 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.

Effective September 30, 2021, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $386 million as of December 31, 2021, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $400 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”), including qualified affordable housing projects, that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.9 billion and $2.1 billion as of December 31, 2021 and 2020, respectively.

4. Investments

Fixed Maturity AFS Securities

In 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related amendments (“ASU 2016-13”), which resulted in a new recognition and measurement of credit losses on most financial assets.

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,373	$12,113	$349	$17	$98,120
U.S. government bonds	375	60	2	-	433
State and municipal bonds	5,322	1,311	12	-	6,621
Foreign government bonds	373	64	5	-	432
RMBS	2,334	196	4	1	2,525
CMBS	1,552	61	14	-	1,599
ABS	8,439	127	54	-	8,512
Hybrid and redeemable preferred securities	409	107	11	1	504
Total fixed maturity AFS securities	$105,177	$14,039	$451	$19	$118,746

	As of December 31, 2020
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,289	$16,662	$150	$12	$102,789
U.S. government bonds	397	88	1	-	484
State and municipal bonds	5,360	1,561	-	-	6,921
Foreign government bonds	384	87	1	-	470
RMBS	2,765	313	1	1	3,076
CMBS	1,390	115	-	-	1,505
ABS	7,041	158	15	-	7,184
Hybrid and redeemable preferred securities	548	97	30	-	615
Total fixed maturity AFS securities	$104,174	$19,081	$198	$13	$123,044

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2021, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,016	$3,032
Due after one year through five years	15,243	15,896
Due after five years through ten years	18,900	20,251
Due after ten years	55,693	66,931
Subtotal	92,852	106,110
Structured securities (RMBS, CMBS, ABS)	12,325	12,636
Total fixed maturity AFS securities	$105,177	$118,746

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$10,796	$234	$1,567	$115	$12,363	$349
U.S. government bonds	6	-	26	2	32	2
State and municipal bonds	522	11	24	1	546	12
Foreign government bonds	61	3	56	2	117	5
RMBS	262	3	22	1	284	4
CMBS	446	12	37	2	483	14
ABS	4,646	49	165	5	4,811	54
Hybrid and redeemable
preferred securities	47	1	76	10	123	11
Total fixed maturity AFS securities	$16,786	$313	$1,973	$138	$18,759	$451

Total number of fixed maturity AFS securities in an unrealized loss position						2,597

	As of December 31, 2020
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$3,039	$92	$607	$58	$3,646	$150
U.S. government bonds	28	1	-	-	28	1
Foreign government bonds	57	1	-	-	57	1
RMBS	45	1	7	-	52	1
ABS	1,527	9	358	6	1,885	15
Hybrid and redeemable
preferred securities	112	13	96	17	208	30
Total fixed maturity AFS securities	$4,808	$117	$1,068	$81	$5,876	$198

Total number of fixed maturity AFS securities in an unrealized loss position						802

(1)As of December 31, 2021 and 2020, we recognized $8 million and $1 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$12	$3	6
Twelve months or greater	58	8	24
Total	$70	$11	30

	As of December 31, 2020
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$63	$23	14
Six months or greater, but less than nine months	2	1	4
Nine months or greater, but less than twelve months	23	7	14
Twelve months or greater	30	11	20
Total	$118	$42	52

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $253 million for the year ended December 31, 2021. As discussed further below, we believe the unrealized loss position as of December 31, 2021, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of December 31, 2021, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of December 31, 2021, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of December 31, 2021 and 2020, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of December 31, 2021 and 2020, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.7 billion and $4.1 billion, respectively, and a fair value of $3.8 billion and $4.2 billion, respectively. Based upon the analysis discussed above, we believe that as of December 31, 2021 and 2020, we would have recovered the amortized cost of each corporate bond.

As of December 31, 2021, the unrealized losses associated with our MBS and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of December 31, 2021, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Year Ended December 31, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$12	$1	$-	$13
Additions for securities for which credit losses were not
previously recognized	8	-	1	9
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	5	-	-	5
Reductions for securities disposed	(2)	-	-	(2)
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-year (2)	$17	$1	$1	$19

	For the Year Ended December 31, 2020
	Corporate
	Bonds	RMBS	ABS	Total
Balance as of beginning-of-year	$-	$-	$-	$-
Additions for securities for which credit losses were not
previously recognized	43	1	1	45
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	(1)	-	(1)	(2)
Reductions for securities disposed	(17)	-	-	(17)
Reductions for securities charged-off	(13)	-	-	(13)
Balance as of end-of-year (2)	$12	$1	$-	$13

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of December 31, 2021 and 2020, accrued interest receivable on fixed maturity AFS securities totaled $972 million and $1.0 billion, respectively, and was excluded from the estimate of credit losses.

Changes in the amount of credit loss of other-than-temporary impairment (“OTTI”) recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

For the
Year
Ended
December 31,
2019
Balance as of beginning-of-year	$355
Increases attributable to:
Credit losses on securities for which an
OTTI was not previously recognized	13
Credit losses on securities for which an
OTTI was previously recognized	3
Decreases attributable to:
Securities sold, paid down or matured	(160)
Balance as of end-of-year	$211

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2021	2020
Fixed maturity securities:
Corporate bonds	$2,734	$3,107
U.S. government bonds	32	-
State and municipal bonds	27	28
Foreign government bonds	73	92
RMBS	95	132
CMBS	137	134
ABS	1,338	966
Hybrid and redeemable preferred securities	46	42
Total trading securities	$4,482	$4,501

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2021, 2020 and 2019, was $(51) million, $118 million and $228 million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2021			As of December 31, 2020
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,167	$837	$18,004	$16,245	$610	$16,855
30 to 59 days past due	15	21	36	4	28	32
60 to 89 days past due	-	5	5	-	8	8
90 or more days past due	-	29	29	-	69	69
Allowance for credit losses	(79)	(17)	(96)	(187)	(17)	(204)
Unamortized premium (discount)	(11)	27	16	(14)	22	8
Mark-to-market gains (losses) (1)	(3)	-	(3)	(5)	-	(5)
Total carrying value	$17,089	$902	$17,991	$16,043	$720	$16,763

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 20 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 26% and 24% of commercial mortgage loans on real estate as of December 31, 2021 and 2020, respectively, and Texas, which accounted for 9% and 10% of commercial mortgage loans on real estate as of December 31, 2021 and 2020, respectively.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 22% and 32% of residential mortgage loans on real estate as of December 31, 2021 and 2020, respectively, and Florida, which accounted for 14% and 18% of residential mortgage loans on real estate as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, we had 65 and 147 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of December 31, 2021 and 2020, we had 34 and 75 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $15 million and $27 million, respectively.

As of December 31, 2021 and 2020, there were four specifically identified impaired commercial mortgage loans with an aggregate carrying value of $1 million.

As of December 31, 2021 and 2020, there were 50 and 76 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $22 million and $34 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Average aggregate carrying value for impaired mortgage loans on real estate	$32	$21	$-
Interest income recognized on impaired mortgage loans on real estate	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of December 31, 2021		As of December 31, 2020
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	30	-	71
Total	$-	$30	$-	$71

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$2,384	3.04	$136	1.74	$-	-	$2,520
2020	1,358	3.03	144	2.06	-	-	1,502
2019	2,917	2.15	188	1.42	-	-	3,105
2018	2,274	2.13	172	1.59	15	1.02	2,461
2017	1,655	2.33	149	1.74	27	0.83	1,831
2016 and prior	5,554	2.41	171	1.76	27	1.08	5,752
Total	$16,142		$960		$69		$17,171

	As of December 31, 2020
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2020	$1,504	2.86	$32	1.52	$-	-	$1,536
2019	3,141	2.25	258	1.78	2	1.74	3,401
2018	2,382	2.16	186	1.49	15	0.71	2,583
2017	1,786	2.34	169	1.73	-	-	1,955
2016	1,713	2.37	174	1.56	22	1.58	1,909
2015 and prior	4,710	2.38	133	1.95	8	1.02	4,851
Total	$15,236		$952		$47		$16,235

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$467	$2	$469
2020	129	2	131
2019	189	21	210
2018	104	5	109
2017	-	-	-
2016 and prior	-	-	-
Total	$889	$30	$919

	As of December 31, 2020
	Performing	Nonperforming	Total
Origination Year
2020	$176	$8	$184
2019	315	51	366
2018	175	12	187
2017	-	-	-
2016	-	-	-
2015 and prior	-	-	-
Total	$666	$71	$737

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Year Ended December 31, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$187	$17	$204
Additions (reductions) from provision for credit loss expense (1)	(108)	-	(108)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-year (2)	$79	$17	$96

	For the Year Ended December 31, 2020
	Commercial	Residential	Total
Balance as of beginning-of-year	$-	$2	$2
Impact of adopting ASU 2016-13	62	26	88
Additions (reductions) from provision for credit loss expense (3)	125	(11)	114
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-year (2)	$187	$17	$204

(1)Due to improving economic projections, the provision for credit loss expense decreased by $108 million for the year ended December 31, 2021. We recognized $4 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2021.

(2)Accrued interest receivable on mortgage loans on real estate totaled $49 million as of December 31, 2021 and 2020, and was excluded from the estimate of credit losses.

(3)Due to changes in economic projections driven by the impact of the COVID-19 pandemic, the provision for credit loss expense increased by $114 million for the year ended December 31, 2020. We recognized $(2) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2020.

There were no changes in the valuation allowance associated with impaired mortgage loans on real estate for the year ended December 31, 2019.

Alternative Investments

As of December 31, 2021 and 2020, alternative investments included investments in 311 and 271 different partnerships, respectively, and represented approximately 2% and 1% of total investments, respectively.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Fixed maturity AFS securities	$4,351	$4,334	$4,281
Trading securities	167	202	191
Equity securities	3	3	4
Mortgage loans on real estate	680	677	629
Real estate	-	1	1
Policy loans	115	125	129
Invested cash	-	12	40
Commercial mortgage loan prepayment
and bond make-whole premiums	199	82	119
Alternative investments	679	197	22
Consent fees	10	7	8
Other investments	64	45	30
Investment income	6,268	5,685	5,454
Investment expense	(153)	(175)	(231)
Net investment income	$6,115	$5,510	$5,223

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Credit Loss Benefit (Expense) (1)
Fixed maturity AFS securities:
Corporate bonds	$(10)	$(25)	$(14)
RMBS	-	(1)	(1)
ABS	-	-	(1)
Hybrid and redeemable preferred securities	(1)	-	-
Gross credit loss benefit (expense)	(11)	(26)	(16)
Associated amortization of DAC, VOBA, DSI and DFEL	-	1	1
Net credit loss benefit (expense)	$(11)	$(25)	$(15)

(1)For the years ended December 31, 2021 and 2020, we recognized credit loss benefit (expense) incurred and write-downs taken as a result of impairments through net income (loss), pursuant to ASU 2016-13. For the year ended December 31, 2019, prior to the adoption of ASU 2016-13, we recognized write-downs taken as a result of OTTI through net income (loss).

During the year ended December 31, 2019, we recorded $15 million of OTTI recognized in OCI.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$5,575	$5,575	$2,976	$2,976
Securities pledged under securities lending agreements (2)	241	235	116	112
Investments pledged for Federal Home Loan Bank of
Indianapolis (“FHLBI”) (3)	3,130	4,876	3,130	5,049
Total payables for collateral on investments	$8,946	$10,686	$6,222	$8,137

(1)We obtain collateral based upon contractual provisions with our counterparties. These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash. This also includes interest payable on collateral. See Note 5 for additional information.

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of December 31, 2021 and 2020, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
Collateral payable for derivative investments	$2,599	$1,588	$751
Securities pledged under securities lending agreements	125	2	26
Securities pledged under repurchase agreements	-	-	(150)
Investments pledged for FHLBI	-	(450)	(350)
Total increase (decrease) in payables for collateral on investments	$2,724	$1,140	$277

We have elected not to offset our securities lending transactions in our consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$239	$-	$-	$-	$239
Foreign government bonds	1	-	-	-	1
Equity securities	1	-	-	-	1
Total gross secured borrowings	$241	$-	$-	$-	$241

	As of December 31, 2020
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$114	$-	$-	$-	$114
Foreign government bonds	2	-	-	-	2
Total gross secured borrowings	$116	$-	$-	$-	$116

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of December 31, 2021, the fair value of all collateral received that we are permitted to sell or re-pledge was $22 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of December 31, 2021, our investment commitments were $3.2 billion, which included $1.6 billion of LPs, $1.0 billion of private placement securities and $574 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2021 and 2020, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $953 million and $1.2 billion, respectively, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $926 million and $1.0 billion, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2021 and 2020, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry with a fair value of $19.6 billion and $20.3 billion, respectively, or 13% of total investments, and our investments in securities in the financial services industry with a fair value of $19.2 billion and $19.6 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity products, indexed variable annuity products and fixed indexed annuity products.

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

Credit Contracts

We use derivative instruments as part of our credit risk management strategy that are economic hedges and include:

Credit Default Swaps – Buying Protection

We use credit default swaps (“CDSs”)to hedge the liability exposure on certain options in variable annuity products.

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

Reinsurance Related Embedded Derivatives

We have certain modified coinsurance and coinsurance with funds withheld reinsurance agreements with embedded derivatives related to the withheld assets of the related funds. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2021			As of December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,222	$98	$436	$2,177	$87	$563
Foreign currency contracts (1)	3,979	283	51	3,089	147	151
Total cash flow hedges	7,201	381	487	5,266	234	714
Fair value hedges:
Interest rate contracts (1)	1,157	-	213	1,161	-	272
Non-Qualifying Hedges
Interest rate contracts (1)	82,786	897	176	135,434	1,587	159
Foreign currency contracts (1)	487	7	2	304	1	8
Equity market contracts (1)	92,641	6,461	2,108	74,610	3,486	1,952
Credit contracts (1)	49	-	-	51	-	-
Embedded derivatives:
GLB direct (2)	-	1,963	-	-	450	-
GLB ceded (2)	-	56	182	-	82	-
Reinsurance related (3)	-	-	206	-	-	392
Indexed annuity and IUL contracts (2) (4)	-	528	6,131	-	550	3,594
Total derivative instruments	$184,321	$10,293	$9,505	$216,826	$6,390	$7,091

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2021
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$4,413	$49,847	$17,324	$14,368	$1,213	$87,165
Foreign currency contracts (2)	410	553	1,574	1,856	73	4,466
Equity market contracts	58,000	17,752	8,267	10	8,612	92,641
Credit contracts	-	49	-	-	-	49
Total derivative instruments
with notional amounts	$62,823	$68,201	$27,165	$16,234	$9,898	$184,321

(1)As of December 31, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of December 31, 2021, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$764	$824	$211	$271
Long-term debt (1)	(854)	(900)	21	(25)

(1)Includes $(356) million and $(370) million of unamortized adjustments from discontinued hedges as of December 31, 2021 and 2020, respectively.

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(402)	$(11)	$139
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	116	(350)	(201)
Foreign currency contracts	130	93	108
Change in foreign currency exchange rate adjustment	152	(174)	(52)
Change in DAC, VOBA, DSI and DFEL	8	(17)	(4)
Income tax benefit (expense)	(87)	94	31
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	3	2	3
Interest rate contracts (2)	(23)	(16)	(5)
Foreign currency contracts (1)	48	56	35
Foreign currency contracts (3)	(2)	6	9
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)	(1)
Income tax benefit (expense)	(5)	(10)	(9)
Balance as of end-of-year	$(103)	$(402)	$(11)

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2021
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(212)	$6,115	$270
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	(60)	46
Derivatives designated as hedging instruments	-	60	(46)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	3	(23)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	(2)	48	-
Non-Qualifying Hedges
Interest rate contracts	(957)	-	-
Foreign currency contracts	(1)	-	-
Equity market contracts	3,354	-	-
Credit contracts	(1)	-	-
Embedded derivatives:
GLB	1,304	-	-
Reinsurance related	185	-	-
Indexed annuity and IUL contracts	(2,622)	-	-

	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2020
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(513)	$5,510	$284
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	69	136
Derivatives designated as hedging instruments	-	(69)	(136)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	(16)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	6	56	-
Non-Qualifying Hedges
Interest rate contracts	1,287	-	-
Foreign currency contracts	(3)	-	-
Equity market contracts	971	-	-
Credit contracts	(6)	-	-
Embedded derivatives:
GLB	32	-	-
Reinsurance related	(65)	-	-
Indexed annuity and IUL contracts	(471)	-	-

	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2019
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(610)	$5,223	$326
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	63	(93)
Derivatives designated as hedging instruments	-	(63)	93
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	3	(5)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	9	35	-
Non-Qualifying Hedges
Interest rate contracts	984	-	-
Foreign currency contracts	(1)	-	-
Equity market contracts	(137)	-	-
Credit contracts	-	-	-
Embedded derivatives:
GLB	306	-	-
Reinsurance related	(324)	-	-
Indexed annuity and IUL contracts	(742)	-	-

As of December 31, 2021, $53 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2021 and 2020, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of December 31, 2021, we did not have any exposure related to CDSs for which we are the seller.

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

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR. The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of December 31, 2021, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of December 31, 2021 or 2020.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2021		As of December 31, 2020
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$2,346	$(281)	$1,233	$(371)
A+	2,772	(251)	1,119	(445)
A	456	(189)	53	-
A-	-	-	571	(245)
	$5,574	$(721)	$2,976	$(1,061)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$7,938	$2,547	$10,485
Gross amounts offset	(2,241)	-	(2,241)
Net amount of assets (1)	5,697	2,547	8,244
Gross amounts not offset:
Cash collateral	(5,574)	-	(5,574)
Non-cash collateral	(123)	-	(123)
Net amount	$-	$2,547	$2,547

Financial Liabilities
Gross amount of recognized liabilities	$777	$6,519	$7,296
Gross amounts offset	(68)	-	(68)
Net amount of liabilities	709	6,519	7,228
Gross amounts not offset:
Cash collateral	(709)	-	(709)
Non-cash collateral	-	-	-
Net amount	$-	$6,519	$6,519

(1)Includes deferred premiums of $260 million reported in other assets on our Consolidated Balance Sheets.

	As of December 31, 2020
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$4,978	$1,082	$6,060
Gross amounts offset	(1,869)	-	(1,869)
Net amount of assets	3,109	1,082	4,191
Gross amounts not offset:
Cash collateral	(2,976)	-	(2,976)
Non-cash collateral	(56)	-	(56)
Net amount	$77	$1,082	$1,159

Financial Liabilities
Gross amount of recognized liabilities	$1,456	$3,986	$5,442
Gross amounts offset	(330)	-	(330)
Net amount of liabilities	1,126	3,986	5,112
Gross amounts not offset:
Cash collateral	(1,061)	-	(1,061)
Non-cash collateral	-	-	-
Net amount	$65	$3,986	$4,051

6. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Current	$12	$(61)	$181
Deferred	221	(15)	(148)
Federal income tax expense (benefit)	$233	$(76)	$33

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Income (loss) before taxes	$1,638	$423	$919
Federal statutory rate	21%	21%	21%
Federal income tax expense (benefit) at federal statutory rate	344	89	193
Effect of:
Tax-preferred investment income (1)	(88)	(98)	(99)
Tax credits	(26)	(39)	(40)
Excess tax benefits from stock-based compensation	-	3	(9)
Tax impact associated with the Tax Cuts and Jobs Act (2)	-	(37)	(17)
Other items	3	6	5
Federal income tax expense (benefit)	$233	$(76)	$33
Effective tax rate	14%	-18%	4%

(1)Relates primarily to separate account dividends eligible for the dividends-received deduction.

(2)In 2019, we recognized a $17 million tax benefit from the impact of the reduced corporate tax rate under the Tax Cuts and Jobs Act (the “Tax Act”) on our election to revalue policyholder tax reserves. In 2020, we recognized a $37 million tax benefit attributable to the carry back of a 2020 net operating loss under the provisions of the Coronavirus Aid, Relief, and Economic Security Act, which provides for a five-year carryback period.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2021	2020
Current	$142	$147
Deferred	(2,800)	(3,256)
Total federal income tax asset (liability)	$(2,658)	$(3,109)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2021	2020
Deferred Tax Assets
Future contract benefits and other contract holder funds	$3,527	$2,377
Reinsurance related embedded derivative asset	43	82
Compensation and benefit plans	198	212
Intangibles	25	27
Tax credits	58	19
Net operating losses	292	218
Other	129	36
Total deferred tax assets	$4,272	$2,971
Deferred Tax Liabilities
DAC	$426	$382
VOBA	149	167
Net unrealized gain on fixed maturity AFS securities	2,877	4,001
Net unrealized gain on trading securities	66	90
Investment activity	3,331	1,249
Other	223	338
Total deferred tax liabilities	$7,072	$6,227
Net deferred tax asset (liability)	$(2,800)	$(3,256)

As of December 31, 2021, we have $58 million of federal income tax credits that can be carried forward to 2030 and 2031. As of December 31, 2021, we have $1.4 billion of net operating losses to carry forward to future years. The net operating losses arose in tax years 2018 and 2021, and under the Tax Act changes, have an unlimited carryforward period. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities. With few exceptions for limited scope review, we are no longer subject to U.S. federal examinations for years before 2018. In the first quarter of 2021, the Internal Revenue Service commenced an examination of our refund claims for 2014 and 2015 that is anticipated to be completed by the end of 2022. We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2021	2020
Balance as of beginning-of-year	$51	$48
Increases for prior year tax positions	2	-
Increases for current year tax positions	-	3
Balance as of end-of-year	$53	$51

As of December 31, 2021 and 2020, $53 million and $51 million, respectively, of our unrecognized tax benefits presented above, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate. We anticipate that it is reasonably possible that unrecognized tax benefits associated with separate account dividends-received deduction and tax credits will decrease by $8 million by the end of 2022, upon the completion of the examination of our refund claims for 2014 and 2015.

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2021, 2020 and 2019, we recognized no interest and penalty expense (benefit), and there was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2021 and 2020.

7. DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Balance as of beginning-of-year	$5,565	$7,352	$9,448
Cumulative effect from adoption of new accounting
standard	-	5	-
Business acquired (sold) through reinsurance	(362)	(10)	-
Deferrals	1,373	1,446	1,902
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(1,001)	(796)	(950)
Unlocking	(565)	(231)	(489)
Adjustment related to realized (gains) losses	86	(19)	54
Adjustment related to unrealized (gains) losses	792	(2,182)	(2,613)
Balance as of end-of-year	$5,888	$5,565	$7,352

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Balance as of beginning-of-year	$247	$342	$816
Business acquired (sold) through reinsurance	(288)	-	-
Deferrals	-	3	6
Amortization:
Amortization, excluding unlocking	(94)	(105)	(114)
Unlocking	(7)	(205)	140
Accretion of interest (1)	33	44	45
Adjustment related to realized (gains) losses	(3)	-	(1)
Adjustment related to unrealized (gains) losses	305	168	(550)
Balance as of end-of-year	$193	$247	$342

(1)The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2021, was as follows:

2022	$45
2023	44
2024	42
2025	40
2026	37

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Balance as of beginning-of-year	$213	$234	$248
Deferrals	5	7	26
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(26)	(20)	(29)
Unlocking	-	(1)	(3)
Adjustment related to realized (gains) losses	3	(1)	2
Adjustment related to unrealized (gains) losses	8	(6)	(10)
Balance as of end-of-year	$203	$213	$234

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Balance as of beginning-of-year	$401	$650	$2,769
Cumulative effect from adoption of new accounting
standard	-	4	-
Business acquired (sold) through reinsurance	(290)	-	-
Deferrals	1,015	1,003	1,095
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(595)	(538)	(544)
Unlocking	(387)	(275)	(426)
Adjustment related to realized (gains) losses	(10)	25	-
Adjustment related to unrealized (gains) losses	281	(468)	(2,244)
Balance as of end-of-year	$415	$401	$650

8. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re:

	For the Years Ended December 31,
	2021	2020	2019
Direct insurance premiums and fee income	$14,154	$13,304	$13,498
Reinsurance assumed	94	95	91
Reinsurance ceded	(1,744)	(1,656)	(1,579)
Total insurance premiums and fee income	$12,504	$11,743	$12,010

Direct insurance benefits	$10,714	$10,630	$9,574
Reinsurance recoveries netted against benefits	(2,185)	(1,953)	(1,694)
Total benefits	$8,529	$8,677	$7,880

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

As of December 31, 2021, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured 20% of the mortality risk on newly issued life insurance contracts in 2021.

Reinsurance Exposures

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers. Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. The amounts recoverable from reinsurers were $20.3 billion and $16.5 billion as of December 31, 2021 and 2020, respectively. Protective represents our largest reinsurance exposure following the sale of individual life and individual and group annuity business acquired from Liberty Life Assurance Company of Boston in 2018, which resulted in amounts recoverable from Protective of $10.7 billion and $11.3 billion as of December 31, 2021 and 2020, respectively. Protective has funded trusts, of which the balance in the trusts changes as a result of ongoing reinsurance activity, to support the business ceded, which totaled $14.0 billion and $15.2 billion as of December 31, 2021 and 2020, respectively.

Effective October 1, 2021, we entered into a reinsurance agreement with Resolution Life to reinsure liabilities under a block of in-force executive benefit and universal life policies. The agreement is structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. Amounts recoverable from Resolution Life were $4.7 billion as of December 31, 2021. Resolution Life has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $4.1 billion as of December 31, 2021. As described in Note 1, we recorded a deferred gain on business sold through reinsurance and amortized $10 million of the gain during 2021.

Some portions of our annuity business have been reinsured on a modified coinsurance basis with other companies. In a modified coinsurance agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.

Effective October 1, 2018, we entered into one such modified coinsurance agreement with Athene to reinsure fixed annuity products, which resulted in a deposit asset of $5.0 billion and $5.8 billion as of December 31, 2021 and 2020, respectively, within other assets on our Consolidated Balance Sheets.

We held assets in support of reserves associated with the Athene transaction in a modified coinsurance investment portfolio, which consisted of the following (in millions):

	As of	As of
	December 31,	December 31,
	2021	2020
Fixed maturity AFS securities	$744	$1,531
Trading securities	3,399	3,357
Equity securities	54	17
Mortgage loans on real estate	739	832
Derivative investments	93	103
Other investments	227	167
Cash and invested cash	110	92
Accrued investment income	33	42
Other assets	5	3
Total	$5,404	$6,144

The portfolio was supported by $157 million of over-collateralization and a $146 million letter of credit as of December 31, 2021. Additionally, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $26 million, $29 million and $30 million of the gain during 2021, 2020 and 2019, respectively.

See “Realized Gain (Loss)” in Note 15 for information on reinsurance related embedded derivatives.

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions. As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $1.1 billion and $1.2 billion as of December 31, 2021 and 2020, respectively. Swiss Re has funded a trust, with a balance of $1.0 billion and $1.2 billion as of December 31, 2021 and 2020, respectively, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives as of December 31, 2021, included $143 million and $31 million, respectively, related to the business sold to Swiss Re.

Credit Losses on Reinsurance Related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $190 million and $192 million as of December 31, 2021 and 2020, respectively.

9. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2021
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

As of October 1, 2021 and 2020, we performed our annual quantitative goodwill impairment test for our reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value for Annuities, Retirement Plan Services, Life Insurance and Group Protection.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2021		As of December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Retirement Plan Services:
Mutual fund contract rights (1)	$5	$-	$5	$-
Life Insurance:
Sales force	100	63	100	59
Group Protection:
VOCRA	576	85	576	55
VODA	31	7	31	5
Insurance licenses (1)	3	-	3	-
Total	$715	$155	$715	$119

(1)No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2021, was as follows:

2022	$37
2023	37
2024	37
2025	37
2026	37
Thereafter	367

10. Guaranteed Benefit Features

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

	As of December 31,
	2021 (1)	2020 (1)
Return of Net Deposits
Total account value	$117,503	$109,856
Net amount at risk (2)	84	72
Average attained age of contract holders	67 years	66 years

Minimum Return
Total account value	$102	$100
Net amount at risk (2)	11	12
Average attained age of contract holders	79 years	78 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$28,788	$27,650
Net amount at risk (2)	400	390
Average attained age of contract holders	73 years	72 years

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

	For the Years Ended December 31,
	2021	2020	2019
Balance as of beginning-of-year	$121	$117	$161
Changes in reserves	31	30	(24)
Benefits paid	(20)	(26)	(20)
Balance as of end-of-year	$132	$121	$117

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2021	2020
Asset Type
Domestic equity	$77,290	$70,362
International equity	21,223	20,855
Fixed income	45,231	43,521
Total	$143,744	$134,738

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 39% and 38% of total life insurance in-force reserves as of December 31, 2021 and 2020, respectively.

11. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Balance as of beginning-of-year	$5,934	$5,552	$5,335
Reinsurance recoverable	151	152	143
Net balance as of beginning-of-year	5,783	5,400	5,192
Incurred related to:
Current year	4,026	3,517	3,193
Prior years:
Interest	141	148	151
All other incurred (1)	(271)	(209)	(308)
Total incurred	3,896	3,456	3,036
Paid related to:
Current year	(2,074)	(1,707)	(1,518)
Prior years	(1,472)	(1,366)	(1,310)
Total paid	(3,546)	(3,073)	(2,828)
Net balance as of end-of-year	6,133	5,783	5,400
Reinsurance recoverable	147	151	152
Balance as of end-of-year	$6,280	$5,934	$5,552

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

Long-term disability benefits may extend for many years, and claim development schedules do not reflect these longer benefit periods. As a result, we use longer term retrospective runoff studies, experience studies and prospective studies to develop our liability estimates. Long-term disability reserves are discounted using rates ranging from 2.5% to 5.0% that vary by year of claim incurral.

12. Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2021	2020
Short-Term Debt
Current maturities of long-term debt	$300	$-
Total short-term debt	$300	$-

Long-Term Debt, Excluding Current Portion
Senior notes:
4.20% notes, due 2022 (1)	$-	$300
4.00% notes, due 2023 (1)	500	500
3.35% notes, due 2025 (1)	300	300
3.625% notes, due 2026 (1)	400	400
3.80% notes, due 2028 (1)	500	500
3.05% notes, due 2030 (1)	500	500
3.40% notes, due 2031 (1)	500	500
6.15% notes, due 2036 (1)	243	243
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
4.35% notes, due 2048 (1)	450	450
4.375% notes, due 2050 (1)	300	300
Total senior notes	4,568	4,868
Term loans:
LIBOR + 87.5 bps loan, due 2024	250	250
Total term loans	250	250
Subordinated notes:
LIBOR + 236 bps, due 2066 (3)	562	-
LIBOR + 204 bps, due 2067 (3)	433	-
Total subordinated notes	995	-
Capital securities:
LIBOR + 236 bps, due 2066 (3)	160	722
LIBOR + 204 bps, due 2067 (3)	58	491
Total capital securities	218	1,213
Unamortized premiums (discounts)	(6)	(6)
Unamortized debt issuance costs	(35)	(38)
Unamortized adjustments from discontinued hedges	356	370
Fair value hedge on interest rate swap agreements	(21)	25
Total long-term debt	$6,325	$6,682

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

Details underlying the recognition of a gain (loss) on the modification or early extinguishment of debt (in millions) reported within interest expense on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Principal balance outstanding prior to modification
or payoff (1)	$995	$796	$109
Unamortized debt issuance costs and discounts	-	(2)	(1)
Amount exchanged or paid to modify or retire debt	(1,003)	(809)	(150)
Gain (loss) on modification or early
extinguishment of debt, pre-tax	$(8)	$(15)	$(42)

(1)During the third quarter of 2021, we completed the exchange of a portion of our outstanding capital securities for newly issued subordinated notes. In connection with the exchange offer, we solicited and received the requisite number of consents to amend the indentures governing the remaining outstanding capital securities to eliminate various terms and conditions and other provisions, including the covenant that required us to make interest payments in accordance with an alternative coupon satisfaction mechanism upon the occurrence of certain trigger events. During 2020, we redeemed our $296 million outstanding principal amount of 4.85% senior notes due 2021 and repaid our $500 million LIBOR + 150 bps term loan due 2022. During 2019, we repurchased $105 million of our 6.15% senior notes due 2036 and $4 million of our 4.85% senior notes due 2021.

Future principal payments due on long-term debt (in millions) as of December 31, 2021, were as follows:

2022	$300
2023	500
2024	250
2025	300
2026	400
Thereafter	4,581
Total	$6,331

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes and term loans, ranks highest in priority, followed by subordinated notes and then capital securities.

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

Credit Facilities

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), (in millions) were as follows:

		As of December 31, 2021
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	June 19, 2026	$2,500	$15
LOC facility (1)	August 26, 2031	983	926
LOC facility (1)	October 1, 2031	920	920
Total		$4,403	$1,861

(1)Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

During June 2021, we entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated our existing five-year revolving credit facility agreement. The amended credit facility, which is unsecured, allows for the issuance of LOCs and borrowing of up to $2.5 billion and has a commitment termination date of June 19, 2026. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business.

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

Upon an event of default, the amended credit facility agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2021, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets. Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid. Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default. The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults. Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable. As of December 31, 2021, we were in compliance with all such covenants.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2021.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2021, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Reinsurance Disputes

Certain reinsurers have sought rate increases on certain yearly renewable term agreements. We are disputing the requested rate increases under these agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have initiated, and may in the future initiate, legal proceedings against us. We believe it is unlikely the outcome of these disputes would have a material impact on our consolidated financial statements. For more information about reinsurance, see Note 8.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the defense of this case. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. On October 22, 2021, the parties informed the presiding judge that they have reached a settlement of the action, subject to court approval. On January 19, 2022, plaintiffs filed a renewed motion for preliminary approval of the class action settlement. The settlement, subject to final approval by the court, consists of $92.5 million in pre-tax cash and a five-year cost of insurance rate freeze, among other terms. On February 3, 2022, the court preliminarily approved the class action settlement and set a final fairness hearing for June 9, 2022.

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

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Master File No. 2:17-cv-04150 is a consolidated litigation matter related to multiple putative class action filings that were consolidated by an order of the court in March 2018. Plaintiffs own universal life insurance policies originally issued by former Jefferson-Pilot (now LNL). Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs seek to represent classes of policyholders and seek damages on their behalf. We are vigorously defending this matter.

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

Commitments

Leases

As of December 31, 2021 and 2020, we had operating lease ROU assets of $147 million and $182 million, respectively, and associated lease liabilities of $157 million and $194 million, respectively. The weighted-average discount rate was 2.6% and 3.2%, respectively, and the remaining lease term was five years and six years, respectively, as of December 31, 2021 and 2020. Operating lease expense for the years ended December 31, 2021, 2020 and 2019, was $49 million, $50 million and $54 million, respectively, and reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2021 and 2020, we had finance lease assets of $37 million and $75 million, respectively, and associated finance lease liabilities of $175 million and $234 million, respectively. The accumulated amortization associated with the finance lease assets was $436 million and $398 million as of December 31, 2021 and 2020, respectively. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate was 1.4% and 2.2%, respectively, and the remaining lease term was one year and two years, respectively, as of December 31, 2021 and 2020.

Finance lease expense (in millions) was as follows:

	For the Years Ended
	December 31,
	2021	2020	2019
Amortization of finance lease assets (1)	$38	$53	$67
Interest on finance lease liabilities (2)	3	6	13
Total	$41	$59	$80

(1)Amortization of finance lease assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

(2)Interest on finance lease liabilities is reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

	For the Years Ended
	December 31,
	2021	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$54	$56
Financing cash flows from finance leases	62	53	96

Supplemental Non-cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$8	$10	$80

Our future minimum lease payments (in millions) under non-cancellable leases as of December 31, 2021, were as follows:

	Operating	Finance
	Leases	Leases
2022	$46	$72
2023	43	79
2024	30	17
2025	23	7
2026	21	4
Thereafter	27	-
Total future minimum lease payments	190	179
Less: Amount representing interest	33	4
Present value of minimum lease payments	$157	$175

As of December 31, 2021, we had one lease that had not yet commenced.

Certain Financing Arrangements

We periodically enter into sale-leaseback arrangements that do not meet the criteria of a sale for accounting purposes. As such, we account for these transactions as financing arrangements. As of December 31, 2021 and 2020, we had $375 million and $216 million, respectively, of financing obligations reported within other liabilities on our Consolidated Balance Sheets. Future payments due on certain financing arrangements (in millions) as of December 31, 2021, were as follows:

2022	$8
2023	26
2024	80
2025	114
2026	165
Thereafter	4
Total future minimum lease payments	397
Less: Amount representing interest	22
Present value of minimum lease payments	$375

Vulnerability from Concentrations

As of December 31, 2021, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition. For information on our investment and reinsurance concentrations, see Notes 4 and 8, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(6) million and $(9) million as of December 31, 2021 and 2020, respectively.

14. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Common Stock
Balance as of beginning-of-year	192,329,691	196,668,532	205,862,760
Stock issued for exercise of warrants	-	-	258,633
Stock compensation/issued for benefit plans	1,106,572	547,209	942,318
Retirement/cancellation of shares	(16,242,748)	(4,886,050)	(10,395,179)
Balance as of end-of-year	177,193,515	192,329,691	196,668,532

Common Stock as of End-of-Year
Basic basis	177,193,515	192,329,691	196,668,532
Diluted basis	179,229,110	193,672,296	199,196,043

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Weighted-average shares, as used in basic calculation	187,359,884	193,610,225	200,608,737
Shares to cover exercise of outstanding warrants	-	-	58,765
Shares to cover non-vested stock	1,357,245	687,240	973,901
Average stock options outstanding during the year	1,844,117	746,742	1,507,049
Assumed acquisition of shares with assumed proceeds
from exercising outstanding warrants	-	-	(9,594)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(1,419,165)	(576,582)	(1,033,507)
Shares repurchasable from measured but
unrecognized stock option expense	(43,314)	(2,445)	(217)
Average deferred compensation shares	-	-	-
Weighted-average shares, as used in diluted calculation	189,098,767	194,465,180	202,105,134

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted earnings per share calculation. The outstanding warrants issued in 2009, each representing the right to purchase one share of our common stock, expired on July 10, 2019.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$9,611	$5,983	$557
Cumulative effect from adoption of new accounting standards	-	45	-
Unrealized holding gains (losses) arising during the year	(5,304)	7,925	9,267
Change in foreign currency exchange rate adjustment	(145)	180	46
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	1,815	(3,569)	(2,462)
Income tax benefit (expense)	774	(970)	(1,457)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(9)	(53)	(28)
Associated amortization of DAC, VOBA, DSI and DFEL	(24)	32	(12)
Income tax benefit (expense)	7	4	8
Balance as of end-of-year	$6,777	$9,611	$5,983
Unrealized OTTI on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$45	$33
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	(45)	-
Gross OTTI recognized in OCI during the year	-	-	(16)
Change in DAC, VOBA, DSI and DFEL	-	-	1
Income tax benefit (expense)	-	-	3
Decreases attributable to:
Changes in fair value, sales, maturities or other settlements of AFS securities	-	-	31
Change in DAC, VOBA, DSI and DFEL	-	-	(1)
Income tax benefit (expense)	-	-	(6)
Balance as of end-of-year	$-	$-	$45
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(402)	$(11)	$139
Unrealized holding gains (losses) arising during the year	246	(257)	(93)
Change in foreign currency exchange rate adjustment	152	(174)	(52)
Change in DAC, VOBA, DSI and DFEL	8	(17)	(4)
Income tax benefit (expense)	(87)	94	31
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	26	48	42
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)	(1)
Income tax benefit (expense)	(5)	(10)	(9)
Balance as of end-of-year	$(103)	$(402)	$(11)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(12)	$(17)	$(23)
Foreign currency translation adjustment arising during the year	(2)	5	6
Balance as of end-of-year	$(14)	$(12)	$(17)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(266)	$(327)	$(299)
Adjustment arising during the year	56	74	(20)
Income tax benefit (expense)	(9)	(13)	(8)
Balance as of end-of-year	$(219)	$(266)	$(327)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2021	2020	2019
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(9)	$(53)	$(28)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(24)	32	(12)	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(33)	(21)	(40)	Income (loss) before taxes
Income tax benefit (expense)	7	4	8	Federal income tax expense (benefit)
Reclassification, net of income tax	$(26)	$(17)	$(32)	Net income (loss)

Unrealized OTTI on Fixed Maturity AFS Securities
Gross reclassification	$-	$-	$4	Realized gain (loss)
Change in DAC, VOBA, DSI and DFEL	-	-	-	Realized gain (loss)
Reclassification before income
tax benefit (expense)	-	-	4	Income (loss) before taxes
Income tax benefit (expense)	-	-	(1)	Federal income tax expense (benefit)
Reclassification, net of income tax	$-	$-	$3	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$3	$2	$3	Net investment income
Interest rate contracts	(23)	(16)	(5)	Interest and debt expense
Foreign currency contracts	48	56	35	Net investment income
Foreign currency contracts	(2)	6	9	Realized gain (loss)
Total gross reclassifications	26	48	42
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(1)	(1)	Commissions and other expenses
Reclassifications before income
tax benefit (expense)	25	47	41	Income (loss) before taxes
Income tax benefit (expense)	(5)	(10)	(9)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$20	$37	$32	Net income (loss)

16

15. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Fixed maturity AFS securities:
Gross gains	$20	$31	$45
Gross losses	(29)	(84)	(73)
Credit loss benefit (expense) (1)	(11)	(26)	-
Gross OTTI	-	-	(16)
Realized gain (loss) on equity securities (2)	43	8	(6)
Credit loss benefit (expense) on mortgage loans on real estate	112	(117)	(1)
Credit loss benefit (expense) on reinsurance related assets	2	-	-
Other gain (loss) on investments	-	(7)	(9)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(25)	31	(13)
Total realized gain (loss) related to certain financial assets	112	(164)	(73)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	68	26	(127)
Indexed annuity and IUL contracts net derivative results: (5)
Gross gain (loss)	30	37	(80)
Associated amortization of DAC, VOBA, DSI and DFEL	4	(25)	2
Variable annuity net derivative results: (6)
Gross gain (loss)	(517)	(367)	(389)
Associated amortization of DAC, VOBA, DSI and DFEL	91	(20)	57
Total realized gain (loss)	$(212)	$(513)	$(610)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $46 million, $8 million and $(4) million for the years ended December 31, 2021, 2020 and 2019, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Notes 1 and 8 for information regarding modified coinsurance.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $3 million and $(24) million for the years ended December 31, 2021 and 2020, respectively.

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

16. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Commissions	$2,221	$2,183	$2,549
General and administrative expenses	2,251	2,072	2,210
Expenses associated with reserve financing and LOCs	102	94	88
DAC and VOBA deferrals and interest, net of amortization	261	(156)	(540)
Broker-dealer expenses	570	493	481
Specifically identifiable intangible asset amortization	37	37	26
Taxes, licenses and fees	335	321	343
Transaction and integration costs related to
mergers, acquisitions and divestitures	14	20	130
Total	$5,791	$5,064	$5,287

17. Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain U.S. defined benefit pension plans in which certain U.S. employees and agents are participants, and a U.K. plan we retained after the sale of the Lincoln UK business. Our defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits. We comply with the minimum funding requirements in both the U.S. and the U.K. In accordance with such practice, we were not required to make contributions for the years ended December 31, 2021 and 2020. We do not expect to be required to make any contributions to these pension plans in 2022. We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired employees and agents. Total net periodic cost (recovery) for these plans was $(41) million, $(11) million and $8 million during 2021, 2020 and 2019, respectively, which was reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss). In 2022, we expect the plans to make benefit payments of approximately $110 million.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2021	2020	2021	2020

			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$1,667	$1,670	$67	$66
Projected benefit obligation	1,595	1,698	79	79
Funded status	$72	$(28)	$(12)	$(13)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$182	$88	$-	$-
Other liabilities	(110)	(116)	(12)	(13)
Net amount recognized	$72	$(28)	$(12)	$(13)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	2.76%	2.58%	3.10%	2.96%
Net periodic benefit cost:
Weighted-average discount rate	2.61%	3.12%	2.96%	3.50%
Expected return on plan assets	6.13%	6.10%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2021, and projected benefit obligation cash flows. The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation. We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2021	2020

Fixed maturity securities:
Corporate bonds	$452	$320
U.S. government bonds	228	246
Foreign government bonds	191	138
State and municipal bonds	28	29
Limited partnerships and common and
preferred stock	527	671
Bulk annuity insurance policy	150	178
Cash and invested cash	91	88
Other investments	67	66
Total	$1,734	$1,736

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible employees and agents. We administer these plans in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986. For the years ended December 31, 2021, 2020 and 2019, expenses for these plans were $107 million, $100 million and $104 million, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former employees, agents and non-employee directors. The results of certain notional investment options within some of the plans are hedged by total return swaps. Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options. Participants of certain plans are able to select our stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans. For the years ended December 31, 2021, 2020 and 2019, expenses for these plans were $32 million, $35 million and $28 million, respectively. For further discussion of total return swaps related to our deferred compensation plans, see Note 5.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2021	2020
Total liabilities (1)	$841	$743
Investments dedicated to fund liabilities (2)	254	229

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

Total compensation expense (in millions) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Stock options	$8	$10	$8
Performance shares	18	5	17
RSUs	35	36	37
Total	$61	$51	$62

Recognized tax benefit	$13	$11	$13

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$8	0.7	$8	0.7	$9	0.9
Performance shares	14	1.2	14	1.3	15	1.3
RSUs	43	1.4	37	1.2	42	1.4
Total unrecognized stock-based
incentive compensation expense	$65		$59		$66

Stock Options

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Weighted-average fair value per option granted	$17.26	$12.25	$13.23
Weighted-average assumptions:
Dividend yield	3.0%	3.0%	2.8%
Expected volatility	45.0%	30.1%	26.9%
Risk-free interest rate (1)	0.6-1.0%	0.3-1.4%	2.1-2.5%
Expected life (in years)	5.8	5.8	5.8

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

Generally, stock options have a maximum contractual term of ten years and vest ratably over a three year period based solely on a service condition. Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2020	3,458,959	$57.64
Granted	641,517	54.69
Exercised	(681,122)	44.24
Forfeited or expired	(407,818)	63.63
Outstanding as of December 31, 2021	3,011,536	$59.23	6.44	$31

Vested or expected to vest as of December 31, 2021 (1)	2,784,239	$59.21	6.30	$29

Exercisable as of December 31, 2021	1,902,919	$59.75	5.26	$20

(1)Includes estimated forfeitures.

The total fair value of stock options with service conditions that vested during the years ended December 31, 2021, 2020 and 2019 was $8 million, $8 million and $7 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2021, 2020 and 2019, was $15 million, $3 million and $3 million, respectively.

We award to certain agents stock options that have a maximum contractual term of five years and generally vest ratably over a two year period depending on the satisfaction of the performance conditions. Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2020	208,650	$52.70
Granted	33,125	61.71
Exercised	(52,518)	43.94
Forfeited or expired	(22,979)	41.00
Outstanding as of December 31, 2021	166,278	$58.88	1.92	$2

Vested or expected to vest as of December 31, 2021 (1)	157,122	$59.75	1.81	$2

Exercisable as of December 31, 2021	135,759	$62.23	1.51	$1

(1) Includes estimated forfeitures.

The total fair value of stock options with performance conditions that vested during the years ended December 31, 2021, 2020 and 2019, was less than $1 million, less than $1 million and $1 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2021, 2020 and 2019, was $1 million, less than $1 million and $1 million, respectively.

Performance Shares

LNC performance shares vest, if at all, on the third anniversary of the grant date. Depending on the achievement level of performance measures pre-determined by the Compensation Committee for the three-year performance period, payouts could range from 0% to 200% of the target award for performance shares granted prior to 2021 and from 0% to 240% of the target award for performance shares granted in 2021. Dividend equivalents accrue with respect to unvested performance shares when and as cash dividends are paid on the Company’s common stock and vest if and to the extent that the underlying performance shares vest. Performance share information in the table below includes dividend equivalents on unvested performance share awards at target.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2020 (1)	542,708	$71.61
Granted	315,076	59.53
Vested	(18,228)	89.88
Forfeited	(81,763)	62.76
Performance adjustment (2)	(127,123)	89.93
Outstanding as of December 31, 2021 (1)	630,670	$63.16

(1)Represents target award amounts.

(2)Represents the difference between the target shares granted and the actual shares vested based upon the achievement level of performance measures.

RSUs

LNC RSUs generally cliff vest on the third anniversary of the grant date, based solely on a service condition. Dividend equivalents accrue with respect to unvested RSUs when and as cash dividends are paid on the Company’s common stock and vest if and when the underlying RSUs vest. RSU information in the table below includes dividend equivalents credited on unvested RSU awards. Information with respect to our RSUs was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2020	1,657,902	$66.62
Granted	911,193	56.91
Vested	(596,467)	75.97
Forfeited	(102,072)	59.88
Outstanding as of December 31, 2021	1,870,556	$59.78

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to the LNC holding company amounts (in millions) below consist of all or a combination of the following entities: LNL, LLANY, FPP, Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont V, Lincoln Reinsurance Company of Vermont VI and Lincoln Reinsurance Company of Vermont VII.

	As of December 31,
	2021	2020
U.S. capital and surplus	$8,773	$8,938

	For the Years Ended December 31,
	2021	2020	2019
U.S. net gain (loss) from operations, after-tax	$(1,262)	$(271)	$409
U.S. net income (loss)	(547)	29	388
U.S. dividends to LNC holding company	1,955	660	600

Comparison of 2021 to 2020

Statutory net income (loss) decreased due primarily to the fourth quarter 2021 reinsurance agreement with Resolution Life (see Note 8 for more information) and unfavorable reserve strain on certain products, partially offset by favorable equity markets. U.S. dividends to LNC holding company included an extraordinary dividend from LNL of $900 million related to proceeds received from the fourth quarter 2021 reinsurance agreement with Resolution Life.

Comparison of 2020 to 2019

Statutory net income (loss) decreased due primarily to increases in benefits and unfavorable reserve strain on certain products, partially offset by favorable equity markets.

State Prescribed and Permitted Practices

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed or permitted accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York. Also, the state of New York prescribes use of the continuous Commissioners’ Annuity Reserve Valuation Method in the calculation of reserves and use of minimum reserve methods and assumptions for variable annuity contracts that may be more conservative than those required by NAIC SAP.  The statutory permitted practice allows accounting for certain call option derivative assets at amortized cost and allows determining certain indexed annuity and indexed life statutory reserve calculations with the assumption that the market value of the related liability call option(s) associated with the current index term is zero. At the conclusion of the index term, credited interest is reflected in the reserve as realized, based on actual index performance.

The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP. One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2021 and 2020. Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2021 and 2020. Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance agreements with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2021 and 2020. These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”) or are compliant under AG48 requirements.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2021	2020
State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$6	$14
Conservative valuation rate on certain annuities	(40)	(44)
Calculation of reserves using continuous CARVM	-	(1)
Conservative Reg 213 reserves on VA contracts	(27)	-
State Permitted Practice
Derivative instruments and equity indexed reserves	(113)	(100)
Vermont Subsidiaries Permitted Practices
Lesser of LOC and XXX additional reserve as surplus	1,847	1,897
LLC notes and variable value surplus notes	1,616	1,640
Excess of loss reinsurance agreements	493	452

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake. As of December 31, 2021, the consolidated RBC ratio for LNC’s statutory insurance companies was in excess of four times the aforementioned company action level RBC.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiary LLANY, a New York-domiciled insurance company, is bound by similar restrictions under the laws of New York. Under New York law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains. We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $865 million in 2022 without prior approval from the respective Commissioner of Insurance.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

20. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$118,746	$118,746	$123,044	$123,044
Trading securities	4,482	4,482	4,501	4,501
Equity securities	318	318	129	129
Mortgage loans on real estate	17,991	18,700	16,763	18,219
Derivative investments (1)	5,437	5,437	3,109	3,109
Other investments	4,284	4,284	3,974	3,974
Cash and invested cash	2,612	2,612	1,708	1,708
Other assets:
GLB direct embedded derivatives	1,963	1,963	450	450
GLB ceded embedded derivatives	56	56	82	82
Indexed annuity ceded embedded derivatives	528	528	550	550
Separate account assets	182,583	182,583	167,965	167,965

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(6,131)	(6,131)	(3,594)	(3,594)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,788)	(1,788)	(1,854)	(1,854)
Account values of certain investment contracts	(41,194)	(47,862)	(40,947)	(49,745)
Short-term debt	(300)	(302)	-	-
Long-term debt	(6,325)	(6,707)	(6,682)	(7,067)
Reinsurance related embedded derivatives	(206)	(206)	(392)	(392)
Other liabilities:
Derivative liabilities (1)	(677)	(677)	(906)	(906)
GLB ceded embedded derivatives	(182)	(182)	-	-

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of December 31, 2021 and 2020, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with modified coinsurance agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services.  We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs, mortgage loans electing the fair value option are categorized as Level 3 within the fair value hierarchy.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of December 31,
	2021	2020
Fair value	$739	$832
Aggregate contractual principal	742	839

As of December 31, 2021 and 2020, no loans for which the fair value option was elected were in non-accrual status and none were more than 90 days past due and still accruing interest.

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

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 or 2020.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of December 31, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$92,400	$5,720	$98,120
U.S. government bonds	428	5	-	433
State and municipal bonds	-	6,621	-	6,621
Foreign government bonds	-	391	41	432
RMBS	-	2,521	4	2,525
CMBS	-	1,599	-	1,599
ABS	-	7,642	870	8,512
Hybrid and redeemable preferred securities	54	357	93	504
Trading securities	32	3,622	828	4,482
Equity securities	7	216	95	318
Mortgage loans on real estate	-	-	739	739
Derivative investments (1)	-	7,597	149	7,746
Other investments - short term investments	-	154	-	154
Cash and invested cash	-	2,612	-	2,612
Other assets:
GLB direct embedded derivatives	-	-	1,963	1,963
GLB ceded embedded derivatives	-	-	56	56
Indexed annuity ceded embedded derivatives	-	-	528	528
Separate account assets	646	181,929	-	182,575
Total assets	$1,167	$307,666	$11,086	$319,919

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(6,131)	$(6,131)
Reinsurance related embedded derivatives	-	(206)	-	(206)
Other liabilities:
Derivative liabilities (1)	-	(2,858)	(128)	(2,986)
GLB ceded embedded derivatives	-	-	(182)	(182)
Total liabilities	$-	$(3,064)	$(6,441)	$(9,505)

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

	For the Year Ended December 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$4	$(182)	$748	$29	$5,720
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(11)	80	(102)	41
RMBS	2	(1)	-	3	-	4
CMBS	-	-	-	8	(8)	-
ABS	570	1	(9)	602	(294)	870
Hybrid and redeemable preferred
securities	104	-	27	(38)	-	93
Trading securities	644	(3)	-	210	(23)	828
Equity securities	59	39	-	(3)	-	95
Mortgage loans on real estate	832	11	5	(109)	-	739
Derivative investments	1,542	1,255	(3)	(139)	(2,634)	21
Other assets: (3)
GLB direct embedded derivatives	450	1,513	-	-	-	1,963
GLB ceded embedded derivatives	82	(26)	-	-	-	56
Indexed annuity ceded embedded derivatives	550	87	-	(109)	-	528
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(2,709)	-	172	-	(6,131)
Other liabilities – GLB ceded embedded
derivatives (3)	-	(182)	-	-	-	(182)
Total, net	$6,441	$(11)	$(173)	$1,420	$(3,032)	$4,645

	For the Year Ended December 31, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$4,281	$(8)	$284	$464	$100	$5,121
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	1	3	(20)	-	74
RMBS	11	-	-	-	(9)	2
CMBS	1	(1)	-	-	-	-
ABS	268	-	7	496	(201)	570
Hybrid and redeemable preferred
securities	78	-	(2)	10	18	104
Trading securities	666	11	-	(32)	(1)	644
Equity securities	30	4	-	20	5	59
Mortgage loans on real estate	-	(1)	(10)	56	787	832
Derivative investments	868	986	267	(363)	(216)	1,542
Other assets: (3)
GLB direct embedded derivatives	450	-	-	-	-	450
GLB ceded embedded derivatives	60	22	-	-	-	82
Indexed annuity ceded embedded derivatives	927	538	-	(915)	-	550
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,585)	(1,009)	-	-	-	(3,594)
Other liabilities – GLB ceded embedded
derivatives (3)	(9)	9	-	-	-	-
Total, net	$5,141	$552	$549	$(284)	$483	$6,441

	For the Year Ended December 31, 2019
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$3,269	$3	$180	$878	$(49)	$4,281
U.S. government bonds	-	-	-	-	5	5
Foreign government bonds	109	-	6	(25)	-	90
RMBS	7	-	-	21	(17)	11
CMBS	2	1	-	5	(7)	1
ABS	134	-	1	619	(486)	268
Hybrid and redeemable preferred
securities	75	-	3	-	-	78
Trading securities	67	17	-	850	(268)	666
Equity securities	25	(12)	-	17	-	30
Derivative investments	534	10	163	161	-	868
Other assets: (3)
GLB direct embedded derivatives	123	327	-	-	-	450
GLB ceded embedded derivatives	72	(12)	-	-	-	60
Indexed annuity ceded embedded derivatives	902	158	-	(133)	-	927
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(1,305)	(900)	-	(380)	-	(2,585)
Other liabilities – GLB ceded embedded	-	-	-	-	-	-
derivatives (3)	-	(9)	-	-	-	(9)
Total, net	$4,014	$(417)	$353	$2,013	$(822)	$5,141

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,408	$(33)	$(109)	$(488)	$(30)	$748
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	80	-	-	-	-	80
RMBS	3	-	-	-	-	3
CMBS	8	-	-	-	-	8
ABS	835	-	-	(233)	-	602
Hybrid and redeemable preferred
securities	12	(20)	-	-	(30)	(38)
Trading securities	383	(24)	-	(149)	-	210
Equity securities	7	(10)	-	-	-	(3)
Mortgage loans on real estate	96	(101)	(26)	(78)	-	(109)
Derivative investments	174	(124)	(189)	-	-	(139)
Other assets – indexed annuity ceded
embedded derivatives	55	-	-	(164)	-	(109)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(400)	-	-	572	-	172
Total, net	$2,661	$(312)	$(329)	$(540)	$(60)	$1,420

	For the Year Ended December 31, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,126	$(250)	$(43)	$(237)	$(132)	$464
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	572	-	-	(76)	-	496
Hybrid and redeemable preferred
securities	14	(4)	-	-	-	10
Trading securities	300	(126)	(40)	(166)	-	(32)
Equity securities	22	(2)	-	-	-	20
Mortgage loans on real estate	71	(15)	-	-	-	56
Derivative investments	520	(412)	(471)	-	-	(363)
Other assets – indexed annuity ceded
embedded derivatives	25	-	-	(940)	-	(915)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(284)	-	-	284	-	-
Total, net	$2,366	$(809)	$(574)	$(1,135)	$(132)	$(284)

	For the Year Ended December 31, 2019
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,170	$(28)	$(78)	$(156)	$(30)	$878
Foreign government bonds	-	-	(25)	-	-	(25)
RMBS	21	-	-	-	-	21
CMBS	7	-	-	(2)	-	5
ABS	646	(8)	-	(19)	-	619
Trading securities	872	-	-	(22)	-	850
Equity securities	50	(33)	-	-	-	17
Derivative investments	555	(63)	(331)	-	-	161
Other assets – indexed annuity ceded
embedded derivatives	56	-	-	(189)	-	(133)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(591)	-	-	211	-	(380)
Total, net	$2,786	$(132)	$(434)	$(177)	$(30)	$2,013

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Trading securities	$4	$-	$-
Equity securities	43	-	-
Mortgage loans on real estate	12	-	-
GLB embedded derivatives	2,326	671	1,015
Derivative investments	1,051	536	168
Embedded derivatives – indexed annuity
and IUL contracts	44	634	(97)
Total, net (1)	$3,480	$1,841	$1,086

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended
	December 31,
	2021	2020
Fixed maturity AFS securities:
Corporate bonds	$(183)	$58
Foreign government bonds	(10)	4
ABS	(9)	5
Hybrid and redeemable preferred
securities	27	(3)
Mortgage loans on real estate	4	-
Total, net	$(171)	$64

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2021
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$163	$(134)	$29
Foreign government bonds	-	(102)	(102)
CMBS	-	(8)	(8)
ABS	36	(330)	(294)
Trading securities	14	(37)	(23)
Derivative investments	24	(2,658)	(2,634)
Total, net	$237	$(3,269)	$(3,032)

	For the Year Ended December 31, 2020
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$343	$(243)	$100
U.S. government bonds	5	(5)	-
RMBS	1	(10)	(9)
ABS	20	(221)	(201)
Hybrid and redeemable preferred
securities	18	-	18
Trading securities	33	(34)	(1)
Equity securities	5	-	5
Mortgage loans on real estate	787	-	787
Derivative investments	-	(216)	(216)
Total, net	$1,212	$(729)	$483

	For the Year Ended December 31, 2019
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$173	$(222)	$(49)
U.S. government bonds	5	-	5
RMBS	-	(17)	(17)
CMBS	-	(7)	(7)
ABS	9	(495)	(486)
Trading securities	5	(273)	(268)
Total, net	$192	$(1,014)	$(822)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the years ended December 31, 2021, 2020 and 2019, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. During 2021, transfers into and out of Level 3 included free-standing instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. The updated valuation technique is considered industry standard and provides us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2021:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,736	Discounted cash flow	Liquidity/duration adjustment (2)	0.1%	-	4.9%	1.5%
Foreign government
bonds	41	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	-	8.0%	6.0%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	-	1.7%	1.7%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	6.7%	6.1%
Other assets:
GLB direct and ceded
embedded derivatives	2,019	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.07%	-	1.27%	0.86%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.59%

Indexed annuity ceded
embedded derivatives	528	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(6,062)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(182)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.07%	-	1.27%	0.86%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.59%

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

The Group Protection segment offers group non-medical insurance products, including short and long-term disability, absence management services, term life, dental, vision and accident, critical illness and hospital indemnity benefits and services to the employer marketplace through various forms of employee-paid and employer-paid plans.

Other Operations includes investments related to the excess capital in our insurance subsidiaries; benefit plan obligations; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance; the results of certain disability income business; our run-off institutional pension business, the majority of which was sold on a group annuity basis; debt costs; Spark and strategic digitization expense; and other corporate investments.

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

•Transaction and integration costs related to mergers and acquisitions including the acquisition or divestiture, through reinsurance or other means, of businesses or blocks of business; and

•Income (loss) from the initial adoption of new accounting standards, regulations, and policy changes including the net impact from the Tax Cuts and Jobs Act.

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Operating revenues:
Annuities	$5,002	$4,455	$4,600
Retirement Plan Services	1,324	1,213	1,200
Life Insurance	8,137	7,516	7,438
Group Protection	4,996	4,793	4,588
Other Operations	180	185	220
Excluded realized gain (loss), pre-tax	(411)	(721)	(794)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	2	(2)	6
Total revenues	$19,230	$17,439	$17,258

	For the Years Ended December 31,
	2021	2020	2019
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,283	$983	$954
Retirement Plan Services	235	168	172
Life Insurance	535	(34)	259
Group Protection	(127)	43	238
Other Operations	(375)	(295)	(268)
Excluded realized gain (loss), after-tax	(325)	(570)	(627)
Benefit ratio unlocking, after-tax	196	194	277
Net impact from the Tax Cuts and Jobs Act	-	37	17
Transaction and integration costs related to mergers, acquisitions
and divestitures, after-tax	(11)	(15)	(103)
Gain (loss) on modification or early extinguishment of debt, after-tax	(6)	(12)	(33)
Net income (loss)	$1,405	$499	$886

Other segment information (in millions) was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net Investment Income
Annuities	$1,401	$1,272	$1,140
Retirement Plan Services	992	933	924
Life Insurance	3,209	2,823	2,658
Group Protection	366	330	307
Other Operations	147	152	194
Total net investment income	$6,115	$5,510	$5,223

	For the Years Ended December 31,
	2021	2020	2019
Amortization of DAC and VOBA, Net of Interest
Annuities	$442	$387	$408
Retirement Plan Services	32	29	26
Life Insurance	1,030	785	779
Group Protection	107	114	111
Total amortization of DAC and VOBA, net of interest	$1,611	$1,315	$1,324

	For the Years Ended December 31,
	2021	2020	2019
Federal Income Tax Expense (Benefit)
Annuities	$241	$149	$139
Retirement Plan Services	49	24	23
Life Insurance	122	(33)	47
Group Protection	(33)	11	63
Other Operations	(106)	(82)	(92)
Excluded realized gain (loss)	(86)	(151)	(167)
Gain (loss) on early extinguishment of debt	(2)	(3)	(9)
Benefit ratio unlocking	52	51	74
Net impact from the Tax Cuts and Jobs Act	-	(37)	(17)
Transaction and integration costs related to mergers,
acquisitions and divestitures	(4)	(5)	(28)
Total federal income tax expense (benefit)	$233	$(76)	$33

	As of December 31,
	2021	2020
Assets
Annuities	$201,732	$184,678
Retirement Plan Services	47,625	45,372
Life Insurance	105,208	101,941
Group Protection	10,522	10,201
Other Operations	22,214	23,756
Total assets	$387,301	$365,948

22. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Interest paid	$277	$283	$281
Income taxes paid (received)	1	22	260
Significant non-cash investing transactions:
Equity securities received in exchange of fixed maturity AFS securities	-	19	-
Significant non-cash financing transactions:
Net reduction of fixed maturity AFS securities and
accrued investment income in connection with a reinsurance transaction	(3,499)	-	-
Reduction of other investments in connection with
the expiration of a repurchase agreement	-	-	(150)

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

(c)Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item relating to our executive officers is incorporated by reference to “Part I – Information About our Executive Officers” of this Form 10-K. Information required by this item relating to our directors and corporate governance matters is incorporated by reference to the sections captioned “Governance of the Company – Our Corporate Governance Guidelines,” “Governance of the Company – Director Nomination Process,” “Governance of the Company – Board Committees – Current Committee Membership and Meetings Held During 2021,” “Governance of the Company – Board Committees – Audit Committee,” “Agenda Item 1 – Election of Directors,” “General Information – Shareholder Proposals for the 2023 Annual Meeting” and “General Information – Delinquent Section 16(a) Reports” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2022.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the sections captioned “Compensation of Outside Directors,” “Compensation Discussion & Analysis,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the sections captioned “Security Ownership” and “Equity Compensation Plan Information” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the sections captioned “Related-Party Transactions” and “Governance of the Company – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2022.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the sections captioned “Agenda Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 192, which is incorporated herein by reference.

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

3.1	Restated Articles of Incorporation of LNC are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 14, 2017.

3.2	Amended and Restated Bylaws of LNC (effective November 1, 2021) are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 23, 2021.

3.3	Amended and Restated Bylaws of LNC (effective May 27, 2022) are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 30, 2021.

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

4.8

Seventh Supplemental Junior Subordinated Indenture, dated August 11, 2021, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

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

4.11

Junior Subordinated Indenture, dated as of March 10, 2009, between LNC and the Bank of New York Mellon, is incorporated by reference to Exhibit 4.3 to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.

4.12

Subordinated Indenture, dated August 11, 2021, between LNC and The Bank of New York Mellon, as trustee, is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.13

First Supplemental Subordinated Indenture, dated August 11, 2021, to Subordinated Indenture dated August 11, 2021, is incorporated by reference to Exhibit 4.4 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.14

Second Supplemental Subordinated Indenture, dated August 11, 2021, to Subordinated Indenture dated August 11, 2021, is incorporated by reference to Exhibit 4.5 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.15	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.16	Form of 6.15% Senior Notes due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.17	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.18	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.19	Form of 7.00% Senior Notes due 2040 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.20	Form of 4.20% Senior Notes due 2022 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 29, 2012.

4.21	Form of 4.00% Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.

4.22	Form of 3.350% Senior Notes due 2025is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 10, 2015.

4.23	Form of 3.625% Senior Notes due 2026 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 12, 2016.

4.24	Form of 4.00% Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.25	Form of 3.800% Senior Notes due 2028 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.26	Form of 4.350% Senior Notes due 2048 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.27	Form of 3.050% Senior Notes due 2030 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 19, 2019.

4.28	Form of 3.400% Senior Notes due 2031, incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.

4.29	Form of 4.375% Senior Notes due 2050, incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.

4.30	Form of Floating Rate Subordinated Note due 2066 is incorporated by reference to Exhibit 4.6 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.31	Form of Floating Rate Subordinated Note due 2067 is incorporated by reference to Exhibit 4.7 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.32	Description of Securities Registered Pursuant to Section 12 of the Exchange Act is incorporated by reference to Exhibit 4.25 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

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

10.5	Non-Employee Director Fees are incorporated by reference to Exhibit 10.5 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.6	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

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

10.10

LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective January 1, 2020, is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2019.*

10.11

Amendment No. 1 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan is incorporated by reference to Exhibit 10.11 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

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

10.16	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.17	Amendment No. 1 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.17 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.18	Amendment No. 2 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.18 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.19	Amendment No. 3 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.19 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.20	Amendment No. 4 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.20 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.21	Amendment No. 5 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.21 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

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

10.40

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.41

Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.42

Amended and Restated Credit Agreement, dated as of June 21, 2021, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, Bank of America, N.A. as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2021.

10.43

Amendment to Amended and Restated Credit Agreement, entered into as of November 19, 2021, by and among LNC, as a borrower, the other Account Parties signatory thereto, Bank of America, N.A. as Administrative Agent, and BofA Securities, Inc., as Sustainability Coordinator, is filed herewith.**

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

** Schedules to this agreement have been omitted pursuant to Item 601(a) of Regulation S-K. LNC will furnish supplementally a copy of the schedule to the SEC, upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LNC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

Dated: February 17, 2022	By:	/s/ Randal J. Freitag
Randal J. Freitag
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2022.

Signature	Title

/s/ Dennis R. Glass	President, Chief Executive Officer and Director
Dennis R. Glass	(Principal Executive Officer)

/s/ Randal J. Freitag	Executive Vice President, Chief Financial Officer and Interim
Randal J. Freitag	Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ Deirdre P. Connelly	Director
Deirdre P. Connelly

/s/ William H. Cunningham	Director
William H. Cunningham

/s/Reginald E. Davis	Director
Reginald E. Davis

/s/ Eric G. Johnson	Director
Eric G. Johnson

/s/ Gary C. Kelly	Director
Gary C. Kelly

/s/ M. Leanne Lachman	Director
M. Leanne Lachman

/s/Dale LeFebvre	Director
Dale LeFebvre

/s/ Janet Liang	Director
Janet Liang

/s/ Michael F. Mee	Director
Michael F. Mee

/s/ Patrick S. Pittard	Director
Patrick S. Pittard

/s/ Lynn M. Utter	Director
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

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2021
		Fair	Carrying
Type of Investment	Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$375	$433	$433
Foreign government bonds	373	432	432
State and municipal bonds	5,322	6,621	6,621
Public utilities	13,785	15,997	15,997
All other corporate bonds	72,588	82,123	82,123
Mortgage-backed and asset-backed securities	12,325	12,636	12,636
Hybrid and redeemable preferred securities	409	504	504
Total fixed maturity available-for-sale securities	105,177	118,746	118,746

Equity Securities
Common stocks:
Banks, trusts and insurance companies	56	65	65
Industrial, miscellaneous and all other	36	68	68
Non-redeemable preferred securities	193	185	185
Total equity securities	285	318	318

Trading securities	4,170	4,482	4,482
Mortgage loans on real estate (2)	18,090	18,700	17,991
Policy loans	2,364	N/A	2,364
Derivative investments (3)	1,225	5,437	5,437
Other investments	4,292	4,292	4,292
Total investments	$135,603		$153,630

(1)For investments deemed to have declines in value that are impairment-related, an allowance for credit losses is recorded to reduce the carrying value to their estimated realizable value.

(2)Mortgage loans on real estate are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain mortgage loans at fair value where the fair value option has been elected.

(3)Derivative investment assets were offset by $677 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As of December 31,
	2021	2020
ASSETS
Investments in subsidiaries (1)	$24,689	$27,677
Other investments	761	933
Cash and invested cash	203	114
Loans and accrued interest to subsidiaries (1)	3,194	2,960
Other assets	159	83
Total assets	$29,006	$31,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common stock dividends payable	$80	$81
Derivative investments liability	425	552
Short-term debt	300	-
Long-term debt	6,325	6,682
Loans from subsidiaries (1)	1,247	1,424
Other liabilities	357	329
Total liabilities	8,734	9,068

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized	4,735	5,082
Retained earnings	9,096	8,686
Accumulated other comprehensive income (loss)	6,441	8,931
Total stockholders’ equity	20,272	22,699
Total liabilities and stockholders’ equity	$29,006	$31,767

(1)Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Dividends from subsidiaries (1)	$2,060	$840	$830
Interest from subsidiaries (1)	114	127	158
Net investment income	1	4	11
Realized gain (loss)	-	-	2
Total revenues	2,175	971	1,001
Expenses
Operating and administrative expenses	69	50	51
Interest – subsidiaries (1)	10	20	48
Interest – other	263	275	311
Total expenses	342	345	410
Income (loss) before federal income taxes, equity in income (loss) of subsidiaries	1,833	626	591
Federal income tax expense (benefit)	(49)	(45)	(52)
Income (loss) before equity in income (loss) of subsidiaries	1,882	671	643
Equity in income (loss) of subsidiaries	(477)	(172)	243
Net income (loss)	1,405	499	886
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(2,535)	3,192	5,288
Foreign currency translation adjustment	(2)	5	6
Funded status of employee benefit plans	47	61	(28)
Total other comprehensive income (loss), net of tax	(2,490)	3,258	5,266
Comprehensive income (loss)	$(1,085)	$3,757	$6,152

(1)Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2021	2020	2019
Net Cash Provided by (Used in) Operating Activities	$1,860	$726	$771
Cash Flows from Investing Activities
Capital contribution to subsidiaries (1)	(65)	(518)	(50)
Net change in collateral on investments, derivatives and related settlements	168	(303)	(279)
Other	(40)	-	-
Net cash provided by (used in) investing activities	63	(821)	(329)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(1,096)	(308)
Issuance of long-term debt, net of issuance costs	-	1,289	744
Payment related to modification or early extinguishment of debt	(8)	(13)	(42)
Increase (decrease) in loans from subsidiaries, net (1)	(188)	565	264
Increase (decrease) in loans to subsidiaries, net (1)	(234)	(514)	(70)
Common stock issued for benefit plans	20	(7)	(20)
Repurchase of common stock	(1,105)	(275)	(550)
Dividends paid to common stockholders	(319)	(311)	(303)
Other	-	(6)	-
Net cash provided by (used in) financing activities	(1,834)	(368)	(285)
Net increase (decrease) in cash, invested cash and restricted cash	89	(463)	157
Cash, invested cash and restricted cash as of beginning-of-year	114	577	420
Cash, invested cash and restricted cash as of end-of-year	$203	$114	$577

(1) Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2021
Annuities	$4,086	$4,181	$-	$41,619	$116
Retirement Plan Services	152	15	-	23,635	-
Life Insurance	1,672	20,389	-	39,717	1,033
Group Protection	171	6,326	-	214	4,450
Other Operations	-	10,119	-	6,517	18
Total	$6,081	$41,030	$-	$111,702	$5,617

	As of or For the Year Ended December 31, 2020
Annuities	$3,782	$4,183	$-	$35,218	$121
Retirement Plan Services	120	11	-	22,912	-
Life Insurance	1,723	20,127	-	39,797	950
Group Protection	187	5,986	-	213	4,280
Other Operations	-	10,507	-	7,265	21
Total	$5,812	$40,814	$-	$105,405	$5,372

	As of or For the Year Ended December 31, 2019
Annuities	$3,790	$3,862	$-	$29,493	$502
Retirement Plan Services	176	9	-	20,553	-
Life Insurance	3,519	16,249	-	39,941	885
Group Protection	209	5,601	-	194	4,113
Other Operations	-	10,699	-	7,837	13
Total	$7,694	$36,420	$-	$98,018	$5,513

(1)Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2021
Annuities	$1,401	$1,091	$465	$1,677	$-
Retirement Plan Services	992	620	32	388	-
Life Insurance	3,209	5,714	1,030	735	-
Group Protection	366	3,896	107	1,154	-
Other Operations	147	123	-	568	-
Total	$6,115	$11,444	$1,634	$4,522	$-

	As of or For the Year Ended December 31, 2020
Annuities	$1,272	$1,245	$365	$1,467	$-
Retirement Plan Services	933	617	29	375	-
Life Insurance	2,823	6,077	786	720	-
Group Protection	330	3,505	114	1,120	-
Other Operations	152	156	-	456	-
Total	$5,510	$11,600	$1,294	$4,138	$-

	As of or For the Year Ended December 31, 2019
Annuities	$1,140	$1,248	$452	$1,463	$-
Retirement Plan Services	924	587	26	392	-
Life Insurance	2,658	5,616	779	737	-
Group Protection	307	3,041	111	1,134	-
Other Operations	194	168	-	626	-
Total	$5,223	$10,660	$1,368	$4,352	$-

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2021
Individual life insurance in-force (1)	$1,845,479	$776,226	$7,659	$1,076,912	0.7%
Premiums:
Life insurance and annuities (2)	11,104	1,707	88	9,485	0.9%
Accident and health insurance	3,050	37	6	3,019	0.2%
Total premiums	$14,154	$1,744	$94	$12,504

	As of or For the Year Ended December 31, 2020
Individual life insurance in-force (1)	$1,653,625	$674,256	$7,875	$987,244	0.8%
Premiums:
Life insurance and annuities (2)	10,474	1,621	88	8,941	1.0%
Accident and health insurance	2,830	35	7	2,802	0.2%
Total premiums	$13,304	$1,656	$95	$11,743

	As of or For the Year Ended December 31, 2019
Individual life insurance in-force (1)	$1,524,977	$628,654	$7,611	$903,934	0.8%
Premiums:
Life insurance and annuities (2)	10,725	1,545	82	9,262	0.9%
Accident and health insurance	2,773	34	9	2,748	0.3%
Total premiums	$13,498	$1,579	$91	$12,010

(1)Includes Group Protection segment and Other Operations in-force amounts.

(2)Includes insurance fees on universal life and other interest-sensitive products.