Form 10-Q
period 2022-03-31
LINCOLN NATIONAL CORP
filed 2022-05-05
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Yes ☐No ☒

As of May 2, 2022, there were 171,946,861 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2022	2021

	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $107,622; 2021 - $105,177; allowance for credit losses: 2022 - $20; 2021 - $19)	$110,695	$118,746
Trading securities	4,385	4,482
Equity securities	346	318
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $537; 2021 - $739)	17,892	17,991
Policy loans	2,339	2,364
Derivative investments	4,840	5,437
Other investments	4,127	4,292
Total investments	144,624	153,630
Cash and invested cash	1,960	2,612
Deferred acquisition costs and value of business acquired	8,810	6,081
Premiums and fees receivable	671	580
Accrued investment income	1,247	1,189
Reinsurance recoverables, net of allowance for credit losses	20,044	20,295
Funds withheld reinsurance assets	510	517
Goodwill	1,778	1,778
Other assets	17,406	18,036
Separate account assets	168,879	182,583
Total assets	$365,929	$387,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$39,773	$41,030
Other contract holder funds	112,901	111,702
Short-term debt	-	300
Long-term debt	6,561	6,325
Reinsurance-related embedded derivatives	-	206
Funds withheld reinsurance liabilities	2,164	2,118
Payables for collateral on investments	8,927	8,946
Other liabilities	12,012	13,819
Separate account liabilities	168,879	182,583
Total liabilities	351,217	367,029

Contingencies and Commitments (See Note 10)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 171,890,974 and 177,193,515 shares
issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	4,586	4,735
Retained earnings	8,876	9,096
Accumulated other comprehensive income (loss)	1,250	6,441
Total stockholders’ equity	14,712	20,272
Total liabilities and stockholders’ equity	$365,929	$387,301

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2022	2021
Revenues
Insurance premiums	$1,477	$1,406
Fee income	1,568	1,592
Net investment income	1,412	1,510
Realized gain (loss)	29	(181)
Amortization of deferred gain on business sold through reinsurance	19	9
Other revenues	182	198
Total revenues	4,687	4,534
Expenses
Interest credited	697	737
Benefits	2,565	2,226
Commissions and other expenses	1,236	1,231
Interest and debt expense	66	65
Spark program expense	31	13
Total expenses	4,595	4,272
Income (loss) before taxes	92	262
Federal income tax expense (benefit)	(12)	37
Net income (loss)	104	225
Other comprehensive income (loss), net of tax	(5,191)	(3,170)
Comprehensive income (loss)	$(5,087)	$(2,945)

Net Income (Loss) Per Common Share
Basic	$0.60	$1.17
Diluted	0.58	1.16

Cash Dividends Declared Per Common Share	$0.45	$0.42

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2022	2021
Common Stock
Balance as of beginning-of-year	$4,735	$5,082
Stock compensation/issued for benefit plans	6	25
Retirement of common stock/cancellation of shares	(155)	(50)
Balance as of end-of-period	4,586	5,057

Retained Earnings
Balance as of beginning-of-year	9,096	8,686
Net income (loss)	104	225
Retirement of common stock	(245)	(55)
Common stock dividends declared	(79)	(81)
Balance as of end-of-period	8,876	8,775

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	6,441	8,931
Other comprehensive income (loss), net of tax	(5,191)	(3,170)
Balance as of end-of-period	1,250	5,761
Total stockholders’ equity as of end-of-period	$14,712	$19,593

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$104	$225
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(29)	181
Trading securities purchases, sales and maturities, net	(187)	98
Amortization of deferred gain on business sold through reinsurance	(19)	(9)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	31	54
Premiums and fees receivable	(91)	(167)
Accrued investment income	(35)	(41)
Insurance liabilities and reinsurance-related balances	1,271	(764)
Accrued expenses	(262)	(40)
Federal income tax accruals	42	37
Other	(72)	(216)
Net cash provided by (used in) operating activities	753	(642)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,934)	(3,834)
Sales of available-for-sale securities and equity securities	105	571
Maturities of available-for-sale securities	1,604	1,913
Purchases of alternative investments	(161)	(163)
Sales and repayments of alternative investments	131	54
Issuance of mortgage loans on real estate	(540)	(888)
Repayment and maturities of mortgage loans on real estate	717	403
Repayment (issuance) of policy loans, net	25	(76)
Net change in collateral on investments, derivatives and related settlements	16	1,341
Other	(104)	(33)
Net cash provided by (used in) investing activities	(2,141)	(712)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-
Issuance of long-term debt, net of issuance costs	297	-
Payment related to sale-leaseback transactions	(4)	-
Deposits of fixed account values, including the fixed portion of variable	3,048	3,136
Withdrawals of fixed account values, including the fixed portion of variable	(1,830)	(1,777)
Transfers to and from separate accounts, net	14	(122)
Common stock issued for benefit plans	(10)	7
Repurchase of common stock	(400)	(105)
Dividends paid to common stockholders	(79)	(80)
Other	-	(63)
Net cash provided by (used in) financing activities	736	996
Net increase (decrease) in cash, invested cash and restricted cash	(652)	(358)
Cash, invested cash and restricted cash as of beginning-of-year	2,612	1,708
Cash, invested cash and restricted cash as of end-of-period	$1,960	$1,350

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2021 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

We continue to make progress in our implementation process that includes, but is not limited to, making significant accounting policy decisions, employing appropriate internal controls, building and updating actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures. In the first quarter of 2022, we continued the process of calculating our transition adjustments and applicable prior period restatements.

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

3. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2022			As of December 31, 2021
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$570	$-	1	$594	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021.

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

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.9 billion as of March 31, 2022, and December 31, 2021.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains, losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,091	$4,983	$2,497	$16	$90,561
U.S. government bonds	392	31	5	-	418
State and municipal bonds	5,380	775	154	-	6,001
Foreign government bonds	358	43	18	-	383
RMBS	2,290	92	42	2	2,338
CMBS	1,656	8	72	-	1,592
ABS	9,046	73	189	1	8,929
Hybrid and redeemable preferred securities	409	86	21	1	473
Total fixed maturity AFS securities	$107,622	$6,091	$2,998	$20	$110,695

	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,373	$12,113	$349	$17	$98,120
U.S. government bonds	375	60	2	-	433
State and municipal bonds	5,322	1,311	12	-	6,621
Foreign government bonds	373	64	5	-	432
RMBS	2,334	196	4	1	2,525
CMBS	1,552	61	14	-	1,599
ABS	8,439	127	54	-	8,512
Hybrid and redeemable preferred securities	409	107	11	1	504
Total fixed maturity AFS securities	$105,177	$14,039	$451	$19	$118,746

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2022, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,095	$3,096
Due after one year through five years	16,078	16,061
Due after five years through ten years	19,211	19,096
Due after ten years	56,246	59,583
Subtotal	94,630	97,836
Structured securities (RMBS, CMBS, ABS)	12,992	12,859
Total fixed maturity AFS securities	$107,622	$110,695

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$30,470	$1,936	$3,411	$561	$33,881	$2,497
U.S. government bonds	36	1	24	4	60	5
State and municipal bonds	1,296	141	73	13	1,369	154
Foreign government bonds	74	7	82	11	156	18
RMBS	960	39	32	3	992	42
CMBS	1,000	44	223	28	1,223	72
ABS	6,938	169	475	20	7,413	189
Hybrid and redeemable
preferred securities	95	5	70	16	165	21
Total fixed maturity AFS securities	$40,869	$2,342	$4,390	$656	$45,259	$2,998

Total number of fixed maturity AFS securities in an unrealized loss position						5,093

	As of December 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$10,796	$234	$1,567	$115	$12,363	$349
U.S. government bonds	6	-	26	2	32	2
State and municipal bonds	522	11	24	1	546	12
Foreign government bonds	61	3	56	2	117	5
RMBS	262	3	22	1	284	4
CMBS	446	12	37	2	483	14
ABS	4,646	49	165	5	4,811	54
Hybrid and redeemable
preferred securities	47	1	76	10	123	11
Total fixed maturity AFS securities	$16,786	$313	$1,973	$138	$18,759	$451

Total number of fixed maturity AFS securities in an unrealized loss position						2,597

(1)As of March 31, 2022, and December 31, 2021, we recognized $8 million of gross unrealized losses in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$640	$178	83
Twelve months or greater	38	6	21
Total	$678	$184	104

	As of December 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$12	$3	6
Twelve months or greater	58	8	24
Total	$70	$11	30

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $2.5 billion for the three months ended March 31, 2022. As discussed further below, we believe the unrealized loss position as of March 31, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2022, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2022, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2022, and December 31, 2021, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2022, and December 31, 2021, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.7 billion and a fair value of $3.6 billion and $3.8 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2022, and December 31, 2021, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2022, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2022, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	March 31, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions for securities for which credit losses were not
previously recognized	-	1	1	2
Additions from purchases of PCD debt securities (1)	-	-	-	-
Reductions for securities disposed	(1)	-	-	(1)
Balance as of end-of-period (2)	$16	$2	$2	$20

	For the Three
	Months Ended
	March 31, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$12	$1	$-	$13
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	1	-	-	1
Balance as of end-of-period (2)	$13	$1	$-	$14

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of March 31, 2022 and 2021, accrued investment income on fixed maturity AFS securities totaled $1.0 billion and $1.1 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2022			As of December 31, 2021
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,774	$1,015	$17,789	$17,167	$837	$18,004
30 to 59 days past due	90	23	113	15	21	36
60 to 89 days past due	16	9	25	-	5	5
90 or more days past due	-	26	26	-	29	29
Allowance for credit losses	(59)	(18)	(77)	(79)	(17)	(96)
Unamortized premium (discount)	(10)	32	22	(11)	27	16
Mark-to-market gains (losses) (1)	(6)	-	(6)	(3)	-	(3)
Total carrying value	$16,805	$1,087	$17,892	$17,089	$902	$17,991

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 26% of commercial mortgage loans on real estate as of March 31, 2022, and December 31, 2021, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of March 31, 2022, and December 31, 2021.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 21% and 22% of residential mortgage loans on real estate as of March 31, 2022, and December 31, 2021, respectively, and Florida, which accounted for 12% and 14% of residential mortgage loans on real estate as of March 31, 2022, and December 31, 2021, respectively.

As of March 31, 2022, and December 31, 2021, we had 63 and 65 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of March 31, 2022, and December 31, 2021, we had 38 and 34 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $17 million and $15 million, respectively.

As of March 31, 2022, and December 31, 2021, there were four specifically identified impaired commercial mortgage loans with an aggregate carrying value of $1 million.

As of March 31, 2022, and December 31, 2021, there were 46 and 50 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $18 million and $22 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Average aggregate carrying value for impaired mortgage loans on real estate	$21	$36
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2022		As of December 31, 2021
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	26	-	30
Total	$-	$26	$-	$30

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$329	2.67	$25	1.57	$-	-	$354
2021	2,378	3.05	87	1.50	-	-	2,465
2020	1,355	2.98	20	1.55	-	-	1,375
2019	2,700	2.15	178	1.56	-	-	2,878
2018	2,238	2.14	155	1.56	15	1.02	2,408
2017 and prior	7,040	2.37	302	1.77	48	0.99	7,390
Total	$16,040		$767		$63		$16,870

	As of December 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$2,384	3.04	$136	1.74	$-	-	$2,520
2020	1,358	3.03	144	2.06	-	-	1,502
2019	2,917	2.15	188	1.42	-	-	3,105
2018	2,274	2.13	172	1.59	15	1.02	2,461
2017	1,655	2.33	149	1.74	27	0.83	1,831
2016 and prior	5,554	2.41	171	1.76	27	1.08	5,752
Total	$16,142		$960		$69		$17,171

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$134	$-	$134
2021	574	3	577
2020	113	3	116
2019	170	17	187
2018	88	3	91
2017 and prior	-	-	-
Total	$1,079	$26	$1,105

	As of December 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$467	$2	$469
2020	129	2	131
2019	189	21	210
2018	104	5	109
2017	-	-	-
2016 and prior	-	-	-
Total	$889	$30	$919

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$79	$17	$96
Additions (reductions) from provision for credit loss expense (1)	(20)	1	(19)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$59	$18	$77

	For the Three
	Months Ended
	March 31, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$187	$17	$204
Additions (reductions) from provision for credit loss expense (1)	(15)	(5)	(20)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$172	$12	$184

(1)Due to improving economic projections, the provision for credit loss expense decreased by $19 million and $20 million for the three months ended March 31, 2022 and 2021, respectively. We recognized $(1) million and $4 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2022 and 2021, respectively.

(2)Accrued investment income on mortgage loans on real estate totaled $49 million and $51 million as of March 31, 2022 and 2021, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2022, and December 31, 2021, alternative investments included investments in 318 and 311 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$1	$(2)
RMBS	(1)	-
ABS	(1)	-
Gross credit loss benefit (expense)	(1)	(2)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-
Net credit loss benefit (expense)	$(1)	$(2)

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,789	$4,789	$5,575	$5,575
Securities pledged under securities lending agreements (2)	258	250	241	235
Investments pledged for Federal Home Loan Bank of
Indianapolis (3)	3,880	5,924	3,130	4,876
Total payables for collateral on investments	$8,927	$10,963	$8,946	$10,686

(1)We obtain collateral based upon contractual provisions with our counterparties. These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash. This also includes interest payable on collateral. See Note 4 for additional information.

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

(3)Our pledged investments for Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”) are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of March 31, 2022, and December 31, 2021, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2022	2021
Collateral payable for derivative investments	$(786)	$246
Securities pledged under securities lending agreements	17	29
Investments pledged for FHLBI	750	1,100
Total increase (decrease) in payables for collateral on investments	$(19)	$1,375

We have elected not to offset our securities lending transactions in our consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$245	$-	$-	$-	$245
Foreign government bonds	11	-	-	-	11
Equity securities	2	-	-	-	2
Total gross secured borrowings	$258	$-	$-	$-	$258

	As of December 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$239	$-	$-	$-	$239
Foreign government bonds	1	-	-	-	1
Equity securities	1	-	-	-	1
Total gross secured borrowings	$241	$-	$-	$-	$241

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2022, the fair value of all collateral received that we are permitted to sell or re-pledge was $22 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of March 31, 2022, our investment commitments were $3.1 billion, which included $1.5 billion of LPs, $854 million of private placement securities and $740 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of March 31, 2022, and December 31, 2021, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $857 million and $953 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal National Mortgage Association with a fair value of $854 million and $926 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2022, and December 31, 2021, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $18.1 billion and $19.2 billion, respectively, or 13% and 12%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $17.8 billion and $19.6 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Reinsurance-Related Embedded Derivatives

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2022			As of December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,137	$15	$285	$3,222	$98	$436
Foreign currency contracts (1)	4,180	313	40	3,979	283	51
Total cash flow hedges	7,317	328	325	7,201	381	487
Fair value hedges:
Interest rate contracts (1)	1,157	-	158	1,157	-	213
Non-Qualifying Hedges
Interest rate contracts (1)	88,588	631	281	82,786	897	176
Foreign currency contracts (1)	383	9	1	487	7	2
Equity market contracts (1)	90,535	5,530	1,301	92,641	6,461	2,108
Credit contracts (1)	56	-	-	49	-	-
Embedded derivatives:
GLB direct (2)	-	1,880	-	-	1,963	-
GLB ceded (2)	-	42	174	-	56	182
Reinsurance-related (3)	-	56	-	-	-	206
Indexed annuity and IUL contracts (2) (4)	-	493	5,574	-	528	6,131
Total derivative instruments	$188,036	$8,969	$7,814	$184,321	$10,293	$9,505

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in other assets and reinsurance-related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2022
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$25,425	$29,454	$19,844	$16,946	$1,213	$92,882
Foreign currency contracts (2)	294	556	1,627	1,992	94	4,563
Equity market contracts	53,860	19,963	7,778	11	8,923	90,535
Credit contracts	-	25	31	-	-	56
Total derivative instruments
with notional amounts	$79,579	$49,998	$29,280	$18,949	$10,230	$188,036

(1)As of March 31, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of March 31, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$701	$764	$148	$211
Long-term debt (1)	(795)	(854)	80	21

(1)Includes $(352) million and $(356) million of unamortized adjustments from discontinued hedges as of March 31, 2022, and December 31, 2021, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(103)	$(402)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	61	152
Foreign currency contracts	(17)	(63)
Change in foreign currency exchange rate adjustment	75	47
Change in DAC, VOBA, DSI and DFEL	15	14
Income tax benefit (expense)	(27)	(30)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	1
Interest rate contracts (2)	(6)	(6)
Foreign currency contracts (1)	13	10
Foreign currency contracts (3)	3	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)
Income tax benefit (expense)	(2)	-
Balance as of end-of-period	$(3)	$(284)

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended March 31,
	2022			2021
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$29	$1,412	$66	$(181)	$1,510	$65

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(63)	58	-	(84)	85
Derivatives designated as
hedging instruments	-	63	(58)	-	84	(85)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	(6)	-	1	(6)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	3	13	-	(2)	10	-
Non-Qualifying Hedges
Interest rate contracts	(821)	-	-	(1,159)	-	-
Equity market contracts	(324)	-	-	1,242	-	-
Embedded derivatives:
GLB	(89)	-	-	1,188	-	-
Reinsurance-related	263	-	-	148	-	-
Indexed annuity and IUL
contracts	506	-	-	(594)	-	-

As of March 31, 2022, $72 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2022 and 2021, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

As of March 31, 2022
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket CDSs	12/20/2026	(3)	(4)	BBB+	1	$-	$25
Basket CDSs	6/20/2027	(3)	(4)	BBB+	1	1	31
					2	$1	$56

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

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Maximum potential payout	$56	$-
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$56	$-

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $1 million of collateral as of March 31, 2022.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2022, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2022, or December 31, 2021.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2022		As of December 31, 2021
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$2,126	$(168)	$2,346	$(281)
A+	2,384	(205)	2,772	(251)
A	279	(108)	456	(189)
A-	-	-	-	-
	$4,789	$(481)	$5,574	$(721)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$6,199	$2,471	$8,670
Gross amounts offset	(1,625)	-	(1,625)
Net amount of assets (1)	4,574	2,471	7,045
Gross amounts not offset:
Cash collateral (2)	(4,574)	-	(4,574)
Non-cash collateral	-	-	-
Net amount	$-	$2,471	$2,471

Financial Liabilities
Gross amount of recognized liabilities	$473	$5,748	$6,221
Gross amounts offset	(33)	-	(33)
Net amount of liabilities	440	5,748	6,188
Gross amounts not offset:
Cash collateral (2)	(440)	-	(440)
Non-cash collateral	-	-	-
Net amount	$-	$5,748	$5,748

(1)Includes deferred premiums receivable (payable) of $(266) million reported in other assets and other liabilities on our Consolidated Balance Sheets.

(2)Excludes excess cash collateral received of $215 million and excess cash collateral pledged of $41 million, as the cash collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

	As of December 31, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$7,938	$2,547	$10,485
Gross amounts offset	(2,241)	-	(2,241)
Net amount of assets (1)	5,697	2,547	8,244
Gross amounts not offset:
Cash collateral (2)	(5,574)	-	(5,574)
Non-cash collateral	(123)	-	(123)
Net amount	$-	$2,547	$2,547

Financial Liabilities
Gross amount of recognized liabilities	$777	$6,519	$7,296
Gross amounts offset	(68)	-	(68)
Net amount of liabilities	709	6,519	7,228
Gross amounts not offset:
Cash collateral (2)	(709)	-	(709)
Non-cash collateral	-	-	-
Net amount	$-	$6,519	$6,519

(1)Includes deferred premiums receivable (payable) of $260 million reported in other assets on our Consolidated Balance Sheets.

(2)Excludes excess cash collateral pledged of $12 million, as the cash collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was (13)% and 14% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three months ended March 31, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items exceeding the tax expense at 21% on pre-tax income.

For the three months ended March 31, 2021, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items.

7. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2022 (1)	2021 (1)
Return of Net Deposits
Total account value	$109,059	$117,503
Net amount at risk (2)	232	84
Average attained age of contract holders	67 years	67 years

Minimum Return
Total account value	$91	$102
Net amount at risk (2)	12	11
Average attained age of contract holders	79 years	79 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$26,308	$28,788
Net amount at risk (2)	1,211	400
Average attained age of contract holders	73 years	73 years

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

	For the Three
	Months Ended
	March 31,
	2022	2021
Balance as of beginning-of-year	$132	$121
Changes in reserves	38	8
Benefits paid	(7)	(5)
Balance as of end-of-period	$163	$124

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Asset Type
Domestic equity	$70,938	$77,290
International equity	19,271	21,223
Fixed income	41,808	45,231
Total	$132,017	$143,744

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 39% of total life insurance in-force reserves as of March 31, 2022, and December 31, 2021.

8. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Balance as of beginning-of-year	$6,280	$5,934
Reinsurance recoverable	147	151
Net balance as of beginning-of-year	6,133	5,783
Incurred related to:
Current year	1,060	1,025
Prior years:
Interest	39	42
All other incurred (1)	(75)	(101)
Total incurred	1,024	966
Paid related to:
Current year	(297)	(302)
Prior years	(663)	(601)
Total paid	(960)	(903)
Net balance as of end-of-period	6,197	5,846
Reinsurance recoverable	145	151
Balance as of end-of-period	$6,342	$5,997

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

9. Debt

Changes in debt (in millions) were as follows:

For the Three
Months Ended
March 31,
2022
Balance as of beginning-of-year	$6,625
3.40% senior notes issued, due 2032	300
Repayment of 4.20% senior notes, due 2022	(300)
Unamortized premiums (discounts)	(1)
Unamortized debt issuance costs	(2)
Unamortized adjustments from discontinued hedges	(3)
Fair value hedge on interest rate swap agreements	(58)
Balance as of end-of-period	$6,561

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2022.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2022, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the defense of this case. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. On October 22, 2021, the parties informed the presiding judge that they have reached a settlement of the action, subject to court approval. On January 19, 2022, plaintiffs filed a renewed motion for preliminary approval of the class action settlement. The settlement, subject to final approval by the court, consists of $92.5 million in pre-tax cash and a five-year cost of insurance rate freeze, among other terms. On February 3, 2022, the court preliminarily approved the class action settlement, and on February 16, 2022, the court set a final fairness hearing for June 29, 2022.

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

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. We are vigorously defending this matter.

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

11. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Common Stock
Balance as of beginning-of-year	177,193,515	192,329,691
Stock compensation/issued for benefit plans	514,855	711,138
Retirement/cancellation of shares	(5,817,396)	(1,891,637)
Balance as of end-of-period	171,890,974	191,149,192

Common Stock as of End-of-Period
Basic basis	171,890,974	191,149,192
Diluted basis	173,761,296	192,464,319

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Weighted-average shares, as used in basic calculation	174,153,475	191,780,135
Shares to cover non-vested stock	1,359,873	989,064
Average stock options outstanding during the period	2,296,869	1,063,513
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(1,825,626)	(765,162)
Shares repurchasable from measured but
unrecognized stock option expense	(71,253)	(1,225)
Average deferred compensation shares	521,211	-
Weighted-average shares, as used in diluted calculation	176,434,549	193,066,325

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

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$6,777	$9,611
Unrealized holding gains (losses) arising during the period	(10,497)	(7,420)
Change in foreign currency exchange rate adjustment	(71)	(44)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	3,839	3,287
Income tax benefit (expense)	1,434	888
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(2)	2
Associated amortization of DAC, VOBA, DSI and DFEL	(5)	(4)
Income tax benefit (expense)	1	-
Balance as of end-of-period	$1,488	$6,324
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(103)	$(402)
Unrealized holding gains (losses) arising during the period	44	89
Change in foreign currency exchange rate adjustment	75	47
Change in DAC, VOBA, DSI and DFEL	15	14
Income tax benefit (expense)	(27)	(30)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	11	3
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(1)
Income tax benefit (expense)	(2)	-
Balance as of end-of-period	$(3)	$(284)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(14)	$(12)
Foreign currency translation adjustment arising during the period	(5)	2
Balance as of end-of-period	$(19)	$(10)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(219)	$(266)
Adjustment arising during the period	4	(3)
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$(216)	$(269)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(2)	$2	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(5)	(4)	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(7)	(2)	Income (loss) before taxes
Income tax benefit (expense)	1	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$(6)	$(2)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$1	Net investment income
Interest rate contracts	(6)	(6)	Interest and debt expense
Foreign currency contracts	13	10	Net investment income
Foreign currency contracts	3	(2)	Realized gain (loss)
Total gross reclassifications	11	3
Associated amortization of DAC,			Commissions and other
VOBA, DSI and DFEL	(2)	(1)	expenses
Reclassifications before income
tax benefit (expense)	9	2	Income (loss) before taxes
Income tax benefit (expense)	(2)	-	Federal income tax expense (benefit)
Reclassifications, net of income tax	$7	$2	Net income (loss)

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

	For the Three
	Months Ended
	March 31,
	2022	2021
Fixed maturity AFS securities:
Gross gains	$2	$11
Gross losses	(4)	(9)
Credit loss benefit (expense) (1)	(1)	(2)
Realized gain (loss) on equity securities (2)	6	11
Credit loss benefit (expense) on mortgage loans on real estate	18	24
Credit loss benefit (expense) on reinsurance-related assets	(5)	-
Other gain (loss) on investments	(3)	3
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(7)	(5)
Total realized gain (loss) related to certain financial assets	6	33
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	(12)	21
Indexed annuity and IUL contracts net derivative results: (5)
Gross gain (loss)	113	32
Associated amortization of DAC, VOBA, DSI and DFEL	(55)	(13)
Variable annuity net derivative results: (6)
Gross gain (loss)	(47)	(316)
Associated amortization of DAC, VOBA, DSI and DFEL	24	62
Total realized gain (loss)	$29	$(181)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes market adjustments on equity securities still held of $8 million and $10 million for the three months ended March 31, 2022 and 2021, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance-related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(3) million and $1 million for the three months ended March 31, 2022 and 2021, respectively.

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

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$110,695	$110,695	$118,746	$118,746
Trading securities	4,385	4,385	4,482	4,482
Equity securities	346	346	318	318
Mortgage loans on real estate	17,892	17,633	17,991	18,700
Derivative investments (1)	4,840	4,840	5,437	5,437
Other investments	4,118	4,118	4,284	4,284
Cash and invested cash	1,960	1,960	2,612	2,612
Other assets:
GLB direct embedded derivatives	1,880	1,880	1,963	1,963
GLB ceded embedded derivatives	42	42	56	56
Reinsurance-related embedded derivatives	56	56	-	-
Indexed annuity ceded embedded derivatives	493	493	528	528
Separate account assets	168,879	168,879	182,583	182,583

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(5,574)	(5,574)	(6,131)	(6,131)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,815)	(1,815)	(1,788)	(1,788)
Account values of certain investment contracts	(41,276)	(41,752)	(41,194)	(47,862)
Short-term debt	-	-	(300)	(302)
Long-term debt	(6,561)	(6,365)	(6,325)	(6,707)
Reinsurance-related embedded derivatives	-	-	(206)	(206)
Other liabilities:
Derivative liabilities (1)	(408)	(408)	(677)	(677)
GLB ceded embedded derivatives	(174)	(174)	(182)	(182)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2022, and December 31, 2021, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Fair value	$537	$739
Aggregate contractual principal	543	742

As of March 31, 2022, and December 31, 2021, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

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

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2022, or December 31, 2021.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$84,701	$5,860	$90,561
U.S. government bonds	396	22	-	418
State and municipal bonds	-	6,001	-	6,001
Foreign government bonds	-	343	40	383
RMBS	-	2,325	13	2,338
CMBS	-	1,575	17	1,592
ABS	-	7,941	988	8,929
Hybrid and redeemable preferred securities	51	324	98	473
Trading securities	-	3,588	797	4,385
Equity securities	14	228	104	346
Mortgage loans on real estate	-	-	537	537
Derivative investments (1)	-	6,226	272	6,498
Other investments – short-term investments	-	235	-	235
Cash and invested cash	-	1,960	-	1,960
Other assets:
GLB direct embedded derivatives	-	-	1,880	1,880
GLB ceded embedded derivatives	-	-	42	42
Reinsurance-related embedded derivatives	-	56	-	56
Indexed annuity ceded embedded derivatives	-	-	493	493
Separate account assets	506	168,371	-	168,877
Total assets	$967	$283,896	$11,141	$296,004

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(5,574)	$(5,574)
Other liabilities:
Derivative liabilities (1)	-	(1,797)	(269)	(2,066)
GLB ceded embedded derivatives	-	-	(174)	(174)
Total liabilities	$-	$(1,797)	$(6,017)	$(7,814)

	As of December 31, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$92,400	$5,720	$98,120
U.S. government bonds	428	5	-	433
State and municipal bonds	-	6,621	-	6,621
Foreign government bonds	-	391	41	432
RMBS	-	2,521	4	2,525
CMBS	-	1,599	-	1,599
ABS	-	7,642	870	8,512
Hybrid and redeemable preferred securities	54	357	93	504
Trading securities	32	3,622	828	4,482
Equity securities	7	216	95	318
Mortgage loans on real estate	-	-	739	739
Derivative investments (1)	-	7,597	149	7,746
Other investments – short-term investments	-	154	-	154
Cash and invested cash	-	2,612	-	2,612
Other assets:
GLB direct embedded derivatives	-	-	1,963	1,963
GLB ceded embedded derivatives	-	-	56	56
Indexed annuity ceded embedded derivatives	-	-	528	528
Separate account assets	646	181,929	-	182,575
Total assets	$1,167	$307,666	$11,086	$319,919

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(6,131)	$(6,131)
Reinsurance-related embedded derivatives	-	(206)	-	(206)
Other liabilities:
Derivative liabilities (1)	-	(2,858)	(128)	(2,986)
GLB ceded embedded derivatives	-	-	(182)	(182)
Total liabilities	$-	$(3,064)	$(6,441)	$(9,505)

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

	For the Three Months Ended March 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$1	$(353)	$358	$134	$5,860
Foreign government bonds	41	-	(1)	-	-	40
RMBS	4	-	-	12	(3)	13
CMBS	-	-	-	17	-	17
ABS	870	-	(27)	187	(42)	988
Hybrid and redeemable preferred
securities	93	-	5	-	-	98
Trading securities	828	(29)	-	2	(4)	797
Equity securities	95	17	-	(8)	-	104
Mortgage loans on real estate	739	(3)	(1)	(198)	-	537
Derivative investments	21	3	(6)	-	(15)	3
Other assets: (3)
GLB direct embedded derivatives	1,963	(83)	-	-	-	1,880
GLB ceded embedded derivatives	56	(14)	-	-	-	42
Indexed annuity ceded embedded derivatives	528	(53)	-	18	-	493
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(6,131)	559	-	(2)	-	(5,574)
Other liabilities – GLB ceded embedded
derivatives (3)	(182)	8	-	-	-	(174)
Total, net	$4,645	$406	$(383)	$386	$70	$5,124

	For the Three Months Ended March 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$2	$(120)	$170	$(28)	$5,145
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	74	-	(8)	-	-	66
RMBS	2	-	-	-	-	2
CMBS	-	1	-	-	-	1
ABS	570	-	(7)	183	(58)	688
Hybrid and redeemable preferred
securities	104	-	1	(20)	-	85
Trading securities	644	(3)	-	66	8	715
Equity securities	59	6	-	(4)	-	61
Mortgage loans on real estate	832	2	3	37	-	874
Derivative investments	1,542	1,251	-	(132)	-	2,661
Other assets: (3)
GLB direct embedded derivatives	450	1,381	-	-	-	1,831
GLB ceded embedded derivatives	82	(40)	-	-	-	42
Indexed annuity ceded embedded derivatives	550	32	-	(55)	-	527
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(626)	-	50	-	(4,170)
Other liabilities – GLB ceded embedded
derivatives (3)	-	(152)	-	-	-	(152)
Total, net	$6,441	$1,854	$(131)	$295	$(78)	$8,381

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$427	$-	$(21)	$(43)	$(5)	$358
RMBS	12	-	-	-	-	12
CMBS	17	-	-	-	-	17
ABS	250	-	-	(56)	(7)	187
Trading securities	179	(132)	-	(45)	-	2
Equity securities	-	(8)	-	-	-	(8)
Mortgage loans on real estate	3	-	-	(201)	-	(198)
Other assets – indexed annuity ceded
embedded derivatives	16	-	-	2	-	18
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(128)	-	-	126	-	(2)
Total, net	$776	$(140)	$(21)	$(217)	$(12)	$386

	For the Three Months Ended March 31, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$297	$(4)	$(15)	$(91)	$(17)	$170
ABS	200	-	-	(17)	-	183
Hybrid and redeemable preferred
securities	-	(20)	-	-	-	(20)
Trading securities	88	(3)	-	(19)	-	66
Equity securities	4	(8)	-	-	-	(4)
Mortgage loans on real estate	72	(35)	-	-	-	37
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	(58)	-	(55)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(108)	-	-	158	-	50
Total, net	$730	$(194)	$(197)	$(27)	$(17)	$295

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2022	2021
Trading securities	$(30)	$(2)
Equity securities	18	6
Mortgage loans on real estate	(3)	4
Derivative investments	2	1,053
GLB embedded derivatives	120	1,570
Embedded derivatives – indexed annuity
and IUL contracts	84	43
Total, net (1)	$191	$2,674

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2022	2021
Fixed maturity AFS securities:
Corporate bonds	$(356)	$(122)
Foreign government bonds	(2)	(8)
ABS	(27)	(8)
Hybrid and redeemable preferred
securities	5	2
Mortgage loans on real estate	-	3
Total, net	$(380)	$(133)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2022			March 31, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$196	$(62)	$134	$10	$(38)	$(28)
RMBS	-	(3)	(3)	-	-	-
ABS	-	(42)	(42)	-	(58)	(58)
Trading securities	-	(4)	(4)	13	(5)	8
Derivative investments	-	(15)	(15)	-	-	-
Total, net	$196	$(126)	$70	$23	$(101)	$(78)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2022 and 2021, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2022:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,772	Discounted cash flow	Liquidity/duration adjustment (2)	0.4%	-	4.7%	1.6%
Foreign government
bonds	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.1%	-	10.3%	7.8%
ABS	17	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	-	1.4%	1.4%
Hybrid and redeemable
preferred securities	3	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	-	1.5%	1.5%
Equity securities	21	Discounted cash flow	Liquidity/duration adjustment (2)	3.6%	-	4.5%	3.8%
Other assets:
GLB direct and ceded	1,922	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
embedded derivatives			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.14%	-	1.59%	1.14%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

Indexed annuity ceded
embedded derivatives	493	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(5,574)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(174)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.14%	-	1.59%	1.14%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.53%

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

14. Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 to the consolidated financial statements in our 2021 Form 10-K.

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2022	2021
Revenues
Operating revenues:
Annuities	$1,232	$1,204
Retirement Plan Services	318	327
Life Insurance	1,825	1,939
Group Protection	1,303	1,254
Other Operations	40	38
Excluded realized gain (loss), pre-tax	(26)	(229)
Amortization of DFEL associated
with benefit ratio unlocking, pre-tax	(5)	1
Total revenues	$4,687	$4,534

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$302	$290
Retirement Plan Services	55	57
Life Insurance	58	107
Group Protection	(41)	(26)
Other Operations	(80)	(78)
Excluded realized gain (loss), after-tax	(20)	(180)
Benefit ratio unlocking, after-tax	(170)	55
Net income (loss)	$104	$225

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2022, compared with December 31, 2021, and the results of operations for the three months ended March 31, 2022, compared with the corresponding period in 2021 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2021 Form 10-K.

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

•Changes in accounting principles that may affect our business, results of operations and financial condition, including the adoption effective January 1, 2023, of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts;

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth protection, accumulation, retirement income and group protection products and solutions through our four business segments:

•Annuities;

•Retirement Plan Services;

•Life Insurance; and

•Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. See “Part I – Item 1. Business” in our 2021 Form 10-K for a discussion of our business segments and products.

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

We provide information about our segments’ and Other Operations’ operating revenue and expense line items and realized gain (loss), key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2021 Form 10-K.

Industry trends, significant operational matters and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2021 Form 10-K, which is further updated by the discussion that follows.

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect us and are expected to continue to adversely affect our business, results of operations and financial condition in the second quarter of 2022. We continue to monitor U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic on our Life Insurance and Group Protection segments. See “Additional Information” within Results of Life Insurance and Results of Group Protection below for expected impacts of the COVID-19 pandemic in the second quarter of 2022.

The ultimate impact on our business, results of operations and financial condition depends on the severity and duration of the COVID-19 pandemic and related health, economic and business impacts and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. For more information on the risks related to the COVID-19 pandemic, see “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

Interest Rate Environment

In light of substantial progress since 2020 in the labor markets, elevated inflation and geopolitical events, the Federal Reserve announced in March 2022 the first increase to the federal funds rate target range since December 2018. Subsequently, in May 2022, the Federal Reserve announced an additional 50 basis points increase to the federal funds rate target range, setting the range at 0.75% to 1.00%, and stated that it anticipates ongoing increases throughout 2022. Additionally, the Federal Reserve announced that it will reduce its holdings of Treasury securities, agency debt and agency mortgage-backed securities at a measured pace beginning in June 2022. Although short-term interest rates may continue to rise during the year, we expect the low interest rate environment to continue to adversely affect our businesses through spread compression, which we expect to moderate over time as interest rates continue to rise. We continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this continued low interest rate environment.

We have provided disclosures around interest rate risk in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Annual Assumption Review – Long-Term New Money Investment Yield Sensitivity” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K.

Spark Initiative

In the fourth quarter of 2021, we formally communicated our new expense savings initiative, the Spark Initiative. Because we have almost completed the investments related to our strategic digitization initiative first announced in 2016, beginning in the fourth quarter of 2021, we integrated the actual and expected remaining amounts associated with that initiative into the amounts associated with the Spark Initiative. For more information about the Spark Initiative, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2021 Form 10-K.

Critical Accounting Policies and Estimates

The MD&A included in our 2021 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2021 Form 10-K, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Reversion to the Mean

As variable fund returns do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our reversion to the mean (“RTM”) process, as discussed in our 2021 Form 10-K.

If we had unlocked our RTM assumption as of March 31, 2022, we would have recorded favorable unlocking of approximately $300 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2022:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$461	$97,456	$193	$98,110
Priced by independent broker quotations	-	-	4,411	4,411
Priced by matrices	-	14,256	-	14,256
Priced by other methods (1)	-	-	3,853	3,853
Total	$461	$111,712	$8,457	$120,630

Percent of total	0%	93%	7%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2021 Form 10-K and Note 13 herein.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 herein and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

Future Contract Benefits

Guaranteed Living Benefits

Within our annuity business, we have certain products that contain GLB features. The proportion of our variable annuity account values that contained GLB features to our total annuity account values, net of reinsurance, was 49% and 52% as of March 31, 2022 and 2021, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of March 31, 2022 and 2021, 19% and 9%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of March 31, 2022 and 2021, was $1.1 billion and $541 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) – Variable Annuity Net Derivative Results” below.

For information on our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities, see our discussion in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Future Contract Benefits – GLB” in our 2021 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$302	$290
Retirement Plan Services	55	57
Life Insurance	58	107
Group Protection	(41)	(26)
Other Operations	(80)	(78)
Excluded realized gain (loss), after-tax	(20)	(180)
Benefit ratio unlocking, after-tax	(170)	55
Net income (loss)	$104	$225

	For the Three
	Months Ended
	March 31,
	2022	2021
Deposits
Annuities	$2,705	$2,814
Retirement Plan Services	3,367	2,640
Life Insurance	1,334	1,219
Total deposits	$7,406	$6,673

Net Flows
Annuities	$(553)	$(776)
Retirement Plan Services	946	347
Life Insurance	883	793
Total net flows	$1,276	$364

	As of March 31,
	2022	2021
Account Values
Annuities	$162,144	$161,123
Retirement Plan Services	95,343	91,157
Life Insurance	50,626	58,410
Total account values	$308,113	$310,690

Comparison of the Three Months Ended March 31, 2022 to 2021

Net income decreased due primarily to the following:

•Lower investment income on alternative investments.

•Unfavorable variable annuity net derivative results.

•Unfavorable disability experience in our Group Protection segment.

•Higher Spark program expense as part of our Spark Initiative.

•The impact of the fourth quarter 2021 reinsurance agreement in our Life Insurance segment.

•Spread compression due to average new money rates trailing our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates.

The decrease in net income was partially offset by the following:

•Lower mortality claims in our Life Insurance and Group Protection segments attributable to the COVID-19 pandemic.

•Higher prepayment and bond make-whole premiums.

•Federal income tax benefit in 2022 as compared to federal income tax expense in 2021.

•Growth in business in force and group earned premiums.

For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Insurance premiums (1)	$30	$32
Fee income	658	652
Net investment income	360	328
Operating realized gain (loss) (2)	54	50
Amortization of deferred gain on
business sold through reinsurance	6	6
Other revenues (3)	124	136
Total operating revenues	1,232	1,204
Operating Expenses
Interest credited	207	199
Benefits (1)	152	141
Commissions and other expenses	522	514
Total operating expenses	881	854
Income (loss) from operations before taxes	351	350
Federal income tax expense (benefit)	49	60
Income (loss) from operations	$302	$290

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include changes in income annuity reserves driven by premiums.

(2)See “Realized Gain (Loss)” below.

(3)Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited.

Comparison of the Three Months Ended March 31, 2022 to 2021

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by prepayment and bond make-whole premiums and higher average gross fixed account values, partially offset by lower investment income on alternative investments within our surplus portfolio.

•Lower federal income tax expense due to unfavorable tax return true-ups in 2021 driven by the separate account dividends-received deduction (“DRD”).

The increase in income from operations was partially offset by higher benefits driven by an increase in the growth of our GLB benefit reserves due to market performance.

Additional Information

For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account values. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% and 8% for the three months ended March 31, 2022 and 2021, respectively.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Fee Income
Mortality, expense and other assessments	$652	$649
Surrender charges	4	1
DFEL:
Deferrals	(6)	(7)
Amortization, net of interest	8	9
Total fee income	$658	$652

	As of or For the Three
	Months Ended
	March 31,
	2022	2021
Variable Account Value Information
Variable annuity deposits (1)	$1,137	$1,097
Increases (decreases) in variable annuity
account values:
Net flows (1)	(1,421)	(1,790)
Change in market value (1)	(9,099)	4,162
Contract holder assessments (1)	(691)	(684)
Transfers to the variable portion
of variable annuity products
from the fixed portion of
variable annuity products	140	158
Variable annuity account values (1)	125,676	130,036
Average daily variable annuity account
values (1)	127,688	130,030
Average daily S&P 500® Index (2)	4,467	3,861

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

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account values. Average daily variable account values are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account value or the guaranteed amount. We may collect surrender charges when our fixed and variable annuity contract holders surrender their contracts during the surrender charge period to protect us from premature withdrawals. Fee income includes charges on both our variable and fixed annuity products, but excludes the attributed fees on our GLB riders; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) – Operating Realized Gain (Loss)” in our 2021 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$303	$276
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	19	7
Surplus investments (2)	38	45
Total net investment income	$360	$328

Interest Credited
Amount provided to contract holders	$203	$195
DSI deferrals	(1)	(1)
Interest credited before DSI amortization	202	194
DSI amortization	5	5
Total interest credited	$207	$199

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

	As of or For the Three
	Months Ended
	March 31,
	2022	2021
Fixed Account Value Information
Fixed annuity deposits (1)	$1,568	$1,717
Increases (decreases) in fixed annuity
account values:
Net flows (1)	868	1,014
Contract holder assessments (1)	(16)	(25)
Transfers from the fixed portion
of variable annuity products to
the variable portion of variable
annuity products	(140)	(158)
Reinvested interest credited (1)	(359)	754
Fixed annuity account values (1)(2)	36,468	31,087
Average fixed account values (1)(2)	35,940	30,069

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Commissions and Other Expenses
Commissions:
Deferrable	$102	$111
Non-deferrable	166	164
General and administrative expenses	102	106
Inter-segment reimbursement associated
with reserve financing and
LOC expenses (1)	1	1
Taxes, licenses and fees	15	12
Total expenses incurred, excluding
broker-dealer	386	394
DAC deferrals	(118)	(127)
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	268	267
DAC and VOBA amortization,
net of interest	112	111
Broker-dealer expenses incurred	142	136
Total commissions and other expenses
expenses	$522	$514

DAC Deferrals
As a percentage of sales/deposits	4.4%	4.5%

(1)Includes reimbursements to Annuities from the Life Insurance segment for reserve financing, net of expenses incurred by Annuities for its use of letters of credit (“LOCs”). The inter-segment amounts are not reported on our Consolidated Statements of Comprehensive Income (Loss).

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs. Certain types of commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized. Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized. Fluctuations in these expenses correspond with fluctuations in other revenues. For more information, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2021 Form 10-K.

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Fee income	$70	$71
Net investment income	238	248
Other revenues (1)	10	8
Total operating revenues	318	327
Operating Expenses
Interest credited	152	155
Benefits	1	1
Commissions and other expenses	101	101
Total operating expenses	254	257
Income (loss) from operations before taxes	64	70
Federal income tax expense (benefit)	9	13
Income (loss) from operations	$55	$57

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2022 to 2021

Income from operations for this segment decreased due primarily to lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio and spread compression due to average new money rates trailing our current portfolio yields, partially offset by higher average fixed account values and prepayment and bond make-whole premiums. The decrease in income from operations was partially offset by lower federal income tax expense due to unfavorable tax return true-ups in 2021 driven by the separate account DRD.

Additional Information

For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10% for the three months ended March 31, 2022 and 2021.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 18% and 19% as of March 31, 2022 and 2021, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K.

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three
	Months Ended
	March 31,
	2022	2021
Fee Income
Annuity expense assessments	$52	$52
Mutual fund fees	18	19
Total fee income	$70	$71

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Flows By Market
Small market	$(116)	$(28)
Mid – large market	1,350	680
Multi-Fund® and other	(288)	(305)
Total net flows	$946	$347

	As of or For the Three
	Months Ended
	March 31,
	2022	2021
Variable Account Value Information
Variable annuity deposits (1)	$925	$573
Increases (decreases) in variable annuity
account values:
Net flows (1)	155	(127)
Change in market value (1)	(1,293)	834
Contract holder assessments (1)	(44)	(44)
Variable annuity account values (1)	19,714	19,370
Average daily variable annuity account
values (1)	19,749	19,197
Average daily S&P 500® Index	4,467	3,861

(1)Excludes the fixed portion of variable.

	As of or For the Three
	Months Ended
	March 31,
	2022	2021
Mutual Fund Account Value Information
Mutual fund deposits	$1,870	$1,577
Mutual fund net flows	773	567
Mutual fund account values (1)	51,671	48,779

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$206	$209
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	11	10
Surplus investments (2)	21	29
Total net investment income	$238	$248

Interest Credited	$152	$155

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

	As of or For the Three
	Months Ended
	March 31,
	2022	2021
Fixed Account Value Information
Fixed annuity deposits (1)	$572	$490
Increases (decreases) in fixed annuity
account values:
Net flows (1)	18	(93)
Reinvested interest credited (1)	150	153
Contract holder assessments (1)	(3)	(3)
Fixed annuity account values (1)	23,958	23,008
Average fixed account values (1)	23,784	23,016

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Commissions and Other Expenses
Commissions:
Deferrable	$1	$2
Non-deferrable	19	19
General and administrative expenses	73	72
Taxes, licenses and fees	6	5
Total expenses incurred	99	98
DAC deferrals	(5)	(5)
Total expenses recognized before
amortization	94	93
DAC and VOBA amortization,
net of interest	7	8
Total commissions and other
expenses	$101	$101

DAC Deferrals
As a percentage of annuity sales/deposits	0.3%	0.5%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs. Certain types of commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized. Distribution expenses associated with the sale of mutual fund products are expensed as incurred. For more information, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2021 Form 10-K.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Insurance premiums (1)	$277	$253
Fee income	846	867
Net investment income	688	809
Operating realized gain (loss) (2)	1	(2)
Amortization of deferred gain on
business sold through reinsurance	12	3
Other revenues	1	9
Total operating revenues	1,825	1,939
Operating Expenses
Interest credited	325	370
Benefits	1,126	1,173
Commissions and other expenses	309	266
Total operating expenses	1,760	1,809
Income (loss) from operations before taxes	65	130
Federal income tax expense (benefit)	7	23
Income (loss) from operations	$58	$107

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended March 31, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments, spread compression due to average new money rates trailing our current portfolio yields and the impact of the fourth quarter 2021 reinsurance agreement, partially offset by higher prepayment and bond make-whole premiums.

•Higher commissions and other expenses due to higher amortization rates, partially offset by expense management.

•Lower fee income due to the impact of the fourth quarter 2021 reinsurance agreement, partially offset by growth in business in force and higher DFEL amortization rates.

The decrease in income from operations was partially offset by the following:

•Lower benefits due to lower mortality claims attributable to the COVID-19 pandemic and the impact of the fourth quarter 2021 reinsurance agreement.

•Higher amortization of deferred gain on business sold through reinsurance as a result of the fourth quarter 2021 reinsurance agreement.

Additional Information

Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) to reinsure liabilities under a block of in-force executive benefit and universal life policies. For more information, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Return of Capital to Common Stockholders” below. We expect an ongoing reduction in income from operations in future periods as a result of this reinsurance agreement.

While U.S. pandemic deaths have improved, we continue to expect elevated mortality in the second quarter of 2022. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Fee Income
Cost of insurance assessments	$571	$606
Expense assessments	374	354
Surrender charges	8	9
DFEL:
Deferrals	(250)	(224)
Amortization, net of interest	143	122
Total fee income	$846	$867

	For the Three
	Months Ended
	March 31,
	2022	2021
Sales by Product
IUL/UL	$26	$18
MoneyGuard®	22	16
VUL	34	22
Term	43	30
Executive Benefits	30	28
Total sales	$155	$114

Net Flows
Deposits	$1,334	$1,219
Withdrawals and deaths	(451)	(426)
Net flows	$883	$793

Contract Holder Assessments	$1,349	$1,270

	As of March 31,
	2022	2021
Account Values
General account (1)	$32,377	$37,417
Separate account (1)	18,249	20,993
Total account values (1)	$50,626	$58,410

In-Force Face Amount
UL and other	$361,490	$358,044
Term insurance	635,123	549,960
Total in-force face amount	$996,613	$908,004

	For the Three
	Months Ended
	March 31,
	2022	2021
Average General Account Values (1)	$32,864	$37,844

(1)Net of reinsurance ceded.

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$587	$644
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	13	6
Alternative investments (2)	54	127
Surplus investments (3)	34	32
Total net investment income	$688	$809

Interest Credited	$325	$370

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Benefits
Death claims direct and assumed	$1,542	$1,608
Death claims ceded	(619)	(608)
Reserves released on death	(164)	(204)
Net death benefits	759	796
Change in secondary guarantee life
insurance product reserves	135	171
Change in MoneyGuard® reserves	142	132
Other benefits (1)	90	74
Total benefits	$1,126	$1,173

Death claims per $1,000 of in-force	3.08	3.53

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Commissions and Other Expenses
Commissions	$156	$120
General and administrative expenses	134	133
Expenses associated with reserve financing	25	25
Taxes, licenses and fees	43	36
Total expenses incurred	358	314
DAC and VOBA deferrals	(182)	(138)
Total expenses recognized before
amortization	176	176
DAC and VOBA amortization,
net of interest	132	89
Other intangible amortization	1	1
Total commissions and
other expenses	$309	$266

DAC and VOBA Deferrals
As a percentage of sales	117.4%	121.1%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three months ended March 31, 2022, to the corresponding period in 2021, the decrease was primarily a result of changes in sales mix to products with lower commission rates. For more information, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2021 Form 10-K.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Insurance premiums	$1,169	$1,119
Net investment income	85	91
Other revenues (1)	49	44
Total operating revenues	1,303	1,254
Operating Expenses
Interest credited	1	1
Benefits	1,027	970
Commissions and other expenses	327	316
Total operating expenses	1,355	1,287
Income (loss) from operations before taxes	(52)	(33)
Federal income tax expense (benefit)	(11)	(7)
Income (loss) from operations	$(41)	$(26)

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three
	Months Ended
	March 31,
	2022	2021
Income (Loss) from Operations by
Product Line
Life	$(39)	$(71)
Disability	(2)	48
Dental	-	(3)
Income (loss) from operations	$(41)	$(26)

Comparison of the Three Months Ended March 31, 2022 to 2021

Loss from operations for this segment increased due primarily to the following:

•Higher benefits driven by unfavorable experience in our disability business, partially offset by favorable experience in our life business. See “Additional Information” below for further discussion on the impacts to benefits.

•Higher commissions and other expenses driven by investments in claims management to address higher claims volume and to improve ongoing operations.

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio.

The increase in loss from operations was partially offset by higher insurance premiums due to growth in the business and favorable persistency.

Additional Information

The total loss ratio for the three months ended March 31, 2022, increased as compared to the three months ended March 31, 2021, due primarily to unfavorable claims severity and higher incidence in our disability business, partially offset by improvement in mortality in our life business driven by fewer pandemic-related deaths and favorable life waiver experience. While case counts and hospitalizations have declined and U.S. pandemic deaths have improved, we continue to expect morbidity headwinds in our disability business and elevated mortality in our life business in the second quarter of 2022. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2021 Form 10-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2021 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Insurance Premiums by Product Line
Life	$443	$410
Disability	676	650
Dental	50	59
Total insurance premiums	$1,169	$1,119

Sales by Product Line
Life	$53	$41
Disability	47	28
Dental	5	5
Total sales	$105	$74

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$60	$60
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	2	2
Surplus investments (2)	23	29
Total net investment income	$85	$91

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Benefits and Interest Credited by
Product Line
Life	$404	$414
Disability	589	512
Dental	35	45
Total benefits and interest credited	$1,028	$971

Loss Ratios by Product Line
Life	91.0%	101.0%
Disability	87.2%	78.8%
Dental	71.1%	76.8%
Total	88.0%	86.8%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Commissions and Other Expenses
Commissions	$94	$91
General and administrative expenses	184	175
Taxes, licenses and fees	33	33
Total expenses incurred	311	299
DAC deferrals	(21)	(21)
Total expenses recognized before
amortization	290	278
DAC and VOBA amortization, net of
interest	29	30
Other intangible amortization	8	8
Total commissions and
other expenses	$327	$316

DAC Deferrals
As a percentage of insurance premiums	1.8%	1.9%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized as a level percent of insurance premiums of the related contracts, depending on the block of business. Certain broker commissions that vary with and are related to paid premiums are expensed as incurred rather than deferred and amortized. For more information, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2021 Form 10-K

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Operating Revenues
Insurance premiums (1)	$1	$2
Net investment income	41	34
Other revenues	(2)	2
Total operating revenues	40	38
Operating Expenses
Interest credited	12	12
Benefits	14	15
Other expenses	12	29
Interest and debt expense	66	65
Spark program expense	31	13
Total operating expenses	135	134
Income (loss) from operations before taxes	(95)	(96)
Federal income tax expense (benefit)	(15)	(18)
Income (loss) from operations	$(80)	$(78)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2022 to 2021

Loss from operations for Other Operations increased due primarily to the following:

•Higher Spark program expense as part of our Spark Initiative.

•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which decreased during the first quarter of 2022, compared to an increase during the first quarter of 2021.

•Less favorable income tax benefit driven by unfavorable market impacts on tax preferred investment income.

The increase in loss from operations was partially offset by the following:

•Lower other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased during the first quarter of 2022, compared to an increase during the first quarter of 2021.

•Higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations.

Additional Information

We expect to continue making investments as part of our Spark Initiative. For more information, see “Introduction – Executive Summary – Spark Initiative” above and “Introduction – Executive Summary – Significant Operational Matters – Spark and Strategic Digitization Initiatives” in our 2021 Form 10-K.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
General and administrative expenses:
Branding	$6	$8
Other (1)	9	24
Total general and administrative expenses	15	32
Taxes, licenses and fees (2)	(2)	(2)
Other (3)	(1)	(1)
Total other expenses	$12	$29

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$55	$48
Total excluded realized gain (loss)	(26)	(229)
Total realized gain (loss), pre-tax	$29	$(181)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$5	$25
Realized gain (loss) on the mark-to-market on
certain instruments (2)	(9)	19
Variable annuity net derivative results:
Hedge program performance, including unlocking
for GLB reserves hedged and benefit ratio unlocking	(247)	(42)
GLB NPR component	18	(144)
Total variable annuity net derivative results	(229)	(186)
Indexed annuity forward-starting option	43	17
Excluded realized gain (loss) including benefit
ratio unlocking, after-tax	(190)	(125)
Less: benefit ratio unlocking, after tax	(170)	55
Total excluded realized gain (loss), after-tax	$(20)	$(180)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)The modified coinsurance investment portfolio includes fixed maturity securities classified as available-for-sale (“AFS”) with changes in fair value recorded in other comprehensive income (loss) (“OCI”). Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the modified coinsurance investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 in our 2021 Form 10-K for more information regarding modified coinsurance.

Comparison of the Three Months Ended March 31, 2022 to 2021

We had higher realized losses due primarily to the following:

•Unfavorable variable annuity net derivatives results driven by unfavorable hedge program performance due to more volatile markets, partially offset by a favorable GLB NPR component due to credit spreads widening and our associated reserves increasing in 2022 versus decreasing in 2021.

•Losses on the mark-to-market on certain instruments due to unfavorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements.

The higher realized losses were partially offset by higher gains related to the indexed annuity forward-starting option driven by an increase in discount rates and a decrease in projected index interest credited as a result of market performance.

The above components of excluded realized gain (loss) are described including benefit ratio unlocking, after-tax.

Operating Realized Gain (Loss)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) – Operating Realized Gain (Loss)” in our 2021 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Financial Assets

For information on realized gain (loss) related to certain financial assets, see Note 12.

Realized Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) – Realized Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2021 Form 10-K for a discussion of the mark-to-market on certain instruments. We also recognize the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Variable Annuity Net Derivative Results

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) – Variable Annuity Net Derivative Results” in our 2021 Form 10-K for a discussion of our variable annuity net derivative results and how our NPR adjustment is determined.

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Variable annuity hedge program assets (liabilities)	$625	$721	$1,090	$881	$640

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,699	$1,818	$1,511	$1,569	$1,619
NPR	46	17	94	98	101
Embedded derivative reserves	1,745	1,835	1,605	1,667	1,719
Insurance benefit reserves	(1,547)	(1,231)	(1,254)	(1,135)	(1,164)
Total variable annuity reserves – asset (liability)	$198	$604	$351	$532	$555

10-year CDS spread	1.44%	1.15%	1.18%	1.15%	1.28%
NPR factor related to 10-year CDS spread	0.99%	0.70%	0.74%	0.70%	0.78%

(1)Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

For information about the effect of changes in the NPR factor on our net income (loss), see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) – Variable Annuity Net Derivative Results” in our 2021 Form 10-K.

For additional information about our guaranteed benefits, see “Critical Accounting Policies and Estimates – Future Contract Benefits – Guaranteed Living Benefits” above.

Indexed Annuity Forward-Starting Option

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) – Indexed Annuity Forward-Starting Option” in our 2021 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Investments
Fixed maturity AFS securities	$110,695	$118,746	76.6%	77.3%
Trading securities	4,385	4,482	3.0%	2.9%
Equity securities	346	318	0.2%	0.2%
Mortgage loans on real estate	17,892	17,991	12.4%	11.7%
Policy loans	2,339	2,364	1.6%	1.5%
Derivative investments	4,840	5,437	3.4%	3.6%
Alternative investments	2,805	2,666	1.9%	1.7%
Other investments	1,322	1,626	0.9%	1.1%
Total investments	$144,624	$153,630	100.0%	100.0%

Investment Objective

Investments are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

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

	As of March 31, 2022
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,969	$774	$521	$17,222	15.6%
Basic industry	4,532	324	88	4,768	4.3%
Capital goods	7,400	424	210	7,614	6.9%
Communications	4,234	342	109	4,467	4.0%
Consumer cyclical	6,070	214	194	6,090	5.5%
Consumer non-cyclical	17,082	1,057	608	17,531	15.8%
Energy	4,871	328	81	5,118	4.6%
Technology	5,242	219	194	5,267	4.7%
Transportation	3,536	163	64	3,635	3.3%
Industrial other	2,283	40	101	2,222	2.0%
Utilities	14,036	928	283	14,681	13.3%
Government-related entities	1,820	170	44	1,946	1.8%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,509	40	25	1,524	1.4%
Non-agency backed	367	43	3	407	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	412	9	14	407	0.4%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	17	-	-	17	0.0%
Non-agency backed	1,639	8	72	1,575	1.4%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	6,646	3	131	6,518	5.9%
Credit card	82	17	1	98	0.1%
Home equity	224	43	2	265	0.2%
Other	2,093	10	55	2,048	1.8%
Municipals:
Taxable	5,308	768	153	5,923	5.4%
Tax-exempt	72	7	1	78	0.1%
Government:
United States	392	31	5	418	0.4%
Foreign	358	43	18	383	0.3%
Hybrid and redeemable preferred securities	408	86	21	473	0.4%
Total fixed maturity AFS securities	107,602	6,091	2,998	110,695	100.0%
Trading Securities (2)	4,348	168	131	4,385
Equity Securities	307	67	28	346
Total fixed maturity AFS, trading and equity securities	$112,257	$6,326	$3,157	$115,426

	As of December 31, 2021
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,438	$1,981	$81	$18,338	15.4%
Basic industry	4,436	741	11	5,166	4.4%
Capital goods	7,316	1,040	31	8,325	7.0%
Communications	4,124	734	7	4,851	4.1%
Consumer cyclical	5,811	616	22	6,405	5.4%
Consumer non-cyclical	16,905	2,565	83	19,387	16.3%
Energy	4,932	728	13	5,647	4.8%
Technology	5,173	546	34	5,685	4.8%
Transportation	3,414	423	11	3,826	3.2%
Industrial other	2,159	174	11	2,322	2.0%
Utilities	13,785	2,250	38	15,997	13.5%
Government-related entities	1,863	315	7	2,171	1.8%
CMOs:
Agency backed	1,544	123	1	1,666	1.4%
Non-agency backed	360	52	1	411	0.3%
MPTS:
Agency backed	429	21	2	448	0.4%
CMBS:
Agency backed	20	-	-	20	0.0%
Non-agency backed	1,532	61	14	1,579	1.3%
ABS:
CLOs	6,356	11	49	6,318	5.3%
Credit card	82	24	1	105	0.1%
Home equity	236	54	-	290	0.2%
Other	1,765	38	4	1,799	1.5%
Municipals:
Taxable	5,250	1,290	12	6,528	5.5%
Tax-exempt	72	21	-	93	0.1%
Government:
United States	375	60	2	433	0.4%
Foreign	373	64	5	432	0.4%
Hybrid and redeemable preferred securities	408	107	11	504	0.4%
Total fixed maturity AFS securities	105,158	14,039	451	118,746	100.0%
Trading Securities (2)	4,170	343	31	4,482
Equity Securities	285	55	22	318
Total fixed maturity AFS, trading and equity securities	$109,613	$14,437	$504	$123,546

(1)Represents amortized cost, net of the allowance for credit losses.

(2)Certain of our trading securities support our reinsurance funds withheld and modified coinsurance agreements and the investment results are passed directly to the reinsurers. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2021 Form 10-K for further details.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of March 31, 2022			As of December 31, 2021
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$59,694	$61,767	55.8%	$58,542	$66,571	56.1%
2	BBB	44,120	45,117	40.8%	42,797	48,130	40.5%
Total investment grade securities		103,814	106,884	96.6%	101,339	114,701	96.6%

Below Investment Grade Securities
3	BB	2,148	2,159	1.9%	2,278	2,492	2.1%
4	B	1,479	1,498	1.3%	1,424	1,441	1.2%
5	CCC and lower	95	93	0.1%	51	53	0.0%
6	In or near default	66	61	0.1%	66	59	0.1%
Total below investment grade securities		3,788	3,811	3.4%	3,819	4,045	3.4%
Total fixed maturity AFS securities		$107,602	$110,695	100.0%	$105,158	$118,746	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.5%	3.4%		3.6%	3.4%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of March 31, 2022.

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

As of March 31, 2022, and December 31, 2021, 96% and 94%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of March 31, 2022, increased by $2.5 billion since December 31, 2021. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of March 31, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(1) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three months ended March 31, 2022. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 4 and 12 herein and Note 1 to the consolidated financial statements in our 2021 Form 10-K.

As reported on our Consolidated Balance Sheets, we had $146.6 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $132.6 billion as of March 31, 2022. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $65.4 billion as of March 31, 2022, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

As of March 31, 2022, and December 31, 2021, the estimated fair value for all private placement securities was $20.1 billion and $20.7 billion, respectively, representing 14% and 13% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2021 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $234 million and represented less than 1% of our total investment portfolio as of March 31, 2022. Fixed maturity AFS securities represented $223 million, or 96%, and trading securities represented $11 million, or 4%, of the subprime exposure as of March 31, 2022. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2022:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$1,920	$1,931	$160	$168	$77	$89	$131	$150	$2,288	$2,338
ABS home equity	1	1	21	22	22	34	180	208	224	265
Total by type (2)(3)	$1,921	$1,932	$181	$190	$99	$123	$311	$358	$2,512	$2,603

Rating
AAA	$1,555	$1,566	$62	$62	$-	$-	$-	$-	$1,617	$1,628
AA	360	359	9	9	5	5	10	11	384	384
A	6	7	2	2	2	2	12	12	22	23
BBB	-	-	24	23	7	7	10	10	41	40
BB and below	-	-	84	94	85	109	279	325	448	528
Total by rating (2)(3)(4)	$1,921	$1,932	$181	$190	$99	$123	$311	$358	$2,512	$2,603

Origination Year
2012 and prior	$398	$422	$99	$110	$99	$123	$311	$358	$907	$1,013
2013	115	117	-	-	-	-	-	-	115	117
2014	48	50	1	1	-	-	-	-	49	51
2015	145	145	15	15	-	-	-	-	160	160
2016	466	452	-	-	-	-	-	-	466	452
2017	230	233	-	-	-	-	-	-	230	233
2018	190	199	-	-	-	-	-	-	190	199
2019	159	157	-	-	-	-	-	-	159	157
2020	70	65	1	1	-	-	-	-	71	66
2021	95	87	34	32	-	-	-	-	129	119
2022	5	5	31	31	-	-	-	-	36	36
Total by origination
year (2)(3)	$1,921	$1,932	$181	$190	$99	$123	$311	$358	$2,512	$2,603

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.3%	2.4%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.5%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $117 million and $135 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $131 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $131 million in trading securities consisted of $119 million prime, $1 million Alt-A and $11 million subprime.

(3)Does not include the fair value of trading securities totaling $126 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $126 million in trading securities consisted of $114 million prime, $1 million Alt-A and $11 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2022:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,584	$1,523	$72	$69	$1,656	$1,592

Rating
AAA	$1,254	$1,217	$11	$10	$1,265	$1,227
AA	330	306	57	54	387	360
A	-	-	4	5	4	5
Total by rating (1)(2)(3)	$1,584	$1,523	$72	$69	$1,656	$1,592

Origination Year
2012 and prior	$20	$21	$11	$13	$31	$34
2013	94	94	-	-	94	94
2014	15	15	-	-	15	15
2015	24	24	-	-	24	24
2016	112	108	4	4	116	112
2017	322	319	-	-	322	319
2018	174	177	-	-	174	177
2019	301	290	-	-	301	290
2020	236	210	5	5	241	215
2021	220	200	43	39	263	239
2022	66	65	9	8	75	73
Total by origination year (1)(2)	$1,584	$1,523	$72	$69	$1,656	$1,592

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.5%	1.4%

(1)Does not include the amortized cost of trading securities totaling $213 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $213 million in trading securities consisted of $132 million of multiple property CMBS and $81 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $204 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $204 million in trading securities consisted of $126 million of multiple property CMBS and $78 million of single property CMBS.

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

As of March 31, 2022, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $324 million and $360 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of March 31, 2022, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Healthcare	$3,568	7.4%	$369	12.3%	$3,199	7.1%
Banking	3,323	6.9%	217	7.2%	3,106	6.9%
Technology	2,459	5.1%	194	6.5%	2,265	5.0%
ABS	7,361	15.3%	183	6.1%	7,178	15.9%
Electric	2,897	6.0%	180	6.0%	2,717	6.0%
Local authorities	1,539	3.2%	155	5.2%	1,384	3.1%
Food and beverage	1,976	4.1%	137	4.6%	1,839	4.1%
Industrial – other	1,480	3.1%	104	3.5%	1,376	3.0%
Brokerage asset management	1,068	2.2%	102	3.4%	966	2.1%
Diversified manufacturing	1,398	2.9%	85	2.8%	1,313	2.9%
Non-agency CMBS	1,293	2.7%	73	2.4%	1,220	2.7%
Life	709	1.5%	65	2.2%	644	1.4%
Pharmaceuticals	935	1.9%	59	2.0%	876	1.9%
Automotive	949	2.0%	59	2.0%	890	2.0%
Retail	828	1.7%	57	1.9%	771	1.7%
Aerospace and defense	707	1.5%	57	1.9%	650	1.4%
Property and casualty	649	1.3%	51	1.7%	598	1.3%
Natural gas	638	1.3%	48	1.6%	590	1.3%
Transportation services	1,102	2.3%	48	1.6%	1,054	2.3%
Chemicals	853	1.8%	42	1.4%	811	1.8%
Wireless	434	0.9%	39	1.3%	395	0.9%
Leisure	567	1.2%	35	1.2%	532	1.2%
Utility – other	458	0.9%	34	1.1%	424	0.9%
Midstream	809	1.7%	34	1.1%	775	1.7%
Metals and mining	393	0.8%	34	1.1%	359	0.8%
Integrated	390	0.8%	32	1.1%	358	0.8%
Industries with unrealized losses
less than $30 million	9,474	19.5%	505	16.8%	8,969	19.8%
Total by industry	$48,257	100.0%	$2,998	100.0%	$45,259	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	44.8%		100.0%		40.9%

As of March 31, 2022, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $126 million and $118 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2022
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,848	$1,079	$17,927	99.8%
Delinquent (1)	16	9	25	0.1%
Foreclosure (2)	-	17	17	0.1%
Total mortgage loans on real estate before allowance	16,864	1,105	17,969	100.0%
Allowance for credit losses	(59)	(18)	(77)
Total mortgage loans on real estate	$16,805	$1,087	$17,892

	As of December 31, 2021
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,168	$889	$18,057	99.8%
Delinquent (1)	-	14	14	0.1%
Foreclosure (2)	-	16	16	0.1%
Total mortgage loans on real estate before allowance	17,168	919	18,087	100.0%
Allowance for credit losses	(79)	(17)	(96)
Total mortgage loans on real estate	$17,089	$902	$17,991

(1)As of March 31, 2022, 3 commercial mortgage loans and 25 residential mortgage loans were delinquent. As of December 31, 2021, 2 commercial mortgage loans and 31 residential mortgage loans were delinquent.

(2)As of March 31, 2022, no commercial mortgage loans and 38 residential loans were in foreclosure. As of December 31, 2021, no commercial mortgage loans and 34 residential mortgage loans were in foreclosure.

As of March 31, 2022, there were 4 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 46 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $18 million. As of December 31, 2021, there were 4 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 50 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $22 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent as of March 31, 2022, and December 31, 2021, was $16 million and less than $1 million, respectively. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of March 31, 2022, and December 31, 2021, was $9 million and $14 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Segment
Annuities	$6,542	$6,732
Retirement Plan Services	4,284	4,326
Life Insurance	3,835	3,890
Group Protection	1,422	1,435
Other Operations	1,809	1,608
Total mortgage loans on real estate	$17,892	$17,991

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of March 31, 2022			As of March 31, 2022
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,604	33.3%	CA	$4,385	26.1%
Industrial	3,807	22.7%	TX	1,539	9.2%
Office building	3,726	22.2%	NY	1,074	6.4%
Retail	2,529	15.0%	FL	811	4.8%
Other commercial	709	4.2%	MD	710	4.2%
Hotel/motel	245	1.5%	PA	695	4.1%
Mixed use	185	1.1%	GA	673	4.0%
Total	$16,805	100.0%	WA	656	3.9%
Geographic Region			TN	572	3.4%
Pacific	5,368	31.9%	AZ	535	3.2%
South Atlantic	3,591	21.4%	OH	467	2.8%
Middle Atlantic	2,073	12.3%	VA	449	2.7%
West South Central	1,679	10.0%	NC	440	2.6%
East North Central	1,208	7.2%	WI	338	2.1%
Mountain	1,203	7.2%	UT	327	1.9%
East South Central	695	4.1%	OR	326	2.0%
West North Central	480	2.9%	SC	309	1.8%
New England	466	2.8%	Non U.S.	42	0.2%
Non U.S.	42	0.2%	All other states	2,457	14.6%
Total	$16,805	100.0%	Total	$16,805	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of March 31, 2022
	Commercial	Residential	Total	%
Principal Repayment Year
2022	$698	$11	$709	3.9%
2023	785	14	799	4.5%
2024	1,122	15	1,137	6.3%
2025	1,132	16	1,148	6.4%
2026	1,433	17	1,450	8.1%
2027 and thereafter	11,710	1,000	12,710	70.8%
Total	$16,880	$1,073	$17,953	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Annuities	$7	$17
Retirement Plan Services	4	12
Life Insurance	54	126
Group Protection	4	11
Other Operations	1	4
Total (1)	$70	$170

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2022, and December 31, 2021, alternative investments included investments in 318 and 311 different partnerships, respectively, and the portfolio represented approximately 2% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of March 31, 2022, and December 31, 2021, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $12 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Net Investment Income
Fixed maturity AFS securities	$1,057	$1,101
Trading securities	42	42
Equity securities	3	-
Mortgage loans on real estate	169	169
Policy loans	25	30
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	52	27
Alternative investments (2)	70	170
Consent fees	1	2
Other investments	29	5
Investment income	1,448	1,546
Investment expense	(36)	(36)
Net investment income	$1,412	$1,510

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three
	Months Ended
	March 31,
	2022	2021
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	3.80%	3.96%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.15%	0.08%
Alternative investments	0.21%	0.51%
Net investment income yield on invested assets	4.16%	4.55%

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

When considering our liquidity, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC is largely dependent upon the dividend capacity of its insurance subsidiaries as well as their ability to advance or repay funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance. Disruptions, uncertainty or volatility in the capital and credit markets, including any current or future impacts related to the COVID-19 pandemic, may materially affect our business operations and results of operations. These poor market conditions may reduce our insurance subsidiaries’ statutory surplus and RBC requiring them to retain more capital and may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities. Based on the sources of liquidity available to us as discussed below, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection. For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2021 Form 10-K and “Forward-Looking Statements – Cautionary Language” above. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt. Our operating activities provided (used) cash of $753 million and $(642) million for the three months ended March 31, 2022 and 2021, respectively.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Dividends from Subsidiaries
LNL	$25	$180
Lincoln Investment Management Company	16	-
Lincoln National Reinsurance Company (Barbados) Limited	85	75
Total dividends from subsidiaries	$126	$255

Interest from Subsidiaries
Interest on inter-company notes	$29	$29

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2)

Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” in our 2021 Form 10-K for the holding company cash flow statement. For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends” in our 2021 Form 10-K.

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of March 31, 2022, was approximately $1.9 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 12 in our 2021 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.9 billion to finance a portion of the excess reserves as of March 31, 2022; of this amount, $3.1 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 3 in our 2021 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

Details underlying our debt activities (in millions) for the three months ended March 31, 2022, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$300	$-	$(300)	$-	$-	$-

Long-Term Debt
Senior notes	$4,867	$300	$-	$(58)	$(6)	$5,103
Term loans	250	-	-	-	-	250
Subordinated notes (2)	995	-	-	-	-	995
Capital securities (2)	213	-	-	-	-	213
Total long-term debt	$6,325	$300	$-	$(58)	$(6)	$6,561

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

On March 1, 2022, we completed the issuance and sale of $300 million aggregate principal amount of our 3.40% senior notes due 2032. We intend to use the net proceeds from the offering for general corporate purposes, which may include the repayment of debt on or prior to its maturity.

LNC made interest payments to service debt of $70 million and $69 million for the three months ended March 31, 2022 and 2021, respectively.

For additional information about our short-term and long-term debt, see Note 12 in our 2021 Form 10-K and Note 9 herein.

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of zero and $65 million for the three months ended March 31, 2022 and 2021, respectively.

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2022	2021
Dividends to common stockholders	$80	$81
Repurchase of common stock	400	105
Total cash returned to common stockholders	$480	$186

Number of shares repurchased	5.8	1.9

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of March 31, 2022, the holding company had a net outstanding receivable (payable) of $109 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below $2.75 billion, subject to adjustment from time to time in certain cases, and upon certain other events described in the facility agreement. For additional information, see Note 12 in our 2021 Form 10-K.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2022, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $3.9 billion. As of March 31, 2022, LNL had outstanding borrowings of $3.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2022, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of March 31, 2022, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $258 million. In addition, our insurance and reinsurance subsidiaries had access to $1.75 billion through committed repurchase agreements, of which $25 million was utilized as of March 31, 2022. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2022, we were in a net collateral payable position of $4.3 billion compared to $4.9 billion as of December 31, 2021. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2021 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2021 Form 10-K for information on our financial strength ratings.

Credit Ratings

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Ratings” in our 2021 Form 10-K for information on our credit ratings.

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of March 31, 2022. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2021 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K. See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” above.

Item 4. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period required by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013.

See Note 10 in “Part I – Item 1. Financial Statements” for further discussion regarding this matter and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2021. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended March 31, 2022 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
1/1/22 – 1/31/22	-	$-	-	$1,264

2/1/22 – 2/28/22	4,757,657	67.26	4,757,657	944

3/1/22 – 3/31/22	1,059,739	75.49	1,059,739	864

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended March 31, 2022, there were 5,817,396 shares purchased as part of publicly announced plans or programs.

(2)On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion.  As of March 31, 2022, our remaining security repurchase authorization was $864 million. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 93, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2022

4.1	Form of 3.400% Senior Notes due 2032 is incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-6028) filed with the Securities and Exchange Commission on March 1, 2022.
10.1	Form of Nonqualified Stock Option Agreement for Successor CEO and CFO (effective February 2022).*
10.2	Form of Long-Term Incentive Award Program Performance Cycle Agreement for Successor CEO and CFO (effective February 2022).*
10.3	Form of Restricted Stock Unit Award Agreement for Successor CEO and CFO (effective February 2022).*
10.4	Form of Nonqualified Stock Option Agreement for CEO (effective February 2022).*
10.5	Form of Long-Term Incentive Award Program Performance Cycle Agreement for CEO (effective February 2022).*
10.6	Form of Nonqualified Stock Option Agreement for Senior Management Committee (“SMC”) (effective February 2022).*
10.7	Form of Long-Term Incentive Award Program Performance Cycle Agreement for SMC (effective February 2022).*
10.8	Form of Long-Term Incentive Award Program Performance Cycle Agreement for Section 16 Officers (effective February 2022).*
10.9	Form of Restricted Stock Unit Award Agreement for Section 16 Officers (effective February 2022).*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

	By:	/s/ Randal J. Freitag
Randal J. Freitag Executive Vice President and Chief Financial Officer

	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President and Chief Accounting Officer
Dated: May 5, 2022