Form 10-Q
period 2022-06-30
LINCOLN NATIONAL CORP
filed 2022-08-04
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Yes ☐No ☒

As of August 1, 2022, there were 170,226,073 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2022	2021

	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $109,647; 2021 - $105,177; allowance for credit losses: 2022 - $12; 2021 - $19)	$103,365	$118,746
Trading securities	3,822	4,482
Equity securities	344	318
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $528; 2021 - $739)	17,922	17,991
Policy loans	2,368	2,364
Derivative investments	3,370	5,437
Other investments	4,054	4,292
Total investments	135,245	153,630
Cash and invested cash	1,567	2,612
Deferred acquisition costs and value of business acquired	11,872	6,081
Premiums and fees receivable	656	580
Accrued investment income	1,226	1,189
Reinsurance recoverables, net of allowance for credit losses	19,909	20,295
Funds withheld reinsurance assets	506	517
Goodwill	1,778	1,778
Other assets	17,219	18,036
Separate account assets	145,791	182,583
Total assets	$335,769	$387,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$39,306	$41,030
Other contract holder funds	115,127	111,702
Short-term debt	-	300
Long-term debt	6,498	6,325
Reinsurance-related embedded derivatives	-	206
Funds withheld reinsurance liabilities	2,229	2,118
Payables for collateral on investments	7,524	8,946
Other liabilities	10,106	13,819
Separate account liabilities	145,791	182,583
Total liabilities	326,581	367,029

Contingencies and Commitments (See Note 10)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 170,224,116 and 177,193,515 shares
issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	4,546	4,735
Retained earnings	8,985	9,096
Accumulated other comprehensive income (loss)	(4,343)	6,441
Total stockholders’ equity	9,188	20,272
Total liabilities and stockholders’ equity	$335,769	$387,301

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Insurance premiums	$1,498	$1,398	$2,975	$2,804
Fee income	1,506	1,670	3,075	3,262
Net investment income	1,369	1,584	2,781	3,094
Realized gain (loss)	522	(2)	551	(182)
Amortization of deferred gain on business sold through reinsurance	19	9	38	17
Other revenues	190	192	371	391
Total revenues	5,104	4,851	9,791	9,386
Expenses
Interest credited	706	737	1,403	1,474
Benefits	2,890	1,930	5,456	4,156
Commissions and other expenses	1,127	1,326	2,362	2,556
Interest and debt expense	68	65	134	131
Spark program expense	44	21	75	35
Total expenses	4,835	4,079	9,430	8,352
Income (loss) before taxes	269	772	361	1,034
Federal income tax expense (benefit)	31	130	20	167
Net income (loss)	238	642	341	867
Other comprehensive income (loss), net of tax	(5,593)	1,718	(10,784)	(1,452)
Comprehensive income (loss)	$(5,355)	$2,360	$(10,443)	$(585)

Net Income (Loss) Per Common Share
Basic	$1.39	$3.38	$1.98	$4.54
Diluted	1.34	3.34	1.91	4.51

Cash Dividends Declared Per Common Share	$0.45	$0.42	$0.90	$0.84

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common Stock
Balance as of beginning-of-period	$4,586	$5,057	$4,735	$5,082
Stock compensation/issued for benefit plans	9	23	15	48
Retirement of common stock/cancellation of shares	(49)	(59)	(204)	(109)
Balance as of end-of-period	4,546	5,021	4,546	5,021

Retained Earnings
Balance as of beginning-of-period	8,876	8,775	9,096	8,686
Net income (loss)	238	642	341	867
Retirement of common stock	(51)	(91)	(296)	(146)
Common stock dividends declared	(78)	(81)	(156)	(162)
Balance as of end-of-period	8,985	9,245	8,985	9,245

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	1,250	5,761	6,441	8,931
Other comprehensive income (loss), net of tax	(5,593)	1,718	(10,784)	(1,452)
Balance as of end-of-period	(4,343)	7,479	(4,343)	7,479
Total stockholders’ equity as of end-of-period	$9,188	$21,745	$9,188	$21,745

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$341	$867
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(551)	182
Sales and maturities (purchases) of trading securities, net	117	210
Amortization of deferred gain on business sold through reinsurance	(38)	(17)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	2	115
Premiums and fees receivable	(76)	(97)
Accrued investment income	(40)	(10)
Insurance liabilities and reinsurance-related balances	3,083	(1,438)
Accrued expenses	(371)	42
Federal income tax accruals	74	167
Other	167	(252)
Net cash provided by (used in) operating activities	2,708	(231)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,204)	(8,304)
Sales of available-for-sale securities and equity securities	308	1,269
Maturities of available-for-sale securities	3,231	4,700
Purchases of alternative investments	(329)	(361)
Sales and repayments of alternative investments	183	128
Issuance of mortgage loans on real estate	(1,368)	(1,634)
Repayment and maturities of mortgage loans on real estate	1,428	851
Repayment (issuance) of policy loans, net	(5)	16
Net change in collateral on investments, derivatives and related settlements	(1,892)	1,888
Other	(101)	(71)
Net cash provided by (used in) investing activities	(6,749)	(1,518)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-
Issuance of long-term debt, net of issuance costs	297	-
Payment related to sale-leaseback transactions	(47)	-
Proceeds from certain financing arrangements	53	50
Deposits of fixed account values, including the fixed portion of variable	6,900	6,375
Withdrawals of fixed account values, including the fixed portion of variable	(3,298)	(3,299)
Transfers from (to) separate accounts, net	62	(229)
Common stock issued for benefit plans	(14)	12
Repurchase of common stock	(500)	(255)
Dividends paid to common stockholders	(157)	(161)
Other	-	(63)
Net cash provided by (used in) financing activities	2,996	2,430
Net increase (decrease) in cash, invested cash and restricted cash	(1,045)	681
Cash, invested cash and restricted cash as of beginning-of-year	2,612	1,708
Cash, invested cash and restricted cash as of end-of-period	$1,567	$2,389

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

2.  New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and the impact of the adoption on the consolidated financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

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

We continue to make progress in our implementation process that includes, but is not limited to, making significant accounting policy decisions, employing appropriate internal controls, building and updating actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures. In the second quarter of 2022, we continued the process of calculating our transition adjustments and applicable prior period restatements.

We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to better assess the effects as we progress with our implementation efforts. For example, upon adoption, there will be adjustments to retained earnings resulting from the remeasurement of certain current benefits (e.g., guaranteed minimum death benefits on variable annuities) to fair valued market risk benefits, excluding the portion attributable to non-performance risk, which will result in an impact to AOCI. There will be additional impacts to AOCI resulting from the remeasurement of in-force future contract benefits using current upper-medium grade fixed income instrument yields as well as the elimination of shadow accounting for DAC and DAC-like intangibles. While the impact to the consolidated financial statements may be material, the magnitude is currently being assessed.

3. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2022			As of December 31, 2021
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$566	$-	1	$594	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021.

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

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $3.1 billion and $2.9 billion as of June 30, 2022, and December 31, 2021, respectively.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,791	$1,648	$7,274	$7	$83,158
U.S. government bonds	415	14	14	-	415
State and municipal bonds	5,422	421	320	-	5,523
Foreign government bonds	361	26	39	-	348
RMBS	2,241	51	107	3	2,182
CMBS	1,708	2	153	-	1,557
ABS	10,274	47	610	1	9,710
Hybrid and redeemable preferred securities	435	73	35	1	472
Total fixed maturity AFS securities	$109,647	$2,282	$8,552	$12	$103,365

	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,373	$12,113	$349	$17	$98,120
U.S. government bonds	375	60	2	-	433
State and municipal bonds	5,322	1,311	12	-	6,621
Foreign government bonds	373	64	5	-	432
RMBS	2,334	196	4	1	2,525
CMBS	1,552	61	14	-	1,599
ABS	8,439	127	54	-	8,512
Hybrid and redeemable preferred securities	409	107	11	1	504
Total fixed maturity AFS securities	$105,177	$14,039	$451	$19	$118,746

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2022, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,954	$2,937
Due after one year through five years	16,924	16,490
Due after five years through ten years	19,019	17,808
Due after ten years	56,527	52,681
Subtotal	95,424	89,916
Structured securities (RMBS, CMBS, ABS)	14,223	13,449
Total fixed maturity AFS securities	$109,647	$103,365

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$58,009	$6,369	$3,162	$905	$61,171	$7,274
U.S. government bonds	228	9	23	5	251	14
State and municipal bonds	1,854	299	69	21	1,923	320
Foreign government bonds	85	21	74	18	159	39
RMBS	1,346	103	30	4	1,376	107
CMBS	1,290	110	211	43	1,501	153
ABS	7,777	527	1,077	83	8,854	610
Hybrid and redeemable
preferred securities	134	14	65	21	199	35
Total fixed maturity AFS securities	$70,723	$7,452	$4,711	$1,100	$75,434	$8,552

Total number of fixed maturity AFS securities in an unrealized loss position						7,122

	As of December 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$10,796	$234	$1,567	$115	$12,363	$349
U.S. government bonds	6	-	26	2	32	2
State and municipal bonds	522	11	24	1	546	12
Foreign government bonds	61	3	56	2	117	5
RMBS	262	3	22	1	284	4
CMBS	446	12	37	2	483	14
ABS	4,646	49	165	5	4,811	54
Hybrid and redeemable
preferred securities	47	1	76	10	123	11
Total fixed maturity AFS securities	$16,786	$313	$1,973	$138	$18,759	$451

Total number of fixed maturity AFS securities in an unrealized loss position						2,597

(1)As of June 30, 2022, and December 31, 2021, we recognized $5 million and $8 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$8,166	$2,797	1,040
Six months or greater, but less than nine months	4	1	3
Twelve months or greater	1	1	17
Total	$8,171	$2,799	1,060

	As of December 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$12	$3	6
Twelve months or greater	58	8	24
Total	$70	$11	30

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $8.1 billion for the six months ended June 30, 2022. As discussed further below, we believe the unrealized loss position as of June 30, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2022, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2022, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to widening credit spreads and rising interest rates since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2022, and December 31, 2021, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2022, and December 31, 2021, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.7 billion and a fair value of $3.5 billion and $3.8 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2022, and December 31, 2021, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2022, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to widening credit spreads and rising interest rates since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2022, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	June 30, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$16	$2	$2	$20
Additions for securities for which credit losses were not
previously recognized	1	-	-	1
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	1	-	3
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-period (2)	$7	$3	$2	$12

	For the Six
	Months Ended
	June 30, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions for securities for which credit losses were not
previously recognized	1	-	1	2
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	2	-	4
Reductions for securities disposed	(1)	-	-	(1)
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-period (2)	$7	$3	$2	$12

	For the Three
	Months Ended
	June 30, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$13	$1	$-	$14
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	1	-	-	1
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$8	$1	$-	$9

	For the Six
	Months Ended
	June 30, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$12	$1	$-	$13
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions (reductions) for securities for which credit losses
were previously recognized	2	-	-	2
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-period (2)	$8	$1	$-	$9

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of June 30, 2022 and 2021, accrued investment income on fixed maturity AFS securities totaled $1.0 billion, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2022			As of December 31, 2021
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,593	$1,055	$17,648	$17,167	$837	$18,004
30 to 59 days past due	303	23	326	15	21	36
60 to 89 days past due	-	3	3	-	5	5
90 or more days past due	-	25	25	-	29	29
Allowance for credit losses	(72)	(9)	(81)	(79)	(17)	(96)
Unamortized premium (discount)	(10)	31	21	(11)	27	16
Mark-to-market gains (losses) (1)	(20)	-	(20)	(3)	-	(3)
Total carrying value	$16,794	$1,128	$17,922	$17,089	$902	$17,991

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio has the largest concentrations in California, which accounted for 27% and 26% of commercial mortgage loans on real estate as of June 30, 2022, and December 31, 2021, respectively, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of June 30, 2022, and December 31, 2021.

Our residential mortgage loan portfolio has the largest concentrations in California, which accounted for 20% and 22% of residential mortgage loans on real estate as of June 30, 2022, and December 31, 2021, respectively, and Florida, which accounted for 11% and 14% of residential mortgage loans on real estate as of June 30, 2022, and December 31, 2021, respectively.

As of June 30, 2022, and December 31, 2021, we had 63 and 65 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of June 30, 2022, and December 31, 2021, we had 41 and 34 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $17 million and $15 million, respectively.

As of June 30, 2022, and December 31, 2021, there were five and four specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of $1 million.

As of June 30, 2022, and December 31, 2021, there were 32 and 50 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $10 million and $22 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average aggregate carrying value for impaired mortgage loans on real estate	$15	$37	$18	$36
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of June 30, 2022		As of December 31, 2021
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	26	-	30
Total	$-	$26	$-	$30

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$963	2.20	$51	1.55	$-	-	$1,014
2021	2,363	3.05	77	1.52	-	-	2,440
2020	1,328	2.99	19	1.54	-	-	1,347
2019	2,702	2.14	159	1.48	-	-	2,861
2018	2,189	2.13	151	1.56	15	0.54	2,355
2017 and prior	6,575	2.38	267	1.48	27	0.81	6,869
Total	$16,120		$724		$42		$16,886

	As of December 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$2,384	3.04	$136	1.74	$-	-	$2,520
2020	1,358	3.03	144	2.06	-	-	1,502
2019	2,917	2.15	188	1.42	-	-	3,105
2018	2,274	2.13	172	1.59	15	1.02	2,461
2017	1,655	2.33	149	1.74	27	0.83	1,831
2016 and prior	5,554	2.41	171	1.76	27	1.08	5,752
Total	$16,142		$960		$69		$17,171

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$232	$-	$232
2021	557	2	559
2020	100	3	103
2019	145	18	163
2018	77	3	80
2017 and prior	-	-	-
Total	$1,111	$26	$1,137

	As of December 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$467	$2	$469
2020	129	2	131
2019	189	21	210
2018	104	5	109
2017	-	-	-
2016 and prior	-	-	-
Total	$889	$30	$919

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	June 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-period	$59	$18	$77
Additions (reductions) from provision for credit loss expense (1)	13	(9)	4
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$72	$9	$81

	For the Six
	Months Ended
	June 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$79	$17	$96
Additions (reductions) from provision for credit loss expense (1)	(7)	(8)	(15)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$72	$9	$81

	For the Three
	Months Ended
	June 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$172	$12	$184
Additions (reductions) from provision for credit loss expense (1)	(16)	2	(14)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$156	$14	$170

	For the Six
	Months Ended
	June 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$187	$17	$204
Additions (reductions) from provision for credit loss expense (1)	(31)	(3)	(34)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$156	$14	$170

(1)We recognized less than $(1) million and $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended June 30, 2022 and 2021, respectively. We recognized $(1) million and $2 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the six months ended June 30, 2022 and 2021, respectively.

(2)Accrued investment income on mortgage loans on real estate totaled $49 million and $50 million as of June 30, 2022 and 2021, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2022, and December 31, 2021, alternative investments included investments in 326 and 311 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(3)	$1	$(2)	$(1)
RMBS	(1)	-	(2)	-
ABS	-	-	(1)	-
Gross credit loss benefit (expense)	(4)	1	(5)	(1)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-	-	-
Net credit loss benefit (expense)	$(4)	$1	$(5)	$(1)

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

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,295	$3,295	$5,575	$5,575
Securities pledged under securities lending agreements (2)	299	291	241	235
Investments pledged for Federal Home Loan Bank of
Indianapolis (3)	3,930	5,259	3,130	4,876
Total payables for collateral on investments	$7,524	$8,845	$8,946	$10,686

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of June 30, 2022, and December 31, 2021, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2022	2021
Collateral payable for derivative investments	$(2,280)	$1,415
Securities pledged under securities lending agreements	58	112
Investments pledged for FHLBI	800	450
Total increase (decrease) in payables for collateral on investments	$(1,422)	$1,977

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$288	$-	$-	$-	$288
Foreign government bonds	10	-	-	-	10
Equity securities	1	-	-	-	1
Total gross secured borrowings	$299	$-	$-	$-	$299

	As of December 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$239	$-	$-	$-	$239
Foreign government bonds	1	-	-	-	1
Equity securities	1	-	-	-	1
Total gross secured borrowings	$241	$-	$-	$-	$241

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2022, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of June 30, 2022, our investment commitments were $2.7 billion, which included $1.5 billion of LPs, $806 million of private placement securities and $384 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2022, and December 31, 2021, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $799 million and $926 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $797 million and $953 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2022, and December 31, 2021, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $17.1 billion and $19.2 billion, respectively, or 13% and 12%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $16.1 billion and $19.6 billion, respectively, or 12% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

5. Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk. We assess these risks by continually identifying and monitoring changes in our exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity and fixed indexed annuity products.

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

Commodity Contracts

We use commodity contracts to economically hedge certain investments that are closely tied to the changes in commodity values. The commodity contract is an over-the-counter contract that combines a purchase put/sold call to lock in a commodity price within a predetermined range in exchange for a net premium.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2022			As of December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,347	$8	$227	$3,222	$98	$436
Foreign currency contracts (1)	4,281	598	8	3,979	283	51
Total cash flow hedges	7,628	606	235	7,201	381	487
Fair value hedges:
Interest rate contracts (1)	1,156	-	92	1,157	-	213
Non-Qualifying Hedges
Interest rate contracts (1)	89,687	596	579	82,786	897	176
Foreign currency contracts (1)	382	27	1	487	7	2
Equity market contracts (1)	94,669	4,598	1,813	92,641	6,461	2,108
Commodity contracts (1)	10	9	-	-	-	-
Credit contracts (1)	244	-	-	49	-	-
Embedded derivatives:
GLB direct (2)	-	1,400	-	-	1,963	-
GLB ceded (2)	-	41	136	-	56	182
Reinsurance-related (3)	-	305	-	-	-	206
Indexed annuity and IUL contracts (2) (4)	-	440	3,366	-	528	6,131
Total derivative instruments	$193,776	$8,022	$6,222	$184,321	$10,293	$9,505

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in other assets and reinsurance-related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2022
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$24,276	$29,824	$21,587	$17,290	$1,213	$94,190
Foreign currency contracts (2)	295	633	1,627	2,014	94	4,663
Equity market contracts	55,093	22,871	7,303	10	9,392	94,669
Commodity contracts	10	-	-	-	-	10
Credit contracts	-	244	-	-	-	244
Total derivative instruments
with notional amounts	$79,674	$53,572	$30,517	$19,314	$10,699	$193,776

(1)As of June 30, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of June 30, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$640	$764	$89	$211
Long-term debt (1)	(736)	(854)	139	21

(1)Includes $(349) million and $(356) million of unamortized adjustments from discontinued hedges as of June 30, 2022, and December 31, 2021, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2022	2021
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(103)	$(402)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	107	85
Foreign currency contracts	19	55
Change in foreign currency exchange rate adjustment	373	45
Change in DAC, VOBA, DSI and DFEL	13	(11)
Income tax benefit (expense)	(107)	(36)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	1
Interest rate contracts (2)	(10)	(12)
Foreign currency contracts (1)	30	21
Foreign currency contracts (3)	4	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(5)	(1)
Balance as of end-of-period	$283	$(270)

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended June 30,
	2022			2021
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$522	$1,369	$68	$(2)	$1,584	$65

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(58)	60	-	35	(42)
Derivatives designated as
hedging instruments	-	58	(60)	-	(35)	42
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	(4)	-	-	(6)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	1	17	-	-	11	-

Non-Qualifying Hedges
Interest rate contracts	(625)	-	-	432	-	-
Foreign currency contracts	2	-	-	(1)	-	-
Equity market contracts	(1,588)	-	-	713	-	-
Commodity contracts	9	-	-	-	-	-
Embedded derivatives:
GLB	(443)	-	-	(53)	-	-
Reinsurance-related	248	-	-	(84)	-	-
Indexed annuity and IUL
contracts	2,177	-	-	(735)	-	-

	Gain (Loss) Recognized in Income
	For the Six Months Ended June 30,
	2022			2021
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$551	$2,781	$134	$(182)	$3,094	$131

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(121)	118	-	(49)	43
Derivatives designated as
hedging instruments	-	121	(118)	-	49	(43)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	(10)	-	1	(12)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	4	30	-	(2)	21	-

Non-Qualifying Hedges
Interest rate contracts	(1,446)	-	-	(727)	-	-
Foreign currency contracts	3	-	-	(1)	-	-
Equity market contracts	(1,912)	-	-	1,955	-	-
Commodity contracts	9	-	-	-	-	-
Embedded derivatives:				-
GLB	(532)	-	-	1,136	-	-
Reinsurance-related	511	-	-	64	-	-
Indexed annuity and IUL				-
contracts	2,683	-	-	(1,329)	-	-

As of June 30, 2022, $99 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2022 and 2021, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

As of June 30, 2022
Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Credit Contract Type	Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
Basket CDSs	6/20/2027	(3)	(4)	BBB+	4	$-	$244

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

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Maximum potential payout	$244	$-
Less: Counterparty thresholds	-	-
Maximum collateral potentially required to post	$244	$-

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post less than $1 million of collateral as of June 30, 2022.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk (“NPR”). The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2022, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2022, or December 31, 2021.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2022		As of December 31, 2021
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$677	$(2)	$2,346	$(281)
A+	2,489	(211)	2,772	(251)
A	126	(20)	456	(189)
	$3,292	$(233)	$5,574	$(721)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$5,469	$2,186	$7,655
Gross amounts offset	(2,379)	-	(2,379)
Net amount of assets (1)	3,090	2,186	5,276
Gross amounts not offset:
Cash collateral (2)	(3,090)	-	(3,090)
Non-cash collateral	-	-	-
Net amount	$-	$2,186	$2,186

Financial Liabilities
Gross amount of recognized liabilities	$250	$3,502	$3,752
Gross amounts offset	(88)	-	(88)
Net amount of liabilities	162	3,502	3,664
Gross amounts not offset:
Cash collateral (2)	(162)	-	(162)
Non-cash collateral	-	-	-
Net amount	$-	$3,502	$3,502

(1)Includes deferred premiums receivable (payable) of $(279) million reported in other assets and other liabilities on our Consolidated Balance Sheets.

(2)Excludes excess cash collateral received of $202 million and excess cash collateral pledged of $71 million, as the cash collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 12% and 6% for the three and six months ended June 30, 2022, respectively, compared to 17% and 16%, respectively, for the corresponding periods in 2021. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three and six months ended June 30, 2022 and 2021, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items.

7. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2022 (1)	2021 (1)
Return of Net Deposits
Total account value	$96,245	$117,503
Net amount at risk (2)	990	84
Average attained age of contract holders	67 years	67 years

Minimum Return
Total account value	$76	$102
Net amount at risk (2)	15	11
Average attained age of contract holders	79 years	79 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$22,393	$28,788
Net amount at risk (2)	3,839	400
Average attained age of contract holders	73 years	73 years

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

	For the Six
	Months Ended
	June 30,
	2022	2021
Balance as of beginning-of-year	$132	$121
Changes in reserves	202	14
Benefits paid	(21)	(11)
Balance as of end-of-period	$313	$124

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Asset Type
Domestic equity	$59,512	$77,290
International equity	16,410	21,223
Fixed income	37,845	45,231
Total	$113,767	$143,744

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 38% and 39% of total life insurance in-force reserves as of June 30, 2022, and December 31, 2021, respectively.

8. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Six
	Months Ended
	June 30,
	2022	2021
Balance as of beginning-of-year	$6,280	$5,934
Reinsurance recoverable	147	151
Net balance as of beginning-of-year	6,133	5,783
Incurred related to:
Current year	2,014	1,932
Prior years:
Interest	81	81
All other incurred (1)	(149)	(170)
Total incurred	1,946	1,843
Paid related to:
Current year	(794)	(792)
Prior years	(1,052)	(953)
Total paid	(1,846)	(1,745)
Net balance as of end-of-period	6,233	5,881
Reinsurance recoverable	142	148
Balance as of end-of-period	$6,375	$6,029

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

9. Debt

Changes in debt (in millions) were as follows:

For the Six
Months Ended
June 30,
2022
Balance as of beginning-of-year	$6,625
3.40% senior notes issued, due 2032	300
Repayment of 4.20% senior notes, due 2022	(300)
Unamortized premiums (discounts)	(1)
Unamortized debt issuance costs	(1)
Unamortized adjustments from discontinued hedges	(7)
Fair value hedge on interest rate swap agreements	(118)
Balance as of end-of-period	$6,498

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2022.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2022, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $120 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Among other matters, we are presently engaged in litigation, including relating to cost of insurance rates (“Cost of Insurance and Other Litigation”), as described below. No accrual has been made for several of these matters. Although a loss is believed to be reasonably possible for these matters, we are not able to estimate a reasonably possible amount or range of potential liability. An adverse outcome in one or more of these matters may have a material impact on the consolidated financial statements, but, based on information currently known, management does not believe those cases are likely to have such an impact.

Reinsurance Disputes

Certain reinsurers have sought rate increases on certain yearly renewable term agreements. We are disputing the requested rate increases under these agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have initiated, and may in the future initiate, legal proceedings against us. We believe it is unlikely the outcome of these disputes would have a material impact on the consolidated financial statements.

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

Hanks v. Lincoln Life & Annuity Company of New York (“LLANY”) and Voya Retirement Insurance and Annuity Company (“Voya”), filed in the U.S. District Court for the Southern District of New York, No. 1:16-cv-6399, is a putative class action that was served on LLANY on August 12, 2016. Plaintiff owns a universal life policy originally issued by Aetna (now Voya) and alleges that (i) Voya breached the terms of the policy when it increased non-guaranteed cost of insurance rates on Plaintiff’s policy; and (ii) LLANY, as reinsurer and administrator of Plaintiff’s policy, engaged in wrongful conduct related to the cost of insurance increase and was unjustly enriched as a result. Plaintiff seeks to represent all owners of Aetna life insurance policies that were subject to non-guaranteed cost of insurance rate increases in 2016 and seeks damages on their behalf. On March 13, 2019, the court issued an order granting plaintiff’s motion for class certification for the breach of contract claim and denying such motion with respect to the unjust enrichment claim against LLANY, and, on September 12, 2019, the court issued an order approving the parties’ joint stipulation of dismissal with respect to the unjust enrichment claim and dismissed LLANY as a defendant in the case. In light of LLANY’s role as reinsurer and administrator under the 1998 coinsurance agreement with Aetna (now Voya), and of the parties’ rights and obligations thereunder, LLANY continues to be actively engaged in the defense of this case. On September 30, 2020, the court denied plaintiff’s motion for summary judgment and granted in part Voya’s motion for summary judgment. On October 22, 2021, the parties informed the presiding judge that they have reached a settlement of the action, subject to court approval. On January 19, 2022, plaintiffs filed a renewed motion for preliminary approval of the class action settlement. The settlement consists of $92.5 million in pre-tax cash and a five-year cost of insurance rate freeze, among other terms. On February 3, 2022, the court preliminarily approved the class action settlement, and on June 29, 2022, the court conducted a final fairness hearing concerning the terms of the settlement, and granted final approval.

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

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Master File No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action filings that were consolidated by an order of the court in March 2018. Plaintiffs own universal life insurance policies originally issued by former Jefferson-Pilot (now LNL). Plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs seek to represent classes of policyholders and seek damages on their behalf. We are vigorously defending this matter.

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

Angus v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:22-cv-01878, is a putative class action filed on May 13, 2022. Plaintiff alleges that defendant LNL breached the terms of her life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued or insured by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. We are vigorously defending this matter.

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July, 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. On July 28, 2021, plaintiff filed a notice of appeal with respect to this ruling, and on June 6, 2022, oral argument was held.

11. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common Stock
Balance as of beginning-of-period	171,890,974	191,149,192	177,193,515	192,329,691
Stock compensation/issued for benefit plans	161,566	171,688	676,421	882,826
Retirement/cancellation of shares	(1,828,424)	(2,230,932)	(7,645,820)	(4,122,569)
Balance as of end-of-period	170,224,116	189,089,948	170,224,116	189,089,948

Common Stock as of End-of-Period
Basic basis	170,224,116	189,089,948	170,224,116	189,089,948
Diluted basis	171,556,357	191,389,750	171,556,357	191,389,750

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average shares, as used in basic calculation	171,130,192	189,987,670	172,633,482	190,878,951
Shares to cover non-vested stock	895,347	1,278,175	1,127,609	1,133,618
Average stock options outstanding during the period	1,031,878	1,902,854	1,664,374	1,483,184
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(829,921)	(1,462,891)	(1,327,773)	(1,114,026)
Shares repurchasable from measured but
unrecognized stock option expense	(12,772)	(38,204)	(42,013)	(19,715)
Average deferred compensation shares	492,269	534,794	506,740	-
Weighted-average shares, as used in diluted calculation	172,706,993	192,202,398	174,562,419	192,362,012

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share (“EPS”), such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted earnings per share calculation. The mark-to-market adjustment of these deferred units excluded from our diluted earnings per share calculation was $7 million for the three and six months ended June 30, 2022.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$6,777	$9,611
Unrealized holding gains (losses) arising during the period	(19,862)	(3,329)
Change in foreign currency exchange rate adjustment	(370)	(39)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	6,030	1,345
Income tax benefit (expense)	3,030	429
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(4)	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	(6)	(9)
Income tax benefit (expense)	2	2
Balance as of end-of-period	$(4,387)	$8,026
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(103)	$(402)
Unrealized holding gains (losses) arising during the period	126	140
Change in foreign currency exchange rate adjustment	373	45
Change in DAC, VOBA, DSI and DFEL	13	(11)
Income tax benefit (expense)	(107)	(36)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	25	8
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	(1)
Income tax benefit (expense)	(5)	(1)
Balance as of end-of-period	$283	$(270)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(14)	$(12)
Foreign currency translation adjustment arising during the period	(18)	2
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$(33)	$(10)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(219)	$(266)
Adjustment arising during the period	13	(1)
Balance as of end-of-period	$(206)	$(267)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(4)	$(2)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(6)	(9)	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(10)	(11)	Income (loss) before taxes
Income tax benefit (expense)	2	2	Federal income tax expense (benefit)
Reclassification, net of income tax	$(8)	$(9)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$1	Net investment income
Interest rate contracts	(10)	(12)	Interest and debt expense
Foreign currency contracts	30	21	Net investment income
Foreign currency contracts	4	(2)	Realized gain (loss)
Total gross reclassifications	25	8
Associated amortization of DAC,			Commissions and other
VOBA, DSI and DFEL	(1)	(1)	expenses
Reclassifications before income
tax benefit (expense)	24	7	Income (loss) before taxes
Income tax benefit (expense)	(5)	(1)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$19	$6	Net income (loss)

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed maturity AFS securities:
Gross gains	$3	$5	$5	$16
Gross losses	(6)	(8)	(9)	(18)
Credit loss benefit (expense) (1)	(4)	1	(5)	(1)
Realized gain (loss) on equity securities (2)	(14)	22	(8)	33
Credit loss benefit (expense) on mortgage loans on real estate	(4)	13	14	36
Credit loss benefit (expense) on reinsurance-related assets	(1)	(5)	(5)	(4)
Other gain (loss) on investments	-	(1)	(5)	2
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	-	(5)	(7)	(10)
Total realized gain (loss) related to certain financial assets	(26)	22	(20)	54
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	(1)	(4)	(14)	17
Indexed annuity and IUL contracts net derivative results: (5)
Gross gain (loss)	35	8	147	40
Associated amortization of DAC, VOBA, DSI and DFEL	(38)	1	(93)	(10)
Variable annuity net derivative results: (6)
Gross gain (loss)	632	(19)	586	(335)
Associated amortization of DAC, VOBA, DSI and DFEL	(80)	(10)	(55)	52
Total realized gain (loss)	$522	$(2)	$551	$(182)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes mark-to-market adjustments on equity securities still held of $(11) million and $26 million for the three months ended June 30, 2022 and 2021, respectively, and $(3) million and $36 million for the six months ended June 30, 2022 and 2021, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance-related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(14) million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $(17) million and less than $1 million for the six months ended June 30, 2022 and 2021, respectively.

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

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$103,365	$103,365	$118,746	$118,746
Trading securities	3,822	3,822	4,482	4,482
Equity securities	344	344	318	318
Mortgage loans on real estate	17,922	16,988	17,991	18,700
Derivative investments (1)	3,370	3,370	5,437	5,437
Other investments	4,044	4,044	4,284	4,284
Cash and invested cash	1,567	1,567	2,612	2,612
Other assets:
GLB direct embedded derivatives	1,400	1,400	1,963	1,963
GLB ceded embedded derivatives	41	41	56	56
Reinsurance-related embedded derivatives	305	305	-	-
Indexed annuity ceded embedded derivatives	440	440	528	528
Separate account assets	145,791	145,791	182,583	182,583

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(3,366)	(3,366)	(6,131)	(6,131)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,801)	(1,801)	(1,788)	(1,788)
Account values of certain investment contracts	(41,989)	(36,996)	(41,194)	(47,862)
Short-term debt	-	-	(300)	(302)
Long-term debt	(6,498)	(5,761)	(6,325)	(6,707)
Reinsurance-related embedded derivatives	-	-	(206)	(206)
Other liabilities:
Derivative liabilities (1)	(254)	(254)	(677)	(677)
GLB ceded embedded derivatives	(136)	(136)	(182)	(182)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2022, and December 31, 2021, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on our Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with modified coinsurance agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on our Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services.  We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs, mortgage loans electing the fair value option are classified as Level 3 within the fair value hierarchy.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Fair value	$528	$739
Aggregate contractual principal	547	742

As of June 30, 2022, and December 31, 2021, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

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

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2022, or December 31, 2021.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$77,682	$5,476	$83,158
U.S. government bonds	394	21	-	415
State and municipal bonds	-	5,523	-	5,523
Foreign government bonds	-	311	37	348
RMBS	-	2,181	1	2,182
CMBS	-	1,557	-	1,557
ABS	-	8,557	1,153	9,710
Hybrid and redeemable preferred securities	44	324	104	472
Trading securities	-	3,202	620	3,822
Equity securities	12	187	145	344
Mortgage loans on real estate	-	-	528	528
Derivative investments (1)	-	5,387	449	5,836
Other investments – short-term investments	-	177	-	177
Cash and invested cash	-	1,567	-	1,567
Other assets:
GLB direct embedded derivatives	-	-	1,400	1,400
GLB ceded embedded derivatives	-	-	41	41
Reinsurance-related embedded derivatives	-	305	-	305
Indexed annuity ceded embedded derivatives	-	-	440	440
Separate account assets	392	145,399	-	145,791
Total assets	$842	$252,380	$10,394	$263,616

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(3,366)	$(3,366)
Other liabilities:
Derivative liabilities (1)	-	(2,274)	(446)	(2,720)
GLB ceded embedded derivatives	-	-	(136)	(136)
Total liabilities	$-	$(2,274)	$(3,948)	$(6,222)

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

	For the Three Months Ended June 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,860	$-	$(657)	$293	$(20)	$5,476
Foreign government bonds	40	-	(3)	-	-	37
RMBS	13	-	-	-	(12)	1
CMBS	17	-	-	-	(17)	-
ABS	988	-	(33)	266	(68)	1,153
Hybrid and redeemable preferred
securities	98	-	6	-	-	104
Trading securities	797	(29)	-	(148)	-	620
Equity securities	104	15	-	26	-	145
Mortgage loans on real estate	537	(12)	(5)	8	-	528
Derivative investments	3	-	-	-	-	3
Other assets: (3)
GLB direct embedded derivatives	1,880	(480)	-	-	-	1,400
GLB ceded embedded derivatives	42	(1)	-	-	-	41
Indexed annuity ceded embedded derivatives	493	(113)	-	60	-	440
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(5,574)	2,290	-	(82)	-	(3,366)
Other liabilities – GLB ceded embedded
derivatives (3)	(174)	38	-	-	-	(136)
Total, net	$5,124	$1,708	$(692)	$423	$(117)	$6,446

	For the Three Months Ended June 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,145	$1	$69	$215	$(1)	$5,429
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	66	-	-	14	(37)	43
RMBS	2	(1)	-	-	-	1
CMBS	1	-	-	8	-	9
ABS	688	1	4	99	(162)	630
Hybrid and redeemable preferred
securities	85	-	11	6	-	102
Trading securities	715	2	-	(64)	(23)	630
Equity securities	61	20	-	1	-	82
Mortgage loans on real estate	874	5	-	(61)	-	818
Derivative investments	2,661	(2)	-	-	(2,658)	1
Other assets: (3)
GLB direct embedded derivatives	1,831	(64)	-	-	-	1,767
GLB ceded embedded derivatives	42	11	-	-	-	53
Indexed annuity ceded embedded derivatives	527	-	-	-	(527)	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(4,170)	-	-	-	4,170	-
Other liabilities – GLB ceded embedded
derivatives (3)	(152)	-	-	-	-	(152)
Total, net	$8,381	$(27)	$84	$213	$762	$9,413

	For the Six Months Ended June 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$1	$(1,010)	$651	$114	$5,476
Foreign government bonds	41	-	(4)	-	-	37
RMBS	4	-	-	12	(15)	1
CMBS	-	-	-	17	(17)	-
ABS	870	-	(60)	453	(110)	1,153
Hybrid and redeemable preferred
securities	93	-	11	-	-	104
Trading securities	828	(58)	-	(146)	(4)	620
Equity securities	95	32	-	18	-	145
Mortgage loans on real estate	739	(15)	(6)	(190)	-	528
Derivative investments	21	3	(6)	-	(15)	3
Other assets: (3)
GLB direct embedded derivatives	1,963	(563)	-	-	-	1,400
GLB ceded embedded derivatives	56	(15)	-	-	-	41
Indexed annuity ceded embedded derivatives	528	(166)	-	78	-	440
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(6,131)	2,849	-	(84)	-	(3,366)
Other liabilities – GLB ceded embedded
derivatives (3)	(182)	46	-	-	-	(136)
Total, net	$4,645	$2,114	$(1,075)	$809	$(47)	$6,446

	For the Six Months Ended June 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$3	$(51)	$385	$(29)	$5,429
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(8)	14	(37)	43
RMBS	2	(1)	-	-	-	1
CMBS	-	1	-	8	-	9
ABS	570	1	(3)	282	(220)	630
Hybrid and redeemable preferred
securities	104	-	12	(14)	-	102
Trading securities	644	(1)	-	2	(15)	630
Equity securities	59	26	-	(3)	-	82
Mortgage loans on real estate	832	7	3	(24)	-	818
Derivative investments	1,542	1,249	-	(132)	(2,658)	1
Other assets: (3)
GLB direct embedded derivatives	450	1,317	-	-	-	1,767
GLB ceded embedded derivatives	82	(29)	-	-	-	53
Indexed annuity ceded embedded derivatives	550	32	-	(55)	(527)	-
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(626)	-	50	4,170	-
Other liabilities – GLB ceded embedded
derivatives (3)	-	(152)	-	-	-	(152)
Total, net	$6,441	$1,827	$(47)	$508	$684	$9,413

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$426	$-	$(4)	$(86)	$(43)	$293
RMBS	-	-	-	-	-	-
CMBS	-	-	-	-	-	-
ABS	305	-	-	(39)	-	266
Trading securities	92	(88)	-	(152)	-	(148)
Equity securities	26	-	-	-	-	26
Mortgage loans on real estate	9	-	-	(1)	-	8
Other assets – indexed annuity ceded
embedded derivatives	20	-	-	40	-	60
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(100)	-	-	18	-	(82)
Total, net	$778	$(88)	$(4)	$(220)	$(43)	$423

	For the Three Months Ended June 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$410	$(13)	$(6)	$(176)	$-	$215
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	14	-	-	-	-	14
CMBS	8	-	-	-	-	8
ABS	168	-	-	(69)	-	99
Hybrid and redeemable preferred
securities	6	-	-	-	-	6
Trading securities	36	(5)	-	(95)	-	(64)
Equity securities	2	(1)	-	-	-	1
Mortgage loans on real estate	9	(66)	(4)	-	-	(61)
Total, net	$653	$(85)	$(15)	$(340)	$-	$213

	For the Six Months Ended June 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$853	$-	$(25)	$(129)	$(48)	$651
RMBS	12	-	-	-	-	12
CMBS	17	-	-	-	-	17
ABS	555	-	-	(95)	(7)	453
Trading securities	271	(220)	-	(197)	-	(146)
Equity securities	26	(8)	-	-	-	18
Mortgage loans on real estate	12	-	-	(202)	-	(190)
Other assets – indexed annuity ceded
embedded derivatives	38	-	-	40	-	78
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(228)	-	-	144	-	(84)
Total, net	$1,556	$(228)	$(25)	$(439)	$(55)	$809

	For the Six Months Ended June 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$707	$(17)	$(21)	$(267)	$(17)	$385
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	14	-	-	-	-	14
CMBS	8	-	-	-	-	8
ABS	368	-	-	(86)	-	282
Hybrid and redeemable preferred
securities	6	(20)	-	-	-	(14)
Trading securities	124	(8)	-	(114)	-	2
Equity securities	6	(9)	-	-	-	(3)
Mortgage loans on real estate	81	(101)	(4)	-	-	(24)
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	3	-	-	(58)	-	(55)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(108)	-	-	158	-	50
Total, net	$1,383	$(279)	$(212)	$(367)	$(17)	$508

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Trading securities	$(28)	$3	$(58)	$-
Equity securities	16	23	34	30
Mortgage loans on real estate	(12)	4	(15)	8
Derivative investments	1	-	3	-
GLB embedded derivatives	(281)	143	(161)	1,713
Embedded derivatives – indexed annuity
and IUL contracts	(26)	-	58	-
Total, net (1)	$(330)	$173	$(139)	$1,751

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed maturity AFS securities:
Corporate bonds	$(658)	$65	$(1,012)	$(57)
Foreign government bonds	(3)	-	(5)	(8)
ABS	(34)	3	(62)	(4)
Hybrid and redeemable preferred
securities	6	12	11	13
Mortgage loans on real estate	(5)	-	(6)	3
Total, net	$(694)	$80	$(1,074)	$(53)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2022			June 30, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$32	$(52)	$(20)	$-	$(1)	$(1)
Foreign government bonds	-	-	-	-	(37)	(37)
RMBS	-	(12)	(12)	-	-	-
CMBS	-	(17)	(17)	-	-	-
ABS	1	(69)	(68)	-	(162)	(162)
Trading securities	-	-	-	-	(23)	(23)
Derivative investments	-	-	-	-	(2,658)	(2,658)
Other assets – indexed annuity ceded
embedded derivatives	-	-	-	-	(527)	(527)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	-	-	-	4,170	4,170
Total, net	$33	$(150)	$(117)	$-	$762	$762

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2022			June 30, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$228	$(114)	$114	$10	$(39)	$(29)
Foreign government bonds	-	-	-	-	(37)	(37)
RMBS	-	(15)	(15)	-	-	-
CMBS	-	(17)	(17)	-	-	-
ABS	1	(111)	(110)	-	(220)	(220)
Trading securities	-	(4)	(4)	14	(29)	(15)
Derivative investments	-	(15)	(15)	-	(2,658)	(2,658)
Other assets – indexed annuity ceded
embedded derivatives	-	-	-	-	(527)	(527)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	-	-	-	4,170	4,170
Total, net	$229	$(276)	$(47)	$24	$660	$684

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2022 and 2021, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2021, transfers out of Level 3 included derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. The updated valuation technique is considered industry standard and provides us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2022:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$3,279	Discounted cash flow	Liquidity/duration adjustment (2)	0.8%	-	5.5%	2.0%
Foreign government
bonds	37	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	-	6.5%	5.4%
ABS	16	Discounted cash flow	Liquidity/duration adjustment (2)	2.0%	-	2.0%	2.0%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	-	1.7%	1.7%
Equity securities	20	Discounted cash flow	Liquidity/duration adjustment (2)	4.1%	-	4.5%	4.2%
Other assets:
GLB direct and ceded	1,441	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
embedded derivatives			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.25%	-	2.11%	1.53%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.08%

Indexed annuity ceded
embedded derivatives	440	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(3,476)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(136)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.25%	-	2.11%	1.53%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.08%

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

•Changes in reserves resulting from benefit ratio unlocking on our GDB and GLB riders and VUL products with secondary guarantees (“benefit ratio unlocking”);

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

•Amortization of DFEL arising from changes in benefit ratio unlocking; and

•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Operating revenues:
Annuities	$1,169	$1,249	$2,401	$2,453
Retirement Plan Services	315	333	633	660
Life Insurance	1,800	2,029	3,625	3,968
Group Protection	1,323	1,247	2,626	2,500
Other Operations	34	45	74	84
Excluded realized gain (loss), pre-tax	473	(53)	447	(281)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	(10)	1	(15)	2
Total revenues	$5,104	$4,851	$9,791	$9,386

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$256	$323	$558	$613
Retirement Plan Services	54	62	109	118
Life Insurance	114	255	172	362
Group Protection	59	46	18	20
Other Operations	(92)	(78)	(172)	(154)
Excluded realized gain (loss), after-tax	374	(43)	352	(223)
Benefit ratio unlocking, after-tax	(527)	77	(696)	131
Net income (loss)	$238	$642	$341	$867

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2022, compared with December 31, 2021, and the results of operations for the three and six months ended June 30, 2022, compared with the corresponding periods in 2021 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2021 Form 10-K.

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

•Weak general economic and business conditions that may affect demand for our products, account values, investment results, guaranteed benefit liabilities, premium levels and claims experience;

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

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect us and are expected to continue to adversely affect our business, results of operations and financial condition in the third quarter of 2022. We continue to monitor U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic on our Life Insurance and Group Protection segments. See “Additional Information” within Results of Life Insurance and Results of Group Protection below for expected impacts of the COVID-19 pandemic in the third quarter of 2022.

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

Interest Rate Environment

In light of substantial progress since 2020 in the labor markets, elevated inflation and geopolitical events, the Federal Reserve announced in March 2022 the first increase to the federal funds rate target range since December 2018. Subsequently, the Federal Reserve announced three additional increases to the federal funds rate target range through July 2022, when it set the range at 2.25% to 2.50% and stated that it anticipates ongoing increases through the remainder of 2022 to combat inflation. Additionally, the Federal Reserve announced that it will continue the reduction it started in June 2022 of its holdings of Treasury securities, agency debt and agency mortgage-backed securities. Although short-term interest rates have been rising in 2022, we continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this continued historically low interest rate environment.

We have provided disclosures around interest rate risk in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Annual Assumption Review – Long-Term New Money Investment Yield Sensitivity” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K.

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

If we had unlocked our RTM assumption as of June 30, 2022, we would have recorded unfavorable unlocking of approximately $35 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2022:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$450	$89,131	$175	$89,756
Priced by independent broker quotations	-	-	4,533	4,533
Priced by matrices	-	13,704	-	13,704
Priced by other methods (1)	-	-	3,359	3,359
Total	$450	$102,835	$8,067	$111,352

Percent of total	0%	93%	7%	100%

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

Derivatives

For information on our accounting policies for derivatives, see Note 5 herein. For information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

Future Contract Benefits

Guaranteed Living Benefits

Within our annuity business, we have certain products that contain guaranteed living benefit (“GLB”) features. The proportion of our variable annuity account values that contained GLB features to our total annuity account values, net of reinsurance, was 47% and 52% as of June 30, 2022 and 2021, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of June 30, 2022 and 2021, 54% and 6%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of June 30, 2022 and 2021, was $3.6 billion and $411 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used for our EGPs underlying the amortization of DAC, VOBA, DSI and DFEL as well as our reserves and embedded derivatives. For more information on our comprehensive review, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Annual Assumption Review” and Note 1 in our 2021 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$256	$323	$558	$613
Retirement Plan Services	54	62	109	118
Life Insurance	114	255	172	362
Group Protection	59	46	18	20
Other Operations	(92)	(78)	(172)	(154)
Excluded realized gain (loss), after-tax	374	(43)	352	(223)
Benefit ratio unlocking, after-tax	(527)	77	(696)	131
Net income (loss)	$238	$642	$341	$867

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Deposits
Annuities	$2,702	$3,209	$5,407	$6,023
Retirement Plan Services	2,943	2,789	6,310	5,428
Life Insurance	1,439	1,278	2,775	2,498
Total deposits	$7,084	$7,276	$14,492	$13,949

Net Flows
Annuities	$(318)	$(297)	$(871)	$(1,073)
Retirement Plan Services	913	517	1,859	864
Life Insurance	1,038	879	1,921	1,673
Total net flows	$1,633	$1,099	$2,909	$1,464

	As of June 30,
	2022	2021
Account Values
Annuities	$144,252	$168,307
Retirement Plan Services	86,706	95,908
Life Insurance	48,133	59,702
Total account values	$279,091	$323,917

Comparison of the Three and Six Months Ended June 30, 2022 to 2021

Net income decreased due primarily to the following:

•Lower investment income on alternative investments.

•Unfavorable variable annuity net derivative results.

•Lower fee income driven by lower average daily variable account values.

•Higher benefits due to growth in business in force.

The decrease in net income was partially offset by the following:

•Lower expenses driven by equity market performance and lower production performance, partially offset by higher Spark program expense as part of our Spark Initiative.

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

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$25	$27	$55	$59
Fee income	611	679	1,269	1,332
Net investment income	337	352	697	680
Operating realized gain (loss) (2)	51	53	105	103
Amortization of deferred gain on
business sold through reinsurance	6	6	13	12
Other revenues (3)	139	132	262	267
Total operating revenues	1,169	1,249	2,401	2,453
Operating Expenses
Interest credited	214	199	422	398
Benefits (1)	180	135	332	275
Commissions and other expenses	480	535	1,001	1,050
Total operating expenses	874	869	1,755	1,723
Income (loss) from operations before taxes	295	380	646	730
Federal income tax expense (benefit)	39	57	88	117
Income (loss) from operations	$256	$323	$558	$613

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

Comparison of the Three and Six Months Ended June 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account values.

•Higher benefits driven by an increase in the growth of our GLB and GDB benefit reserves due to market performance.

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by lower commissions and other expenses due to lower amortization expense as a result of lower gross profits and lower incentive compensation as a result of production performance.

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

The other component of net flows relates to the retention of new business and account values. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% for the three and six months ended June 30, 2022, and 8% for the corresponding periods in 2021.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K. For information on the current interest rate environment, see “Introduction – Executive Summary” above.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fee Income
Mortality, expense and other assessments	$607	$675	$1,258	$1,324
Surrender charges	7	3	12	4
DFEL:
Deferrals	(6)	(7)	(12)	(14)
Amortization, net of interest	3	8	11	18
Total fee income	$611	$679	$1,269	$1,332

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Variable Account Value Information
Variable annuity deposits (1)	$863	$1,290	$2,001	$2,387
Increases (decreases) in variable annuity account values:
Net flows (1)	(1,441)	(1,569)	(2,862)	(3,359)
Change in market value (1)	(15,068)	7,163	(24,167)	11,325
Contract holder assessments (1)	(654)	(706)	(1,346)	(1,389)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	114	111	253	269
Variable annuity account values (1)	108,648	135,051	108,648	135,051
Average daily variable annuity account values (1)	116,001	133,736	121,813	131,894
Average daily S&P 500® Index (2)	4,110	4,182	4,287	4,022

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$294	$286	$596	$562
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	9	18	29	25
Surplus investments (2)	34	48	72	93
Total net investment income	$337	$352	$697	$680

Interest Credited
Amount provided to contract holders	$211	$194	$415	$389
DSI deferrals	-	(1)	(1)	(2)
Interest credited before DSI amortization	211	193	414	387
DSI amortization	3	6	8	11
Total interest credited	$214	$199	$422	$398

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

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed Account Value Information
Fixed annuity deposits (1)	$1,839	$1,919	$3,406	$3,636
Increases (decreases) in fixed annuity account values:
Net flows (1)	1,123	1,272	1,991	2,286
Contract holder assessments (1)	(13)	(21)	(29)	(46)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(114)	(111)	(253)	(269)
Reinvested interest credited (1)(3)	(1,981)	916	(2,340)	1,670
Fixed annuity account values (1)(2)	35,604	33,256	35,604	33,256
Average fixed account values (1)(2)	36,024	32,298	35,914	31,197

(1)Includes the fixed portion of variable.

(2)Net of reinsurance ceded.

(3)Decrease in reinvested interest credited driven by the change in embedded derivatives on our indexed annuity products.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Commissions and Other Expenses
Commissions:
Deferrable	$97	$129	$201	$241
Non-deferrable	160	168	325	332
General and administrative expenses	97	110	199	216
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	1	-	1	1
Taxes, licenses and fees	10	11	25	22
Total expenses incurred, excluding broker-dealer	365	418	751	812
DAC deferrals	(110)	(144)	(228)	(271)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	255	274	523	541
DAC and VOBA amortization, net of interest	90	118	202	229
Broker-dealer expenses incurred	135	143	276	280
Total commissions and other expenses	$480	$535	$1,001	$1,050

DAC Deferrals
As a percentage of sales/deposits	4.1%	4.5%	4.2%	4.5%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Fee income	$65	$74	$135	$146
Net investment income	241	250	479	498
Other revenues (1)	9	9	19	16
Total operating revenues	315	333	633	660
Operating Expenses
Interest credited	156	155	308	309
Benefits	1	1	2	1
Commissions and other expenses	95	103	195	206
Total operating expenses	252	259	505	516
Income (loss) from operations before taxes	63	74	128	144
Federal income tax expense (benefit)	9	12	19	26
Income (loss) from operations	$54	$62	$109	$118

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio and lower prepayment and bond make-whole premiums, partially offset by higher average fixed account values.

•Lower fee income driven by lower average daily account values.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by lower incentive compensation as a result of production performance and lower trail commissions resulting from lower average account values.

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

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 9% and 10% for the three and six months ended June 30, 2022, respectively, and 10% for the corresponding periods in 2021.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 18% as of June 30, 2022 and 2021. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K. For information on the current interest rate environment, see “Introduction – Executive Summary” above.

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fee Income
Annuity expense assessments	$48	$55	$100	$108
Mutual fund fees	17	19	35	38
Total fee income	$65	$74	$135	$146

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Flows By Market
Small market	$80	$106	$(36)	$79
Mid – large market	1,074	755	2,424	1,435
Multi-Fund® and other	(241)	(344)	(529)	(649)
Total net flows	$913	$517	$1,859	$865

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Variable Account Value Information
Variable annuity deposits (1)	$434	$561	$1,358	$1,134
Increases (decreases) in variable annuity account values:
Net flows (1)	(143)	(114)	11	(240)
Change in market value (1)	(2,743)	1,223	(4,036)	2,057
Contract holder assessments (1)	(41)	(46)	(86)	(91)
Variable annuity account values (1)	16,707	20,424	16,707	20,424
Average daily variable annuity account values (1)	17,986	20,114	18,863	19,658
Average daily S&P 500® Index	4,110	4,182	4,287	4,022

(1)Excludes the fixed portion of variable.

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Mutual Fund Account Value Information
Mutual fund deposits	$1,377	$1,804	$3,248	$3,382
Mutual fund net flows	409	797	1,183	1,365
Mutual fund account values (1)	45,082	52,489	45,082	52,489

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$214	$207	$420	$417
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	8	13	20	22
Surplus investments (2)	19	30	39	59
Total net investment income	$241	$250	$479	$498

Interest Credited	$156	$155	$308	$309

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

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed Account Value Information
Fixed annuity deposits (1)	$1,132	$424	$1,704	$913
Increases (decreases) in fixed annuity account values:
Net flows (1)	647	(166)	665	(260)
Reinvested interest credited (1)	155	153	305	306
Contract holder assessments (1)	(3)	(3)	(7)	(7)
Fixed annuity account values (1)	24,917	22,995	24,917	22,995
Average fixed account values (1)	24,337	22,985	24,075	22,999

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

Benefits

Benefits for this segment include changes in annuity benefit reserves.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$2	$3
Non-deferrable	17	19	35	39
General and administrative expenses	72	75	144	149
Taxes, licenses and fees	4	4	10	9
Total expenses incurred	94	99	191	200
DAC deferrals	(5)	(4)	(9)	(10)
Total expenses recognized before amortization	89	95	182	190
DAC and VOBA amortization, net of interest	6	8	13	16
Total commissions and other expenses	$95	$103	$195	$206

DAC Deferrals
As a percentage of annuity sales/deposits	0.3%	0.4%	0.3%	0.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$283	$258	$560	$511
Fee income	840	915	1,686	1,783
Net investment income	665	852	1,353	1,661
Operating realized gain (loss) (2)	(2)	(2)	(1)	(4)
Amortization of deferred gain on
business sold through reinsurance	12	3	25	5
Other revenues	2	3	2	12
Total operating revenues	1,800	2,029	3,625	3,968
Operating Expenses
Interest credited	329	372	653	742
Benefits	1,041	999	2,167	2,172
Commissions and other expenses	291	341	601	607
Total operating expenses	1,661	1,712	3,421	3,521
Income (loss) from operations before taxes	139	317	204	447
Federal income tax expense (benefit)	25	62	32	85
Income (loss) from operations	$114	$255	$172	$362

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three Months Ended June 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments and the impact of the fourth quarter 2021 reinsurance agreement.

•Lower fee income due to the impact of the fourth quarter 2021 reinsurance agreement and lower DFEL amortization.

•Higher benefits due to growth in business in force and favorable mortality experience in the second quarter of 2021.

The decrease in income from operations was partially offset by the following:

•Lower commissions and other expenses due to lower amortization and lower incentive compensation as a result of production performance.

•Higher amortization of deferred gain on business sold through reinsurance as a result of the fourth quarter 2021 reinsurance agreement.

Comparison of the Six Months Ended June 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments and the impact of the fourth quarter 2021 reinsurance agreement.

•Lower fee income due to the impact of the fourth quarter 2021 reinsurance agreement and lower DFEL amortization.

The decrease in income from operations was partially offset by the following:

•Higher amortization of deferred gain on business sold through reinsurance as a result of the fourth quarter 2021 reinsurance agreement.

•Lower commissions and other expenses due to lower incentive compensation as a result of production performance.

Additional Information

Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) to reinsure liabilities under a block of in-force executive benefit and universal life policies. For more information, see Note 8 in our 2021 Form 10-K. We expect an ongoing reduction in income from operations in future periods as a result of this reinsurance agreement.

While U.S. pandemic deaths have improved, we continue to expect elevated mortality in the third quarter of 2022. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2021 Form 10-K. For information on the current interest rate environment, see “Introduction – Executive Summary” above.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fee Income
Cost of insurance assessments	$575	$608	$1,146	$1,215
Expense assessments	380	361	754	715
Surrender charges	8	9	16	18
DFEL:
Deferrals	(265)	(233)	(515)	(457)
Amortization, net of interest	142	170	285	292
Total fee income	$840	$915	$1,686	$1,783

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales by Product
IUL/UL	$27	$20	$53	$38
MoneyGuard®	24	23	47	39
VUL	44	27	78	49
Term	48	35	90	64
Executive Benefits	50	21	79	50
Total sales	$193	$126	$347	$240

Net Flows
Deposits	$1,439	$1,278	$2,775	$2,498
Withdrawals and deaths	(401)	(399)	(854)	(825)
Net flows	$1,038	$879	$1,921	$1,673

Contract Holder Assessments	$1,326	$1,277	$2,676	$2,548

	As of June 30,
	2022	2021
Account Values
General account (1)	$32,268	$37,385
Separate account (1)	15,865	22,317
Total account values (1)	$48,133	$59,702

In-Force Face Amount
UL and other	$361,565	$357,670
Term insurance	663,140	567,525
Total in-force face amount	$1,024,705	$925,195

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average General Account Values (1)	$32,758	$37,794	$32,811	$37,819

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$589	$643	$1,176	$1,287
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	9	9	22	15
Alternative investments (2)	35	167	89	293
Surplus investments (3)	32	33	66	66
Total net investment income	$665	$852	$1,353	$1,661

Interest Credited	$329	$372	$653	$742

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Benefits
Death claims direct and assumed	$1,351	$1,234	$2,893	$2,842
Death claims ceded	(532)	(460)	(1,152)	(1,068)
Reserves released on death	(157)	(169)	(321)	(373)
Net death benefits	662	605	1,420	1,401
Change in secondary guarantee life insurance product
reserves	134	177	270	348
Change in MoneyGuard® reserves	146	136	288	268
Other benefits (1)	99	81	189	155
Total benefits	$1,041	$999	$2,167	$2,172

Death claims per $1,000 of in-force	2.62	2.64	2.85	3.08

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Commissions and Other Expenses
Commissions	$176	$130	$332	$250
General and administrative expenses	133	143	267	276
Expenses associated with reserve financing	26	25	52	49
Taxes, licenses and fees	40	40	83	78
Total expenses incurred	375	338	734	653
DAC and VOBA deferrals	(204)	(154)	(386)	(293)
Total expenses recognized before amortization	171	184	348	360
DAC and VOBA amortization, net of interest	119	156	251	245
Other intangible amortization	1	1	2	2
Total commissions and other expenses	$291	$341	$601	$607

DAC and VOBA Deferrals
As a percentage of sales	105.7%	122.2%	111.2%	122.1%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2022, to the corresponding periods in 2021, the decrease was primarily a result of changes in sales mix to products with lower commission rates. For more information, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2021 Form 10-K.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums	$1,187	$1,107	$2,356	$2,226
Net investment income	86	95	171	185
Other revenues (1)	50	45	99	89
Total operating revenues	1,323	1,247	2,626	2,500
Operating Expenses
Interest credited	2	1	3	3
Benefits	926	877	1,953	1,847
Commissions and other expenses	320	310	647	624
Total operating expenses	1,248	1,188	2,603	2,474
Income (loss) from operations before taxes	75	59	23	26
Federal income tax expense (benefit)	16	13	5	6
Income (loss) from operations	$59	$46	$18	$20

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income (Loss) from Operations by Product Line
Life	$-	$1	$(39)	$(69)
Disability	59	46	58	94
Dental	-	(1)	(1)	(5)
Income (loss) from operations	$59	$46	$18	$20

Comparison of the Three Months Ended June 30, 2022 to 2021

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in the business and favorable persistency.

The increase in income from operations was partially offset by the following:

•Higher benefits driven by growth in the business and higher severity in both our disability and life businesses, partially offset by lower incidence in our life business.

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio.

•Higher commissions and other expenses driven by favorable persistency and investments in claims management to address higher claims volume and to improve ongoing operations, partially offset by lower incentive compensation as a result of production performance.

Comparison of the Six Months Ended June 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by growth in the business, higher severity in both our disability and life businesses and higher disability incidence, partially offset by lower incidence in our life business.

•Higher commissions and other expenses driven by investments in claims management to address higher claims volume and to improve ongoing operations and by favorable persistency, partially offset by lower incentive compensation as a result of production performance.

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio.

The decrease in income from operations was partially offset by higher insurance premiums due to growth in the business and favorable persistency.

Additional Information

We continue to expect morbidity headwinds in our disability business and elevated mortality in our life business attributable to the COVID-19 pandemic in the third quarter of 2022. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Insurance Premiums by Product Line
Life	$445	$415	$889	$825
Disability	692	635	1,368	1,285
Dental	50	57	99	116
Total insurance premiums	$1,187	$1,107	$2,356	$2,226

Sales by Product Line
Life	$62	$37	$116	$78
Disability	59	37	105	65
Dental	6	5	11	10
Total sales	$127	$79	$232	$153

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$63	$59	$123	$119
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	2	4	4	6
Surplus investments (2)	21	32	44	60
Total net investment income	$86	$95	$171	$185

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Benefits and Interest Credited by Product Line
Life	$359	$330	$762	$745
Disability	531	501	1,120	1,013
Dental	38	47	74	92
Total benefits and interest credited	$928	$878	$1,956	$1,850

Loss Ratios by Product Line
Life	80.5%	79.6%	85.8%	90.2%
Disability	76.7%	79.0%	81.9%	78.9%
Dental	76.9%	81.6%	74.0%	79.2%
Total	78.2%	79.3%	83.0%	83.1%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Commissions and Other Expenses
Commissions	$96	$87	$190	$178
General and administrative expenses	185	181	369	356
Taxes, licenses and fees	29	29	63	61
Total expenses incurred	310	297	622	595
DAC deferrals	(24)	(21)	(46)	(42)
Total expenses recognized before amortization	286	276	576	553
DAC and VOBA amortization, net of interest	25	26	54	55
Other intangible amortization	9	8	17	16
Total commissions and other expenses	$320	$310	$647	$624

DAC Deferrals
As a percentage of insurance premiums	2.0%	1.9%	2.0%	1.9%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$3	$6	$4	$8
Net investment income	40	35	81	70
Other revenues	(9)	4	(11)	6
Total operating revenues	34	45	74	84
Operating Expenses
Interest credited	9	10	21	22
Benefits	21	25	35	40
Other expenses	1	25	14	53
Interest and debt expense	68	65	134	131
Spark program expense	44	21	75	35
Total operating expenses	143	146	279	281
Income (loss) from operations before taxes	(109)	(101)	(205)	(197)
Federal income tax expense (benefit)	(17)	(23)	(33)	(43)
Income (loss) from operations	$(92)	$(78)	$(172)	$(154)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three and Six Months Ended June 30, 2022 to 2021

Loss from operations for Other Operations increased due primarily to the following:

•Higher Spark program expense as part of our Spark Initiative.

•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which decreased during the three and six months ended June 30, 2022, compared to an increase during the corresponding periods in 2021.

•Less favorable income tax benefit driven by unfavorable market impacts on tax preferred investment income.

The increase in loss from operations was partially offset by the following:

•Lower other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased during the three and six months ended June 30, 2022, compared to an increase during the corresponding periods in 2021.

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

The majority of our interest credited relates to our reinsurance operations sold to Swiss Re Life & Health America, Inc. (“Swiss Re”) in 2001. A substantial amount of the business was sold through indemnity reinsurance transactions, which is still recorded in the consolidated financial statements. The interest credited corresponds to investment income earnings on the assets we continue to hold for this business. There is no effect to income or loss in Other Operations or on a consolidated basis for these amounts because interest earned on the blocks that continue to be reinsured is passed through to Swiss Re in the form of interest credited.

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses:
Branding	$11	$13	$17	$21
Other (1)	(6)	12	6	34
Total general and administrative expenses	5	25	23	55
Taxes, licenses and fees (2)	(2)	1	(5)	(1)
Other (3)	(2)	(1)	(4)	(1)
Total other expenses	$1	$25	$14	$53

(1)Includes the portion of our deferred compensation plan expense attributable to participants’ selection of LNC stock as the measure for their investment return, expenses that are corporate in nature including charitable contributions and other expenses not allocated to our business segments.

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$49	$51	$104	$99
Total excluded realized gain (loss)	473	(53)	447	(281)
Total realized gain (loss), pre-tax	$522	$(2)	$551	$(182)

Components of Excluded Realized Gain (Loss),
After-Tax
Realized gain (loss) related to certain financial assets	$(20)	$16	$(16)	$41
Realized gain (loss) on the mark-to-market on
certain instruments (2)	-	(2)	(9)	18
Variable annuity net derivative results:
Hedge program performance, including unlocking
for GLB reserves hedged and benefit ratio unlocking	(183)	13	(430)	(29)
GLB NPR component	74	(1)	92	(145)
Total variable annuity net derivative results	(109)	12	(338)	(174)
Indexed annuity forward-starting option	(3)	8	39	23
Excluded realized gain (loss) including benefit
ratio unlocking, after-tax	(132)	34	(324)	(92)
Less: benefit ratio unlocking on GDB
and GLB riders, after-tax	(506)	77	(676)	131
Total excluded realized gain (loss), after-tax	$374	$(43)	$352	$(223)

(1)DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.

(2)The modified coinsurance investment portfolio includes fixed maturity securities classified as available-for-sale (“AFS”) with changes in fair value recorded in other comprehensive income (loss) (“OCI”). Since the corresponding and offsetting changes in fair value of the embedded derivatives related to the modified coinsurance investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 8 in our 2021 Form 10-K for more information regarding modified coinsurance.

Comparison of the Three Months Ended June 30, 2022 to 2021

We had realized losses compared to realized gains due primarily to the following:

•Unfavorable variable annuity net derivatives results driven by unfavorable hedge program performance due to more volatile capital markets, partially offset by a favorable GLB NPR component due to credit spreads widening and our associated reserves increasing.

•Losses related to certain financial assets driven by unfavorable equity market performance in 2022 compared to favorable equity market performance in 2021.

Comparison of the Six Months Ended June 30, 2022 to 2021

We had higher realized losses due primarily to the following:

•Unfavorable variable annuity net derivatives results driven by unfavorable hedge program performance due to more volatile capital markets, partially offset by a favorable GLB NPR component due to credit spreads widening and our associated reserves increasing.

•Losses related to certain financial assets driven by unfavorable equity market performance in 2022 compared to favorable equity market performance in 2021.

•Losses on the mark-to-market on certain instruments driven by declines in trading securities due to increases in interest rates, partially offset by favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements.

The higher realized losses were partially offset by higher gains related to the indexed annuity forward-starting option driven by an increase in discount rates and a decrease in projected index interest credited as a result of equity market performance.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021
Variable annuity hedge program assets (liabilities)	$1,623	$625	$721	$1,090	$881

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,136	$1,699	$1,818	$1,511	$1,569
NPR	164	46	17	94	98
Embedded derivative reserves	1,300	1,745	1,835	1,605	1,667
Insurance benefit reserves	(2,349)	(1,547)	(1,231)	(1,254)	(1,135)
Total variable annuity reserves – asset (liability)	$(1,049)	$198	$604	$351	$532

10-year CDS spread	2.05%	1.44%	1.15%	1.18%	1.15%
NPR factor related to 10-year CDS spread	1.33%	0.99%	0.70%	0.74%	0.70%

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Investments
Fixed maturity AFS securities	$103,365	$118,746	76.4%	77.3%
Trading securities	3,822	4,482	2.8%	2.9%
Equity securities	344	318	0.3%	0.2%
Mortgage loans on real estate	17,922	17,991	13.3%	11.7%
Policy loans	2,368	2,364	1.8%	1.5%
Derivative investments	3,370	5,437	2.4%	3.6%
Alternative investments	2,949	2,666	2.2%	1.7%
Other investments	1,105	1,626	0.8%	1.1%
Total investments	$135,245	$153,630	100.0%	100.0%

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

	As of June 30, 2022
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,372	$253	$1,348	$16,277	15.7%
Basic industry	4,487	100	323	4,264	4.1%
Capital goods	7,349	129	620	6,858	6.6%
Communications	4,271	137	349	4,059	3.9%
Consumer cyclical	6,052	72	529	5,595	5.4%
Consumer non-cyclical	17,163	364	1,606	15,921	15.4%
Energy	4,875	105	349	4,631	4.5%
Technology	5,377	48	458	4,967	4.7%
Transportation	3,580	48	252	3,376	3.3%
Industrial other	2,294	12	270	2,036	2.0%
Utilities	14,131	305	1,019	13,417	13.0%
Government-related entities	1,833	75	151	1,757	1.7%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,480	18	73	1,425	1.4%
Non-agency backed	360	29	7	382	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	398	4	27	375	0.4%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	17	-	-	17	0.0%
Non-agency backed	1,691	2	153	1,540	1.5%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	7,471	1	475	6,997	6.8%
Credit card	85	8	2	91	0.1%
Home equity	214	32	6	240	0.2%
Other	2,503	6	127	2,382	2.3%
Municipals:
Taxable	5,354	420	316	5,458	5.3%
Tax-exempt	68	1	4	65	0.1%
Government:
United States	415	14	14	415	0.4%
Foreign	361	26	39	348	0.3%
Hybrid and redeemable preferred securities	434	73	35	472	0.5%
Total fixed maturity AFS securities	109,635	2,282	8,552	103,365	100.0%
Trading Securities (2)	4,034	88	300	3,822
Equity Securities	318	77	51	344
Total fixed maturity AFS, trading and equity securities	$113,987	$2,447	$8,903	$107,531

	As of December 31, 2021
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,438	$1,981	$81	$18,338	15.4%
Basic industry	4,436	741	11	5,166	4.4%
Capital goods	7,316	1,040	31	8,325	7.0%
Communications	4,124	734	7	4,851	4.1%
Consumer cyclical	5,811	616	22	6,405	5.4%
Consumer non-cyclical	16,905	2,565	83	19,387	16.3%
Energy	4,932	728	13	5,647	4.8%
Technology	5,173	546	34	5,685	4.8%
Transportation	3,414	423	11	3,826	3.2%
Industrial other	2,159	174	11	2,322	2.0%
Utilities	13,785	2,250	38	15,997	13.5%
Government-related entities	1,863	315	7	2,171	1.8%
CMOs:
Agency backed	1,544	123	1	1,666	1.4%
Non-agency backed	360	52	1	411	0.3%
MPTS:
Agency backed	429	21	2	448	0.4%
CMBS:
Agency backed	20	-	-	20	0.0%
Non-agency backed	1,532	61	14	1,579	1.3%
ABS:
CLOs	6,356	11	49	6,318	5.3%
Credit card	82	24	1	105	0.1%
Home equity	236	54	-	290	0.2%
Other	1,765	38	4	1,799	1.5%
Municipals:
Taxable	5,250	1,290	12	6,528	5.5%
Tax-exempt	72	21	-	93	0.1%
Government:
United States	375	60	2	433	0.4%
Foreign	373	64	5	432	0.4%
Hybrid and redeemable preferred securities	408	107	11	504	0.4%
Total fixed maturity AFS securities	105,158	14,039	451	118,746	100.0%
Trading Securities (2)	4,170	343	31	4,482
Equity Securities	285	55	22	318
Total fixed maturity AFS, trading and equity securities	$109,613	$14,437	$504	$123,546

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of June 30, 2022			As of December 31, 2021
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$61,623	$58,444	56.5%	$58,542	$66,571	56.1%
2	BBB	44,166	41,214	39.9%	42,797	48,130	40.5%
Total investment grade securities		105,789	99,658	96.4%	101,339	114,701	96.6%

Below Investment Grade Securities
3	BB	2,187	2,051	2.0%	2,278	2,492	2.1%
4	B	1,544	1,548	1.5%	1,424	1,441	1.2%
5	CCC and lower	113	105	0.1%	51	53	0.0%
6	In or near default	2	3	0.0%	66	59	0.1%
Total below investment grade securities		3,846	3,707	3.6%	3,819	4,045	3.4%
Total fixed maturity AFS securities		$109,635	$103,365	100.0%	$105,158	$118,746	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.5%	3.6%		3.6%	3.4%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of June 30, 2022.

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

As of June 30, 2022, and December 31, 2021, 97% and 94%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of June 30, 2022, increased by $8.1 billion since December 31, 2021. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of June 30, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(4) million and $(5) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and six months ended June 30, 2022, respectively. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on our Consolidated Balance Sheets, we had $136.8 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $134.5 billion as of June 30, 2022. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $27.9 billion as of June 30, 2022, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business.

As of June 30, 2022, and December 31, 2021, the estimated fair value for all private placement securities was $19.3 billion and $20.7 billion, respectively, representing 14% and 13% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2021 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $212 million and represented less than 1% of our total investment portfolio as of June 30, 2022. Fixed maturity AFS securities represented $202 million, or 95%, and trading securities represented $10 million, or 5%, of the subprime exposure as of June 30, 2022. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2022:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$1,878	$1,800	$168	$169	$71	$80	$121	$133	$2,238	$2,182
ABS home equity	-	-	20	20	20	30	174	190	214	240
Total by type (2)(3)	$1,878	$1,800	$188	$189	$91	$110	$295	$323	$2,452	$2,422

Rating
AAA	$1,514	$1,454	$75	$73	$-	$-	$-	$-	$1,589	$1,527
AA	358	340	8	8	4	4	9	9	379	361
A	6	6	2	2	2	2	12	12	22	22
BBB	-	-	32	29	6	6	7	7	45	42
BB and below	-	-	71	77	79	98	267	295	417	470
Total by rating (2)(3)(4)	$1,878	$1,800	$188	$189	$91	$110	$295	$323	$2,452	$2,422

Origination Year
2012 and prior	$371	$385	$92	$98	$91	$110	$295	$323	$849	$916
2013	114	110	-	-	-	-	-	-	114	110
2014	49	48	1	1	-	-	-	-	50	49
2015	145	138	15	15	-	-	-	-	160	153
2016	462	424	-	-	-	-	-	-	462	424
2017	227	217	-	-	-	-	-	-	227	217
2018	184	185	-	-	-	-	-	-	184	185
2019	158	145	-	-	-	-	-	-	158	145
2020	70	62	1	1	-	-	-	-	71	63
2021	92	80	34	31	-	-	-	-	126	111
2022	6	6	45	43	-	-	-	-	51	49
Total by origination
year (2)(3)	$1,878	$1,800	$188	$189	$91	$110	$295	$323	$2,452	$2,422

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.2%	2.3%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.5%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $110 million and $121 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $125 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $125 million in trading securities consisted of $114 million prime, $1 million Alt-A and $10 million subprime.

(3)Does not include the fair value of trading securities totaling $113 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $113 million in trading securities consisted of $103 million prime, $1 million Alt-A and $9 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2022:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,636	$1,493	$72	$64	$1,708	$1,557

Rating
AAA	$1,258	$1,167	$11	$9	$1,269	$1,176
AA	378	326	57	50	435	376
A	-	-	4	5	4	5
Total by rating (1)(2)(3)	$1,636	$1,493	$72	$64	$1,708	$1,557

Origination Year
2012 and prior	$12	$12	$11	$11	$23	$23
2013	92	91	-	-	92	91
2014	15	15	-	-	15	15
2015	24	23	-	-	24	23
2016	112	104	4	4	116	108
2017	321	307	-	-	321	307
2018	174	169	-	-	174	169
2019	302	275	-	-	302	275
2020	241	200	5	5	246	205
2021	220	182	43	36	263	218
2022	123	115	9	8	132	123
Total by origination year (1)(2)	$1,636	$1,493	$72	$64	$1,708	$1,557

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.6%	1.5%

(1)Does not include the amortized cost of trading securities totaling $204 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $204 million in trading securities consisted of $123 million of multiple property CMBS and $81 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $187 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $187 million in trading securities consisted of $110 million of multiple property CMBS and $77 million of single property CMBS.

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

As of June 30, 2022, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $325 million and $327 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of June 30, 2022, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Healthcare	$5,640	6.7%	$833	9.7%	$4,807	6.4%
Electric	6,581	7.8%	667	7.8%	5,914	7.8%
ABS	9,077	10.8%	600	7.0%	8,477	11.2%
Banking	6,023	7.2%	531	6.2%	5,492	7.3%
Technology	4,320	5.1%	458	5.4%	3,862	5.1%
Food and beverage	3,907	4.7%	411	4.8%	3,496	4.6%
Local authorities	2,261	2.7%	322	3.8%	1,939	2.6%
Diversified manufacturing	2,699	3.2%	285	3.3%	2,414	3.2%
Industrial – other	2,017	2.4%	275	3.2%	1,742	2.3%
Brokerage asset management	1,810	2.2%	213	2.5%	1,597	2.1%
Pharmaceuticals	2,464	2.9%	209	2.4%	2,255	3.0%
Chemicals	1,975	2.4%	197	2.3%	1,778	2.4%
Retail	1,829	2.2%	191	2.2%	1,638	2.2%
Property and casualty	1,682	2.0%	180	2.1%	1,502	2.0%
Natural gas	1,511	1.8%	178	2.1%	1,333	1.8%
Life	1,477	1.8%	166	1.9%	1,311	1.7%
Midstream	1,735	2.1%	160	1.9%	1,575	2.1%
Transportation services	1,981	2.4%	158	1.8%	1,823	2.4%
Aerospace and defense	1,281	1.5%	156	1.8%	1,125	1.5%
Non-agency CMBS	1,645	2.0%	153	1.8%	1,492	2.0%
Automotive	1,449	1.7%	140	1.6%	1,309	1.7%
Utility – other	891	1.1%	111	1.3%	780	1.0%
Consumer products	1,126	1.3%	109	1.3%	1,017	1.3%
Wirelines	955	1.1%	101	1.2%	854	1.1%
Wireless	795	0.9%	100	1.2%	695	0.9%
Integrated	822	1.0%	96	1.2%	726	1.1%
Entertainment	835	1.0%	86	1.0%	749	1.0%
Government sponsored	461	0.5%	85	1.0%	376	0.5%
Metals and mining	775	0.9%	84	1.0%	691	0.9%
Railroads	853	1.0%	83	1.0%	770	1.0%
Industries with unrealized losses
less than $80 million	13,109	15.6%	1,214	14.2%	11,895	15.8%
Total by industry	$83,986	100.0%	$8,552	100.0%	$75,434	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	76.6%		100.0%		73.0%

As of June 30, 2022, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $38 million and $36 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2022
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,866	$1,111	$17,977	99.9%
Delinquent (1)	-	9	9	0.0%
Foreclosure (2)	-	17	17	0.1%
Total mortgage loans on real estate before allowance	16,866	1,137	18,003	100.0%
Allowance for credit losses	(72)	(9)	(81)
Total mortgage loans on real estate	$16,794	$1,128	$17,922

	As of December 31, 2021
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,168	$889	$18,057	99.8%
Delinquent (1)	-	14	14	0.1%
Foreclosure (2)	-	16	16	0.1%
Total mortgage loans on real estate before allowance	17,168	919	18,087	100.0%
Allowance for credit losses	(79)	(17)	(96)
Total mortgage loans on real estate	$17,089	$902	$17,991

(1)As of June 30, 2022, 3 commercial mortgage loans and 22 residential mortgage loans were delinquent. As of December 31, 2021, 2 commercial mortgage loans and 31 residential mortgage loans were delinquent.

(2)As of June 30, 2022, no commercial mortgage loans and 41 residential loans were in foreclosure. As of December 31, 2021, no commercial mortgage loans and 34 residential mortgage loans were in foreclosure.

As of June 30, 2022, there were 5 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 32 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $10 million. As of December 31, 2021, there were 4 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 50 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $22 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent as of June 30, 2022, and December 31, 2021, was less than $1 million. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of June 30, 2022, and December 31, 2021, was $9 million and $14 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Segment
Annuities	$6,670	$6,732
Retirement Plan Services	4,239	4,326
Life Insurance	3,725	3,890
Group Protection	1,438	1,435
Other Operations	1,850	1,608
Total mortgage loans on real estate	$17,922	$17,991

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of June 30, 2022			As of June 30, 2022
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,368	32.0%	CA	$4,494	26.8%
Industrial	4,077	24.3%	TX	1,560	9.3%
Office building	3,722	22.2%	NY	1,095	6.5%
Retail	2,478	14.8%	FL	809	4.8%
Other commercial	709	4.2%	PA	802	4.8%
Hotel/motel	231	1.4%	MD	709	4.2%
Mixed use	209	1.1%	WA	652	3.9%
Total	$16,794	100.0%	GA	620	3.7%
Geographic Region			TN	561	3.3%
Pacific	5,441	32.4%	AZ	560	3.3%
South Atlantic	3,490	20.8%	OH	460	2.7%
Middle Atlantic	2,172	12.9%	VA	425	2.5%
West South Central	1,699	10.1%	NC	414	2.5%
East North Central	1,228	7.3%	WI	333	2.0%
Mountain	1,193	7.1%	SC	312	1.9%
East South Central	684	4.1%	IL	300	1.8%
West North Central	475	2.8%	UT	298	1.8%
New England	376	2.2%	Non U.S.	36	0.2%
Non U.S.	36	0.3%	All other states	2,354	14.0%
Total	$16,794	100.0%	Total	$16,794	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of June 30, 2022
	Commercial	Residential	Total	%
Principal Repayment Year
2022	$482	$7	$489	2.7%
2023	824	15	839	4.7%
2024	1,036	15	1,051	5.8%
2025	1,085	16	1,101	6.1%
2026	1,414	17	1,431	7.9%
2027 and thereafter	12,055	1,036	13,091	72.8%
Total	$16,896	$1,106	$18,002	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Annuities	$4	$19	$11	$36
Retirement Plan Services	2	12	6	24
Life Insurance	35	167	89	293
Group Protection	2	13	6	24
Other Operations	1	5	2	9
Total (1)	$44	$216	$114	$386

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2022, and December 31, 2021, alternative investments included investments in 326 and 311 different partnerships, respectively, and the portfolio represented approximately 2% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of June 30, 2022, and December 31, 2021, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $9 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities	$1,091	$1,100	$2,148	$2,201
Trading securities	44	42	86	84
Equity securities	2	1	5	1
Mortgage loans on real estate	169	172	338	341
Policy loans	25	30	50	60
Cash and invested cash	1	-	1	1
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	30	45	82	72
Alternative investments (2)	44	216	114	386
Consent fees	1	1	2	3
Other investments	9	14	38	18
Investment income	1,416	1,621	2,864	3,167
Investment expense	(47)	(37)	(83)	(73)
Net investment income	$1,369	$1,584	$2,781	$3,094

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	3.77%	3.94%	3.78%	3.94%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.09%	0.13%	0.12%	0.11%
Alternative investments	0.13%	0.65%	0.17%	0.58%
Net investment income yield on invested assets	3.99%	4.72%	4.07%	4.63%

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt. Our operating activities provided (used) cash of $2.7 billion and $(231) million for the six months ended June 30, 2022 and 2021, respectively.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Dividends from Subsidiaries
LNL	$280	$315	$305	$495
Lincoln Investment Management Company	-	-	16	-
Lincoln National Management Corporation	7	-	7	-
Lincoln National Reinsurance Company (Barbados) Limited	-	-	85	75
Total dividends from subsidiaries	$287	$315	$413	$570

Interest from Subsidiaries
Interest on inter-company notes	$27	$27	$56	$56

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of June 30, 2022, was approximately $2.0 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 12 in our 2021 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.9 billion to finance a portion of the excess reserves as of June 30, 2022; of this amount, $3.1 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 3 in our 2021 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

Details underlying our debt activities (in millions) for the six months ended June 30, 2022, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt	$300	$-	$(300)	$-	$-	$-

Long-Term Debt
Senior notes	$4,867	$300	$-	$(118)	$(9)	$5,040
Term loans	250	-	-	-	-	250
Subordinated notes (2)	995	-	-	-	-	995
Capital securities (2)	213	-	-	-	-	213
Total long-term debt	$6,325	$300	$-	$(118)	$(9)	$6,498

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

LNC made interest payments to service debt of $74 million and $144 million for the three and six months ended June 30, 2022, respectively, compared to $74 million and $144 million, respectively, for the corresponding periods in 2021.

For additional information about our short-term and long-term debt, see Note 12 in our 2021 Form 10-K and Note 9 herein.

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of $65 million for the three and six months ended June 30, 2022, compared to zero and $65 million, respectively, for the corresponding periods in 2021.

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Dividends to common stockholders	$77	$80	$157	$161
Repurchase of common stock	100	150	500	255
Total cash returned to common stockholders	$177	$230	$657	$416

Number of shares repurchased	1.8	2.2	7.6	4.1

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of June 30, 2022, the holding company had a net outstanding receivable (payable) of $249 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

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

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2022, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $6.0 billion. As of June 30, 2022, LNL had outstanding borrowings of $3.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2022, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of June 30, 2022, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $299 million. In addition, our insurance and reinsurance subsidiaries had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of June 30, 2022. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2022, we were in a net collateral payable position of $3.1 billion compared to $4.9 billion as of December 31, 2021. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2021 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

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

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of June 30, 2022. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2021 Form 10-K for more information.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Hanks v. Lincoln Life & Annuity Company of New York and Voya Retirement Insurance and Annuity Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). On June 29, 2022, the court conducted a final fairness hearing concerning the terms of the settlement, and granted final approval.

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York previously disclosed in our 2021 Form 10-K. On June 6, 2022, oral argument was held with respect to plaintiff’s appeal of the court’s July 2021 decision to grant, with prejudice, LLANY’s motion to dismiss.

Angus v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:22-cv-01878, is a putative class action filed on May 13, 2022. Plaintiff alleges that defendant LNL breached the terms of her life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued or insured by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. We are vigorously defending this matter.

See Note 10 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended June 30, 2022 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
4/1/22 – 4/30/22	-	$-	-	$864

5/1/22 – 5/31/22	1,665,863	54.39	1,665,863	773

6/1/22 – 6/30/22	162,561	58.02	162,561	764

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended June 30, 2022, there were 1,828,424 shares purchased as part of publicly announced plans or programs.

(2)On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion.  As of June 30, 2022, our remaining security repurchase authorization was $764 million. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 98, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2022

10.1

Amendment No. 1 to the Lincoln National Corporation 2020 Incentive Compensation Plan (effective May 27, 2022) is incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-265314) filed with the Securities and Exchange Commission on May 31, 2022.*

10.2	Non-Employee Director Fees (effective May 27, 2022).*
10.3	Form of Non-Qualified Stock Option Agreement for Senior Management Committee (“SMC”) (other than CEO) (effective for officers joining SMC on or after May 26, 2022).*
10.4	Form of Long-Term Incentive Award Program Performance Cycle Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022).*
10.5	Form of Restricted Stock Unit Award Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022).*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: August 4, 2022