Form 10-Q
period 2022-09-30
LINCOLN NATIONAL CORP
filed 2022-11-03
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Yes ☐No ☒

As of October 31, 2022, there were 169,215,464 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2022	2021

	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $111,058; 2021 - $105,177; allowance for credit losses: 2022 - $18; 2021 - $19)	$97,572	$118,746
Trading securities	3,580	4,482
Equity securities	427	318
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $495; 2021 - $739)	18,066	17,991
Policy loans	2,347	2,364
Derivative investments	3,681	5,437
Other investments	3,820	4,292
Total investments	129,493	153,630
Cash and invested cash	1,472	2,612
Deferred acquisition costs and value of business acquired	13,676	6,081
Premiums and fees receivable	583	580
Accrued investment income	1,283	1,189
Reinsurance recoverables, net of allowance for credit losses	20,045	20,295
Funds withheld reinsurance assets	501	517
Goodwill	1,144	1,778
Other assets	19,191	18,036
Separate account assets	137,295	182,583
Total assets	$324,683	$387,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$41,716	$41,030
Other contract holder funds	118,174	111,702
Short-term debt	500	300
Long-term debt	5,959	6,325
Reinsurance-related embedded derivatives	-	206
Funds withheld reinsurance liabilities	2,190	2,118
Payables for collateral on investments	6,865	8,946
Other liabilities	9,767	13,819
Separate account liabilities	137,295	182,583
Total liabilities	322,466	367,029

Contingencies and Commitments (See Note 11)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-
Common stock – 800,000,000 shares authorized; 169,214,493 and 177,193,515 shares
issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	4,534	4,735
Retained earnings	6,311	9,096
Accumulated other comprehensive income (loss)	(8,628)	6,441
Total stockholders’ equity	2,217	20,272
Total liabilities and stockholders’ equity	$324,683	$387,301

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Insurance premiums	$1,548	$1,394	$4,523	$4,198
Fee income	1,527	1,996	4,602	5,258
Net investment income	1,326	1,576	4,108	4,670
Realized gain (loss)	220	85	771	(97)
Amortization of deferred gain on business sold through reinsurance	18	9	56	27
Other revenues	159	181	529	571
Total revenues	4,798	5,241	14,589	14,627
Expenses
Interest credited	722	750	2,125	2,224
Benefits	5,106	2,122	10,562	6,278
Commissions and other expenses	1,358	1,906	3,721	4,462
Interest and debt expense	71	73	205	204
Spark program expense	44	22	118	57
Impairment of intangibles	634	-	634	-
Total expenses	7,935	4,873	17,365	13,225
Income (loss) before taxes	(3,137)	368	(2,776)	1,402
Federal income tax expense (benefit)	(563)	50	(543)	217
Net income (loss)	(2,574)	318	(2,233)	1,185
Other comprehensive income (loss), net of tax	(4,285)	(630)	(15,069)	(2,082)
Comprehensive income (loss)	$(6,859)	$(312)	$(17,302)	$(897)

Net Income (Loss) Per Common Share
Basic	$(15.17)	$1.70	$(13.01)	$6.25
Diluted	(15.17)	1.68	(13.06)	6.19

Cash Dividends Declared Per Common Share	$0.45	$0.42	$1.35	$1.26

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Common Stock
Balance as of beginning-of-period	$4,546	$5,021	$4,735	$5,082
Stock compensation/issued for benefit plans	15	16	30	64
Retirement of common stock/cancellation of shares	(27)	(81)	(231)	(190)
Balance as of end-of-period	4,534	4,956	4,534	4,956

Retained Earnings
Balance as of beginning-of-period	8,985	9,245	9,096	8,686
Net income (loss)	(2,574)	318	(2,233)	1,185
Retirement of common stock	(23)	(119)	(319)	(265)
Common stock dividends declared	(77)	(79)	(233)	(241)
Balance as of end-of-period	6,311	9,365	6,311	9,365

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(4,343)	7,479	6,441	8,931
Other comprehensive income (loss), net of tax	(4,285)	(630)	(15,069)	(2,082)
Balance as of end-of-period	(8,628)	6,849	(8,628)	6,849
Total stockholders’ equity as of end-of-period	$2,217	$21,170	$2,217	$21,170

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(2,233)	$1,185
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss	(771)	97
Sales and maturities (purchases) of trading securities, net	163	219
Amortization of deferred gain on business sold through reinsurance	(56)	(27)
Impairment of intangibles	634	-
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	80	348
Premiums and fees receivable	(3)	(98)
Accrued investment income	(80)	(34)
Insurance liabilities and reinsurance-related balances	6,166	(1,779)
Accrued expenses	(402)	246
Federal income tax accruals	(490)	216
Other	386	(265)
Net cash provided by (used in) operating activities	3,394	108
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(12,008)	(11,897)
Sales of available-for-sale securities and equity securities	1,196	1,452
Maturities of available-for-sale securities	4,333	7,055
Purchases of alternative investments	(484)	(506)
Sales and repayments of alternative investments	383	258
Issuance of mortgage loans on real estate	(1,928)	(2,213)
Repayment and maturities of mortgage loans on real estate	1,872	1,274
Repayment (issuance) of policy loans, net	17	48
Net change in collateral on investments, derivatives and related settlements	(3,155)	2,312
Other	(93)	(219)
Net cash provided by (used in) investing activities	(9,867)	(2,436)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-
Issuance of long-term debt, net of issuance costs	296	-
Payment related to modification or early extinguishment of debt	-	(8)
Payment related to sale-leaseback transactions	(52)	-
Proceeds from certain financing arrangements	53	50
Deposits of fixed account values, including the fixed portion of variable	11,067	9,150
Withdrawals of fixed account values, including the fixed portion of variable	(4,943)	(4,961)
Transfers from (to) separate accounts, net	12	(252)
Common stock issued for benefit plans	(15)	14
Repurchase of common stock	(550)	(455)
Dividends paid to common stockholders	(234)	(241)
Other	(1)	(63)
Net cash provided by (used in) financing activities	5,333	3,234
Net increase (decrease) in cash, invested cash and restricted cash	(1,140)	906
Cash, invested cash and restricted cash as of beginning-of-year	2,612	1,708
Cash, invested cash and restricted cash as of end-of-period	$1,472	$2,614

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the future impacts of the pandemic on our business, results of operations and financial condition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

 We continue to make progress in our implementation process that includes, but is not limited to, refining significant accounting policy decisions, employing appropriate internal controls, modifying actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures.

We currently estimate that, at the transition date of January 1, 2021, the adoption of this standard and related amendments will result in a decrease to previously reported stockholders’ equity in an after-tax range of approximately $1.2 billion to $2.2 billion, including a decrease to previously reported retained earnings in an after-tax range of approximately $6.0 billion to $7.0 billion, and an increase to previously reported accumulated other comprehensive income (loss) (“AOCI”) in an after-tax range of approximately $4.3 billion to $5.3 billion.

We are continuing to evaluate the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to better assess the effects as we continue to progress with our implementation efforts.

The remeasurement of certain current benefits (e.g., guaranteed death benefits on variable annuities) to fair valued market risk benefits, excluding the portion attributable to non-performance risk (“NPR”), is expected to have the most significant impact to retained earnings.

The most significant drivers of the cumulative adjustment to AOCI are expected to be the NPR associated with the fair valued market risk benefits, the elimination of deferred acquisition costs (“DAC”) and DAC-like intangible balances recorded in AOCI related to changes in unrealized gains and losses on investments, and the changes in the discount rate assumption since the inception of the contracts to reflect the changes in the upper-medium-grade fixed-income instrument (single-A) interest rate for the liability for future policy benefits

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters (Continued)
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments associated with certain long-duration contracts.

The effect this standard adoption has on stockholders’ equity will be impacted by economic conditions, including fluctuations in both the capital markets and interest rates, as well as certain actuarial assumptions. As such, based on market movements subsequent to January 1, 2021, we expect the impact to stockholders’ equity will be less significant as of September 30, 2022, in comparison to the expected transition impact.

3. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2022			As of December 31, 2021
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$566	$-	1	$594	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021.

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

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $2.9 billion as of September 30, 2022, and December 31, 2021.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of September 30, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$89,112	$611	$12,270	$7	$77,446
U.S. government bonds	410	6	32	-	384
State and municipal bonds	5,412	188	511	-	5,089
Foreign government bonds	377	16	55	-	338
RMBS	2,244	28	219	5	2,048
CMBS	1,789	-	240	-	1,549
ABS	11,341	34	1,023	5	10,347
Hybrid and redeemable preferred securities	373	29	30	1	371
Total fixed maturity AFS securities	$111,058	$912	$14,380	$18	$97,572

	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,373	$12,113	$349	$17	$98,120
U.S. government bonds	375	60	2	-	433
State and municipal bonds	5,322	1,311	12	-	6,621
Foreign government bonds	373	64	5	-	432
RMBS	2,334	196	4	1	2,525
CMBS	1,552	61	14	-	1,599
ABS	8,439	127	54	-	8,512
Hybrid and redeemable preferred securities	409	107	11	1	504
Total fixed maturity AFS securities	$105,177	$14,039	$451	$19	$118,746

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2022, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,138	$3,105
Due after one year through five years	17,300	16,361
Due after five years through ten years	18,948	16,779
Due after ten years	56,298	47,383
Subtotal	95,684	83,628
Structured securities (RMBS, CMBS, ABS)	15,374	13,944
Total fixed maturity AFS securities	$111,058	$97,572

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$63,882	$10,929	$3,620	$1,341	$67,502	$12,270
U.S. government bonds	269	26	22	6	291	32
State and municipal bonds	2,024	471	106	40	2,130	511
Foreign government bonds	130	27	76	28	206	55
RMBS	1,630	211	35	8	1,665	219
CMBS	1,317	178	222	62	1,539	240
ABS	8,291	845	1,596	178	9,887	1,023
Hybrid and redeemable
preferred securities	96	6	67	24	163	30
Total fixed maturity AFS securities	$77,639	$12,693	$5,744	$1,687	$83,383	$14,380

Total number of fixed maturity AFS securities in an unrealized loss position						8,129

	As of December 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$10,796	$234	$1,567	$115	$12,363	$349
U.S. government bonds	6	-	26	2	32	2
State and municipal bonds	522	11	24	1	546	12
Foreign government bonds	61	3	56	2	117	5
RMBS	262	3	22	1	284	4
CMBS	446	12	37	2	483	14
ABS	4,646	49	165	5	4,811	54
Hybrid and redeemable
preferred securities	47	1	76	10	123	11
Total fixed maturity AFS securities	$16,786	$313	$1,973	$138	$18,759	$451

Total number of fixed maturity AFS securities in an unrealized loss position						2,597

(1)As of September 30, 2022, and December 31, 2021, we recognized $8 million of gross unrealized losses in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$19,010	$7,186	2,166
Six months or greater, but less than nine months	477	326	79
Nine months or greater, but less than twelve months	1	-	2
Twelve months or greater	1	-	13
Total	$19,489	$7,512	2,260

	As of December 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$12	$3	6
Twelve months or greater	58	8	24
Total	$70	$11	30

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $13.9 billion for the nine months ended September 30, 2022. As discussed further below, we believe the unrealized loss position as of September 30, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2022, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2022, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2022, and December 31, 2021, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2022, and December 31, 2021, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.7 billion and a fair value of $3.5 billion and $3.8 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2022, and December 31, 2021, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2022, the unrealized losses associated with our mortgage-backed securities and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2022, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	September 30, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$7	$3	$2	$12
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	-	2	1	3
Additions (reductions) for securities for which credit losses
were previously recognized	-	-	3	3
Balance as of end-of-period (2)	$7	$5	$6	$18

	For the Nine
	Months Ended
	September 30, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	2	2	1	5
Additions (reductions) for securities for which credit losses
were previously recognized	1	2	4	7
Reductions for securities disposed	(1)	-	-	(1)
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-period (2)	$7	$5	$6	$18

	For the Three
	Months Ended
	September 30, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$8	$1	$-	$9
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	8	-	-	8
Balance as of end-of-period (2)	$16	$1	$-	$17

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

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of September 30, 2022 and 2021, accrued investment income on fixed maturity AFS securities totaled $1.1 billion and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2022			As of December 31, 2021
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$16,894	$1,214	$18,108	$17,167	$837	$18,004
30 to 59 days past due	-	12	12	15	21	36
60 to 89 days past due	-	5	5	-	5	5
90 or more days past due	-	28	28	-	29	29
Allowance for credit losses	(80)	(11)	(91)	(79)	(17)	(96)
Unamortized premium (discount)	(9)	34	25	(11)	27	16
Mark-to-market gains (losses) (1)	(21)	-	(21)	(3)	-	(3)
Total carrying value	$16,784	$1,282	$18,066	$17,089	$902	$17,991

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 27% and 26% of commercial mortgage loans on real estate as of September 30, 2022, and December 31, 2021, respectively, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of September 30, 2022, and December 31, 2021.

As of September 30, 2022, our residential mortgage loan portfolio had the largest concentrations in California and New Jersey, which accounted for 18% and 11% of residential mortgage loans on real estate, respectively. As of December 31, 2021, our residential mortgage loan portfolio had the largest concentrations in California and Florida, which accounted for 22% and 14% of residential mortgage loans on real estate, respectively.

As of September 30, 2022, and December 31, 2021, we had 64 and 65 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of September 30, 2022, and December 31, 2021, we had 42 and 34 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $19 million and $15 million, respectively.

As of September 30, 2022, and December 31, 2021, there were three and four specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of $1 million.

As of September 30, 2022, and December 31, 2021, there were 36 and 50 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $14 million and $22 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average aggregate carrying value for impaired mortgage loans on real estate	$13	$31	$16	$33
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of September 30, 2022		As of December 31, 2021
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	29	-	30
Total	$-	$29	$-	$30

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$1,338	2.16	$76	1.51	$1	1.57	$1,415
2021	2,360	3.05	73	1.52	-	-	2,433
2020	1,296	2.99	18	1.54	-	-	1,314
2019	2,709	2.13	103	1.54	-	-	2,812
2018	2,171	2.13	145	1.54	14	0.54	2,330
2017 and prior	6,407	2.37	173	1.55	1	1.06	6,581
Total	$16,281		$588		$16		$16,885

	As of December 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$2,384	3.04	$136	1.74	$-	-	$2,520
2020	1,358	3.03	144	2.06	-	-	1,502
2019	2,917	2.15	188	1.42	-	-	3,105
2018	2,274	2.13	172	1.59	15	1.02	2,461
2017	1,655	2.33	149	1.74	27	0.83	1,831
2016 and prior	5,554	2.41	171	1.76	27	1.08	5,752
Total	$16,142		$960		$69		$17,171

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$423	$-	$423
2021	542	5	547
2020	95	2	97
2019	134	18	152
2018	70	4	74
2017 and prior	-	-	-
Total	$1,264	$29	$1,293

	As of December 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$467	$2	$469
2020	129	2	131
2019	189	21	210
2018	104	5	109
2017	-	-	-
2016 and prior	-	-	-
Total	$889	$30	$919

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	September 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-period	$72	$9	$81
Additions (reductions) from provision for credit loss expense (1)	8	2	10
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$80	$11	$91

	For the Nine
	Months Ended
	September 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$79	$17	$96
Additions (reductions) from provision for credit loss expense (1)	1	(6)	(5)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$80	$11	$91

	For the Three
	Months Ended
	September 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-period	$156	$14	$170
Additions (reductions) from provision for credit loss expense (1)	(41)	2	(39)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$115	$16	$131

	For the Nine
	Months Ended
	September 30, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$187	$17	$204
Additions (reductions) from provision for credit loss expense (1)	(72)	(1)	(73)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$115	$16	$131

(1)We recognized $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended September 30, 2022 and 2021. We recognized $(1) million and $4 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the nine months ended September 30, 2022 and 2021, respectively.

(2)Accrued investment income on mortgage loans on real estate totaled $50 million as of September 30, 2022 and 2021, and was excluded from the estimate of credit losses.

Alternative Investments

As of September 30, 2022, and December 31, 2021, alternative investments included investments in 332 and 311 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$-	$(8)	$(2)	$(9)
RMBS	(2)	-	(4)	-
ABS	(3)	-	(5)	-
Gross credit loss benefit (expense)	(5)	(8)	(11)	(9)
Associated amortization of DAC, VOBA, DSI and DFEL (1)	-	-	-	-
Net credit loss benefit (expense)	$(5)	$(8)	$(11)	$(9)

(1)DAC, value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”).

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on our Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,435	$3,435	$5,575	$5,575
Securities pledged under securities lending agreements (2)	300	289	241	235
Investments pledged for Federal Home Loan Bank of
Indianapolis (3)	3,130	3,911	3,130	4,876
Total payables for collateral on investments	$6,865	$7,635	$8,946	$10,686

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of September 30, 2022, and December 31, 2021, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2022	2021
Collateral payable for derivative investments	$(2,140)	$1,973
Securities pledged under securities lending agreements	59	184
Total increase (decrease) in payables for collateral on investments	$(2,081)	$2,157

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$298	$-	$-	$-	$298
Foreign government bonds	2	-	-	-	2
Total gross secured borrowings	$300	$-	$-	$-	$300

	As of December 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$239	$-	$-	$-	$239
Foreign government bonds	1	-	-	-	1
Equity securities	1	-	-	-	1
Total gross secured borrowings	$241	$-	$-	$-	$241

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2022, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of September 30, 2022, our investment commitments were $2.7 billion, which included $1.7 billion of LPs, $709 million of private placement securities and $339 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of September 30, 2022, and December 31, 2021, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $752 million and $926 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $735 million and $953 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2022, and December 31, 2021, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.3 billion and $19.2 billion, respectively, or 13% and 12%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $14.9 billion and $19.6 billion, respectively, or 11% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity, fixed indexed annuity, IUL and VUL products.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity and VUL products. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2022			As of December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,953	$103	$303	$3,222	$98	$436
Foreign currency contracts (1)	4,323	959	4	3,979	283	51
Total cash flow hedges	7,276	1,062	307	7,201	381	487
Fair value hedges:
Interest rate contracts (1)	1,155	1	57	1,157	-	213
Non-Qualifying Hedges
Interest rate contracts (1)	98,366	957	955	82,786	897	176
Foreign currency contracts (1)	504	51	5	487	7	2
Equity market contracts (1)	91,951	4,950	2,262	92,641	6,461	2,108
Commodity contracts (1)	10	15	11	-	-	-
Credit contracts (1)	258	-	-	49	-	-
Embedded derivatives:
GLB direct (2)	-	1,442	-	-	1,963	-
GLB ceded (2)	-	37	149	-	56	182
Reinsurance-related (3)	-	479	-	-	-	206
Indexed annuity and IUL contracts (2) (4)	-	456	3,194	-	528	6,131
Total derivative instruments	$199,520	$9,450	$6,940	$184,321	$10,293	$9,505

(1)Reported in derivative investments and other liabilities on our Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on our Consolidated Balance Sheets.

(3)Reported in other assets and reinsurance-related embedded derivatives on our Consolidated Balance Sheets.

(4)Reported in future contract benefits on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2022
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$30,996	$30,208	$21,979	$18,078	$1,213	$102,474
Foreign currency contracts (2)	321	707	1,710	1,892	197	4,827
Equity market contracts	51,238	22,177	7,741	10	10,785	91,951
Commodity contracts	10	-	-	-	-	10
Credit contracts	-	6	252	-	-	258
Total derivative instruments
with notional amounts	$82,565	$53,098	$31,682	$19,980	$12,195	$199,520

(1)As of September 30, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of September 30, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$597	$764	$47	$211
Long-term debt (1)	(699)	(854)	176	21

(1)Includes $(345) million and $(356) million of unamortized adjustments from discontinued hedges as of September 30, 2022, and December 31, 2021, respectively.

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2022	2021
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(103)	$(402)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	123	116
Foreign currency contracts	178	113
Change in foreign currency exchange rate adjustment	623	129
Change in DAC, VOBA, DSI and DFEL	34	-
Income tax benefit (expense)	(201)	(76)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	2
Interest rate contracts (2)	(11)	(18)
Foreign currency contracts (1)	48	34
Foreign currency contracts (3)	29	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	(1)
Income tax benefit (expense)	(13)	(3)
Balance as of end-of-period	$603	$(132)

(1)The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended September 30,
	2022			2021
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$220	$1,326	$71	$85	$1,576	$73

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(42)	36	-	(10)	8
Derivatives designated as
hedging instruments	-	42	(36)	-	10	(8)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	(1)	-	1	(6)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	25	19	-	-	13	-

Non-Qualifying Hedges
Interest rate contracts	(552)	-	-	(149)	-	-
Foreign currency contracts	4	-	-	-	-	-
Equity market contracts	(188)	-	-	387	-	-
Commodity contracts	(6)	-	-	-	-	-
Credit contracts	(2)	-	-	-	-	-
Embedded derivatives:
GLB	25	-	-	(61)	-	-
Reinsurance-related	174	-	-	24	-	-
Indexed annuity and IUL
contracts	347	-	-	33	-	-

	Gain (Loss) Recognized in Income
	For the Nine Months Ended September 30,
	2022			2021
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$771	$4,108	$205	$(97)	$4,670	$204

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(164)	154	-	(59)	51
Derivatives designated as
hedging instruments	-	164	(154)	-	59	(51)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	1	(11)	-	2	(18)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	29	48	-	(2)	34	-

Non-Qualifying Hedges
Interest rate contracts	(1,998)	-	-	(876)	-	-
Foreign currency contracts	6	-	-	(1)	-	-
Equity market contracts	(2,100)	-	-	2,342	-	-
Commodity contracts	4	-	-	-	-	-
Credit contracts	(2)	-	-	-	-	-
Embedded derivatives:
GLB	(507)	-	-	1,075	-	-
Reinsurance-related	685	-	-	88	-	-
Indexed annuity and IUL
contracts	3,030	-	-	(1,296)	-	-

As of September 30, 2022, $92 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2022 and 2021, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2022, and December 31, 2021, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR. The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2022, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2022, or December 31, 2021.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2022		As of December 31, 2021
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$614	$(6)	$2,346	$(281)
A+	2,758	(180)	2,772	(251)
A	56	-	456	(189)
	$3,428	$(186)	$5,574	$(721)

Balance Sheet Offsetting

Information related to the effects of offsetting on our Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$6,556	$2,414	$8,970
Gross amounts offset	(3,174)	-	(3,174)
Net amount of assets (1)	3,382	2,414	5,796
Gross amounts not offset:
Cash collateral (2)	(3,382)	-	(3,382)
Non-cash collateral	-	-	-
Net amount	$-	$2,414	$2,414

Financial Liabilities
Gross amount of recognized liabilities	$287	$3,343	$3,630
Gross amounts offset	(181)	-	(181)
Net amount of liabilities	106	3,343	3,449
Gross amounts not offset:
Cash collateral (2)	(106)	-	(106)
Non-cash collateral	-	-	-
Net amount	$-	$3,343	$3,343

(1)Includes deferred premiums receivable (payable) of $(299) million reported in other assets and other liabilities on our Consolidated Balance Sheets.

(2)Excludes excess cash collateral received of $46 million and excess cash collateral pledged of $80 million, as the cash collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 18% and 20% for the three and nine months ended September 30, 2022, respectively, compared to 14% and 15%, respectively, for the corresponding periods in 2021. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three and nine months ended September 30, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three and nine months ended September 30, 2021, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items.

7. Goodwill

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

			For the Nine Months Ended
			September 30, 2022
	Gross	Accumulated	Net		Net
	Goodwill	Impairment	Goodwill		Goodwill
	as of	as of	as of		as of
	Beginning-	Beginning-	Beginning-		End-
	of-Year	of-Year	of-Year	Impairment	of-Period
Annuities	$1,040	$(600)	$440	$-	$440
Retirement Plan Services	20	-	20	-	20
Life Insurance	2,188	(1,554)	634	(634)	-
Group Protection	684	-	684	-	684
Total goodwill	$3,932	$(2,154)	$1,778	$(634)	$1,144

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

As a result of the current capital market environment, including (i) declining equity markets and (ii) the impact of rising interest rates on our discount rate assumption, we accelerated our quantitative goodwill impairment test for our Life Insurance reporting unit as we concluded that there were indicators of impairment. Based on this quantitative test, which includes updating our best estimate assumptions therein, we incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represents a write-off of the entire balance of goodwill for the reporting unit.

We concluded that, for the third quarter, there were not indicators of impairment for our remaining reporting units (Annuities, Retirement Plan Services and Group Protection). During the fourth quarter, we will perform our annual quantitative goodwill impairment test as of October 1, 2022, on these other reporting units.

8. Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2022 (1)	2021 (1)
Return of Net Deposits
Total account value	$91,411	$117,503
Net amount at risk (2)	2,035	84
Average attained age of contract holders	67 years	67 years

Minimum Return
Total account value	$69	$102
Net amount at risk (2)	16	11
Average attained age of contract holders	79 years	79 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$20,910	$28,788
Net amount at risk (2)	4,701	400
Average attained age of contract holders	73 years	73 years

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

	For the Nine
	Months Ended
	September 30,
	2022	2021
Balance as of beginning-of-year	$132	$121
Changes in reserves	262	31
Benefits paid	(38)	(16)
Balance as of end-of-period	$356	$136

Variable Annuity Contracts

Account balances of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Asset Type
Domestic equity	$56,039	$77,290
International equity	15,161	21,223
Fixed income	35,512	45,231
Total	$106,712	$143,744

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 40% and 39% of total life insurance in-force reserves as of September 30, 2022, and December 31, 2021, respectively.

9. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on our Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2022	2021
Balance as of beginning-of-year	$6,280	$5,934
Reinsurance recoverable	147	151
Net balance as of beginning-of-year	6,133	5,783
Incurred related to:
Current year	2,972	2,999
Prior years:
Interest	123	112
All other incurred (1)	(206)	(284)
Total incurred	2,889	2,827
Paid related to:
Current year	(1,362)	(1,393)
Prior years	(1,363)	(1,222)
Total paid	(2,725)	(2,615)
Net balance as of end-of-period	6,297	5,995
Reinsurance recoverable	144	145
Balance as of end-of-period	$6,441	$6,140

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

10. Debt

Changes in debt (in millions) were as follows:

For the Nine
Months Ended
September 30,
2022
Balance as of beginning-of-year	$6,625
3.40% senior notes issued, due 2032	300
Repayment of 4.20% senior notes, due 2022	(300)
Unamortized premiums (discounts)	(1)
Unamortized adjustments from discontinued hedges	(11)
Fair value hedge on interest rate swap agreements	(154)
Balance as of end-of-period	$6,459

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2022.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2022, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Among other matters, we are presently engaged in litigation, including relating to cost of insurance rates (“Cost of Insurance and Other Litigation”), as described below. No accrual has been made for several of these matters. Although a loss is believed to be reasonably possible for these matters, for some of these matters, we are not able to estimate a reasonably possible amount or range of potential liability. An adverse outcome in one or more of these matters may have a material impact on the consolidated financial statements, but, based on information currently known, management does not believe those cases are likely to have such an impact.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. Plaintiffs have indicated their intent to file a new class certification motion. We are vigorously defending this matter.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. Plaintiffs have indicated their intent to file a new class certification motion. We are vigorously defending this matter.

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

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that Lincoln Life & Annuity Company of New York (“LLANY”) charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. We are vigorously defending this matter.

Angus v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:22-cv-01878, is a putative class action filed on May 13, 2022. Plaintiff alleges that defendant LNL breached the terms of her life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued or insured by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On August 26, 2022, LNL filed a motion to dismiss. We are vigorously defending this matter.

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July, 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question, and has set a briefing schedule.

12. Shares and Stockholders’ Equity

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Common Stock
Balance as of beginning-of-period	170,224,116	189,089,948	177,193,515	192,329,691
Stock compensation/issued for benefit plans	10,052	61,099	686,473	943,925
Retirement/cancellation of shares	(1,019,675)	(3,061,825)	(8,665,495)	(7,184,394)
Balance as of end-of-period	169,214,493	186,089,222	169,214,493	186,089,222

Common Stock as of End-of-Period
Basic basis	169,214,493	186,089,222	169,214,493	186,089,222
Diluted basis	170,658,861	188,103,623	170,658,861	188,103,623

Our common stock is without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted-average shares, as used in basic calculation	169,706,526	187,276,859	171,647,108	189,665,059
Shares to cover non-vested stock	779,215	1,451,686	1,011,546	1,239,640
Average stock options outstanding during the period	380,706	1,847,513	1,236,484	1,604,627
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(280,067)	(1,444,711)	(978,538)	(1,224,255)
Shares repurchasable from measured but
unrecognized stock option expense	-	(40,280)	(28,008)	(26,570)
Average deferred compensation shares	508,980	-	507,487	-
Weighted-average shares, as used in diluted calculation(1)	171,095,360	189,091,067	173,396,079	191,258,501

(1)Due to reporting a net loss for the three and nine months ended September 30, 2022, basic shares were used in the diluted earnings per share (“EPS”) calculation for those periods as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation. The mark-to-market adjustment of these deferred units excluded from our diluted EPS calculation was $1 million and $8 million for the three and nine months ended September 30, 2022, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$6,777	$9,611
Unrealized holding gains (losses) arising during the period	(27,065)	(4,244)
Change in foreign currency exchange rate adjustment	(620)	(123)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	7,625	1,359
Income tax benefit (expense)	4,281	640
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(9)	(4)
Associated amortization of DAC, VOBA, DSI and DFEL	(10)	(18)
Income tax benefit (expense)	4	5
Balance as of end-of-period	$(8,987)	$7,260
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(103)	$(402)
Unrealized holding gains (losses) arising during the period	301	229
Change in foreign currency exchange rate adjustment	623	129
Change in DAC, VOBA, DSI and DFEL	34	-
Income tax benefit (expense)	(201)	(76)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	67	16
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	(1)
Income tax benefit (expense)	(13)	(3)
Balance as of end-of-period	$603	$(132)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(14)	$(12)
Foreign currency translation adjustment arising during the period	(32)	(2)
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$(47)	$(14)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(219)	$(266)
Adjustment arising during the period	22	1
Balance as of end-of-period	$(197)	$(265)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(9)	$(4)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(10)	(18)	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(19)	(22)	Income (loss) before taxes
Income tax benefit (expense)	4	5	Federal income tax expense (benefit)
Reclassification, net of income tax	$(15)	$(17)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Gross reclassifications:
Interest rate contracts	$1	$2	Net investment income
Interest rate contracts	(11)	(18)	Interest and debt expense
Foreign currency contracts	48	34	Net investment income
Foreign currency contracts	29	(2)	Realized gain (loss)
Total gross reclassifications	67	16
Associated amortization of DAC,			Commissions and other
VOBA, DSI and DFEL	(3)	(1)	expenses
Reclassifications before income
tax benefit (expense)	64	15	Income (loss) before taxes
Income tax benefit (expense)	(13)	(3)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$51	$12	Net income (loss)

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed maturity AFS securities:
Gross gains	$11	$1	$15	$17
Gross losses	(15)	(3)	(24)	(21)
Credit loss benefit (expense) (1)	(5)	(8)	(11)	(9)
Realized gain (loss) on equity securities (2)	6	5	(2)	37
Credit loss benefit (expense) on mortgage loans on real estate	(9)	40	4	77
Credit loss benefit (expense) on reinsurance-related assets (3)	(131)	(2)	(136)	(6)
Realized gain (loss) on the mark-to-market on certain instruments (4)(5)	40	8	26	25
Other gain (loss) on investments	(26)	(1)	(28)	1
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(6)	(9)	(13)	(19)
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	(135)	31	(169)	102
Indexed annuity and IUL contracts net derivative results: (6)
Gross gain (loss)	(15)	(24)	132	16
Associated amortization of DAC, VOBA, DSI and DFEL	18	19	(75)	8
Variable annuity net derivative results: (7)
Gross gain (loss)	386	60	973	(274)
Associated amortization of DAC, VOBA, DSI and DFEL	(34)	(1)	(90)	51
Total realized gain (loss)	$220	$85	$771	$(97)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes mark-to-market adjustments on equity securities still held of $5 million and $4 million for the three months ended September 30, 2022 and 2021, respectively, and $3 million and $40 million for the nine months ended September 30, 2022 and 2021, respectively.

(3)In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $326 million and $190 million as of September 30, 2022, and December 31, 2021, respectively. The increase was attributable to updates to policyholder behavior assumptions that impacted ceded reserves.

(4)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance-related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities.

(5)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(1) million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $(18) million and $2 million for the nine months ended September 30, 2022 and 2021, respectively.

(6)Represents the net difference between the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts along with changes in the fair value of embedded derivative liabilities related to index options we may purchase or sell in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.

(7)Includes the net difference in the change in embedded derivative reserves of our GLB riders and the change in the fair value of the derivative instruments we own to hedge the change in embedded derivative reserves on our GLB riders and the benefit ratio unlocking on our GLB and GDB riders, including the cost of purchasing the hedging instruments.

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$97,572	$97,572	$118,746	$118,746
Trading securities	3,580	3,580	4,482	4,482
Equity securities	427	427	318	318
Mortgage loans on real estate	18,066	16,426	17,991	18,700
Derivative investments (1)	3,681	3,681	5,437	5,437
Other investments	3,811	3,811	4,284	4,284
Cash and invested cash	1,472	1,472	2,612	2,612
Other assets:
GLB direct embedded derivatives	1,442	1,442	1,963	1,963
GLB ceded embedded derivatives	37	37	56	56
Reinsurance-related embedded derivatives	479	479	-	-
Indexed annuity ceded embedded derivatives	456	456	528	528
Separate account assets	137,295	137,295	182,583	182,583

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(3,194)	(3,194)	(6,131)	(6,131)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,739)	(1,739)	(1,788)	(1,788)
Account values of certain investment contracts	(42,922)	(35,140)	(41,194)	(47,862)
Short-term debt	(500)	(497)	(300)	(302)
Long-term debt	(5,959)	(4,953)	(6,325)	(6,707)
Reinsurance-related embedded derivatives	-	-	(206)	(206)
Other liabilities:
Derivative liabilities (1)	(241)	(241)	(677)	(677)
GLB ceded embedded derivatives	(149)	(149)	(182)	(182)

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2022, and December 31, 2021, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Fair value	$495	$739
Aggregate contractual principal	516	742

As of September 30, 2022, and December 31, 2021, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

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

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2022, or December 31, 2021.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$72,433	$5,013	$77,446
U.S. government bonds	364	20	-	384
State and municipal bonds	-	5,089	-	5,089
Foreign government bonds	-	304	34	338
RMBS	-	2,038	10	2,048
CMBS	-	1,549	-	1,549
ABS	-	9,256	1,091	10,347
Hybrid and redeemable preferred securities	44	268	59	371
Trading securities	-	2,978	602	3,580
Equity securities	13	246	168	427
Mortgage loans on real estate	-	-	495	495
Derivative investments (1)	-	6,400	636	7,036
Other investments – short-term investments	-	143	-	143
Cash and invested cash	-	1,472	-	1,472
Other assets:
GLB direct embedded derivatives	-	-	1,442	1,442
GLB ceded embedded derivatives	-	-	37	37
Reinsurance-related embedded derivatives	-	479	-	479
Indexed annuity ceded embedded derivatives	-	-	456	456
Separate account assets	420	136,875	-	137,295
Total assets	$841	$239,550	$10,043	$250,434

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(3,194)	$(3,194)
Other liabilities:
Derivative liabilities (1)	-	(2,965)	(631)	(3,596)
GLB ceded embedded derivatives	-	-	(149)	(149)
Total liabilities	$-	$(2,965)	$(3,974)	$(6,939)

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

	For the Three Months Ended September 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,476	$1	$(513)	$65	$(16)	$5,013
Foreign government bonds	37	-	(3)	-	-	34
RMBS	1	-	-	9	-	10
CMBS	-	-	-	-	-	-
ABS	1,153	-	(38)	123	(147)	1,091
Hybrid and redeemable preferred
securities	104	(2)	(37)	(6)	-	59
Trading securities	620	(24)	-	3	3	602
Equity securities	145	24	-	(1)	-	168
Mortgage loans on real estate	528	(1)	(4)	(28)	-	495
Derivative investments	3	3	-	-	(1)	5
Other assets: (3)
GLB direct embedded derivatives	1,400	42	-	-	-	1,442
GLB ceded embedded derivatives	41	(4)	-	-	-	37
Indexed annuity ceded embedded derivatives	440	(47)	-	63	-	456
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,366)	394	-	(222)	-	(3,194)
Other liabilities – GLB ceded embedded
derivatives (3)	(136)	(13)	-	-	-	(149)
Total, net	$6,446	$373	$(595)	$6	$(161)	$6,069

	For the Three Months Ended September 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,429	$1	$(88)	$55	$(25)	$5,372
Foreign government bonds	43	-	(3)	66	-	106
RMBS	1	-	-	-	-	1
CMBS	9	-	-	-	(8)	1
ABS	630	-	(2)	144	(38)	734
Hybrid and redeemable preferred
securities	102	-	6	(27)	-	81
Trading securities	630	3	-	(33)	-	600
Equity securities	82	5	-	-	-	87
Mortgage loans on real estate	818	4	3	(33)	-	792
Derivative investments	1	-	-	-	-	1
Other assets: (3)
GLB direct embedded derivatives	1,767	(69)	-	-	-	1,698
GLB ceded embedded derivatives	53	2	-	-	-	55
Indexed annuity ceded embedded derivatives	-	(14)	-	(6)	515	495
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	-	47	-	86	(4,937)	(4,804)
Other liabilities – GLB ceded embedded
derivatives (3)	(152)	6	-	-	-	(146)
Total, net	$9,413	$(15)	$(84)	$252	$(4,493)	$5,073

	For the Nine Months Ended September 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$2	$(1,523)	$716	$98	$5,013
Foreign government bonds	41	-	(7)	-	-	34
RMBS	4	-	-	21	(15)	10
CMBS	-	-	-	17	(17)	-
ABS	870	-	(98)	576	(257)	1,091
Hybrid and redeemable preferred
securities	93	(2)	(26)	(6)	-	59
Trading securities	828	(82)	-	(143)	(1)	602
Equity securities	95	56	-	17	-	168
Mortgage loans on real estate	739	(16)	(10)	(218)	-	495
Derivative investments	21	5	(6)	-	(15)	5
Other assets: (3)
GLB direct embedded derivatives	1,963	(521)	-	-	-	1,442
GLB ceded embedded derivatives	56	(19)	-	-	-	37
Indexed annuity ceded embedded derivatives	528	(214)	-	142	-	456
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(6,131)	3,244	-	(307)	-	(3,194)
Other liabilities – GLB ceded embedded
derivatives (3)	(182)	33	-	-	-	(149)
Total, net	$4,645	$2,486	$(1,670)	$815	$(207)	$6,069

	For the Nine Months Ended September 30, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$4	$(139)	$440	$(54)	$5,372
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(11)	80	(37)	106
RMBS	2	(1)	-	-	-	1
CMBS	-	1	-	8	(8)	1
ABS	570	1	(5)	426	(258)	734
Hybrid and redeemable preferred
securities	104	-	18	(41)	-	81
Trading securities	644	2	-	(31)	(15)	600
Equity securities	59	31	-	(3)	-	87
Mortgage loans on real estate	832	11	6	(57)	-	792
Derivative investments	1,542	1,249	-	(132)	(2,658)	1
Other assets: (3)
GLB direct embedded derivatives	450	1,248	-	-	-	1,698
GLB ceded embedded derivatives	82	(27)	-	-	-	55
Indexed annuity ceded embedded derivatives	550	17	-	(60)	(12)	495
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(579)	-	136	(767)	(4,804)
Other liabilities – GLB ceded embedded
derivatives (3)	-	(146)	-	-	-	(146)
Total, net	$6,441	$1,811	$(131)	$761	$(3,809)	$5,073

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$173	$(4)	$(50)	$(52)	$(2)	$65
RMBS	9	-	-	-	-	9
CMBS	-	-	-	-	-	-
ABS	213	-	-	(90)	-	123
Hybrid and redeemable preferred
securities	-	-	-	-	(6)	(6)
Trading securities	11	-	-	(8)	-	3
Equity securities	-	(1)	-	-	-	(1)
Mortgage loans on real estate	2	-	-	(30)	-	(28)
Other assets – indexed annuity ceded
embedded derivatives	37	-	-	26	-	63
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(181)	-	-	(41)	-	(222)
Total, net	$264	$(5)	$(50)	$(195)	$(8)	$6

	For the Three Months Ended September 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$219	$(12)	$(82)	$(70)	$-	$55
Foreign government bonds	66	-	-	-	-	66
ABS	195	-	-	(51)	-	144
Hybrid and redeemable preferred
securities	3	-	-	-	(30)	(27)
Trading securities	3	(15)	-	(21)	-	(33)
Mortgage loans on real estate	8	-	(22)	(19)	-	(33)
Other assets – indexed annuity ceded
embedded derivatives	19	-	-	(25)	-	(6)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(47)	-	-	133	-	86
Total, net	$466	$(27)	$(104)	$(53)	$(30)	$252

	For the Nine Months Ended September 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,026	$(4)	$(75)	$(181)	$(50)	$716
RMBS	21	-	-	-	-	21
CMBS	17	-	-	-	-	17
ABS	768	-	-	(185)	(7)	576
Hybrid and redeemable preferred
securities	-	-	-	-	(6)	(6)
Trading securities	282	(220)	-	(205)	-	(143)
Equity securities	26	(9)	-	-	-	17
Mortgage loans on real estate	14	-	-	(232)	-	(218)
Other assets – indexed annuity ceded
embedded derivatives	76	-	-	66	-	142
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(410)	-	-	103	-	(307)
Total, net	$1,820	$(233)	$(75)	$(634)	$(63)	$815

	For the Nine Months Ended September 30, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$926	$(29)	$(103)	$(337)	$(17)	$440
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	80	-	-	-	-	80
CMBS	8	-	-	-	-	8
ABS	563	-	-	(137)	-	426
Hybrid and redeemable preferred
securities	9	(20)	-	-	(30)	(41)
Trading securities	127	(23)	-	(135)	-	(31)
Equity securities	6	(9)	-	-	-	(3)
Mortgage loans on real estate	89	(101)	(26)	(19)	-	(57)
Derivative investments	174	(124)	(182)	-	-	(132)
Other assets – indexed annuity ceded
embedded derivatives	22	-	-	(82)	-	(60)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(155)	-	-	291	-	136
Total, net	$1,849	$(306)	$(316)	$(419)	$(47)	$761

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Trading securities	$(23)	$3	$(81)	$3
Equity securities	23	5	57	35
Mortgage loans on real estate	(1)	4	(16)	12
Derivative investments	2	-	5	-
GLB embedded derivatives	237	140	76	1,854
Embedded derivatives – indexed annuity
and IUL contracts	(55)	(36)	4	22
Total, net (1)	$183	$116	$45	$1,926

(1)Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed maturity AFS securities:
Corporate bonds	$(519)	$(82)	$(1,532)	$(139)
Foreign government bonds	(2)	(3)	(7)	(11)
ABS	(39)	(1)	(101)	(5)
Hybrid and redeemable preferred
securities	(38)	6	(26)	19
Mortgage loans on real estate	(4)	3	(10)	5
Total, net	$(602)	$(77)	$(1,676)	$(131)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2022			September 30, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$37	$(53)	$(16)	$-	$(25)	$(25)
CMBS	-	-	-	-	(8)	(8)
ABS	15	(162)	(147)	8	(46)	(38)
Trading securities	4	(1)	3	-	-	-
Derivative investments	-	(1)	(1)	-	-	-
Other assets – indexed annuity ceded
embedded derivatives	-	-	-	515	-	515
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	-	-	(4,937)	-	(4,937)
Total, net	$56	$(217)	$(161)	$(4,414)	$(79)	$(4,493)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2022			September 30, 2021
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$265	$(167)	$98	$10	$(64)	$(54)
Foreign government bonds	-	-	-	-	(37)	(37)
RMBS	-	(15)	(15)	-	-	-
CMBS	-	(17)	(17)	-	(8)	(8)
ABS	16	(273)	(257)	8	(266)	(258)
Trading securities	4	(5)	(1)	14	(29)	(15)
Derivative investments	-	(15)	(15)	-	(2,658)	(2,658)
Other assets – indexed annuity ceded
embedded derivatives	-	-	-	515	(527)	(12)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	-	-	-	(4,937)	4,170	(767)
Total, net	$285	$(492)	$(207)	$(4,390)	$581	$(3,809)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2022 and 2021, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2021, transfers out of Level 3 included derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. The updated valuation technique is considered industry standard and provides us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2022:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$2,850	Discounted cash flow	Liquidity/duration adjustment (2)	0.9%	-	7.3%	2.1%
Foreign government
bonds	34	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	-	19.1%	16.4%
ABS	15	Discounted cash flow	Liquidity/duration adjustment (2)	2.4%	-	2.4%	2.4%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	-	1.5%	1.5%
Equity securities	19	Discounted cash flow	Liquidity/duration adjustment (2)	4.2%	-	4.5%	4.3%
Other assets:
GLB direct and ceded	1,479	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
embedded derivatives			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.31%	-	2.38%	1.67%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.30%

Indexed annuity ceded
embedded derivatives	456	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(3,293)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(149)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.31%	-	2.38%	1.67%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.30%

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Operating revenues:
Annuities	$1,183	$1,267	$3,583	$3,720
Retirement Plan Services	316	328	949	989
Life Insurance	1,762	2,325	5,387	6,293
Group Protection	1,333	1,243	3,959	3,743
Other Operations	36	42	111	125
Excluded realized gain (loss), pre-tax	171	36	618	(245)
Amortization of DFEL associated with benefit ratio
unlocking, pre-tax	(3)	-	(18)	2
Total revenues	$4,798	$5,241	$14,589	$14,627

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$449	$338	$1,007	$951
Retirement Plan Services	52	60	161	178
Life Insurance	(2,160)	93	(1,988)	455
Group Protection	37	(32)	55	(12)
Other Operations	(113)	(152)	(285)	(307)
Excluded realized gain (loss), after-tax	134	29	487	(193)
Benefit ratio unlocking, after-tax	(339)	(12)	(1,036)	119
Gain (loss) on modification or early extinguishment
of debt, after-tax	-	(6)	-	(6)
Impairment of intangibles	(634)	-	(634)	-
Net income (loss)	$(2,574)	$318	$(2,233)	$1,185

Other segment information (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Assets
Annuities	$161,456	$201,732
Retirement Plan Services	40,858	47,625
Life Insurance	92,050	105,208
Group Protection	9,862	10,522
Other Operations	20,457	22,214
Total assets	$324,683	$387,301

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2022, compared with December 31, 2021, and the results of operations for the three and nine months ended September 30, 2022, compared with the corresponding periods in 2021 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continue to adversely affect us and are expected to continue to adversely affect our business, results of operations and financial condition in the fourth quarter of 2022. We continue to monitor U.S. CDC reports related to COVID-19 and the potential impacts of the COVID-19 pandemic on our Life Insurance and Group Protection segments. See “Additional Information” within Results of Life Insurance and Results of Group Protection below for expected impacts of the COVID-19 pandemic in the fourth quarter of 2022.

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

Interest Rate Environment

In light of substantial progress since 2020 in the labor markets, elevated inflation and geopolitical events, the Federal Reserve announced in March 2022 the first increase to the federal funds rate target range since December 2018. Subsequently, the Federal Reserve announced consecutive increases to the federal funds rate target range through September 2022. In November 2022, the Federal Reserve announced an additional 75 basis points increase, when it set the range at 3.75% to 4.00% and reiterated that it will implement policy as needed to combat inflation. Additionally, the Federal Reserve announced that it will continue the reduction it started in June 2022 of its holdings of Treasury securities, agency debt and agency mortgage-backed securities. As interest rates are rising, which impacts our portfolio yields, we continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this interest rate environment.

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

If we had unlocked our RTM assumption as of September 30, 2022, we would have recorded unfavorable unlocking of approximately $155 million, pre-tax, primarily within our Annuities segment.

Investments

Investment Valuation

The following summarizes investments on our Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2022:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$421	$84,591	$164	$85,176
Priced by independent broker quotations	-	-	4,388	4,388
Priced by matrices	-	13,168	-	13,168
Priced by other methods (1)	-	-	2,925	2,925
Total	$421	$97,759	$7,477	$105,657

Percent of total	0%	93%	7%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2021 Form 10-K and Note 14 herein.

Derivatives

For information on our accounting policies for derivatives, see Note 5 herein. For information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

Future Contract Benefits

Guaranteed Living Benefits

Within our annuity business, we have certain products that contain guaranteed living benefit (“GLB”) features. The proportion of our variable annuity account values that contained GLB features to our total annuity account values, net of reinsurance, was 46% and 51% as of September 30, 2022 and 2021, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of September 30, 2022 and 2021, 72% and 9%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of September 30, 2022 and 2021, was $5.8 billion and $534 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used for our EGPs underlying the amortization of DAC, VOBA, DSI and DFEL as well as our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2021 Form 10-K. Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2022	2021
Income (loss) from operations:
Annuities	$217	$(5)
Retirement Plan Services	6	-
Life Insurance	(2,197)	(26)
Group Protection	1	16
Excluded realized gain (loss)	(86)	6
Net income (loss)	$(2,059)	$(9)

The impacts of our annual assumption review were driven primarily by the following:

2022

•For Annuities, favorable unlocking was driven by increases to interest rate assumptions, partially offset by unfavorable updates to other items.

•For Retirement Plan Services, favorable unlocking was driven by increases to interest rate assumptions and other items.

•For Life Insurance, unfavorable unlocking was driven by updates to policyholder behavior assumptions related to universal life insurance (“UL”) products with secondary guarantees in the amount of $1.8 billion, after-tax, as well as updates to mortality, morbidity and reinsurance assumptions and other items.

•For Group Protection, the favorable impact was driven by updates to life waiver assumptions and increases to interest rate assumptions, partially offset by unfavorable updates to long-term disability incidence and severity assumptions.

•For excluded realized gain (loss), unfavorable unlocking was driven by updates to policyholder behavior assumptions that impacted ceded reserves, partially offset by favorable updates to expense and capital market assumptions.

2021

•For Annuities, unfavorable unlocking was driven by updates to policyholder behavior and interest rate assumptions, partially offset by favorable updates to expense assumptions.

•For Life Insurance, unfavorable unlocking was driven by updates to policyholder behavior and interest rate assumptions, partially offset by favorable updates to investment allocation assumptions.

•For Group Protection, the favorable impact was driven by updates to long-term disability termination rate assumptions, partially offset by unfavorable updates to interest rate assumptions.

•For excluded realized gain (loss), favorable unlocking was driven by updates to expense assumptions and other items, partially offset by unfavorable updates to policyholder behavior assumptions.

Goodwill

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

As a result of the current capital market environment, including (i) declining equity markets and (ii) the impact of rising interest rates on our discount rate assumption, we accelerated our quantitative goodwill impairment test for our Life Insurance reporting unit as we concluded that there were indicators of impairment. Based on this quantitative test, which included updating our best estimate assumptions therein, we incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represents a write-off of the entire balance of goodwill for the reporting unit.

We concluded that, for the third quarter, there were not indicators of impairment for our remaining reporting units (Annuities, Retirement Plan Services and Group Protection). During the fourth quarter, we will perform our annual quantitative goodwill impairment test as of October 1, 2022, on these other reporting units. For more information on goodwill, see Note 7 herein and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” and Notes 1 and 9 in our 2021 Form 10-K.

Income Taxes

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was passed by the U.S. Congress and signed into law by President Biden. The IRA enacted a new corporate alternative minimum tax (“CAMT”), effective for tax years beginning after December 31, 2022. We are currently evaluating the impact of CAMT on our business, results of operations and financial condition.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$449	$338	$1,007	$951
Retirement Plan Services	52	60	161	178
Life Insurance	(2,160)	93	(1,988)	455
Group Protection	37	(32)	55	(12)
Other Operations	(113)	(152)	(285)	(307)
Excluded realized gain (loss), after-tax	134	29	487	(193)
Benefit ratio unlocking, after-tax	(339)	(12)	(1,036)	119
Gain (loss) on modification or early extinguishment of debt, after-tax	-	(6)	-	(6)
Impairment of intangibles	(634)	-	(634)	-
Net income (loss)	$(2,574)	$318	$(2,233)	$1,185

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Deposits
Annuities	$3,262	$2,707	$8,669	$8,729
Retirement Plan Services	2,799	2,411	9,109	7,839
Life Insurance	1,386	1,324	4,160	3,822
Total deposits	$7,447	$6,442	$21,938	$20,390

Net Flows
Annuities	$319	$(841)	$(551)	$(1,913)
Retirement Plan Services	811	(21)	2,670	843
Life Insurance	978	871	2,898	2,544
Total net flows	$2,108	$9	$5,017	$1,474

	As of September 30,
	2022	2021
Account Values
Annuities	$138,780	$166,347
Retirement Plan Services	84,344	95,606
Life Insurance	47,351	59,581
Total account values	$270,475	$321,534

Comparison of the Three and Nine Months Ended September 30, 2022 to 2021

Net income decreased due primarily to the following:

•The effect of our annual assumption review.

•Goodwill impairment in our Life Insurance segment.

•Negative performance on alternative investments in the third quarter of 2022 compared to investment income in 2021.

•Lower fee income driven by lower average daily variable account values.

•Unfavorable variable annuity net derivative results.

The decrease in net income was partially offset by the following:

•Lower mortality claims in our Life Insurance and Group Protection segments.

•Lower expenses driven by lower legal expenses, partially offset by elevated compensation-related expenses.

•Growth in business in force.

For a discussion of the goodwill impairment, see “Introduction – Critical Accounting Policies and Estimates – Goodwill” above. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$57	$30	$112	$89
Fee income	590	690	1,860	2,022
Net investment income	379	371	1,076	1,052
Operating realized gain (loss) (2)	52	49	157	152
Amortization of deferred gain on
business sold through reinsurance	6	7	19	19
Other revenues (3)	99	120	359	386
Total operating revenues	1,183	1,267	3,583	3,720
Operating Expenses
Interest credited	224	210	646	608
Benefits (1)	(56)	135	275	411
Commissions and other expenses	481	519	1,482	1,568
Total operating expenses	649	864	2,403	2,587
Income (loss) from operations before taxes	534	403	1,180	1,133
Federal income tax expense (benefit)	85	65	173	182
Income (loss) from operations	$449	$338	$1,007	$951

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

Comparison of the Three and Nine Months Ended September 30, 2022 to 2021

Income from operations for this segment increased due primarily to the following:

•Lower benefits, net of changes in income annuity reserves, due to the effect of unlocking, partially offset by an increase in the growth in benefit reserves driven primarily by equity market performance.

•Lower commissions and other expenses driven by lower trail commissions resulting from lower average daily variable account values and lower amortization expense as a result of lower actual gross profits.

The increase in income from operations was partially offset by the following:

•Lower fee income driven by lower average daily variable account values.

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments within our surplus portfolio in the third quarter of 2022 compared to investment income in 2021, and lower prepayment and bond make-whole premiums, partially offset by higher average fixed account values and impacts to portfolio yields from the current interest rate environment.

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

The other component of net flows relates to the retention of new business and account values. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7% for the three and nine months ended September 30, 2022, and 8% for the corresponding periods in 2021.

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

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fee Income
Mortality, expense and other assessments	$585	$692	$1,844	$2,016
Surrender charges	6	3	18	7
DFEL:
Deferrals	(5)	(6)	(17)	(20)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	5	6	16	24
Unlocking	(1)	(5)	(1)	(5)
Total fee income	$590	$690	$1,860	$2,022

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Variable Account Value Information
Variable annuity deposits (1)	$727	$1,345	$2,727	$3,732
Increases (decreases) in variable annuity account values:
Net flows (1)	(1,460)	(1,471)	(4,321)	(4,830)
Change in market value (1)	(4,740)	(631)	(28,908)	10,694
Contract holder assessments (1)	(637)	(722)	(1,985)	(2,111)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	120	171	373	440
Variable annuity account values (1)	101,944	132,422	101,944	132,422
Average daily variable annuity account values (1)	110,318	135,777	117,939	133,203
Average daily S&P 500® Index (2)	3,983	4,424	4,185	4,158

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$352	$302	$948	$866
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	22	30	46
Surplus investments (2)	26	47	98	140
Total net investment income	$379	$371	$1,076	$1,052

Interest Credited
Amount provided to contract holders	$220	$208	$635	$596
DSI deferrals	-	(1)	(1)	(2)
Interest credited before DSI amortization	220	207	634	594
DSI amortization:
Amortization, excluding unlocking	5	4	13	15
Unlocking	(1)	(1)	(1)	(1)
Total interest credited	$224	$210	$646	$608

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

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed Account Value Information
Fixed annuity deposits (1)	$2,535	$1,362	$5,942	$4,997
Increases (decreases) in fixed annuity account values:
Net flows (1)	1,779	630	3,770	2,917
Contract holder assessments (1)	(11)	(21)	(40)	(67)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(120)	(171)	(373)	(440)
Reinvested interest credited (1)(3)	(186)	145	(2,526)	1,815
Fixed annuity account values (1)(2)	36,836	33,925	36,836	33,925
Average fixed account values (1)(2)	36,731	33,804	36,273	32,031

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

Details underlying benefits (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Benefits
Net death and other benefits	$212	$127	$543	$403
Unlocking	(268)	8	(268)	8
Total benefits	$(56)	$135	$275	$411

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Commissions and Other Expenses
Commissions:
Deferrable	$103	$99	$302	$340
Non-deferrable	152	177	478	509
General and administrative expenses	107	105	306	321
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	1	1	3	2
Taxes, licenses and fees	9	9	34	31
Total expenses incurred, excluding broker-dealer	372	391	1,123	1,203
DAC deferrals	(117)	(113)	(345)	(384)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	255	278	778	819
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	99	105	301	334
Unlocking	(7)	(7)	(7)	(7)
Broker-dealer expenses incurred	134	143	410	422
Total commissions and other expenses	$481	$519	$1,482	$1,568

DAC Deferrals
As a percentage of sales/deposits	3.6%	4.2%	4.0%	4.4%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Fee income	$64	$75	$199	$220
Net investment income	244	245	723	742
Other revenues (1)	8	8	27	27
Total operating revenues	316	328	949	989
Operating Expenses
Interest credited	161	153	469	462
Benefits	1	1	2	2
Commissions and other expenses	94	102	291	309
Total operating expenses	256	256	762	773
Income (loss) from operations before taxes	60	72	187	216
Federal income tax expense (benefit)	8	12	26	38
Income (loss) from operations	$52	$60	$161	$178

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Nine Months Ended September 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments within our surplus portfolio in the third quarter of 2022 compared to investment income in 2021, and lower prepayment and bond make-whole premiums, partially offset by higher average fixed account values and impacts to portfolio yields from the current interest rate environment.

•Lower fee income driven by lower average daily account values.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by the effect of unlocking, lower trail commissions resulting from lower average account values and lower amortization as a result of lower actual gross profits.

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

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 9% for the three and nine months ended September 30, 2022, and 10% for the corresponding periods in 2021.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 17% and 18% as of September 30, 2022 and 2021, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

\

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fee Income
Annuity expense assessments	$47	$56	$147	$163
Mutual fund fees	17	19	52	57
Total fee income	$64	$75	$199	$220

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Flows By Market
Small market	$157	$(43)	$121	$35
Mid – large market	906	423	3,329	1,858
Multi-Fund® and other	(252)	(401)	(780)	(1,050)
Total net flows	$811	$(21)	$2,670	$843

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Variable Account Value Information
Variable annuity deposits (1)	$484	$490	$1,843	$1,624
Increases (decreases) in variable annuity account values:
Net flows (1)	29	(272)	40	(513)
Change in market value (1)	(811)	(57)	(4,847)	1,999
Contract holder assessments (1)	(39)	(47)	(125)	(137)
Variable annuity account values (1)	15,861	20,010	15,861	20,010
Average daily variable annuity account values (1)	17,287	20,582	18,331	19,969
Average daily S&P 500® Index	3,983	4,424	4,185	4,158

(1)Excludes the fixed portion of variable.

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Mutual Fund Account Value Information
Mutual fund deposits	$1,613	$1,417	$4,861	$4,798
Mutual fund net flows	655	394	1,839	1,759
Mutual fund account values (1)	43,211	52,444	43,211	52,444

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$228	$206	$647	$622
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	2	13	22	35
Surplus investments (2)	14	26	54	85
Total net investment income	$244	$245	$723	$742

Interest Credited	$161	$153	$469	$462

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

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed Account Value Information
Fixed annuity deposits (1)	$702	$504	$2,405	$1,417
Increases (decreases) in fixed annuity account values:
Net flows (1)	127	(143)	791	(403)
Reinvested interest credited (1)	162	154	467	461
Contract holder assessments (1)	(3)	(3)	(10)	(10)
Fixed annuity account values (1)	25,272	23,152	25,272	23,152
Average fixed account values (1)	25,076	23,066	24,407	23,026

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

Benefits

Benefits for this segment include changes in annuity benefit reserves.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$3	$4
Non-deferrable	19	20	55	59
General and administrative expenses	79	74	224	223
Taxes, licenses and fees	3	4	13	13
Total expenses incurred	102	99	295	299
DAC deferrals	(6)	(5)	(15)	(15)
Total expenses recognized before amortization	96	94	280	284
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	5	8	18	25
Unlocking	(7)	-	(7)	-
Total commissions and other expenses	$94	$102	$291	$309

DAC Deferrals
As a percentage of annuity sales/deposits	0.5%	0.5%	0.4%	0.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$289	$256	$849	$767
Fee income	876	1,230	2,561	3,014
Net investment income	586	832	1,939	2,493
Operating realized gain (loss) (2)	(3)	-	(4)	(4)
Amortization of deferred gain on
business sold through reinsurance	12	3	37	8
Other revenues	2	4	5	15
Total operating revenues	1,762	2,325	5,387	6,293
Operating Expenses
Interest credited	329	375	982	1,117
Benefits	3,736	976	5,903	3,148
Commissions and other expenses	440	861	1,041	1,468
Total operating expenses	4,505	2,212	7,926	5,733
Income (loss) from operations before taxes	(2,743)	113	(2,539)	560
Federal income tax expense (benefit)	(583)	20	(551)	105
Income (loss) from operations	$(2,160)	$93	$(1,988)	$455

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of the Three and Nine Months Ended September 30, 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking, partially offset by lower mortality claims.

•Lower fee income due to the effect of unlocking and the impact of the fourth quarter 2021 reinsurance agreement.

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments in the third quarter of 2022 compared to investment income in 2021, and the impact of the fourth quarter 2021 reinsurance agreement.

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

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $45 million per quarter as a result of the significantly unfavorable impact of the third quarter 2022 annual assumption review.

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

We expect COVID-19-related mortality to continue to follow U.S. death trends. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above and “Part I – Item 1A. Risk Factors – Market Conditions – The impacts of the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our business and results of operations, and the future impacts of the COVID-19 pandemic on the company’s business, results of operations and financial condition remain uncertain” in our 2021 Form 10-K.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fee Income
Cost of insurance assessments	$565	$579	$1,712	$1,793
Expense assessments	385	370	1,138	1,086
Surrender charges	8	6	23	24
DFEL:
Deferrals	(268)	(245)	(783)	(701)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	137	128	422	420
Unlocking	49	392	49	392
Total fee income	$876	$1,230	$2,561	$3,014

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales by Product
IUL/UL	$40	$24	$93	$61
MoneyGuard®	22	26	69	65
VUL	36	40	114	89
Term	47	42	138	106
Executive Benefits	26	34	104	85
Total sales	$171	$166	$518	$406

Net Flows
Deposits	$1,386	$1,324	$4,160	$3,822
Withdrawals and deaths	(408)	(453)	(1,262)	(1,278)
Net flows	$978	$871	$2,898	$2,544

Contract Holder Assessments	$1,332	$1,297	$4,006	$3,846

	As of September 30,
	2022	2021
Account Values
General account (1)	$32,168	$37,349
Separate account (1)	15,183	22,232
Total account values (1)	$47,351	$59,581

In-Force Face Amount
UL and other	$362,098	$357,624
Term insurance	689,101	587,372
Total in-force face amount	$1,051,199	$944,996

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average General Account Values (1)	$32,637	$37,761	$32,753	$37,800

(1) Net of reinsurance ceded.

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$594	$641	$1,770	$1,927
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	10	16	31	32
Alternative investments (2)	(51)	144	38	437
Surplus investments (3)	33	31	100	97
Total net investment income	$586	$832	$1,939	$2,493

Interest Credited	$329	$375	$982	$1,117

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Benefits
Death claims direct and assumed	$1,278	$1,531	$4,171	$4,372
Death claims ceded	(473)	(615)	(1,624)	(1,683)
Reserves released on death	(154)	(174)	(475)	(547)
Net death benefits	651	742	2,072	2,142
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	153	175	423	523
Unlocking	2,533	(190)	2,533	(190)
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	144	137	431	406
Unlocking	157	33	157	33
Other benefits (1)	98	79	287	234
Total benefits	$3,736	$976	$5,903	$3,148

Death claims per $1,000 of in-force	2.51	3.17	2.73	3.11

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Commissions and Other Expenses
Commissions	$177	$153	$509	$403
General and administrative expenses	150	139	416	414
Expenses associated with reserve financing	26	25	78	74
Taxes, licenses and fees	32	37	115	116
Total expenses incurred	385	354	1,118	1,007
DAC and VOBA deferrals	(202)	(175)	(588)	(468)
Total expenses recognized before amortization	183	179	530	539
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	113	101	365	346
Unlocking	143	580	143	580
Other intangible amortization	1	1	3	3
Total commissions and other expenses	$440	$861	$1,041	$1,468

DAC and VOBA Deferrals
As a percentage of sales	118.1%	105.4%	113.5%	115.3%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2022, to the corresponding periods in 2021, the fluctuations were primarily a result of changes in sales mix to products with different commission rates. For more information, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2021 Form 10-K.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums	$1,200	$1,107	$3,556	$3,333
Net investment income	83	91	254	276
Other revenues (1)	50	45	149	134
Total operating revenues	1,333	1,243	3,959	3,743
Operating Expenses
Interest credited	1	1	4	4
Benefits	939	971	2,892	2,818
Commissions and other expenses	347	311	993	936
Total operating expenses	1,287	1,283	3,889	3,758
Income (loss) from operations before taxes	46	(40)	70	(15)
Federal income tax expense (benefit)	9	(8)	15	(3)
Income (loss) from operations	$37	$(32)	$55	$(12)

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income (Loss) from Operations by Product Line
Life	$27	$(80)	$(13)	$(150)
Disability	11	50	69	145
Dental	(1)	(2)	(1)	(7)
Income (loss) from operations	$37	$(32)	$55	$(12)

Comparison of the Three Months Ended September 30, 2022 to 2021

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force and favorable persistency.

•Lower benefits driven by lower COVID-19-related incidence in our life business and lower incidence in our disability business, partially offset by less favorable reserve adjustments.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses driven by investments in claims management to address higher claims volume and to improve ongoing operations, and higher incentive compensation as a result of production performance and higher persistency.

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments within our surplus portfolio in the third quarter of 2022, compared to investment income in 2021.

Comparison of the Nine Months Ended September 30, 2022 to 2021

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in business in force and favorable persistency.

The increase in income from operations was partially offset by the following:

•Higher benefits driven by growth in the business and less favorable reserve adjustments, partially offset by lower COVID-19-related incidence in our life business.

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

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information on our reserve adjustments.

Additional Information

The total loss ratio for the three and nine months ended September 30, 2022, decreased as compared to the three and nine months ended September 30, 2021, due primarily to lower COVID-19-related incidence and favorable reserve adjustments in our life business, partially offset by unfavorable reserve adjustments in our disability business in 2022 compared to favorable reserve adjustments in 2021. We expect COVID-19-related morbidity headwinds to lessen in our disability business and COVID-19-related mortality to continue to follow U.S. death trends in our life business. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary” above.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Insurance Premiums by Product Line
Life	$455	$413	$1,344	$1,238
Disability	695	638	2,063	1,923
Dental	50	56	149	172
Total insurance premiums	$1,200	$1,107	$3,556	$3,333

Sales by Product Line
Life	$41	$22	$157	$101
Disability	37	20	143	85
Dental	10	6	21	16
Total sales	$88	$48	$321	$202

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$65	$59	$188	$178
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	3	6	10
Surplus investments (2)	17	29	60	88
Total net investment income	$83	$91	$254	$276

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Benefits and Interest Credited by Product Line
Life	$326	$434	$1,088	$1,179
Disability	578	495	1,699	1,509
Dental	36	43	109	134
Total benefits and interest credited	$940	$972	$2,896	$2,822

Loss Ratios by Product Line
Life	71.6%	105.1%	81.0%	95.2%
Disability	83.2%	77.7%	82.3%	78.5%
Dental	72.0%	75.7%	73.3%	78.0%
Total	78.3%	87.8%	81.4%	84.7%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Commissions and Other Expenses
Commissions	$101	$88	$291	$266
General and administrative expenses	204	179	573	534
Taxes, licenses and fees	31	30	94	92
Total expenses incurred	336	297	958	892
DAC deferrals	(23)	(19)	(69)	(61)
Total expenses recognized before amortization	313	278	889	831
DAC and VOBA amortization, net of interest	26	26	80	81
Other intangible amortization	8	7	24	24
Total commissions and other expenses	$347	$311	$993	$936

DAC Deferrals
As a percentage of insurance premiums	1.9%	1.7%	1.9%	1.8%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues
Insurance premiums (1)	$2	$1	$6	$9
Net investment income	34	37	116	107
Other revenues	-	4	(11)	9
Total operating revenues	36	42	111	125
Operating Expenses
Interest credited	9	10	30	32
Benefits	24	21	60	59
Other expenses	28	117	43	171
Interest and debt expense	71	66	205	196
Spark program expense	44	22	118	57
Total operating expenses	176	236	456	515
Income (loss) from operations before taxes	(140)	(194)	(345)	(390)
Federal income tax expense (benefit)	(27)	(42)	(60)	(83)
Income (loss) from operations	$(113)	$(152)	$(285)	$(307)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three and Nine Months Ended September 30, 2022 to 2021

Loss from operations for Other Operations decreased due primarily to lower other expenses attributable to a one-time legal expense incurred in the third quarter of 2021, and the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased during the third quarter of 2022, compared to an increase during the third quarter of 2021.

The decrease in loss from operations was partially offset by the following:

•Higher Spark program expense as part of our Spark Initiative.

•Higher interest and debt expense driven by an increase in average interest rates.

•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which decreased during the third quarter of 2022, compared to an increase during the third quarter of 2021.

The decrease in loss from operations for the nine months ended September 30, 2022, was also partially offset by the following:

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses:
Legal	$2	$95	$2	$95
Branding	12	10	29	30
Other (1)	13	16	17	52
Total general and administrative expenses	27	121	48	177
Taxes, licenses and fees (2)	2	(3)	(2)	(5)
Other (3)	(1)	(1)	(3)	(1)
Total other expenses	$28	$117	$43	$171

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$49	$49	$153	$148
Total excluded realized gain (loss)	171	36	618	(245)
Total realized gain (loss), pre-tax	$220	$85	$771	$(97)

Components of Excluded Realized Gain (Loss),
After-Tax
Credit loss benefit (expense) on mortgage loans on
real estate	$(7)	$28	$-	$53
Credit loss benefit (expense) on reinsurance-related assets	(103)	(2)	(107)	(5)
Credit loss benefit (expense) on other financial assets	(5)	(7)	(9)	(8)
Realized gain (loss) related to certain financial assets	(40)	(4)	(54)	(9)
Realized gain (loss) on equity securities	2	3	-	28
Realized gain (loss) on the mark-to-market on
certain instruments (2)	48	8	40	26
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	(105)	26	(130)	85
Variable annuity net derivative results:
Hedge program performance, including unlocking
for GLB reserves hedged and benefit ratio unlocking	(82)	(4)	(512)	(32)
GLB NPR component	(11)	(2)	81	(148)
Total variable annuity net derivative results	(93)	(6)	(431)	(180)
Indexed annuity forward-starting option	2	(3)	41	21
Excluded realized gain (loss) including benefit
ratio unlocking	(196)	17	(520)	(74)
Less: benefit ratio unlocking on GDB
and GLB riders	(330)	(12)	(1,007)	119
Total excluded realized gain (loss), after-tax	$134	$29	$487	$(193)

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

Comparison of the Three Months Ended September 30, 2022 to 2021

We had realized losses compared to realized gains due primarily to the following:

•An increase in the credit loss allowance for reinsurance-related assets in 2022 due to updates to policyholder behavior assumptions that impacted ceded reserves.

•Unfavorable variable annuity net derivative results driven by unfavorable hedge program performance due to more volatile capital markets.

•Losses related to an increase in the credit loss allowance for mortgage loans on real estate in 2022 compared to a decrease in 2021 due to changes in economic projections.

The realized losses were partially offset by higher gains on the mark-to-market on certain instruments driven by gains on derivatives and favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements, partially offset by declines in trading securities due to increases in interest rates.

Comparison of the Nine Months Ended September 30, 2022 to 2021

We had higher realized losses due primarily to the following:

•Unfavorable variable annuity net derivative results driven by unfavorable hedge program performance due to more volatile capital markets, partially offset by a favorable GLB NPR component due to credit spreads widening and our associated reserves increasing.

•An increase in the credit loss allowance for reinsurance-related assets in 2022 due to updates to policyholder behavior assumptions that impacted ceded reserves.

•Gains related to a decrease in the credit loss allowance on mortgage loans on real estate in 2021 due to changes in economic projections.

•Unfavorable equity market performance in 2022 compared to favorable equity market performance in 2021.

The higher realized losses were partially offset by higher gains related to the indexed annuity forward-starting option driven by an increase in discount rates and a decrease in projected index interest credited as a result of equity market performance and the effect of unlocking.

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

Realized Gain (Loss) Related to Financial Instruments

For information on realized gain (loss) related to financial instruments, see Note 13.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2022	2022	2022	2021	2021
Variable annuity hedge program assets (liabilities)	$1,952	$1,623	$625	$721	$1,090

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,180	$1,136	$1,699	$1,818	$1,511
NPR	145	164	46	17	94
Embedded derivative reserves	1,325	1,300	1,745	1,835	1,605
Insurance benefit reserves	(2,668)	(2,349)	(1,547)	(1,231)	(1,254)
Total variable annuity reserves – asset (liability)	$(1,343)	$(1,049)	$198	$604	$351

10-year CDS spread	2.10%	2.05%	1.44%	1.15%	1.18%
NPR factor related to 10-year CDS spread	1.47%	1.33%	0.99%	0.70%	0.74%

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
Investments
Fixed maturity AFS securities	$97,572	$118,746	75.4%	77.3%
Trading securities	3,580	4,482	2.8%	2.9%
Equity securities	427	318	0.3%	0.2%
Mortgage loans on real estate	18,066	17,991	14.0%	11.7%
Policy loans	2,347	2,364	1.8%	1.5%
Derivative investments	3,681	5,437	2.8%	3.6%
Alternative investments	2,900	2,666	2.2%	1.7%
Other investments	920	1,626	0.7%	1.1%
Total investments	$129,493	$153,630	100.0%	100.0%

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

	As of September 30, 2022
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,676	$99	$2,232	$15,543	15.9%
Basic industry	4,371	35	564	3,842	3.9%
Capital goods	7,440	49	1,012	6,477	6.6%
Communications	4,237	59	599	3,697	3.8%
Consumer cyclical	6,082	32	830	5,284	5.4%
Consumer non-cyclical	17,161	148	2,636	14,673	15.0%
Energy	4,869	36	596	4,309	4.4%
Technology	5,562	16	773	4,805	4.9%
Transportation	3,583	18	441	3,160	3.2%
Industrial other	2,251	4	429	1,826	1.9%
Utilities	14,072	86	1,916	12,242	12.6%
Government-related entities	1,801	29	242	1,588	1.6%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,462	4	159	1,307	1.4%
Non-agency backed	372	23	14	381	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	405	1	46	360	0.4%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	27	-	1	26	0.0%
Non-agency backed	1,762	-	239	1,523	1.6%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	8,242	-	799	7,443	7.6%
Credit card	85	6	2	89	0.1%
Home equity	203	26	4	225	0.2%
Other	2,806	2	218	2,590	2.7%
Municipals:
Taxable	5,321	187	501	5,007	5.1%
Tax-exempt	91	1	10	82	0.1%
Government:
United States	410	6	32	384	0.4%
Foreign	377	16	55	338	0.4%
Hybrid and redeemable preferred securities	372	29	30	371	0.4%
Total fixed maturity AFS securities	111,040	912	14,380	97,572	100.0%
Trading Securities (2)	3,978	44	442	3,580
Equity Securities	395	107	75	427
Total fixed maturity AFS, trading and equity securities	$115,413	$1,063	$14,897	$101,579

	As of December 31, 2021
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,438	$1,981	$81	$18,338	15.4%
Basic industry	4,436	741	11	5,166	4.4%
Capital goods	7,316	1,040	31	8,325	7.0%
Communications	4,124	734	7	4,851	4.1%
Consumer cyclical	5,811	616	22	6,405	5.4%
Consumer non-cyclical	16,905	2,565	83	19,387	16.3%
Energy	4,932	728	13	5,647	4.8%
Technology	5,173	546	34	5,685	4.8%
Transportation	3,414	423	11	3,826	3.2%
Industrial other	2,159	174	11	2,322	2.0%
Utilities	13,785	2,250	38	15,997	13.5%
Government-related entities	1,863	315	7	2,171	1.8%
CMOs:
Agency backed	1,544	123	1	1,666	1.4%
Non-agency backed	360	52	1	411	0.3%
MPTS:
Agency backed	429	21	2	448	0.4%
CMBS:
Agency backed	20	-	-	20	0.0%
Non-agency backed	1,532	61	14	1,579	1.3%
ABS:
CLOs	6,356	11	49	6,318	5.3%
Credit card	82	24	1	105	0.1%
Home equity	236	54	-	290	0.2%
Other	1,765	38	4	1,799	1.5%
Municipals:
Taxable	5,250	1,290	12	6,528	5.5%
Tax-exempt	72	21	-	93	0.1%
Government:
United States	375	60	2	433	0.4%
Foreign	373	64	5	432	0.4%
Hybrid and redeemable preferred securities	408	107	11	504	0.4%
Total fixed maturity AFS securities	105,158	14,039	451	118,746	100.0%
Trading Securities (2)	4,170	343	31	4,482
Equity Securities	285	55	22	318
Total fixed maturity AFS, trading and equity securities	$109,613	$14,437	$504	$123,546

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of September 30, 2022			As of December 31, 2021
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$63,105	$55,576	57.0%	$58,542	$66,571	56.1%
2	BBB	44,086	38,397	39.3%	42,797	48,130	40.5%
Total investment grade securities		107,191	93,973	96.3%	101,339	114,701	96.6%

Below Investment Grade Securities
3	BB	2,203	2,001	2.1%	2,278	2,492	2.1%
4	B	1,597	1,551	1.6%	1,424	1,441	1.2%
5	CCC and lower	47	44	0.0%	51	53	0.0%
6	In or near default	2	3	0.0%	66	59	0.1%
Total below investment grade securities		3,849	3,599	3.7%	3,819	4,045	3.4%
Total fixed maturity AFS securities		$111,040	$97,572	100.0%	$105,158	$118,746	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.5%	3.7%		3.6%	3.4%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of September 30, 2022.

Comparisons between the NAIC designations and rating agency designations are published by the NAIC. The NAIC assigns securities quality designations and uniform valuations, which are used by insurers when preparing their annual statements. The NAIC designations are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s, or rated BBB- or higher by S&P and Fitch) by such ratings organizations. However, securities designated NAIC 1 and 2 could be deemed below investment grade by the rating agencies as a result of the current risk-based capital (“RBC”) rules for residential mortgage-backed securities (“RMBS”) and CMBS for statutory reporting. NAIC designations 3 through 6 include bonds generally considered below investment grade (rated Ba1 or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

As of September 30, 2022, and December 31, 2021, 97% and 94%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of September 30, 2022, increased by $13.9 billion since December 31, 2021. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of September 30, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(5) million and $(11) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and nine months ended September 30, 2022, respectively. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 4 and 13 herein and Note 1 to the Consolidated Financial Statements in our 2021 Form 10-K.

As reported on our Consolidated Balance Sheets, we had $139.8 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $131.0 billion as of September 30, 2022.  If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $14.2 billion as of September 30, 2022, rather than selling fixed maturity AFS securities in an unrealized loss position.  The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of September 30, 2022, and December 31, 2021, the estimated fair value for all private placement securities was $18.4 billion and $20.7 billion, respectively, representing 14% and 13% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2021 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $197 million and represented less than 1% of our total investment portfolio as of September 30, 2022. Fixed maturity AFS securities represented $188 million, or 96%, and trading securities represented $9 million, or 4%, of the subprime exposure as of September 30, 2022. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2022:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$1,867	$1,667	$189	$182	$68	$74	$115	$125	$2,239	$2,048
ABS home equity	1	1	19	19	19	27	164	178	203	225
Total by type (2)(3)	$1,868	$1,668	$208	$201	$87	$101	$279	$303	$2,442	$2,273

Rating
AAA	$1,515	$1,356	$100	$96	$-	$-	$-	$-	$1,615	$1,452
AA	347	306	8	8	4	4	8	8	367	326
A	6	6	1	1	2	1	12	12	21	20
BBB	-	-	31	26	6	6	5	5	42	37
BB and below	-	-	68	70	75	90	254	278	397	438
Total by rating (2)(3)(4)	$1,868	$1,668	$208	$201	$87	$101	$279	$303	$2,442	$2,273

Origination Year
2012 and prior	$354	$351	$88	$90	$87	$101	$279	$303	$808	$845
2013	112	101	-	-	-	-	-	-	112	101
2014	49	45	1	1	-	-	-	-	50	46
2015	145	128	15	14	-	-	-	-	160	142
2016	460	391	-	-	-	-	-	-	460	391
2017	223	198	-	-	-	-	-	-	223	198
2018	182	169	-	-	-	-	-	-	182	169
2019	157	132	-	-	-	-	-	-	157	132
2020	69	56	1	1	-	-	-	-	70	57
2021	91	73	33	27	-	-	-	-	124	100
2022	26	24	70	68	-	-	-	-	96	92
Total by origination
year (2)(3)	$1,868	$1,668	$208	$201	$87	$101	$279	$303	$2,442	$2,273

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.2%	2.3%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.5%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $105 million and $115 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $122 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $122 million in trading securities consisted of $111 million prime, $1 million Alt-A and $10 million subprime.

(3)Does not include the fair value of trading securities totaling $106 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $106 million in trading securities consisted of $97 million prime, $1 million Alt-A and $8 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2022:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,711	$1,486	$78	$63	$1,789	$1,549

Rating
AAA	$1,268	$1,125	$16	$14	$1,284	$1,139
AA	443	361	57	45	500	406
A	-	-	5	4	5	4
Total by rating (1)(2)(3)	$1,711	$1,486	$78	$63	$1,789	$1,549

Origination Year
2012 and prior	$12	$12	$11	$10	$23	$22
2013	88	88	-	-	88	88
2014	15	14	-	-	15	14
2015	28	26	-	-	28	26
2016	111	100	4	4	115	104
2017	338	309	-	-	338	309
2018	179	166	-	-	179	166
2019	311	268	-	-	311	268
2020	243	189	5	4	248	193
2021	220	167	44	33	264	200
2022	166	147	14	12	180	159
Total by origination year (1)(2)	$1,711	$1,486	$78	$63	$1,789	$1,549

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.6%	1.6%

(1)Does not include the amortized cost of trading securities totaling $186 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $186 million in trading securities consisted of $122 million of multiple property CMBS and $64 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $165 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $165 million in trading securities consisted of $105 million of multiple property CMBS and $60 million of single property CMBS.

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

As of September 30, 2022, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $307 million and $291 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of September 30, 2022, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Healthcare	$6,149	6.3%	$1,281	8.9%	$4,868	5.8%
Electric	8,404	8.6%	1,268	8.8%	7,136	8.6%
ABS	10,490	10.7%	1,006	7.0%	9,484	11.4%
Banking	7,082	7.2%	880	6.1%	6,202	7.4%
Technology	5,157	5.3%	773	5.4%	4,384	5.3%
Food and beverage	4,411	4.5%	694	4.8%	3,717	4.5%
Local authorities	2,686	2.7%	515	3.6%	2,171	2.6%
Manufacturing	3,166	3.2%	485	3.4%	2,681	3.2%
Industrial – other	2,128	2.2%	435	3.0%	1,693	2.0%
Pharmaceuticals	2,858	2.9%	395	2.7%	2,463	3.0%
Chemicals	2,328	2.4%	348	2.4%	1,980	2.4%
Natural gas	1,986	2.0%	332	2.3%	1,654	2.0%
Retail	2,045	2.1%	329	2.3%	1,716	2.1%
Brokerage asset management	2,059	2.1%	312	2.2%	1,747	2.1%
Property and casualty	1,927	2.0%	295	2.1%	1,632	2.0%
Life	1,755	1.8%	286	2.0%	1,469	1.8%
Midstream	2,014	2.1%	278	1.9%	1,736	2.1%
Transportation services	2,209	2.3%	270	1.9%	1,939	2.3%
Aerospace and defense	1,530	1.6%	243	1.7%	1,287	1.4%
Non-agency CMBS	1,769	1.8%	240	1.7%	1,529	1.8%
Automotive	1,584	1.6%	205	1.4%	1,379	1.7%
Wireless	1,187	1.2%	204	1.4%	983	1.2%
Utility – other	1,130	1.2%	203	1.4%	927	1.1%
Consumer products	1,293	1.3%	198	1.4%	1,095	1.3%
Integrated	997	1.0%	164	1.1%	833	1.0%
Railroads	925	0.9%	160	1.1%	765	0.9%
Wirelines	917	0.9%	157	1.1%	760	0.9%
Metals and mining	1,058	1.1%	146	1.0%	912	1.1%
Government sponsored	563	0.6%	136	0.9%	427	0.4%
Entertainment	866	0.9%	125	0.9%	741	0.9%
Project finance	1,003	1.0%	116	0.8%	887	1.1%
Leisure	695	0.7%	114	0.8%	581	0.7%
Cable – satellite	636	0.7%	113	0.8%	523	0.6%
Building materials	850	0.9%	113	0.8%	737	0.9%
Health insurance	688	0.7%	102	0.7%	586	0.7%
Independent	771	0.8%	102	0.7%	669	0.8%
Industries with unrealized losses					-
less than $100 million	10,447	10.7%	1,357	9.5%	9,090	10.9%
Total by industry	$97,763	100.0%	$14,380	100.0%	$83,383	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	88.0%		100.0%		85.5%

As of September 30, 2022, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $51 million and $47 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2022
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,864	$1,264	$18,128	99.9%
Delinquent (1)	-	9	9	0.0%
Foreclosure (2)	-	20	20	0.1%
Total mortgage loans on real estate before allowance	16,864	1,293	18,157	100.0%
Allowance for credit losses	(80)	(11)	(91)
Total mortgage loans on real estate	$16,784	$1,282	$18,066

	As of December 31, 2021
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,168	$889	$18,057	99.8%
Delinquent (1)	-	14	14	0.1%
Foreclosure (2)	-	16	16	0.1%
Total mortgage loans on real estate before allowance	17,168	919	18,087	100.0%
Allowance for credit losses	(79)	(17)	(96)
Total mortgage loans on real estate	$17,089	$902	$17,991

(1)As of September 30, 2022, no commercial mortgage loans and 22 residential mortgage loans were delinquent. As of December 31, 2021, 2 commercial mortgage loans and 31 residential mortgage loans were delinquent.

(2)As of September 30, 2022, no commercial mortgage loans and 42 residential loans were in foreclosure. As of December 31, 2021, no commercial mortgage loans and 34 residential mortgage loans were in foreclosure.

As of September 30, 2022, there were 3 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 36 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $14 million. As of December 31, 2021, there were 4 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 50 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $22 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent as of September 30, 2022, and December 31, 2021, was less than $1 million. The total outstanding principal and interest on the residential mortgage loans on real estate that were three or more payments delinquent as of September 30, 2022, and December 31, 2021, was $9 million and $14 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Segment
Annuities	$6,701	$6,732
Retirement Plan Services	4,260	4,326
Life Insurance	3,636	3,890
Group Protection	1,436	1,435
Other Operations	2,033	1,608
Total mortgage loans on real estate	$18,066	$17,991

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of September 30, 2022			As of September 30, 2022
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,273	31.4%	CA	$4,575	27.3%
Industrial	4,072	24.3%	TX	1,498	8.9%
Office building	3,701	22.1%	NY	1,063	6.3%
Retail	2,562	15.3%	PA	861	5.1%
Other commercial	743	4.4%	FL	811	4.8%
Hotel/motel	226	1.3%	MD	705	4.2%
Mixed use	207	1.2%	WA	664	4.0%
Total	$16,784	100.0%	GA	631	3.8%
Geographic Region			TN	556	3.3%
Pacific	5,532	33.0%	AZ	556	3.3%
South Atlantic	3,489	20.8%	OH	432	2.6%
Middle Atlantic	2,198	13.1%	VA	423	2.5%
West South Central	1,636	9.7%	NC	407	2.4%
East North Central	1,201	7.2%	WI	328	2.0%
Mountain	1,177	7.0%	SC	309	1.8%
East South Central	677	4.0%	IL	306	1.8%
West North Central	469	2.8%	UT	299	1.8%
New England	374	2.2%	Non U.S.	31	0.2%
Non U.S.	31	0.2%	All other states	2,329	13.9%
Total	$16,784	100.0%	Total	$16,784	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of September 30, 2022
	Commercial	Residential	Total	%
Principal Repayment Year
2022	$228	$4	$232	1.3%
2023	851	17	868	4.8%
2024	955	17	972	5.3%
2025	1,066	18	1,084	6.0%
2026	1,403	19	1,422	7.8%
2027 and thereafter	12,391	1,184	13,575	74.8%
Total	$16,894	$1,259	$18,153	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Annuities	$(4)	$18	$6	$55
Retirement Plan Services	(2)	10	4	33
Life Insurance	(51)	144	38	437
Group Protection	(2)	12	4	36
Other Operations	(1)	4	1	13
Total (1)	$(60)	$188	$53	$574

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2022, and December 31, 2021, alternative investments included investments in 332 and 311 different partnerships, respectively, and the portfolio represented approximately 2% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of September 30, 2022, and December 31, 2021, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $8 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Investment Income
Fixed maturity AFS securities	$1,131	$1,099	$3,279	$3,300
Trading securities	48	44	134	128
Equity securities	4	1	9	2
Mortgage loans on real estate	173	170	511	510
Policy loans	26	30	76	90
Cash and invested cash	5	-	7	-
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	14	56	96	129
Alternative investments (2)	(60)	188	53	574
Consent fees	2	4	4	7
Other investments	37	25	76	44
Investment income	1,380	1,617	4,245	4,784
Investment expense	(54)	(41)	(137)	(114)
Net investment income	$1,326	$1,576	$4,108	$4,670

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	3.96%	3.93%	3.84%	3.94%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.04%	0.17%	0.10%	0.13%
Alternative investments	-0.18%	0.55%	0.05%	0.57%
Net investment income yield on invested assets	3.82%	4.65%	3.99%	4.64%

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity

Liquidity refers to our ability to generate adequate amounts of cash from our normal operations to meet cash requirements with a prudent margin of safety. Our ability to generate and maintain sufficient liquidity depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below.

When considering our liquidity, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC is largely dependent upon the dividend capacity of its insurance subsidiaries as well as their ability to advance or repay funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance. Based on the sources of liquidity available to us as discussed below, we currently expect to be able to meet the holding company’s ongoing cash needs.

Capital

Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below. Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations. These poor market conditions may reduce our insurance subsidiaries’ statutory surplus and RBC.

Reductions to our subsidiaries’ statutory surplus and RBC may cause them to retain more capital, which may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. As a result of this quarter’s annual assumption review, we expect an estimated $550 million statutory capital impact in the fourth quarter of 2022. We believe we have adequate capital to operate our business as we replenish statutory capital back to our targeted levels. For more information, see “Insurance Subsidiaries’ Statutory Capital and Surplus” below.

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2021 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our stockholders, to repurchase our stock and to repay debt. Our operating activities provided (used) cash of $3.4 billion and $108 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Dividends from Subsidiaries
LNL	$275	$300	$580	$795
Lincoln Investment Management Company	-	20	16	20
Lincoln National Management Corporation	-	-	7	-
Lincoln National Reinsurance Company (Barbados) Limited	-	-	85	75
Total dividends from subsidiaries	$275	$320	$688	$890

Interest from Subsidiaries
Interest on inter-company notes	$31	$29	$87	$84

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

Insurance Subsidiaries’ Statutory Capital and Surplus

Our insurance subsidiaries must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of the capital adequacy of our insurance subsidiaries. The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, as a reduction in our insurance subsidiaries’ surplus will affect their RBC ratios and dividend-paying capacity. For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2021 Form 10-K.

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to XXX and AG38, respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of September 30, 2022, was $2.1 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 12 in our 2021 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.9 billion to finance a portion of the excess reserves as of September 30, 2022; of this amount, $3.1 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 3 in our 2021 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves. We also utilize inter-company reinsurance arrangements to manage our hedge program for variable annuity guarantees.

Changes in equity markets may also affect the capital position of our insurance subsidiaries. We may decide to reallocate available capital among our insurance subsidiaries, including our captive reinsurance subsidiaries, which would result in different RBC ratios for our insurance subsidiaries. In addition, changes in the equity markets can affect the value of our variable annuity and variable universal life insurance separate accounts. When the market value of our separate account assets increases, the statutory surplus within our insurance subsidiaries also increases. Contrarily, when the market value of our separate account assets decreases, the statutory surplus within our insurance subsidiaries may also decrease, which will affect RBC ratios, and in the case of our separate account assets becoming less than the related product liabilities, we must allocate additional capital to fund the difference.

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of our life insurance subsidiaries.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt, or other types of securities, to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the nine months ended September 30, 2022, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$300	$-	$(300)	$-	$500	$500

Long-Term Debt
Senior notes	$4,867	$300	$-	$(154)	$(512)	$4,501
Term loans	250	-	-	-	-	250
Subordinated notes (3)	995	-	-	-	-	995
Capital securities (3)	213	-	-	-	-	213
Total long-term debt	$6,325	$300	$-	$(154)	$(512)	$5,959

(1)Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)As of September 30, 2022, consisted of $500 million 4.00% senior notes that mature on September 1, 2023.

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

LNC made interest payments to service debt of $73 million and $216 million for the three and nine months ended September 30, 2022, respectively, compared to $70 million and $214 million, respectively, for the corresponding periods in 2021.

For additional information about our short-term and long-term debt, see Note 12 in our 2021 Form 10-K and Note 10 herein.

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of $80 million and $145 million for the three and nine months ended September 30, 2022, respectively, compared to zero and $65 million, respectively, for the corresponding periods in 2021.

Return of Capital to Common Stockholders

One of our primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Free cash flow for the holding company generally represents the amount of dividends and interest received from subsidiaries less interest paid on debt. We paused our common stock repurchases under our buyback program beginning in the fourth quarter of 2022. For additional information regarding share repurchases, see “Part II – Item 2(c)” below.

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Dividends to common stockholders	$77	$79	$234	$240
Repurchase of common stock	50	200	550	455
Total cash returned to common stockholders	$127	$279	$784	$695

Number of shares repurchased	1.0	3.1	8.7	7.2

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of September 30, 2022, the holding company had a net outstanding receivable (payable) of $411 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

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

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2022, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $6.1 billion. As of September 30, 2022, LNL had outstanding borrowings of $3.1 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2022, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of September 30, 2022, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $300 million. In addition, our insurance and reinsurance subsidiaries had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of September 30, 2022. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2022, we were in a net collateral payable position of $3.2 billion compared to $4.9 billion as of December 31, 2021. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2021 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

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

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of A-/Baa1 (S&P/Moody’s) as of September 30, 2022. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2021 Form 10-K for more information.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to In re: Lincoln National COI Litigation, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). On August 9, 2022, the court denied plaintiffs’ motion for class certification. Plaintiffs have indicated their intent to file a new class certification motion.

Reference is made to In re: Lincoln National 2017 COI Rate Litigation, previously disclosed in our 2021 Form 10-K. On August 9, 2022, the court denied plaintiffs’ motion for class certification. Plaintiffs have indicated their intent to file a new class certification motion.

Reference is made to Angus v. The Lincoln National Life Insurance Company, previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (“Second Quarter 2022 Form 10-Q”). On August, 26, 2022, LNL filed a motion to dismiss this case.

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, previously disclosed in our 2021 Form 10-K and Second Quarter 2022 Form 10-Q. On September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision with respect to plaintiff’s appeal of the July 2021 decision granting LLANY’s motion to dismiss, and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question, and has set a briefing schedule.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended September 30, 2022 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
7/1/22 – 7/31/22	-	$-	-	$764

8/1/22 – 8/31/22	1,019,675	49.06	1,019,675	714

9/1/22 – 9/30/22	-	-	-	714

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended September 30, 2022, there were 1,019,675 shares purchased as part of publicly announced plans or programs.

(2)On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion.  As of September 30, 2022, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 102, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2022

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
Dated: November 3, 2022