Form 10-K
period 2022-12-31
LINCOLN NATIONAL CORP
filed 2023-02-16
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_______________________________________________________________________________________________________

FORM 10-K

_______________________________________________________________________________________________________

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Commission File Number 1-6028

_______________________________________________________________________________________________________

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

_______________________________________________________________________________________________________

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor-Chester Road, Suite A305, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 583-1400

_______________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	LNC	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 9.000% Non-Cumulative Preferred Stock, Series D	LNC PRD	New York Stock Exchange

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

Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $7.0 billion. Shares of common stock held by each executive officer and director and each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2023, 169,220,989 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 25, 2023, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation, group protection and retirement income products and solutions. LNC was organized under the laws of the state of Indiana in 1968. We currently maintain our principal executive offices in Radnor, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.

We provide products and services and report results through four segments as follows:

Business Segments
Life Insurance
Annuities
Group Protection
Retirement Plan Services

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products. LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services. The distribution occurs primarily through consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”) and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2022, LFD had approximately 510 internal and external wholesalers (including sales and relationship managers). As of December 31, 2022, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 11,900 active producers who placed business with us within the last 24 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 21.

BUSINESS SEGMENTS AND OTHER OPERATIONS

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, both single (including universal life insurance (“UL”), COLI and BOLI) and survivorship versions of indexed universal life insurance (“IUL”) and variable universal life insurance (“VUL”) products, linked-benefit products (which are UL and VUL with riders providing for long-term care costs), and critical illness and long-term care riders, which can be attached to IUL or VUL policies. Some of our products include secondary guarantees, which are discussed more fully below. Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest.

Life products can be classified as “fixed” (including indexed) or “variable” contracts. These classifications describe whether we or the contract holders bear the primary investment risk of the assets supporting the policy. This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

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

Products

We offer four categories of life insurance products, consisting of:

UL and IUL

UL insurance products provide life insurance with account values that earn rates of return solely based on company-declared interest rates. Contract holder account values are invested in our general account investment portfolio, so we bear the risk of investment performance. During 2022, we discontinued new sales of UL products with secondary guarantees. We continue to offer fixed IUL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account values earn credits based on the performance of indexes such as the S&P 500® Index. These products include Lincoln WealthPreserve® IUL and Lincoln WealthAccumulate® IUL.

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

As mentioned previously, we offer a survivorship version of our individual IUL products, Lincoln WealthPreserve® SIUL. This product insures two lives with a single policy and pays death benefits upon the second death.

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

We also offer a survivorship version of our individual VUL products, Lincoln SVULONE. This product insures two lives with a single policy and pays death benefits upon the second death.

We offer lifetime guaranteed benefit riders with our Lincoln VULONE and Lincoln SVULONE products. The ONE rider features guarantee to the contract holder that upon death, as long as secondary guarantee requirements have been met, the death benefit will be payable even if the account value equals zero.

Our secondary guarantee benefits maintain the flexibility of a UL or VUL policy, which allow a contract holder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited. Additional premium may be deposited to extend the length of the guarantee. For additional information on our reserves on UL and VUL products with secondary guarantees, see Note 10.

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

Some life products provide for critical illness or long-term care insurance by the use of riders attached to IUL or VUL policies. These riders allow the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified condition.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time. Some of our term life insurance products give the contract holder the option to reduce the death benefit at a future time. Scheduled policy premiums are required to be paid at least annually. These products include Lincoln TermAccel® Level Term and Lincoln LifeElements® Level Term.

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

Claims Administration

Claims service is handled primarily in-house, and claims examiners are assigned to each claim notification based on coverage amount, type of claim and the experience of the examiner. Claims meeting certain criteria are referred to senior claims examiners. A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities. A network of in-house legal counsel, compliance officers, medical personnel and an anti-fraud investigative unit also support claims examiners. A special team of claims examiners, in conjunction with claims management, focus on more complex claims matters such as claims incurred during the contestable period, beneficiary disputes and litigated claims. Long-term care claims are handled primarily by a third-party administrator.

ANNUITIES

Overview

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering variable annuities, fixed (including indexed) annuities and indexed variable annuities. Similar to the life insurance product classifications described above, the “fixed” and “variable” classifications describe whether we or the contract holders bear the investment risk of the assets supporting the contract. With “indexed variable” annuities, the extent to which we or the contract holders bear the investment risk of the assets is based on the investment allocations. The annuity classification also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products, as asset-based fees charged to variable products, or as both for indexed variable products.

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

Products

In general, an annuity is a contract between an insurance company and an individual in which the insurance company, after receipt of one or more premium payments, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract or as requested. Periodic payments can begin within 12 months after the premium is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity). This retirement vehicle helps protect an individual from outliving their money.

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

The GDB features offered include those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than: the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or an earnings enhancement on gains in the contract.

We offer the optional Lincoln ProtectedPaySM lifetime income suite, which provides a GWB and includes: Secure Core, Secure Plus and Secure Max, and Select Core, Select Plus and Select Max. All provide contract holders with protected lifetime income that is based on a maximum rate of the income base that grows annually for a specified period of time at the greater of a specified simple rate or account value growth. The riders provide higher income if the contract holder delays withdrawals. The Secure Core and Select Core riders are hybrid benefit riders combining aspects of GWB and GIB that provide a specified maximum rate of income. The Secure Plus and Secure Max riders and Select Plus and Select Max riders provide contract holders with protected lifetime income up to a specified maximum rate of the income base and a lower specified maximum rate of the income base if the account value falls to zero. Contract holders under the Secure riders are subject to the allocation of their account value to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the Select riders are subject to restrictions on the allocation of their account value within the various investment choices.

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

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals. We use a variety of hedging strategies to mitigate the risks to the statutory capital of our insurance subsidiaries associated with our guaranteed benefit riders. For more information on our hedging program, see “Introduction – Executive Summary – Significant Operational Matters – Variable Annuity Hedge Program” in the MD&A. For information regarding risks related to our guaranteed benefits and hedging strategies, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability,” and “Item 1A. Risk Factors – Market Conditions – Our hedging strategies may not be fully effective to offset the changes in the carrying value of the guarantees on certain of our products, which could result in volatility in our results of operations and financial condition under GAAP and in the capital levels of our insurance and reinsurance subsidiaries.”

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

Our fixed indexed annuities allow the contract holder to choose between a fixed interest crediting rate and an indexed interest crediting rate, which is based on the performance of the S&P 500® Index, the S&P 500 Daily Risk Control 5%TM Index, the S&P 500 Daily Risk Control 10%TM Index, the J.P. Morgan First Trust Balanced Capital Strength 6SM Index, the J.P. Morgan First Trust Balanced Capital Strength 5SM Index, the BlackRock Dynamic Allocation Index, or the Fidelity AIMSM Dividend Index. The indexed interest credit is guaranteed never to be less than zero.

We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products. For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss)” in the MD&A.

Indexed Variable Annuities

Lincoln Level Advantage® is our indexed variable annuity product, which is commonly referred to in the industry as a registered index-linked annuity. Lincoln Level Advantage provides the contract holder the ability to direct the investment of premium deposits into one or more variable funds and/or indexed accounts offered through the product. The value of the variable sub-accounts varies with the performance of the underlying variable funds chosen by the contract holder. The index interest crediting rate for an indexed account is based, in part, on the performance of an index. The available indices are the S&P 500® Index, the Russell 2000® Index, the MSCI EAFE, the Capital Strength Net Fee IndexSM, the First Trust American Leadership IndexTM and the NASDAQ-100 Index®.

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

We offer a GDB rider where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than the current contract value or the total deposits made to the contract, adjusted to reflect any partial withdrawals.

We also offer the i4LIFE® Advantage rider. This rider allows annuity contract holders access and control during a portion of the income distribution phase of their contract. This added flexibility allows the contract holder to access the account value for transfers and additional withdrawals.

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

We also offer hospital indemnity insurance as part of our suite of supplemental health solutions. Similar to our employer-sponsored group accident and critical illness insurance, hospital indemnity is offered to employees and their covered dependents and is predominantly purchased on an employee-paid basis. Hospital indemnity insurance provides scheduled benefits for hospital admission and daily confinement, as well as over 20 benefit triggers related to hospitalization due to an accident and/or illness.

Distribution

The Group Protection segment’s products are marketed primarily through a national distribution system. The managers and marketing representatives develop business through employee benefit brokers, consultants, TPAs and other employee benefit firms that work with employers to provide access to our products.

Competition

The group protection marketplace is very competitive. Principal competitive factors include product features, price, quality of customer service and claims management, technological capabilities, quality and efficiency of distribution and financial strength ratings. In this market, the Group Protection segment competes nationally with a number of major companies and regionally with other companies offering all or some of the products within our product set. In addition, there is competition in attracting brokers to actively market our products and attracting and retaining sales representatives to sell our products. Key competitive factors in attracting brokers include product offerings and features, financial strength, support services and compensation.

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

Claims Administration

Claims for the Group Protection segment are managed by in-house claim specialists. Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract or self-insured plan and in compliance with federal and state regulations. Efficient and accurate disability claims management is especially important to customer service satisfaction and segment results. Results can be impacted by both the incidence and the length of approved disability claims. The segment employs a variety of clinical experts, including employee and contract medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities and to assist in the development of return to work plans. The accuracy and speed of life claims are important customer service and risk management factors. Some life policies include a waiver of premium provision in the event of the insured’s disability. Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

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

•Through a group annuity contract, we offer a series of products intended to fulfill future needs of retirement security for our clients. By offering a GWB inside a retirement plan, we provide plan sponsors a solution that gives participants the ability to participate in the market and receive guaranteed income for life while still maintaining access to their plan account value. These products are available both to retirement plans where we provide plan recordkeeping services and those where we do not.

•Through a group annuity contract or funding agreement, we offer fixed return products to retirement plans and other institutional contract holders where we do not provide plan recordkeeping services. The fixed annuity or funding agreement is used within small, mid-large and large employer plan sponsors or institutional investors. The contract provides a conservative investment option for those seeking stability. In some cases, we earn investment margins on assets in the fixed account, and in other product versions we earn a fee on assets in the underlying custodial account.

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

Competition

The retirement plan marketplace is very competitive and comprised of many providers with no one company dominating the market for all products. As stated above, we compete with numerous other financial services corporations in the small, mid and large employer markets. The main factors upon which entities in this market compete are product strength, technology, service model delivery, participant education models, quality of wholesale distribution access to intermediary firms and brand recognition. Our key differentiator is our technology enabled, people-connected service model, which leverages digitally focused tools with personalized support and has been shown to drive positive outcomes for plan sponsors and participants.

OTHER OPERATIONS

Other Operations includes the financial data for operations that are not directly related to the business segments. Other Operations includes investments related to the excess capital in our insurance subsidiaries; corporate investments; benefit plan net liability; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity and insured funding-type of contracts; debt; and Spark program expenses. For more information on the Spark Initiative, see “Introduction – Executive Summary – Significant Operational Matters – Spark Initiative” in the MD&A.

REINSURANCE

Our reinsurance strategy is designed to protect our insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their contract holders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. Because we bear the risk of nonpayment by one or more of our reinsurers, we primarily cede reinsurance to well-capitalized, highly rated unaffiliated reinsurers. We also utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees. These inter-company agreements do not have an effect on the consolidated financial statements.

As of December 31, 2022, the policy for our reinsurance program was to retain up to $20 million on a single insured life. For more information, see Note 8.

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

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation. From time to time, the insurance laws, regulations, or regulatory guidance that specify the mortality and morbidity tables, interest rates and methods of valuation may be changed or interpreted differently, which may result in changes in the required reserves of our insurance subsidiaries. For more information on reserves, see “Critical Accounting Policies and Estimates – Future Contract Benefits” and “Critical Accounting Policies and Estimates – Other Contract Holder Funds” in the MD&A. For information on risks regarding changes in regulations, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our insurance subsidiary capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.”

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

Derivatives are used primarily for hedging purposes and, to a lesser extent, income generation. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in interest rate fluctuations, credit risks, foreign exchange risks, equity risks and the market-implied volatilities associated with guaranteed benefit riders available in our variable annuity products. In September 2022, we announced enhancements to our variable annuity hedge program that continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. The revised variable annuity hedge program, effective January 1, 2023, aligns with our increased strategic focus on maximizing the economic value as measured by distributable earnings, which is achieved by managing risks to capital generation due to market volatility. For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Consolidated Investments” in the MD&A, as well as Notes 1 and 4. For additional information on our variable annuity hedging program, see “Introduction – Executive Summary – Significant Operational Matters – Variable Annuity Hedge Program” in the MD&A.

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

The insurer financial strength rating scales of AM Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) are characterized as follows:

•AM Best – A++ to D

•Fitch – AAA to C

•Moody’s – Aaa to C

•S&P – AAA to D

As of February 13, 2023, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate us, were as follows:

	AM Best	Fitch	Moody's	S&P

The Lincoln National Life Insurance Company (“LNL”)	A	A+	A1	A+
	(3rd highest of 16)	(5th highest of 19)	(5th highest of 21)	(5th highest of 21)

Lincoln Life & Annuity Company of New York (“LLANY”)	A	A+	A1	A+
	(3rd highest of 16)	(5th highest of 19)	(5th highest of 21)	(5th highest of 21)

First Penn-Pacific Life Insurance Company (“FPP”)	A	A+	A1	A-
	(3rd highest of 16)	(5th highest of 19)	(5th highest of 21)	(7th highest of 21)

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

Our insurer financial strength ratings assigned by AM Best and S&P for LNL and LLANY and assigned by S&P for FPP are on outlook stable, and all of our other insurer financial strength ratings are on outlook negative. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating. Ratings are not recommendations to buy our securities. See “Liquidity and Capital Resources – Ratings” in the MD&A for a discussion of our credit ratings.

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

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws. Our captive reinsurance and reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators. We have not received any material adverse findings resulting from state insurance department examinations of our insurance, reinsurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2022.

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

In December 2022, the NAIC approved changes to Actuarial Guideline XLIX (“AG49”) that affect the way insurance companies are permitted to illustrate certain IUL products. We are required to comply with the amended guideline, AG49-B, for any IUL products sold on, or after, May 1, 2023, and such compliance could impact our sales of such products. The NAIC is also considering modifications to the economic scenario generator used to calculate life and annuity reserves according to the Valuation Manual (e.g., VM-20 and VM-21) and the required capital for these life and annuity contracts, as well as certain fixed annuity and single premium life insurance products, which could affect the level and volatility of statutory reserves and required capital for products in scope. These modifications are expected to be implemented by January 1, 2025, at the earliest. Effective December 31, 2022, the NAIC revised the C-2 mortality calculation that is expected to result in a small decrease in risk-based capital (“RBC”). For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our insurance subsidiary capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.” We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings, financial condition and results of operations.

For more information on statutory reserving and our use of captive reinsurance structures, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital –Subsidiaries’ Capital” in the MD&A.

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

Category	Name	Description
Asset risk – affiliates	C-0	Risk of declining value of insurance subsidiaries and risk from off-balance sheet and other miscellaneous accounts
Asset risk – others	C-1	Risk of assets’ default of principal and interest or fluctuation in fair value
Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest rate risk, health credit	C-3	Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to
risk and market risk		providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees
Business risk	C-4	Risk of general business

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

Accordingly, factors that have an impact on the total adjusted capital of our insurance subsidiaries, such as the permitted practices discussed above or changes in actuarial assumptions that cause us to increase our reserves, will also affect their RBC levels. Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

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

As of December 31, 2022, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below the “company action level” or below our targeted levels, which are significantly higher than the “company action level.” These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves such as through the issuance of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

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

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to numerous privacy laws and regulations. These laws require, among other things, that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure, disclose our collection practices to consumers and customers, and promptly notify and report certain types of incidents involving this data. The laws and regulations vary by jurisdiction, and it is expected that additional laws and regulations will continue to be enacted. While we employ robust and tested privacy and information security programs, as regulators establish further regulations for addressing consumer and customer privacy, we may need to amend our policies and adapt our internal procedures. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.” For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses.”

Federal Initiatives

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. The marketplace continues to evolve in the changing regulatory environment.

Financial Reform Legislation

Since it was enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has imposed considerable reform in the financial services industry. The ongoing implementation continues to present challenges and uncertainties for financial market participants. For instance, the Dodd-Frank Act and corresponding global initiatives imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business. As we post and collect initial margin in compliance with requirements that began in September 2021, we continue to evaluate the ways we are required to manage our derivatives trading and the attendant liquidity requirements. For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Implementation of the provisions of the European Market Infrastructure Regulation relating to the regulation of derivatives transactions subject us to margin requirements, the impact of which remains uncertain.”

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

In 2019, the SEC approved “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which requires broker-dealers and their representatives to act in the best interest of retail customers when making recommendations of any securities transaction, without putting their financial interests ahead of the interests of retail customers. The final rule includes guidance on what constitutes a “recommendation” and a definition of who would be a “retail customer” in addition to provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations.

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

In June 2020, the DOL proposed a new prohibited transaction exemption, which was finalized in December 2020. The new exemption went into effect on February 16, 2021, and had a transition period for compliance that extended into 2022. The new exemption allows the payment of compensation to investment advice fiduciaries who comply with the exemption’s requirements and generally tracks the standard set forth in Regulation Best Interest. Lawsuits challenging certain aspects of the rule and related guidance have been initiated, and there may be additional efforts to challenge or revise this rule in the future. In addition, the DOL has indicated in its regulatory agenda that it plans to issue updated proposed rulemaking related to fiduciary advice. It is uncertain at this point whether these changes would have a material impact on our business.

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

Federal Tax Legislation

In late 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act resulted in significant reforms for corporations (in addition to individuals), including a number of provisions that directly impacted insurance companies. The vast majority of the changes became effective January 1, 2018. Throughout 2022, the Internal Revenue Service and U.S. Treasury finalized published guidance on the various provisions of the Tax Act. The issuance of this and prior guidance has not changed our interpretation and related implementation of the law changes in the Tax Act.

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. The Inflation Reduction Act of 2022 also established a 1% excise tax on stock repurchases made by publicly traded corporations. Both provisions are effective for tax years beginning after December 31, 2022. We are currently evaluating the impact of the corporate alternative minimum tax on our business, results of operations and financial condition.

We will continue to be actively engaged with policymakers including the Biden Administration to ensure the impacts of tax policy changes on our business and our customers are well understood.

Outside of potential tax law changes, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. As a result, the Social Security Administration’s 2022 Annual Report projects that the SSDI reserves will not be depleted until 2035.

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

SECURE Act

In December 2019, President Trump signed into law the Setting Every Community Up for Retirement Enhancement Act (the “SECURE Act”). Most of the provisions of the SECURE Act were effective for plan years beginning after December 31, 2019. Among other things, the provisions of the SECURE Act make it easier for employers to offer lifetime income options in defined contribution retirement plans, facilitate the ability of small employers to offer access to retirement savings vehicles to their employees and increase opportunities for workers to save by enhancing retirement plan automatic enrollment and escalation features. Congress continued to build on the value created by the SECURE Act by passing SECURE Act 2.0 on December 29, 2022. This legislation also helps increase plan adoption and savings opportunities, while also making the offering of lifetime income in plans more feasible. We believe that the financial services industry will continue to benefit from the adoption of these legislative changes through continued or increased savings in retirement and annuity solutions, including through the utilization of Lincoln’s suite of offerings.

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

In addition, certain of our regulators have proposed or adopted, or may propose or adopt, environmental, social and governance (“ESG”) rules or standards that would apply to our business. For example, in March 2022, the SEC proposed extensive rule changes that would require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations” and “– Climate change and climate change regulation may adversely affect our investment portfolio and financial condition.”

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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2022, we had a total of 11,316 employees, all based in the United States. Our mission is to help Americans achieve financial peace of mind by offering leading products and services. We believe that every move we make, including how we manage talent, shapes the future we share with our customers, communities and investors. Accordingly, each of our employees has access to important resources designed to, among other things, help them improve their well-being, understand the value of their work, develop their careers and thrive in a diverse and inclusive environment. From the moment our employees become part of Lincoln, they’re empowered to “Be Lincoln” by living and acting with integrity and optimism in their communities, relationships and daily interactions with colleagues and clients. Our enterprise strategy is driven by continued focus on this unique employee culture, including the following key areas:

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

Our Board of Directors provides executive oversight of stated priorities, progress and strategic plans to support diversity, equity and inclusion across the enterprise. Lincoln’s commitment to diversity, equity and inclusion begins at the highest level of management as a formal expectation of our leaders and all employees, as part of our performance management process. In 2022, we launched an annual Diversity, Equity and Inclusion conference available to all employees, featuring internal and external speakers and educational sessions. Our employees are actively involved in our efforts to further diversity, equity and inclusion at the company and beyond, through the work of our seven Business Resource Groups (“BRGs”). We maintain our BRG chapters nationwide across seven categories: African American, Asian American, Latino, LGBTQ+, People with Disabilities, Veterans and Women. Each BRG is sponsored and supported by senior leaders across the enterprise.

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

Talent and Development

Our talent strategy supports Lincoln’s ability to identify, develop, engage, retain and reward the talent we need for success in a competitive environment of constant change. Our employees work together with their managers to learn new skills, create an annual individual development plan and shape their careers. Their collaborative efforts are backed by a variety of resources we make available and guided by our Career Framework, which provides tools and resources to help employees discover, assess, plan and invest in their careers. In 2022, we launched Get CAREER FIT, an enterprise-wide program to support all employees in creating a specific and targeted development plan. This boot-camp style program includes expert advice, exercises and tools to clarify career aspirations and define specific steps to achieve success. As part of the program, managers attend virtual instructor-led training to support their effectiveness in having development conversations with their direct reports.

Our vision is to foster a premier learning culture, one that enhances leadership effectiveness, accelerates employee development and helps drive business performance. Employees can access a range of learning and development opportunities including numerous instructor-led, self-paced and curated courses. We have partnered with Harvard Business Publishing, a subsidiary of Harvard Business School, to offer courses specifically designed for our mid-level employees and senior level leaders. All Lincoln employees can also access open online courses offered through third-party providers, including TED@Work and Harvard Business Publishing. In 2022, we launched a new Learner Experience Platform that serves as the front door to all of our learning content, courses and programs.

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

We offer paid time off and various flexible work arrangements, as part of a new hybrid work model that was informed by direct feedback from our workforce. In addition, we offer benefits and wellness programs focusing on the physical, emotional, social and financial well-being of our employees. For eligible employees, such programs include:

•a subsidized medical plan with domestic partner eligibility, plus optional dental and vision, a health savings account with a company contribution and a healthcare flexible spending account;

•a well-being program that provides access to personal health coaches, health screenings and flu shots, discounts and reimbursements for programs that promote health;

•an employee assistance program (“EAP”) that provides counseling and tools to manage well-being;

•paid parental leave and adoption assistance programs;

•fertility, pregnancy and parenting support;

•a dependent care flexible spending account;

•access to Homework Connection which, provides one-on-one, on-demand homework help to students at no cost to employees;

•dedicated Lincoln Financial Retirement Consultants to evaluate employee retirement readiness and help them map out ways to improve their readiness; in addition to an independent financial wellness advisor for complete financial well-being assistance;

•our employee 401(k) plan with a company match and other convenient features; and

•accident and critical illness insurance coverages, short- and long-term disability plans and company-provided life insurance.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Major central bank policy actions, inflation, recessionary conditions and political policy uncertainty remain key challenges for markets and our business. These macro-economic conditions have in the past and may in the future have an adverse effect on us given our credit and equity market exposure. In the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss and ratings downgrades due to market volatility.

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by inflation, recessionary conditions, higher unemployment, lower disposable income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we have experienced and expect to continue to experience an elevated incidence of claims, and we could experience changes in the rate of lapses or surrenders of policies or other changes in consumer behavior as a result of financial stress. Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy have in the past and could in the future affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements.

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

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products. However, because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease. For additional information on our guaranteed crediting rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

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

Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals.

Throughout 2022, the Federal Reserve increased the federal funds rate target range to combat inflation. In February 2023, the Federal Reserve announced an additional 25 basis points increase, when it set the range at 4.50% to 4.75% and reiterated its commitment to implement and maintain policy as needed to bring inflation down. In periods of rapidly increasing interest rates, such as that we are experiencing currently, while higher interest rates will lead to higher yields on our asset portfolios, such increases in yield may be more than offset by increases in crediting rates necessary to keep our interest-sensitive products competitive and potentially higher borrowing costs, thus lowering our spreads. In such a scenario, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.

An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio and capital position, for example, by decreasing the estimated fair values of the fixed-income securities that comprise a substantial portion of our investment portfolio. This decline in the fair value of fixed-income securities can have an adverse impact on our capital position, particularly from a GAAP perspective, as the decline in fair value of fixed-income securities may not be offset by a corresponding decline in the value of liabilities due to higher interest rates. An increase in interest rates could also result in decreased fee income associated with a decline in the value of variable annuity account values invested in fixed-income funds. In addition, statutory capital requirements for certain fixed annuity and single premium life insurance products incorporate stochastic projections that can result in increased capital requirements, particularly as interest rates increase, which may affect our reported RBC ratio.

Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. These outflows may require investments to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses that reduce our capital position. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds. Furthermore, unanticipated increases in withdrawals and terminations may accelerate amortization of our deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) assets, which would reduce net income.

Because the equity markets impact the profitability and expected profitability of many of our products, changes in equity markets may significantly affect our business and profitability.

The fee income that we earn on certain products, including variable annuities, is based primarily upon account values, and the fee income that we earn on VUL policies is partially based upon account values. Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee income. Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

Certain of our variable annuity and fixed indexed annuity products include optional guaranteed benefit riders, including GDB (variable annuity only) and GLB riders. The fair value of these guaranteed benefit riders is impacted by changes in equity markets, interest rates, volatility, foreign exchange rates and credit spreads. Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the guaranteed benefit riders liability and would result in an increase to our earnings. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase to the guaranteed benefit riders liability and would result in a decrease to our earnings.

Certain of our VUL products include secondary guarantees. We accrue additional liabilities for these secondary guarantees, and these liabilities are impacted by changes in equity markets. Accordingly, strong equity markets generally decrease these additional liabilities. Conversely, a decrease in the equity markets will generally increase these additional liabilities. We use a hedge to partially mitigate the risk related to equity market volatility and are evaluating other financing solutions, but there can be no guarantee that our hedge or other solutions will be fully effective to mitigate this risk.

Our hedging strategies may not be fully effective to offset the changes in the carrying value of the guarantees on certain of our products, which could result in volatility in our results of operations and financial condition under GAAP and in the capital levels of our insurance and reinsurance subsidiaries.

We use a variety of hedging strategies to mitigate the risks to the capital of our insurance and reinsurance subsidiaries associated with certain guarantees on our variable products. However, the hedging strategies may not be fully effective to offset the changes in the carrying value of these guarantees, as our hedging strategies hedge risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial condition under GAAP. Changes from period to period in the valuation of these guarantees, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial condition under GAAP and in the capital levels of our insurance and reinsurance subsidiaries. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees.

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

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2022, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries that would have a material adverse effect on our results of operations or financial condition.

Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

Many of the employees and associates who conduct our business have access to, and routinely process, personal information through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, our employees and our associates, including service providers, distribution partners, independent agents and others. It is possible that an employee or associate could, intentionally or unintentionally, disclose or misappropriate confidential consumer or client information or our data could be the subject of a cybersecurity attack. State and federal laws and regulations also require us to disclose our data collection and sharing practices to our consumers and customers and to provide certain consumers and customers with access to certain pieces of their personal information, the right to request correction of their information, the right to request deletion of their information, and the right to opt out of certain tracking, sharing and processing. We rely on various internal processes and associates to report our practices accurately and to respond appropriately to consumer and customer requests. We cannot predict what, if any, actions from U.S. state and federal regulators may be taken if we fail to maintain these processes or if we or our associates fail to comply with our policies or procedures. If we or our associates fail to comply with applicable processes, policies, procedures and controls, misappropriation or intentional or unintentional inappropriate disclosure or misuse of consumer or client information, or violation of applicable state or federal laws, could occur. Such an event could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties, which, in turn, could have a material impact on our business, financial condition and results of operations.

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

Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations.

Certain existing or potential investors, customers, regulators and other stakeholders evaluate our business or other practices according to a variety of ESG standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. For example, in March 2022, the SEC proposed extensive rule changes that would require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC. ESG-related rules, guidance and policies may impose additional costs, cause changes to our corporate governance and risk management practices and expose the industry to new or additional risks.

Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our ESG-related commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators or others. We may face adverse regulatory, investor, customer, media or public scrutiny leading to business, reputational or legal challenges, which could adversely affect our reputation or otherwise adversely affect our business and results of operations, including but not limited to the ability to sell products, policyholder retention and increased cost of financing.

Federal or state regulatory actions could result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

Our broker-dealer and investment adviser subsidiaries as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC, FINRA and/or state securities regulators. Applicable laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, advisers, registered representatives, associated persons and employees. In recent years, there has been increased scrutiny by these bodies, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

Changes to laws or regulations could adversely affect our distribution model and may result in additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business.

In 2019, the SEC approved “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Exchange Act, which requires broker-dealers and their representatives to act in the best interest of retail customers when making recommendations of any securities transaction, without putting their financial interests ahead of the interests of retail customers. Among other things, the final rule includes provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations. In addition, the SEC approved the use of a new disclosure document, Form CRS, which is intended to provide retail investors with information about the nature of their relationship with their investment professional and supplements other more detailed disclosures. Regulation Best Interest and Form CRS became effective as of September 10, 2019, with a transition period for compliance through June 30, 2020, as of which date broker-dealers were required to be compliant.

In June 2020, the DOL proposed a new prohibited transaction exemption, which was finalized in December 2020. The new exemption went into effect on February 16, 2021, and had a transition period for compliance that extended into 2022. The new exemption allows the payment of compensation to investment advice fiduciaries who comply with the exemption’s requirements and generally tracks the standard set forth in Regulation Best Interest. Lawsuits challenging certain aspects of the rule and related guidance have been initiated, and there may be additional efforts to challenge or revise this rule in the future. In addition, the DOL has indicated in its regulatory agenda that it plans to issue proposed rulemaking related to fiduciary advice. It is uncertain at this point whether these changes would have a material impact on our business.

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

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. We are currently evaluating the impact of the impact of this new alternative minimum tax on our business, results of operations and financial condition.

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

Climate change and climate change regulation may adversely affect our investment portfolio and financial condition.

Climate change and climate change regulation may affect the prospects of companies and other entities whose securities we hold or our willingness to continue to hold their securities. Climate change could also impact our counterparties and other third parties, including, among others, reinsurers and derivatives counterparties. Additionally, the value of investments, including real estate investments we hold, and the broader market indices could be adversely affected, which may impact our product profitability and the ability to write new business. Although we have performed, and will continue to perform, climate change scenario analyses with respect to the investments in portions of our general account, we cannot accurately predict the long-term impacts on us or our portfolio from climate change or related regulation.

Implementation of the provisions of the European Market Infrastructure Regulation relating to the regulation of derivatives transactions subjects us to margin requirements, the impact of which remains uncertain.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and corresponding global initiatives, including the European Market Infrastructure Regulation implemented in 2012, imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business. The European Market Infrastructure Regulation and matching U.K. rules impose initial margin requirements that largely correspond to the requirements of the Dodd-Frank Act. As an exception, our Europe-based swap providers may be subject to additional margin requirements with respect to equity options beginning in 2024, which may require us to post and collect additional initial margin. Until the application of initial margin requirements is complete, the impact of these provisions on liquidity and capital resources remains uncertain.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are prepared in accordance with GAAP as identified in the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”). From time to time, we are required to adopt new or revised accounting standards or guidance that are incorporated into the FASB ASC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to the consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Specifically, in August 2018, the FASB released Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts. We began accounting under the new method as of the January 1, 2023, effective date, which has resulted in significant changes to how we account for and report our insurance contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measuring of market risk benefits (“MRBs”) and changing the amortization of DAC and DAC-like intangibles.  See Note 2 for more information regarding our adoption of this standard. See also “Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability” above.

Our domestic insurance subsidiaries are subject to SAP. Any changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.

The NAIC also adopts changes to its regulations from time to time, which, depending on the scope of the change, could materially affect our financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation.”

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

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions related to the transfer of funds and payment of dividends to LNC, including statutory limitations on the amount of dividends that can be paid. In addition, payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws of their respective jurisdictions requiring that our insurance subsidiaries hold a specified amount of minimum reserves in order to meet future obligations on their outstanding policies. In order to meet their claims-paying obligations, our insurance subsidiaries regularly monitor their reserves to ensure we hold sufficient amounts to cover actual or expected contract and claims payments. At times, we may determine that reserves in excess of the minimum may be needed to ensure sufficiency. See “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends” in the MD&A for additional information regarding these restrictions and requirements.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as principles-based reserving, our inability to obtain reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting treatment, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). In extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our VUL insurance guarantees and variable annuity guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves reduce the statutory surplus used in calculating our RBC ratios. Most of these factors are outside of our control. Our credit and insurer financial strength ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries. For example, shortly after our announcement in November 2022 that we expected decreases to our statutory capital and RBC ratio by the end of 2022, AM Best downgraded LNC’s short and long-term issuer credit ratings and the financial strength ratings of LNL and LLANY, due in part to a decrease in our capital, and revised its ratings outlooks from stable to negative for LNC and FPP, while Moody’s and Fitch revised their short and long-term issuer credit and financial strength ratings outlooks for LNC and its insurance subsidiaries from stable to negative. See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Ratings” in the MD&A for a full description of our ratings and ratings outlooks, including our S&P ratings and outlooks, certain of which were also downgraded or revised in November 2022 prior to our above-referenced announcement.

In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. For example, S&P has announced that it plans to propose changes to its insurer RBC capital adequacy model, which, depending on the final changes, could increase the amount of statutory capital we are required to hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing, which may be on terms not as favorable as in the past.

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

We rely on our credit facilities as a potential source of liquidity. We also use the credit facilities as a potential backstop to provide statutory reserve credit. Our credit facilities are available to provide reserve credit to LNL in such a case. If we were unable to access our facility in such circumstances, it could materially impact LNL’s capital position. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight.

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

The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amount or the timing of the payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims, which would adversely affect our financial condition and results of operations. In addition, increases in reserves have a negative effect on income from operations in the quarter incurred and could also have a negative impact in future periods. For example, in the third quarter of 2022, we incurred a substantial charge related to the company’s annual review of DAC and reserve assumptions, related primarily to updated lapse assumptions related to UL products with secondary guarantees in response to emerging experience, combined with recently validated external industry perspectives. This charge also impacted our statutory capital in the fourth quarter of 2022. For more information on our annual assumption review, see “Critical Accounting Policies and Estimates – Annual Assumption Review” in MD&A. For information on impacts to our statutory capital, see “Liquidity and Capital Resources – Overview – Capital” in the MD&A.

We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred income tax assets.

If our businesses do not perform well and/or their estimated fair values decline or the price of our common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition. For example, during the third quarter of 2022, we recorded goodwill impairment of $634 million related to our Life Insurance segment. Future reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, although they would not affect the statutory capital of our insurance subsidiaries. For more information on goodwill, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 9.

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

Pandemics and other catastrophes have impacted, and may in the future, adversely impact liabilities for contract holder claims.

Our insurance operations are exposed to the risk of catastrophic mortality and morbidity, such as that caused by a pandemic, an act of terrorism, natural disaster or other event that causes a large number of deaths, injuries or illnesses. In addition, in our group insurance operations, an event that affects the workplace of one or more of our group insurance customers, such as a pandemic or a natural disaster, could also cause a significant loss due to mortality or morbidity claims. Due to the COVID-19 pandemic that emerged in the first quarter of 2020, we experienced higher mortality claim payments due to an elevation in claim incidence. In addition, we experienced an increase in short-term and long-term disability claims related to the pandemic. This elevated level of claim incidence negatively impacted our earnings in each of the last three years. We expect COVID-19-related mortality to continue to follow U.S. death trends. The likelihood, timing or severity of a future pandemic or other catastrophe cannot be predicted. Additionally, the impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. The continuation of the COVID-19 pandemic, or future pandemics or other catastrophic events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Pandemics, natural disasters and man-made catastrophes, including terrorism, may produce significant damage in larger areas, especially those that are heavily populated. Although our investment, product and physical exposures are diversified (e.g., geographically), reducing the enterprise impact to catastrophic events, claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Accordingly, our ability to write new business could also be affected.

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

In November 2021, we formally communicated a new expense savings initiative, the Spark Initiative, focused on driving efficiencies throughout all aspects of our business, from leveraging automation to simplifying and improving process efficiency. In addition, this program is targeting benefits beyond cost savings, including improving the way we work by focusing on reskilling and upskilling our valuable employee base. The multi-year program will require significant investment and resource prioritization. If we do not successfully manage and execute the Spark Initiative, or if the program is inadequate or ineffective, we may not achieve all of the cost savings we expect from the initiative, or projected savings may be delayed or not sustained. In addition, our investments related to the program may be greater than expected, and the work we are undertaking with respect to the initiative could result in disruption of our business or distraction of our management and employees. If any of these risks occur, our business, financial condition and results of operations could be materially affected.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”). As of December 31, 2022, we ceded $831.5 billion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MD&A and Note 8.

The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform due diligence on all reinsurers, including, but not limited to, a review of creditworthiness prior to entering into any reinsurance transaction, and we review our reinsurers on an ongoing basis to monitor credit ratings. To support balances due and allow reserve credit when reinsurance is obtained from reinsurers not authorized to transact business in the applicable jurisdictions, we also require assets in trust, LOCs or other acceptable collateral. Despite these measures, the insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract by a large reinsurer or multiple reinsurers could have a material adverse effect on our results of operations and financial condition. For information on reinsurance-related credit losses, see Note 8.

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements. The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business. An increase in reinsurance rates may affect the profitability of our insurance business. Additionally, such a rate increase could result in our recapture of the business, which may result in a need for additional reserves and increase our exposure to claims. In recent years, we have faced a number of rate increase actions on in-force business, and reinsurers have initiated, and may in the future initiate, legal proceedings against us. Our management of these rate increase actions and the outcomes of legal proceedings have not to date had a material effect on our results of operations or financial condition, but we can make no assurance regarding the impact of future rate increase actions or outcomes of legal proceedings. See Note 13 for a description of reinsurance-related actions.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain qualified employees. Intense competition exists for employees with demonstrated ability, and the competition for talent has increased during the last two years. In addition, opportunities to work remotely have expanded the reach of recruiters and options for employees. As a result of this competition, we may be unable to hire or retain the qualified employees we need to support our business. Further, the unexpected loss of services of one or more of our key employees could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial condition. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining employees, including financial advisers, wholesalers and other employees, as well as independent distributors of our products.

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

Our information systems are critical to the operation of our business. We collect, process, maintain, retain and distribute large amounts of personal financial and health information and other confidential and sensitive data about our customers in the ordinary course of our business. Our business therefore depends on our customers’ willingness to entrust us with their personal information. Any failure, interruption or breach in security could result in disruptions to our critical systems and adversely affect our customer relationships. In addition, our flexible hybrid work model, which allows the majority of our employees to work remotely on a regular basis, could increase our operational risk in these areas, including, but not limited to, cybersecurity risks, discussed further below.

Publicly reported cyber-security threats and incidents have increased over recent periods, including a proliferation of ransomware attacks. Although our computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date, we have not had a material security breach. While we employ a robust and tested information security program, the preventative actions we take to reduce the incidence and severity of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks, including ransomware and malware attacks, attacks targeting remote workers, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems, and, given the increasing sophistication of cyberattacks, in some cases, such incidents could occur and persist for an extended period of time without detection. As a result, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated. Such an occurrence may impede or interrupt our business operations, adversely affect our reputation or lead to increased expense, any of which could adversely affect our business, financial condition and results of operations.

In the event of a disaster such as a natural catastrophe, pandemic, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify affected individuals about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. For more information, see “Legislative, Regulatory and Tax – State Regulation – Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

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

Our ratings and the ratings of our principal insurance subsidiaries are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or we can maintain our current ratings. See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Ratings” in the MD&A for a description of our ratings. See also “A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” above.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of certain insurance subsidiaries are not maintained at specified levels.

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. See “Item 1. Business – Reinsurance” for a discussion of the indemnity reinsurance arrangements and the financial strength ratings and/or capital ratios that are required to be maintained under such arrangements. As of December 31, 2022, LNL’s and LLANY’s financial strength ratings and RBC ratios exceeded the ratings and ratios required under each agreement. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings. See “Reinsurance” in the MD&A for additional information on these indemnity reinsurance agreements.

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

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans on real estate, policy loans, limited partnership interests and other investments. These asset classes represented 33% of the carrying value of our total investments as of December 31, 2022. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any benchmark administrator, or no longer be representative (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. Since the initial announcement in 2017, we have been monitoring developments, determining how our hedging strategies, asset portfolio, liabilities, systems and operations may be affected by the transition and taking actions to prepare for the transition to a post-LIBOR environment. In December 2022, the Federal Reserve Board adopted regulations implementing the provisions of the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) by identifying the benchmark rates based on SOFR (Secured Overnight Financing Rate) that, after June 30, 2023, will replace LIBOR in certain financial contracts that do not have adequate interest rate fallback provisions. Although we have taken actions to mitigate many of the potential risks, the transition to alternative reference rates may still adversely affect the value of certain derivatives and floating rate securities we hold and the value of our remaining outstanding floating rate capital securities. The ultimate effect of the discontinuation of LIBOR on new or existing financial instruments, liabilities or operational processes will vary depending on a number of factors, including the fallback provisions in contracts; adoption of replacement language or application of the LIBOR Act regulations in contracts where such language is currently absent; potential changes in spreads causing valuation changes; treatment of hedge effectiveness; and impacts on our models and systems. See Note 2 for additional information on reference rate reform.

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

We sell our life insurance and annuity products through independent sales representatives. These representatives are not captive, which means they may also sell our competitors’ products. If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, LNC and our subsidiaries owned or leased 2.5 million square feet of office and other space. We leased less than 0.1 million square feet of office space in Philadelphia, Pennsylvania, which includes space for LFN. We leased 0.2 million square feet of office space in Radnor, Pennsylvania, for our corporate center and for LFD. We leased 0.6 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments. We owned 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment. We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, 0.2 million square feet of office space in Atlanta, Georgia, and 0.1 million square feet in Dover, New Hampshire, primarily for our Group Protection segment. An additional 0.3 million square feet of office space is leased in other U.S. cities for branch offices. This discussion regarding properties does not include information on field offices and investment properties.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Information About our Executive Officers

Our Executive Officers as of February 13, 2023, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Ellen G. Cooper	58

President, Chief Executive Officer and Director (since May 2022). Until May 2022, Executive Vice President (since August 2012), Head of Enterprise Risk (since 2019) and Head of Annuity Solutions Group (since March 2021). Chief Investment Officer (August 2012 - November 2021).

Craig T. Beazer	55

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

Jayson R. Bronchetti	43

Executive Vice President (since May 2022), Chief Investment Officer (since November 2021) and Head of Risk & Sustainability (since May 2022), and President, Lincoln Investment Advisors Corporation (2) (since March 2016). Head of Corporate Fixed Income (February 2020 - November 2021). Managing Director, Head of Manager Selection & Research (July 2015 - March 2016).

Randal J. Freitag	60

Executive Vice President and Chief Financial Officer (since January 2011). Head of Individual Life (June 2017 - July 2022). Senior Vice President, Chief Risk Officer (2007 - December 2010). Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009). (3)

Matthew Grove	47

Executive Vice President and Head of Individual Life & Annuities and Lincoln Financial Network (since July 2022). Chief Executive Officer and President (January 2021 - July 2022), Resolution Life USA, a global life insurance company. Co-Chief Operating Officer and Executive Vice President (2017 - 2020), New York Life Insurance Company.

John C. Kennedy	56

Executive Vice President and President, LFD (2) (since March 2021) and Head of Brand (since March 2022). Senior Vice President and Head of Retirement Solutions Distribution for LFD (September 2009 - March 2021).

Jennifer Warne Krow	48	Executive Vice President and Chief People Officer (since June 2021). Senior Vice President, Chief Talent Officer and Head of HR Business Partnering (March 2011 - June 2021).

Christopher Neczypor	42	Executive Vice President and Chief Strategy Officer (since November 2021). Senior Vice President and Head of Investment Risk and Strategy (April 2018 - November 2021). (3)

James Reid	56

Executive Vice President and President, Workplace Solutions (since August 2022). President and Chief Executive Officer (April 2021 - August 2022), Versant Health, a managed vision care company. Executive Vice President and Head of Global Employee Benefits (January 2016 - March 2021), MetLife, Inc.

Kenneth S. Solon	62

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

(1)Age shown is based on the officer’s age as of February 13, 2023.

(2)Denotes an affiliate of LNC.

(3)Effective February 17, 2023, Mr. Neczypor will succeed Mr. Freitag as Chief Financial Officer and Mr. Freitag will no longer be an Executive Officer of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC. As of February 13, 2023, the number of shareholders of record of our common stock was 5,424. The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Subsidiaries’ Dividends” and Note 19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2022 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
10/1/22 – 10/31/22	-	$-	-	$714

11/1/22 – 11/30/22	-	-	-	714

12/1/22 – 12/31/22	-	-	-	714

(1)Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended December 31, 2022, there were no shares purchased as part of publicly announced plans or programs.

(2)On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of December 31, 2022, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2022, compared with December 31, 2021, and the results of operations in 2022 compared to 2021 of Lincoln National Corporation and its consolidated subsidiaries. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

•The impact of regulations adopted by the Securities and Exchange Commission (“SEC”), the Department of Labor or other federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers that could affect our distribution model;

•The impact of new and emerging privacy regulations that may lead to increased compliance costs and reputation risk;

•Increasing scrutiny and evolving expectations and regulations regarding environmental, social and governance (“ESG”) matters that may adversely affect our reputation and our investment portfolio;

•Actions taken by reinsurers to raise rates on in-force business;

•Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses and demand for our products;

•Rapidly increasing interest rates causing contract holders to surrender life insurance and annuity policies, thereby causing realized investment losses;

•The impact of the implementation of the provisions of the European Market Infrastructure Regulation relating to the regulation of derivatives transactions;

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

•A decline or continued volatility in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit riders of our subsidiaries’ variable annuity products;

•Ineffectiveness of our risk management policies and procedures, including our various hedging strategies;

•A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our subsidiaries’ products and in establishing related insurance reserves, which may reduce future earnings;

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

•Pandemics, acts of terrorism, war or other man-made and natural catastrophes that may adversely impact liabilities for policyholder claims, affect our businesses and increase the cost and availability of reinsurance;

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth protection, accumulation, group protection and retirement income products and solutions through our four business segments:

•Life Insurance;

•Annuities;

•Group Protection; and

•Retirement Plan Services

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

COVID-19 Pandemic

The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 continued to adversely affect our business, results of operations and financial condition during 2022. While various treatments and vaccines are now available, COVID-19 variants continue to emerge, which could prolong or lead to increased hospitalization and death rates. We continue to monitor U.S. CDC reports related to COVID-19 and the potential continuing impacts of the COVID-19 pandemic on our Life Insurance and Group Protection segments. See “Results of Life Insurance” and “Results of Group Protection” below for impacts from the COVID-19 pandemic.

Interest Rate Environment

Throughout 2022, the Federal Reserve increased the federal funds rate target range to combat inflation. In February 2023, the Federal Reserve announced an additional 25 basis points increase, when it set the range at 4.50% to 4.75% and reiterated its commitment to implement and maintain policy as needed to bring inflation down. Additionally, the Federal Reserve has continued reducing its balance sheet, which started in June 2022, by not reinvesting Treasury securities, agency debt and agency mortgage-backed securities. As interest rates rise, which improves the yield on our new money and floating rate investments, we continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this interest rate environment.

We have provided disclosures around risks related to increases in interest rate risk in “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals,” “Critical Accounting Policies and Estimates – Annual Assumption Review – Long-Term New Money Investment Yield Sensitivity” below and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Regulatory Environment

U.S.-domiciled insurance entities are regulated at the state level, while certain products and services are also subject to federal regulation. Regulators may refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. The Inflation Reduction Act of 2022 also established a 1% excise tax on stock repurchases made by publicly traded corporations. For more information on income taxes, see “Critical Accounting Policies and Estimates – Income Taxes” below. See “Part I – Item 1. Business – Regulatory” and “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax” for a discussion of regulatory developments that may impact the Company and the associated risks.

Significant Operational Matters

Rebuild Risk-Based Capital Ratio

To rebuild our statutory capital to our risk-based capital (“RBC”) ratio target of 400%, we have taken or intend to take the following actions:

•In the fourth quarter, we paused shares repurchases, and we expect the pause to continue through the end of 2023;

•We executed a partial hedge on our in-force variable universal life insurance (“VUL”) products with secondary guarantees to mitigate potential capital volatility;

•In November 2022, we raised approximately $1 billion through the issuance of preferred stock, $780 million of which was contributed to The Lincoln National Life Insurance Company (“LNL”) in the fourth quarter; and

•Beginning in the first quarter of 2023, we intend to reduce the amount of capital supporting new business and focus on maximizing our return on this capital, which we expect will allow us to deliver more distributable earnings.

For additional information on the issuance of the preferred stock, see “Liquidity and Capital Resources” below and Note 14. For information on risks related to capital, see “Part I – Item 1A. Risk Factors – Liquidity and Capital Position.”

Spark Initiative

In 2021, we formally communicated our new expense savings initiative, the Spark Initiative, focused on driving efficiencies throughout all aspects of our business, from leveraging automation to simplifying and improving process efficiency. In addition, the Spark Initiative targets benefits beyond cost savings including improving the way we work by focusing on reskilling and upskilling our valuable employee base.

During 2022, we recognized benefits of $22 million, pre-DAC and pre-tax, net of investments, as a result of these initiatives. In 2023, we expect to realize benefits of approximately $60 million to $100 million, pre-DAC and pre-tax, net of investments. We ultimately expect to realize annual benefits of approximately $260 million to $300 million, pre-DAC and pre-tax, net of investments, by the end of 2024.

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

Variable Annuity Hedge Program

We offer variable annuity products with living and death benefit guarantees. We use derivative instruments to hedge our exposure to selected risk and income statement volatility caused by changes in the equity markets, interest rates and market-implied volatilities associated with guaranteed benefit riders available in our variable annuity products. The hedge program in effect through December 31, 2022, was highly effective and focused on generating sufficient assets to fund future claims with a goal of minimizing the volatility of net income under United States of America generally accepted accounting principles (“GAAP”). In September 2022, we announced enhancements to our variable annuity hedge program that continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. The revised variable annuity hedge program, effective January 1, 2023, aligns with our increased strategic focus on maximizing the economic value as measured by distributable earnings, which is achieved by managing risks to statutory capital generation due to market volatility. For risks related to our variable annuity hedge program, see “Part I – Item 1A. Risk Factors – Market Conditions – Our hedging strategies may not be fully effective to offset the changes in the carrying value of the guarantees on certain of our products, which could result in volatility in our results of operations and financial condition under GAAP and in the capital levels of our insurance and reinsurance subsidiaries.”

Targeted Annual Operating Earnings Per Share Growth

Growth in operating earnings per share (“EPS”) is a key driver of our long-term performance. We believe that the key drivers to growing our operating EPS over time include:

•Generating capital-efficient new business and positive net flows through our product development and distribution;

•Capital markets performing in-line with our expectations;

•Ongoing expense discipline as well as our Spark Initiative driving improvement in operating margins; and

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

	For the Years Ended December 31,
	2022	2021	2020
Investment spread (1)	-89.5%	27.1%	16.6%
Mortality/morbidity (2)	-210.7%	8.6%	1.4%
Fees on AUM (3)	166.9%	62.0%	88.8%
VA riders (4)	33.3%	2.3%	-6.8%
Total (5)	100.0%	100.0%	100.0%

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

(4)Variable annuity (“VA”) riders’ earnings consist of fees charged to the contract holder related to guaranteed benefit riders, less the net valuation premium and associated change in benefit reserves and related expenses.

(5)The sources of earnings components include the results from our annual assumption review, which for 2022 and 2020 were significantly unfavorable. See “Critical Accounting Policies and Estimates – Annual Assumption Review” below for more information.

See Note 21 for additional information on income (loss) from operations by segment.

Outlook

Management expects to continue focusing on the following in 2023:

•Continuing to rebuild RBC ratio and improving our ongoing capital generation;

•Exploring reinsurance and other strategies to maximize the value of our in-force business;

•Maximizing distributable earnings and protecting capital with our updated variable annuity hedge program;

•Further optimizing new business capital allocation;

•Continuing to enhance profitability of our Group Protection business;

•Continuing to execute on strategic objectives enabled by our experienced and highly talented senior leadership team;

•Making investments in our businesses, product innovation and distribution to grow revenues, drive margin expansion and reduce costs;

•Continuing to improve profitability through focusing on expense discipline and managing our expenses aggressively, including executing on the Spark Initiative to drive efficiencies throughout all aspects of our business;

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

The processes, judgments and estimates described herein relate to the accounting standards in effect through December 31, 2022. On January 1, 2023, we adopted Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, that significantly changed how we account for our long-duration contracts both in-force and new business, including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measuring of market risk benefits and changing the amortization of deferred acquisition costs (“DAC”) and DAC-like intangibles. For more information, see Note 2.

The hedge program discussed below relates to the variable annuity hedge program design in effect through December 31, 2022. On January 1, 2023, we modified our variable annuity hedge program that continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. For additional information on our variable annuity hedge program, see “Introduction – Executive Summary – Significant Operational Matters – Variable Annuity Hedge Program.” above. For risks related to our variable annuity hedge program, see “Part I – Item 1A. Risk Factors – Market Conditions – Our hedging strategies may not be fully effective to offset the changes in the carrying value of the guarantees on certain of our products, which could result in volatility in our results of operations and financial condition under GAAP and in the capital levels of our insurance and reinsurance subsidiaries.”

DAC, VOBA, DSI and DFEL

Deferrals

Qualifying deferrable acquisition expenses are recorded as an asset on the Consolidated Balance Sheets as DAC for products we sold during a period or VOBA for books of business we acquired during a period. In addition, we defer costs associated with DSI and revenues associated with DFEL. DSI is an asset included within other assets on the Consolidated Balance Sheets, and when amortized, increases interest credited on the Consolidated Statements of Comprehensive Income (Loss). DFEL is a liability included within other contract holder funds on the Consolidated Balance Sheets, and when amortized, increases fee income on the Consolidated Statements of Comprehensive Income (Loss).

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

•Trail commissions; and

•Other general overhead.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2022, were as follows:

				Retirement
	Life		Group	Plan
	Insurance	Annuities	Protection	Services	Total
DAC and VOBA
Gross	$6,591	$4,297	$164	$224	$11,276
Unrealized (gain) loss	1,828	407	-	77	2,312
Carrying value	$8,419	$4,704	$164	$301	$13,588

DSI
Gross	$32	$154	$-	$16	$202
Unrealized (gain) loss	-	13	-	-	13
Carrying value	$32	$167	$-	$16	$215

DFEL
Gross	$3,450	$308	$-	$-	$3,758
Unrealized (gain) loss	1,910	1	-	-	1,911
Carrying value	$5,360	$309	$-	$-	$5,669

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

Amortization

For our traditional life insurance and group protection products, we amortize deferrable acquisition costs either on a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. DAC for variable annuity and deferred fixed annuity contracts and universal life insurance (“UL”) and VUL policies is amortized over the expected lives of the contracts in relation to the incidence of EGPs derived from the contracts.

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

Reversion to the Mean

Because returns within the variable sub-accounts (“variable funds”) have a significant effect on the value of variable annuity and VUL products and the fees earned on these accounts, EGPs could increase or decrease with movements in variable fund returns. Significant and sustained changes in variable funds have had and could in the future have an effect on DAC, VOBA, DSI and DFEL amortization primarily within our Annuities and Retirement Plan Services segments, as well as, to a lesser extent, our Life Insurance segment.

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate increase of approximately 2% followed by growth going forward of 6.5% to 8.25% depending on the block of business and reflecting differences in contract holder fund allocations between fixed-income and equity-type investments. If we had unlocked our RTM assumption as of December 31, 2022, we would have recorded unfavorable unlocking of approximately $90 million, pre-tax, primarily within our Annuities segment.

Investments

Investments are an integral part of our operations, and we invest in fixed maturity securities that are primarily classified as AFS and carried at fair value with the difference from amortized cost due to factors other than credit loss included in stockholders’ equity as a component of AOCI. The difference between amortized cost and fair value due to credit loss impairment is recognized in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). We also invest in equity securities that are carried at fair value with changes in fair value recognized in realized gain (loss). See “Consolidated Investments” below for more information.

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

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2022:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$400	$86,156	$162	$86,718
Priced by independent broker quotations	-	-	4,297	4,297
Priced by matrices	-	16,506	-	16,506
Priced by other methods (1)	-	-	261	261
Total	$400	$102,662	$4,720	$107,782

Percent of total	0%	95%	5%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our fixed maturity AFS securities classified within Level 3 of the fair value hierarchy as of December 31, 2022 and 2021, see Notes 1 and 20.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active. Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread. As of December 31, 2022, we evaluated the markets that our securities trade in and concluded that none were inactive. We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information. We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations when sufficient security structure or other market information is not available to produce an evaluation. For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant. Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy. As of December 31, 2022, we used broker quotes for 47 securities as our final price source, representing less than 1% of total securities owned.

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

For more information on derivatives, see Notes 1 and 5. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Future Contract Benefits

Reserves

Reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. Generally, the reserves in excess of account value are reported within future contract benefits on the Consolidated Balance Sheets. Establishing adequate reserves for our obligations to contract holders requires assumptions to be made that are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. Significant assumptions include mortality rates, morbidity, policy persistency and interest rates. We periodically review our experience and update our policy reserves for new issues and reserve for all claims incurred, as we believe appropriate.

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

As part of our hedging program, equity market, interest rate and market-implied volatility conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, these positions may not completely offset changes in the fair value of embedded derivative reserves and benefit reserves caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market-implied volatilities, realized market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Within our annuity business, we have certain products that contain GLB features. The proportion of our variable annuity account values that contained GLB features to our total annuity account values, net of reinsurance, was 45% and 50% as of December 31, 2022 and 2021, respectively. Underperforming equity markets increase our exposure to potential benefits with the GLB features. A contract with a GLB feature is “in the money” if the contract holder’s account value falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses. As of December 31, 2022 and 2021, 37% and 7%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2022 and 2021, was $3.1 billion and $453 million, respectively. However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will continue to receive a series of annuity payments. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $3.1 billion, net of reinsurance. Our fair value estimates of the GLB embedded derivatives, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities. The market-consistent scenarios used in the determination of the fair value of the GLB embedded derivatives are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid. We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 44 million scenarios. The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant. The market-consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), contract holder behavior (e.g., policy lapse, rider utilization, etc.), mortality, risk margins, maintenance expenses and a margin for profit. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value. For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program. The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes. These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking. These estimates are based upon the recorded reserves as of December 31, 2022, and the related hedge instruments in place as of that date. The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$864	$427	$205	$(194)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$21	$12	$(14)	$(30)

Implied Volatilities	4%	2%	-2%	-4%
Hypothetical effect to net income	$25	$13	$(14)	$(28)

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market-implied volatilities:

	Assumptions of Changes In
	Equity	Interest	Market
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$210
Scenario 2	-10%	-25.0 bps	+2%	421
Scenario 3	-20%	-50.0 bps	+4%	790

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of December 31, 2022, due to changing market conditions, contract holder activity, hedge positions and other factors;

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

GDB

The reserves related to the GDB features available in our variable annuity products are based on the application of a “benefit ratio” (the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) to total variable annuity assessments received in the period. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the variable annuity. These reserves are reported within future contract benefits on the Consolidated Balance Sheets with the change reported in benefits in the Consolidated Statements of Comprehensive Income (Loss). The change in the liability for a period is the benefit ratio multiplied by the assessments recorded for the period less GDB claims paid in the period plus interest. As experience or assumption changes result in a change in expected benefit payments or assessments, the benefit ratio is unlocked or, in other words, recalculated using the updated expected benefit payments and assessments over the life of the contract since inception. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these reserves and unlock assumptions similar to the DAC discussion above. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of these reserves. See “Annual Assumption Review” below for more information.

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

UL Products with Secondary Guarantees

We issue UL-type contracts where we provide a secondary guarantee to the contract holder. The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met. The reserves related to UL products with secondary guarantees are based on the application of a benefit ratio the same as our GDB features, which are discussed above. These secondary guarantees are reported within future contract benefits on the Consolidated Balance Sheets. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these reserves and unlock assumptions similar to the DAC discussion above. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of these reserves. See “Annual Assumption Review” below for more information.

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

Other Contract Holder Funds

Other contract holder funds includes account values on UL and VUL insurance and investment-type annuity products where account values are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and contract administration charges, as well as amounts representing the fair value of embedded derivative instruments associated with our IUL and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. See “Annual Assumption Review” below for more information.

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the contract holder’s account balance varies with the performance of the underlying variable funds chosen by the contract holder. Contract holders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For information on our index benefits hedging results, see our discussion in “Realized Gain (Loss)” below.

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used for our EGPs underlying the amortization of DAC, VOBA, DSI and DFEL as well as our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1. Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Income (loss) from operations:
Life Insurance	$(2,197)	$(26)	$(440)
Annuities	217	(5)	(101)
Group Protection	1	16	(3)
Retirement Plan Services	6	-	(3)
Excluded realized gain (loss)	(86)	6	58
Net income (loss)	$(2,059)	$(9)	$(489)

The impacts of our annual assumption review were driven primarily by the following:

2022

•For Life Insurance, unfavorable unlocking was driven by updates to policyholder behavior assumptions related to UL products with secondary guarantees in the amount of $1.8 billion, after-tax, as well as updates to mortality, morbidity and reinsurance assumptions and other items.

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

Long-Term New Money Investment Yield Sensitivity

New money rates have increased but underlying interest rate volatility remains high. As a result, new money rates require careful analysis when forecasting the future direction of changes in rates. If we change our view of future new money rates and lower our current long-term new money investment yield assumption, then, assuming that all other assumptions remain constant, we estimate the impact of lowering this assumption by 50 basis points would be approximately $(225) million to income (loss) from operations due primarily to unlocking our DAC and VOBA assets. This impact would be most pronounced in our Life Insurance segment. The actual impact of a 50 basis point decline in the yield would be based upon a number of factors existing at the time of the assumption update, and, therefore, the actual amount of the loss may differ from our current estimate. In addition, lower investment margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. For more information on our interest rate risk, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangibles that do not have indefinite lives are amortized over their estimated useful lives. We perform a quantitative goodwill impairment test where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value. The results of one test on one reporting unit cannot subsidize the results of another reporting unit. For the purposes of the evaluation of the carrying value of goodwill, our reporting units (Life Insurance, Annuities, Group Protection and Retirement Plan Services) correspond with our reporting segments.

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

•Legislative, regulatory or tax changes that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements or changes to RBC requirements; and

•Valuations of significant mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting units.

As a result of the capital market environment during the third quarter of 2022, including (i) declining equity markets and (ii) the impact of rising interest rates on our discount rate assumption, we accelerated our quantitative goodwill impairment test for our Life Insurance reporting unit as we concluded that there were indicators of impairment. Based on this quantitative test, which included updating our best estimate assumptions therein, we incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represented a write-off of the entire balance of goodwill for the reporting unit. As of October 1, 2022, we performed our annual quantitative goodwill impairment test for the remaining reporting units, and, as of October 1, 2022, the fair value was in excess of each such other reporting unit’s carrying value.

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

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. The Inflation Reduction Act of 2022 also established a 1% excise tax on stock repurchases made by publicly traded corporations. Both provisions are effective for tax years beginning after December 31, 2022. We are currently evaluating the impact of the corporate alternative minimum tax on our business, results of operations and financial condition.

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

As of December 31, 2022, we had an approximate $2.2 billion deferred tax asset related to net unrealized losses on fixed maturity AFS securities. In the assessment of the future realizability of this deferred tax asset, management considered tax planning strategy and concluded that unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. Additionally, as of December 31, 2022, we had a $278 million deferred tax asset related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating loss carryforwards do not expire and can be carried forward indefinitely. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our net operating loss deferred tax asset, will be realized. For additional information on income taxes, see Note 6.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(1,941)	$535	$(34)
Annuities	1,245	1,283	983
Group Protection	102	(127)	43
Retirement Plan Services	209	235	168
Other Operations	(495)	(375)	(295)
Excluded realized gain (loss), after-tax	107	(325)	(570)
Benefit ratio unlocking, after-tax	(820)	196	194
Impairment of intangibles	(634)	-	-
Net impact from the Tax Cuts and Jobs Act	-	-	37
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	-	(11)	(15)
Gain (loss) on modification or early extinguishment
of debt, after-tax	-	(6)	(12)
Net income (loss)	$(2,227)	$1,405	$499

	For the Years Ended December 31,
	2022	2021	2020
Deposits
Life Insurance	$5,735	$5,693	$5,890
Annuities	11,879	11,740	11,260
Retirement Plan Services	11,886	10,840	10,017
Total deposits	$29,500	$28,273	$27,167

Net Flows
Life Insurance	$3,998	$3,982	$4,137
Annuities	(415)	(2,569)	(341)
Retirement Plan Services	2,905	464	166
Total net flows	$6,488	$1,877	$3,962

	As of December 31,
	2022	2021	2020
Account Values
Life Insurance	$48,634	$51,846	$57,605
Annuities	144,966	172,725	157,518
Retirement Plan Services	88,735	99,114	88,307
Total account values	$282,335	$323,685	$303,430

Comparison of 2022 to 2021

Net income decreased due primarily to the following:

•The effect of our annual assumption review.

•Goodwill impairment in our Life Insurance segment.

•Lower investment income on alternative investments and lower prepayment and bond make-whole premiums.

•Lower fee income driven by lower average daily variable account values.

•Unfavorable variable annuity net derivative results.

The decrease in net income was partially offset by the following:

•Lower mortality claims in our Life Insurance and Group Protection segments.

•Lower expenses driven by lower compensation-related expenses, partially offset by higher Spark program and legal expenses.

•Growth in business in force.

For a discussion of the goodwill impairment, see “Introduction – Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums (1)	$1,146	$1,033	$950
Fee income	3,374	3,863	3,727
Net investment income	2,585	3,209	2,823
Operating realized gain (loss) (2)	(6)	(9)	(6)
Amortization of deferred gain on
business sold through reinsurance	49	20	12
Other revenues	8	21	10
Total operating revenues	7,156	8,137	7,516
Operating Expenses
Interest credited	1,307	1,439	1,491
Benefits	7,020	4,275	4,586
Commissions and other expenses	1,316	1,766	1,506
Total operating expenses	9,643	7,480	7,583
Income (loss) from operations before taxes	(2,487)	657	(67)
Federal income tax expense (benefit)	(546)	122	(33)
Income (loss) from operations	$(1,941)	$535	$(34)

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking and growth in business in force, partially offset by lower mortality claims.

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments in 2022 compared to investment income in 2021, and the impact of the fourth quarter 2021 reinsurance agreement.

•Lower fee income due to the effect of unlocking and the impact of the fourth quarter 2021 reinsurance agreement, partially offset by growth in business in force.

The decrease in income from operations was partially offset by the following:

•Lower commissions and other expenses due to the effect of unlocking and lower incentive compensation as a result of production performance.

•Higher insurance premiums due to growth in business in force.

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

For information on our fourth quarter 2021 reinsurance agreement, see Note 8.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the current interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Fee Income
Cost of insurance assessments	$2,258	$2,362	$2,377
Expense assessments	1,540	1,507	1,502
Surrender charges	30	31	33
DFEL:
Deferrals	(1,061)	(989)	(972)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	558	560	514
Unlocking	49	392	273
Total fee income	$3,374	$3,863	$3,727

	For the Years Ended December 31,
	2022	2021	2020
Sales by Product
IUL/UL	$135	$104	$111
MoneyGuard®	94	101	127
VUL	163	181	188
Term	177	152	132
Executive Benefits	136	122	72
Total sales	$705	$660	$630

Net Flows
Deposits	$5,735	$5,693	$5,890
Withdrawals and deaths	(1,737)	(1,711)	(1,753)
Net flows	$3,998	$3,982	$4,137

Contract Holder Assessments	$5,361	$5,201	$5,154

	As of December 31,
	2022	2021	2020
Account Values (1)
General account	$32,158	$32,532	$37,496
Separate account	16,476	19,314	20,109
Total account values	$48,634	$51,846	$57,605

In-Force Face Amount
UL and other	$363,884	$362,106	$358,554
Term insurance	707,747	611,854	535,387
Total in-force face amount	$1,071,631	$973,960	$893,941

	For the Years Ended December 31,
	2022	2021	2020
Average General Account Values (1)	$32,701	$36,560	$37,791

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$2,366	$2,512	$2,531
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	37	46	24
Alternative investments (2)	48	522	140
Surplus investments (3)	134	129	128
Total net investment income	$2,585	$3,209	$2,823

Interest Credited	$1,307	$1,439	$1,491

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Benefits
Death claims direct and assumed	$5,440	$5,866	$5,521
Death claims ceded	(2,110)	(2,325)	(2,019)
Reserves released on death	(609)	(708)	(738)
Net death benefits	2,721	2,833	2,764
Change in secondary guarantee life insurance product
reserves:
Change in reserves, excluding unlocking	627	703	644
Unlocking	2,533	(190)	112
Change in MoneyGuard® reserves:
Change in reserves, excluding unlocking	588	548	482
Unlocking	157	33	272
Other benefits (1)	394	348	312
Total benefits	$7,020	$4,275	$4,586

Death claims per $1,000 of in-force	2.66	3.05	3.21

(1)Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products. In addition, benefits include the change in secondary guarantee and linked-benefit life insurance product reserves. These reserves are affected by changes in expected future trends of assessments and benefits causing unlocking adjustments to these liabilities similar to DAC, VOBA and DFEL. Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Commissions and Other Expenses
Commissions	$698	$639	$687
General and administrative expenses	554	576	557
Expenses associated with reserve financing	105	100	99
Taxes, licenses and fees	159	162	163
Total expenses incurred	1,516	1,477	1,506
DAC and VOBA deferrals	(805)	(745)	(788)
Total expenses recognized before amortization	711	732	718
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	458	450	339
Unlocking	143	580	445
Other intangible amortization	4	4	4
Total commissions and other expenses	$1,316	$1,766	$1,506

DAC and VOBA Deferrals
As a percentage of sales	114.2%	112.9%	125.1%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the life of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business. When comparing DAC and VOBA deferrals as a percentage of sales for 2022 and 2021, the fluctuations were primarily a result of changes in sales mix to products with different commission rates. For more information, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums (1)	$165	$116	$121
Fee income	2,434	2,724	2,394
Net investment income	1,461	1,401	1,272
Operating realized gain (loss) (2)	207	208	214
Amortization of deferred gain on
business sold through reinsurance	25	26	29
Other revenues (3)	482	527	425
Total operating revenues	4,774	5,002	4,455
Operating Expenses
Interest credited	894	811	773
Benefits (1)	468	548	696
Commissions and other expenses	1,960	2,119	1,854
Total operating expenses	3,322	3,478	3,323
Income (loss) from operations before taxes	1,452	1,524	1,132
Federal income tax expense (benefit)	207	241	149
Income (loss) from operations	$1,245	$1,283	$983

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

Comparison of 2022 to 2021

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

The decrease in income from operations was partially offset by the following:

•Lower commissions and other expenses driven by lower trail commissions resulting from lower average daily variable account values, lower incentive compensation as a result of production performance and lower amortization expense as a result of lower actual gross profits.

•Lower benefits, net of changes in income annuity reserves, due to the effect of unlocking, partially offset by an increase in the growth of GLB and GDB benefit reserves due to market performance.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account values. An important measure of retention is the reduction in account values caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account values were 7%, 8% and 7% in 2022, 2021 and 2020, respectively.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the current interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Fee Income

Details underlying fee income, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Fee Income
Mortality, expense and other assessments	$2,411	$2,713	$2,381
Surrender charges	23	11	16
DFEL:
Deferrals	(22)	(27)	(31)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	23	32	26
Unlocking	(1)	(5)	2
Total fee income	$2,434	$2,724	$2,394

	As of or For the Years Ended
	December 31,
	2022	2021	2020
Variable Account Value Information
Variable annuity deposits (1)	$3,370	$5,220	$3,978
Increases (decreases) in variable annuity account values:
Net flows (1)	(5,871)	(6,283)	(5,262)
Change in market value (1)	(23,205)	16,997	16,106
Contract holder assessments (1)	(2,604)	(2,838)	(2,554)
Transfers to the variable portion of variable annuity
products from the fixed portion of variable
annuity products	492	588	831
Variable annuity account values (1)	105,613	136,721	128,175
Average daily variable annuity account values (1)	114,882	133,888	116,117
Average daily S&P 500® Index (2)	4,100	4,269	3,218

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$1,305	$1,155	$1,122
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	31	70	23
Surplus investments (2)	125	176	127
Total net investment income	$1,461	$1,401	$1,272

Interest Credited
Amount provided to contract holders	$880	$794	$755
DSI deferrals	(2)	(3)	(4)
Interest credited before DSI amortization	878	791	751
DSI amortization:
Amortization, excluding unlocking	17	21	21
Unlocking	(1)	(1)	1
Total interest credited	$894	$811	$773

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

	As of or For the Years Ended
	December 31,
	2022	2021	2020
Fixed Account Value Information
Fixed annuity deposits (1)	$8,509	$6,520	$7,282
Increases (decreases) in fixed annuity account values:
Net flows (1)	5,456	3,714	4,921
Contract holder assessments (1)	(52)	(86)	(66)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(492)	(588)	(831)
Reinvested interest credited (1)(3)	(1,048)	3,286	1,686
Fixed annuity account values (1)(2)	39,353	36,004	29,343
Average fixed account values (1)(2)	36,914	32,803	25,804

(1)Includes the fixed portion of variable.

(2)Net of reinsurance ceded.

(3)The decrease in reinvested interest credited was driven by the change in embedded derivatives related to our indexed annuity products.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Benefits
Net death and other benefits, excluding unlocking	$736	$540	$553
Unlocking	(268)	8	143
Total benefits	$468	$548	$696

Benefits for this segment include changes in income annuity reserves driven by premiums, changes in benefit reserves and costs associated with the hedging of our benefit ratio unlocking on benefit reserves associated with our variable annuity GDB and GLB riders. For a corresponding offset of changes in income annuity reserves, see footnote 1 of “Income (Loss) from Operations” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Commissions and Other Expenses
Commissions:
Deferrable	$388	$450	$480
Non-deferrable	632	686	581
General and administrative expenses	408	439	427
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	4	2	3
Taxes, licenses and fees	45	45	31
Total expenses incurred, excluding broker-dealer	1,477	1,622	1,522
DAC deferrals	(449)	(515)	(548)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	1,028	1,107	974
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	403	449	401
Unlocking	(7)	(7)	(14)
Broker-dealer expenses incurred	536	570	493
Total commissions and other expenses	$1,960	$2,119	$1,854

DAC Deferrals
As a percentage of sales/deposits	3.8%	4.4%	4.9%

(1)Includes reimbursements to Annuities from the Life Insurance segment for reserve financing, net of expenses incurred by Annuities for its use of letters of credit (“LOCs”). The inter-segment amounts are not reported on the Consolidated Statements of Comprehensive Income (Loss).

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums	$4,768	$4,450	$4,280
Net investment income	333	366	330
Other revenues (1)	202	180	183
Total operating revenues	5,303	4,996	4,793
Operating Expenses
Interest credited	5	6	5
Benefits	3,844	3,890	3,500
Commissions and other expenses	1,325	1,260	1,234
Total operating expenses	5,174	5,156	4,739
Income (loss) from operations before taxes	129	(160)	54
Federal income tax expense (benefit)	27	(33)	11
Income (loss) from operations	$102	$(127)	$43

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Years Ended December 31,
	2022	2021	2020
Income (Loss) from Operations by Product Line
Life	$12	$(243)	$(95)
Disability	91	122	126
Dental	(1)	(6)	12
Income (loss) from operations	$102	$(127)	$43

Comparison of 2022 to 2021

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

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses driven by investments in claims management to help improve ongoing operations and higher sales volumes.

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio and lower prepayment and bond make-whole premiums.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information on our reserve adjustments.

Additional Information

The total loss ratio for the year ended December 31, 2022, decreased as compared to the prior year, due primarily to lower COVID-19-related incidence and favorable reserve adjustments in our life business and lower incidence in our disability business, partially offset by unfavorable reserve adjustments in our disability business in 2022 compared to favorable reserve adjustments in 2021. For a discussion of the COVID-19 pandemic, see “Introduction – Executive Summary – Industry Trends – COVID-19 Pandemic” above.

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently uncertain. For every one percent increase in the total loss ratio, we would expect an annual decrease to income from operations of approximately $37 million to $41 million. The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.” For information on the current interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Insurance Premiums by Product Line
Life	$1,808	$1,653	$1,613
Disability	2,763	2,569	2,401
Dental	197	228	266
Total insurance premiums	$4,768	$4,450	$4,280

Sales by Product Line
Life	299	264	265
Disability	337	284	397
Dental	40	38	44
Total sales	$676	$586	$706

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$253	$237	$240
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	16	9
Surplus investments (2)	74	113	81
Total net investment income	$333	$366	$330

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Benefits and Interest Credited by Product Line
Life	$1,434	$1,630	$1,399
Disability	2,270	2,092	1,938
Dental	145	174	168
Total benefits and interest credited	$3,849	$3,896	$3,505

Loss Ratios by Product Line
Life	79.4%	98.6%	86.7%
Disability	82.2%	81.4%	80.5%
Dental	73.5%	76.3%	63.1%
Total	80.7%	87.5%	81.8%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Commissions and Other Expenses
Commissions	$394	$361	$359
General and administrative expenses	768	731	697
Taxes, licenses and fees	124	120	122
Total expenses incurred	1,286	1,212	1,178
DAC deferrals	(99)	(91)	(92)
Total expenses recognized before amortization	1,187	1,121	1,086
DAC and VOBA amortization, net of interest	106	107	115
Other intangible amortization	32	32	33
Total commissions and other expenses	$1,325	$1,260	$1,234

DAC Deferrals
As a percentage of insurance premiums	2.1%	2.0%	2.1%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Operating Revenues
Fee income	$261	$296	$253
Net investment income	975	992	933
Other revenues (1)	37	36	27
Total operating revenues	1,273	1,324	1,213
Operating Expenses
Interest credited	630	617	615
Benefits	3	3	2
Commissions and other expenses	396	420	404
Total operating expenses	1,029	1,040	1,021
Income (loss) from operations before taxes	244	284	192
Federal income tax expense (benefit)	35	49	24
Income (loss) from operations	$209	$235	$168

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily account values.

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments within our surplus portfolio and lower prepayment and bond make-whole premiums, partially offset by higher average fixed account values and impacts to portfolio yields from the current interest rate environment.

The decrease in income from operations was partially offset by lower commissions and other expenses driven by amortization as a result of lower actual gross profits, the effect of unlocking, incentive compensation as a result of production performance and trail commissions resulting from lower average account values.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account values caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account values were 10%, 11% and 13% for 2022, 2021 and 2020, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account values was 17%, 18% and 19% for 2022, 2021 and 2020, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the current interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Fee Income

Details underlying fee income, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Fee Income
Annuity expense assessments	$192	$219	$184
Mutual fund fees	68	77	68
Total expense assessments	260	296	252
Surrender charges	1	-	1
Total fee income	$261	$296	$253

	For the Years Ended December 31,
	2022	2021	2020
Net Flows By Market
Small market	$295	$133	$350
Mid – large market	3,811	1,800	792
Multi-Fund® and other	(1,201)	(1,469)	(976)
Total net flows	$2,905	$464	$166

	As of or For the Years Ended
	December 31,
	2022	2021	2020
Variable Account Value Information
Variable annuity deposits (1)	$2,348	$2,218	$1,843
Increases (decreases) in variable annuity account values:
Net flows (1)	10	(733)	(333)
Change in market value (1)	(3,713)	3,247	2,731
Contract holder assessments (1)	(164)	(185)	(156)
Variable annuity account values (1)	16,891	20,957	18,755
Average daily variable annuity account values (1)	17,946	20,147	16,426
Average daily S&P 500® Index	4,100	4,269	3,218

(1)    Excludes the fixed portion of variable.

	As of or For the Years Ended
	December 31,
	2022	2021	2020
Mutual Fund Account Value Information
Mutual fund deposits	$6,542	$6,297	$5,449
Mutual fund net flows	2,251	1,323	100
Mutual fund account values (1)	46,707	54,518	46,636

(1)    Mutual funds are not included in the separate accounts reported on the Consolidated Balance Sheets as we do not have any ownership interest in them.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$883	$828	$834
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	23	58	23
Surplus investments (2)	69	106	76
Total net investment income	$975	$992	$933

Interest Credited	$630	$617	$615

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

	As of or For the Years Ended
	December 31,
	2022	2021	2020
Fixed Account Value Information
Fixed annuity deposits (1)	$2,996	$2,325	$2,725
Increases (decreases) in fixed annuity account values:
Net flows (1)	644	(126)	399
Reinvested interest credited (1)	629	616	613
Contract holder assessments (1)	(13)	(14)	(13)
Fixed annuity account values (1)	25,137	23,639	22,916
Average fixed account values (1)	24,571	23,147	21,696

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Commissions and Other Expenses
Commissions:
Deferrable	$4	$5	$5
Non-deferrable	75	79	71
General and administrative expenses	303	309	304
Taxes, licenses and fees	17	17	16
Total expenses incurred	399	410	396
DAC deferrals	(21)	(22)	(21)
Total expenses recognized before amortization	378	388	375
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	25	32	25
Unlocking	(7)	-	4
Total commissions and other expenses	$396	$420	$404

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.5%	0.5%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums (1)	$8	$19	$21
Net investment income	157	147	152
Other revenues	(6)	14	12
Total operating revenues	159	180	185
Operating Expenses
Interest credited	39	42	39
Benefits	79	81	117
Other expenses	203	189	69
Interest and debt expense	283	262	269
Spark program expense	167	87	68
Total operating expenses	771	661	562
Income (loss) from operations before taxes	(612)	(481)	(377)
Federal income tax expense (benefit)	(117)	(106)	(82)
Income (loss) from operations	$(495)	$(375)	$(295)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2022 to 2021

Loss from operations for Other Operations increased due primarily to the following:

•Higher Spark program expense.

•Higher interest and debt expense driven by an increase in average interest rates.

•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which decreased during 2022 compared to an increase during 2021.

•Higher other expenses related to higher legal expenses, partially offset by the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased during 2022, compared to an increase during 2021.

The increase in loss from operations was partially offset by higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations.

Additional Information

We expect to continue making investments as part of our Spark Initiative. For more information, see “Introduction – Executive Summary – Significant Operational Matters – Spark Initiative.”

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
General and administrative expenses:
Legal	$156	$94	$-
Branding	43	45	43
Other (1)	10	61	46
Total general and administrative expenses	209	200	89
Taxes, licenses and fees (2)	(3)	(9)	(11)
Other (3)	(3)	(2)	(9)
Total other expenses	$203	$189	$69

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$201	$199	$208
Total excluded realized gain (loss)	135	(411)	(721)
Total realized gain (loss), pre-tax	$336	$(212)	$(513)

Components of Excluded Realized Gain (Loss),
After-Tax
Credit loss benefit (expense) on mortgage loans on
real estate	$(7)	$79	$(85)
Credit loss benefit (expense) on reinsurance-related assets	(99)	1	-
Credit loss benefit (expense) on other financial assets	(12)	(9)	(20)
Realized gain (loss) related to certain financial assets	(67)	(14)	(35)
Realized gain (loss) on equity securities	13	32	4
Realized gain (loss) on the mark-to-market on
certain instruments (2)	48	60	33
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	(124)	149	(103)
Variable annuity net derivative results:
Hedge program performance, including unlocking
for GLB reserves hedged and benefit ratio unlocking	(588)	(109)	(564)
GLB NPR component	17	(195)	293
Total variable annuity net derivative results	(571)	(304)	(271)
Indexed annuity forward-starting option	4	26	(2)
Excluded realized gain (loss), including benefit
ratio unlocking	(691)	(129)	(376)
Less: benefit ratio unlocking on GDB
and GLB riders	(798)	196	194
Total excluded realized gain (loss), after-tax	$107	$(325)	$(570)

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

Comparison of 2022 to 2021

We had higher realized losses due primarily to the following:

•Unfavorable variable annuity net derivative results driven by unfavorable hedge program performance due to more volatile capital markets, partially offset by a favorable GLB NPR component due to credit spreads widening and our associated reserves increasing.

•Losses related to an increase in the credit loss allowance for reinsurance-related assets in 2022 due to updates to policyholder behavior assumptions that impacted ceded reserves.

•Losses related to an increase in the credit loss allowance for mortgage loans on real estate in 2022 compared to a decrease in 2021 due to changes in economic projections.

•Lower gains related to the indexed annuity forward-starting option driven primarily by an increase of option costs and other items, partially offset by the effect of unlocking.

•Lower gains on equity securities due to unfavorable equity market performance in 2022 compared to favorable equity market performance in 2021.

•Lower gains on the mark-to-market on certain instruments driven by declines in trading securities due to increases in interest rates, partially offset by gains on certain derivatives.

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

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves. We calculate the value of the benefit reserves and the embedded derivative reserves based on the specific characteristics of each GLB feature. For our GLBs that meet the definition of an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC, we record them at fair value on the Consolidated Balance Sheets with changes in fair value recorded in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”). These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

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

Realized Gain (Loss) Related to Financial Instruments and Reinsurance-Related Assets

For information on realized gain (loss) related to financial instruments and reinsurance-related assets, see Note 15.

Gain (loss) on the mark-to-market on certain instruments, including those associated with our consolidated variable interest entities (“VIEs”) represents changes in the fair values of certain derivative investments (not including those associated with our variable annuity net derivative results), reinsurance-related embedded derivatives and trading securities.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2022	2021
Variable annuity hedge program assets (liabilities)	$1,928	$1,952	$1,623	$625	$721

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,513	$1,180	$1,136	$1,699	$1,818
NPR	40	145	164	46	17
Embedded derivative reserves	1,553	1,325	1,300	1,745	1,835
Insurance benefit reserves	(2,468)	(2,668)	(2,349)	(1,547)	(1,231)
Total variable annuity reserves – asset (liability)	$(915)	$(1,343)	$(1,049)	$198	$604

10-year CDS spread	2.31%	2.10%	2.05%	1.44%	1.15%
NPR factor related to 10-year CDS spread	1.58%	1.47%	1.33%	0.99%	0.70%

(1)Embedded derivative reserves in an asset (liability) position indicate we estimate the present value of future benefits to be less (greater) than the present value of future net valuation premiums.

The following shows the hypothetical effect (in millions) to net income (loss) for changes in the NPR factor along all points on the spread curve as of December 31, 2022:

Hypothetical
Effect
NPR factor:
Down 158 basis points to zero	$(180)
Up 20 basis points	9

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Investments
Fixed maturity AFS securities	$99,736	$118,746	75.7%	77.3%
Trading securities	3,498	4,482	2.7%	2.9%
Equity securities	427	318	0.3%	0.2%
Mortgage loans on real estate	18,301	17,991	13.9%	11.7%
Policy loans	2,359	2,364	1.8%	1.5%
Derivative investments	3,736	5,437	2.8%	3.6%
Alternative investments	3,021	2,666	2.3%	1.7%
Other investments	718	1,626	0.5%	1.1%
Total investments	$131,796	$153,630	100.0%	100.0%

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

	As of December 31, 2022
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,762	$133	$1,998	$15,897	15.9%
Basic industry	4,352	45	478	3,919	3.9%
Capital goods	7,374	63	884	6,553	6.6%
Communications	4,239	72	519	3,792	3.8%
Consumer cyclical	6,056	40	698	5,398	5.4%
Consumer non-cyclical	17,080	184	2,395	14,869	14.9%
Energy	4,776	53	485	4,344	4.4%
Technology	5,581	27	675	4,933	4.9%
Transportation	3,666	19	421	3,264	3.3%
Industrial other	2,330	3	416	1,917	1.9%
Utilities	14,204	111	1,822	12,493	12.5%
Government-related entities	1,820	37	213	1,644	1.6%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,451	3	166	1,288	1.3%
Non-agency backed	364	18	14	368	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	394	1	42	353	0.4%
Commercial mortgage-backed securities (“CMBS”):
Agency backed	15	-	-	15	0.0%
Non-agency backed	1,902	3	246	1,659	1.7%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	8,497	1	671	7,827	7.8%
Credit card	85	6	1	90	0.1%
Home equity	196	27	4	219	0.2%
Other	3,014	4	250	2,768	2.8%
Municipals:
Taxable	5,319	171	506	4,984	5.0%
Tax-exempt	91	1	6	86	0.1%
Government:
United States	405	5	31	379	0.4%
Foreign	348	17	47	318	0.3%
Hybrid and redeemable preferred securities	364	25	30	359	0.4%
Total fixed maturity AFS securities	111,685	1,069	13,018	99,736	100.0%
Trading Securities (2)	3,833	44	379	3,498
Equity Securities	383	104	60	427
Total fixed maturity AFS, trading and equity securities	$115,901	$1,217	$13,457	$103,661

	As of December 31, 2021
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,438	$1,981	$81	$18,338	15.4%
Basic industry	4,436	741	11	5,166	4.4%
Capital goods	7,316	1,040	31	8,325	7.0%
Communications	4,124	734	7	4,851	4.1%
Consumer cyclical	5,811	616	22	6,405	5.4%
Consumer non-cyclical	16,905	2,565	83	19,387	16.3%
Energy	4,932	728	13	5,647	4.8%
Technology	5,173	546	34	5,685	4.8%
Transportation	3,414	423	11	3,826	3.2%
Industrial other	2,159	174	11	2,322	2.0%
Utilities	13,785	2,250	38	15,997	13.5%
Government-related entities	1,863	315	7	2,171	1.8%
CMOs:
Agency backed	1,544	123	1	1,666	1.4%
Non-agency backed	360	52	1	411	0.3%
MPTS:
Agency backed	429	21	2	448	0.4%
CMBS:
Agency backed	20	-	-	20	0.0%
Non-agency backed	1,532	61	14	1,579	1.3%
ABS:
CLOs	6,356	11	49	6,318	5.3%
Credit card	82	24	1	105	0.1%
Home equity	236	54	-	290	0.2%
Other	1,765	38	4	1,799	1.5%
Municipals:
Taxable	5,250	1,290	12	6,528	5.5%
Tax-exempt	72	21	-	93	0.1%
Government:
United States	375	60	2	433	0.4%
Foreign	373	64	5	432	0.4%
Hybrid and redeemable preferred securities	408	107	11	504	0.4%
Total fixed maturity AFS securities	105,158	14,039	451	118,746	100.0%
Trading Securities (2)	4,170	343	31	4,482
Equity Securities	285	55	22	318
Total fixed maturity AFS, trading and equity securities	$109,613	$14,437	$504	$123,546

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of December 31, 2022			As of December 31, 2021
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$63,741	$56,892	57.0%	$58,542	$66,571	56.1%
2	BBB	44,103	39,230	39.4%	42,797	48,130	40.5%
Total investment grade securities		107,844	96,122	96.4%	101,339	114,701	96.6%

Below Investment Grade Securities
3	BB	2,101	1,938	1.9%	2,278	2,492	2.1%
4	B	1,679	1,620	1.6%	1,424	1,441	1.2%
5	CCC and lower	59	53	0.1%	51	53	0.0%
6	In or near default	2	3	0.0%	66	59	0.1%
Total below investment grade securities		3,841	3,614	3.6%	3,819	4,045	3.4%
Total fixed maturity AFS securities		$111,685	$99,736	100.0%	$105,158	$118,746	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.4%	3.6%		3.6%	3.4%

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

As of December 31, 2022 and 2021, 97% and 94%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. See Note 4 for maturity date information for our fixed maturity investment portfolio. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of December 31, 2022, increased by $12.6 billion since December 31, 2021. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of December 31, 2022, did not require an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(15) million and $(11) million of credit loss benefit (expense) on our fixed maturity AFS securities for the years ended December 31, 2022 and 2021, respectively. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 1, 4 and 15.

As reported on the Consolidated Balance Sheets, we had $143.1 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $135.1 billion as of December 31, 2022. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $16.6 billion as of December 31, 2022, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional discussion, see “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and “Liquidity and Capital Resources” below.

As of December 31, 2022 and 2021, the estimated fair value for all private placement securities was $19.0 billion and $20.7 billion, respectively, representing 14% and 13% of total investments, respectively.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and, as long as the unemployment rate remains stable to improving, we expect these trends to continue. We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss. As of December 31, 2022 and 2021, our ABS home equity and RMBS had a market value of $2.3 billion and $2.9 billion, respectively, and a net unrealized gain (loss) of $(195) million and $245 million, respectively.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $191 million and represented less than 1% of our total investment portfolio as of December 31, 2022. Fixed maturity AFS securities represented $183 million, or 96%, and trading securities represented $8 million, or 4%, of the subprime exposure as of December 31, 2022. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2022:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$1,845	$1,641	$190	$182	$65	$70	$109	$116	$2,209	$2,009
ABS home equity	1	-	18	19	18	26	159	174	196	219
Total by type (2)(3)	$1,846	$1,641	$208	$201	$83	$96	$268	$290	$2,405	$2,228

Rating
AAA	$1,495	$1,333	$104	$100	$-	$-	$6	$6	$1,605	$1,439
AA	345	302	8	8	5	5	4	4	362	319
A	6	6	1	1	-	-	8	8	15	15
BBB	-	-	31	27	5	5	6	6	42	38
BB and below	-	-	64	65	73	86	244	266	381	417
Total by rating (2)(3)(4)	$1,846	$1,641	$208	$201	$83	$96	$268	$290	$2,405	$2,228

Origination Year
2012 and prior	$341	$338	$84	$85	$83	$96	$268	$290	$776	$809
2013	112	101	-	-	-	-	-	-	112	101
2014	49	45	1	1	-	-	-	-	50	46
2015	145	128	15	14	-	-	-	-	160	142
2016	459	387	-	-	-	-	-	-	459	387
2017	220	194	-	-	-	-	-	-	220	194
2018	180	166	-	-	-	-	-	-	180	166
2019	158	131	-	-	-	-	-	-	158	131
2020	67	55	3	3	-	-	-	-	70	58
2021	89	72	33	28	-	-	-	-	122	100
2022	26	24	72	70	-	-	-	-	98	94
Total by origination
year (2)(3)	$1,846	$1,641	$208	$201	$83	$96	$268	$290	$2,405	$2,228

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.2%	2.2%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.5%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $101 million and $107 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $120 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $120 million in trading securities consisted of $110 million prime, $1 million Alt-A and $9 million subprime.

(3)Does not include the fair value of trading securities totaling $102 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $102 million in trading securities consisted of $93 million prime, $1 million Alt-A and $8 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2022:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,844	$1,614	$73	$60	$1,917	$1,674

Rating
AAA	$1,354	$1,218	$16	$15	$1,370	$1,233
AA	490	396	53	41	543	437
A	-	-	4	4	4	4
Total by rating (1)(2)(3)	$1,844	$1,614	$73	$60	$1,917	$1,674

Origination Year
2012 and prior	$12	$12	$11	$10	$23	$22
2013	80	79	-	-	80	79
2014	15	14	-	-	15	14
2015	28	26	-	-	28	26
2016	111	100	4	4	115	104
2017	355	327	-	-	355	327
2018	194	181	-	-	194	181
2019	350	309	-	-	350	309
2020	259	207	5	4	264	211
2021	235	177	39	30	274	207
2022	205	182	14	12	219	194
Total by origination year (1)(2)	$1,844	$1,614	$73	$60	$1,917	$1,674

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.7%	1.7%

(1)Does not include the amortized cost of trading securities totaling $160 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $160 million in trading securities consisted of $120 million of multiple property CMBS and $40 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $137 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $137 million in trading securities consisted of $101 million of multiple property CMBS and $36 million of single property CMBS.

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

As of December 31, 2022, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $306 million and $296 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2022, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Healthcare	$6,229	6.5%	$1,238	9.5%	$4,991	6.0%
Electric	8,233	8.6%	1,216	9.3%	7,017	8.4%
ABS	10,559	11.0%	904	6.9%	9,655	11.6%
Banking	6,967	7.2%	765	5.9%	6,202	7.5%
Technology	5,142	5.3%	675	5.2%	4,467	5.4%
Food and beverage	4,293	4.5%	613	4.7%	3,680	4.4%
Local authorities	2,756	2.9%	518	4.0%	2,238	2.7%
Manufacturing	3,066	3.2%	422	3.2%	2,644	3.2%
Industrial – other	2,237	2.3%	422	3.2%	1,815	2.2%
Natural gas	1,901	2.0%	320	2.5%	1,581	1.9%
Pharmaceuticals	2,642	2.7%	317	2.4%	2,325	2.8%
Brokerage asset management	1,983	2.1%	306	2.4%	1,677	2.0%
Chemicals	2,296	2.4%	305	2.3%	1,991	2.4%
Retail	1,983	2.1%	282	2.2%	1,701	2.0%
Transportation services	2,327	2.4%	268	2.1%	2,059	2.5%
Property and casualty	1,879	2.0%	258	2.0%	1,621	2.0%
Life	1,627	1.7%	257	2.0%	1,370	1.6%
Non-agency CMBS	1,782	1.9%	246	1.9%	1,536	1.8%
Midstream	1,853	1.9%	224	1.7%	1,629	2.0%
Aerospace and defense	1,483	1.5%	201	1.5%	1,282	1.5%
Utility – other	1,100	1.1%	187	1.4%	913	1.1%
Consumer products	1,259	1.3%	175	1.3%	1,084	1.3%
Wirelines	1,151	1.2%	174	1.3%	977	1.2%
Automotive	1,565	1.6%	172	1.3%	1,393	1.7%
Railroads	953	1.0%	139	1.1%	814	1.0%
Wireless	844	0.9%	136	1.0%	708	0.9%
Integrated	925	1.0%	134	1.0%	791	1.0%
Government sponsored	541	0.6%	127	1.0%	414	0.5%
Metals and mining	960	1.0%	115	0.9%	845	1.0%
Entertainment	835	0.9%	108	0.8%	727	0.9%
Project finance	957	0.9%	102	0.9%	855	1.0%
Building materials	876	0.9%	102	0.8%	774	0.9%
Cable – satellite	646	0.7%	101	0.8%	545	0.7%
Industries with unrealized losses
less than $100 million	12,290	12.7%	1,489	11.5%	10,801	12.9%
Total by industry	$96,140	100.0%	$13,018	100.0%	$83,122	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	86.1%		100.0%		83.3%

As of December 31, 2022, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $58 million and $55 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2022
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,987	$1,379	$18,366	99.8%
Delinquent (1)	-	13	13	0.1%
Foreclosure (2)	-	21	21	0.1%
Total mortgage loans on real estate before allowance	16,987	1,413	18,400	100.0%
Allowance for credit losses	(84)	(15)	(99)
Total mortgage loans on real estate	$16,903	$1,398	$18,301

	As of December 31, 2021
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,168	$889	$18,057	99.8%
Delinquent (1)	-	14	14	0.1%
Foreclosure (2)	-	16	16	0.1%
Total mortgage loans on real estate before allowance	17,168	919	18,087	100.0%
Allowance for credit losses	(79)	(17)	(96)
Total mortgage loans on real estate	$17,089	$902	$17,991

(1)As of December 31, 2022, no commercial mortgage loans and 24 residential mortgage loans were delinquent. As of December 31, 2021, 2 commercial mortgage loans and 31 residential mortgage loans were delinquent.

(2)As of December 31, 2022, no commercial mortgage loans and 49 residential mortgage loans were in foreclosure. As of December 31, 2021, no commercial mortgage loans and 34 residential mortgage loans were in foreclosure.

As of December 31, 2022, there were 2 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of less than $1 million and 37 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $16 million. As of December 31, 2021, there were 4 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $1 million and 50 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $22 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent, excluding foreclosures, as of December 31, 2022 and 2021, was less than $1 million. The total outstanding principal and interest on residential mortgage loans on real estate that were three or more payments delinquent, excluding foreclosures, as of December 31, 2022 and 2021, was $13 million and $14 million, respectively.

See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	December 31,	December 31,
	2022	2021
Segment
Life Insurance	$3,536	$3,890
Annuities	7,008	6,732
Group Protection	1,417	1,435
Retirement Plan Services	4,253	4,326
Other Operations	2,087	1,608
Total mortgage loans on real estate	$18,301	$17,991

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of December 31, 2022			As of December 31, 2022
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,445	32.2%	CA	$4,641	27.5%
Industrial	4,071	24.1%	TX	1,569	9.3%
Office building	3,588	21.2%	NY	1,011	6.0%
Retail	2,595	15.4%	PA	869	5.1%
Other commercial	773	4.6%	FL	788	4.7%
Hotel/motel	226	1.3%	MD	704	4.3%
Mixed use	205	1.2%	WA	662	3.9%
Total	$16,903	100.0%	AZ	615	3.6%
Geographic Region			GA	614	3.6%
Pacific	5,633	33.3%	TN	548	3.2%
South Atlantic	3,427	20.3%	OH	423	2.5%
Middle Atlantic	2,153	12.7%	VA	412	2.4%
West South Central	1,706	10.1%	NC	402	2.4%
Mountain	1,231	7.3%	WI	358	2.1%
East North Central	1,218	7.2%	OR	329	1.9%
East South Central	671	4.0%	SC	306	1.8%
West North Central	461	2.7%	IL	302	1.8%
New England	371	2.2%	Non U.S.	32	0.2%
Non U.S.	32	0.2%	All other states	2,318	13.7%
Total	$16,903	100.0%	Total	$16,903	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of December 31, 2022
	Commercial	Residential	Total	%
Principal Repayment Year
2023	$800	$17	$817	4.4%
2024	973	18	991	5.4%
2025	1,044	19	1,063	5.8%
2026	1,400	20	1,420	7.7%
2027	1,681	22	1,703	9.3%
2028 and thereafter	11,124	1,281	12,405	67.4%
Total	$17,022	$1,377	$18,399	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Life Insurance	$47	$522	$140
Annuities	8	63	23
Group Protection	5	41	15
Retirement Plan Services	4	38	14
Other Operations	2	15	5
Total (1)	$66	$679	$197

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2022 and 2021, alternative investments included investments in 337 and 311 different partnerships, respectively, and the portfolio represented approximately 2% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2022 and 2021, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $11 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities	$4,469	$4,351	$4,334
Trading securities	182	167	202
Equity securities	11	3	3
Mortgage loans on real estate	689	680	677
Policy loans	101	115	125
Cash and invested cash	13	-	12
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	105	199	82
Alternative investments (2)	66	679	197
Consent fees	8	10	7
Other investments	79	64	46
Investment income	5,723	6,268	5,685
Investment expense	(212)	(153)	(175)
Net investment income	$5,511	$6,115	$5,510

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Years Ended December 31,
	2022	2021	2020
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	3.87%	3.92%	4.12%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.08%	0.15%	0.06%
Alternative investments	0.05%	0.51%	0.16%
Net investment income yield on invested assets	4.00%	4.58%	4.34%

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

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of our life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers. We seek life and annuity reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital and risk management. We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances. The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC amortization net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements. We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees. With regard to risk retention from a consolidated basis, these inter-company agreements do not have an effect on the consolidated financial statements. For information regarding reserve financing and LOC expenses from inter-company reinsurance agreements, see “Liquidity and Capital Resources – Material Cash Outflows” below.

We focus on obtaining reinsurance from a diverse group of reinsurers. We have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, we generally require the reinsurer to have an AM Best rating of A+ or greater or an S&P rating of AA- or better and a specified RBC percentage (or similar capital ratio measure). If the reinsurer does not have these ratings, we may require them to post collateral as described below; however, we may waive the collateral requirements based on the facts and circumstances. In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and RBC ratios or establish the specified quality and quantity of collateral. Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements.

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

As a result of our modified coinsurance agreement with Athene to reinsure fixed annuity products, we reported a $3.8 billion deposit asset within other assets on the Consolidated Balance Sheets as of December 31, 2022. For additional information, see Note 8.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of December 31, 2022, 83%, or $16.6 billion, of our total reinsurance recoverable was secured by collateral for our benefit. Of this amount, $16.4 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on the Consolidated Balance Sheets), $130 million was held in our funds withheld portfolios and $93 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement. The total in our funds withheld portfolios was $2.3 billion and reported in other liabilities on the Consolidated Balance Sheets as of December 31, 2022. The excess funds withheld represent funds above the reinsurance recoverable from our reinsurers.

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

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and Lincoln Life & Annuity Company of New York (“LLANY”), provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under the LNL reinsurance arrangement, we held approximately $2.7 billion of statutory reserves as of December 31, 2022. LNL must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.1 billion of statutory reserves as of December 31, 2022. LLANY must maintain an AM Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $612 million of statutory reserves as of December 31, 2022, LLANY must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

For more information about reinsurance, see Notes 8 and 13 and “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital –Subsidiaries’ Capital” below.

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

Reductions to our subsidiaries’ statutory surplus and RBC may cause them to retain more capital, which may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. As a result of the charge taken in connection with the annual assumption review in the third quarter of 2022, we expect an approximate $300 million statutory capital impact in the fourth quarter of 2022 that will reduce our RBC ratio by approximately 12 points. We believe we have adequate capital to operate our business as we replenish statutory capital back to our targeted levels. For more information, see “Subsidiaries’ Capital” below.

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $4.0 billion, $151 million and $534 million in 2022, 2021 and 2020, respectively.

Holding Company Sources and Uses of Liquidity and Capital

The primary sources of liquidity and capital at the holding company level are dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and depository shares. These sources support the general corporate needs of the holding company, including its common and preferred stock dividends, common stock repurchases, interest and debt service, funding of callable securities, acquisitions and investment in core businesses.

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Dividends from Subsidiaries
LNL	$645	$1,910	$660
First Penn-Pacific Life Insurance Company	22	45	-
Lincoln Investment Management Company	38	20	25
Lincoln National Management Corporation	7	10	5
Lincoln National Reinsurance Company (Barbados) Limited	85	75	150
Total dividends from subsidiaries	$797	$2,060	$840

Interest from Subsidiaries
Interest on inter-company notes	$118	$111	$123

See Note 19 for information on the increase in dividends from LNL in 2021. The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, issuance of preferred stock, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for the holding company cash flow statement.

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

We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $1.7 billion in 2023 without prior approval from the respective state commissioners. The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.”

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

Subsidiaries’ Capital

Our insurance subsidiaries must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of the capital adequacy of our insurance subsidiaries. The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, as a reduction in our insurance subsidiaries’ surplus will affect their RBC ratios and dividend-paying capacity. For a discussion of the actions management is taking to rebuild statutory capital, see “Introduction – Executive Summary – Significant Operational Matters – Rebuilding Risk-Based Capital.” For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital.”

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to Actuarial Guideline XXXVIII (“AG38”). Our insurance subsidiaries employ strategies to reduce the strain caused by AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of December 31, 2022, was $1.8 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 12. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.9 billion to finance a portion of the excess reserves as of December 31, 2022; of this amount, $3.1 billion involve exposure to VIEs. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 3. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries’ cede a portion of the guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through inter-company reinsurance arrangements. Our variable annuity hedge program in LNBAR seeks to hedge our exposure to selected risk and income statement volatility caused by changes in the capital markets associated with the variable annuity guarantees. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative instruments hedging these reserves. The capital markets environment in 2022 led to market volatility and increased hedge breakage that has impacted capital in LNBAR.  As a result, we did not take dividends out of LNBAR after the first quarter of 2022. In December 2022, LNC issued a $500 million long-term note to a non-affiliated variable interest entity in exchange for a corporate bond AFS security of like principal and duration. LNC contributed the security to LNBAR to address asset value volatility based on market conditions. There are no impacts to the LNC Consolidated Balance Sheets based on the set-off right provided in the transaction. For more information, see Note 3.

In September 2022, we announced enhancements to our variable annuity hedge program that continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. The revised variable annuity hedge program, effective January 1, 2023, aligns with our increased strategic focus on maximizing the economic value as measured by distributable earnings, which is achieved by managing risks to capital generation due to market volatility. For additional information on our variable annuity hedge program, see “Introduction – Executive Summary – Significant Operational Matters – Variable Annuity Hedge

Program.” For risks related to our variable annuity hedge program, see “Part I – Item 1A. Risk Factors – Market Conditions – Our hedging strategies may not be fully effective to offset the changes in the carrying value of the guarantees on certain of our products, which could result in volatility in our results of operations and financial condition under GAAP and in the capital levels of our insurance and reinsurance subsidiaries.”

We also use long-dated LOCs or other capital market solutions to reduce the potential strain caused by temporary mismatches between movements in the statutory reserves and derivative instruments for variable annuity guaranteed benefit riders reinsured to LNBAR. Included in the LOCs issued as of December 31, 2022, was $1.6 billion of long-dated LOCs issued to support inter-company reinsurance arrangements for variable annuity guaranteed benefit riders. For information on the LOCs, see the credit facilities table in Note 12.

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

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of our life insurance subsidiaries.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the year ended December 31, 2022, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$300	$-	$(300)	$-	$500	$500

Long-Term Debt
Senior notes	$4,867	$300	$-	$(156)	$(514)	$4,497
Term loans	250	-	-	-	-	250
Subordinated notes (3)	995	-	-	-	-	995
Capital securities (3)	213	-	-	-	-	213
Total long-term debt	$6,325	$300	$-	$(156)	$(514)	$5,955

(1)Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)As of December 31, 2022, consisted of $500 million principal amount of our 4.00% Senior Notes due September 1, 2023.

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

LNC made interest payments to service debt of $298 million, $294 million and $277 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For additional information about our short-term and long-term debt and our credit facilities, see Note 12.

Preferred Stock

In November 2022, we raised approximately $1 billion through the issuance of preferred stock, $780 million of which was contributed to LNL in the fourth quarter to strengthen LNL’s statutory capital. We intend to use the remaining proceeds to fund part of the repayment upon maturity of our 4.00% Senior Notes due September 1, 2023. For additional information, see “Introduction – Executive Summary – Significant Operational Matters – Rebuild Risk-Based Capital Ratio” above and Note 14.

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of $925 million, $65 million and $518 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Return of Capital to Common Stockholders

One of our primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of dividends from our subsidiaries and an evaluation of the costs and benefits associated with alternative uses of capital. We paused our common stock repurchases under our buyback program beginning in the fourth quarter of 2022, and we expect the pause to continue through the end of 2023. For additional information regarding share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities.”

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Dividends to common stockholders	$310	$319	$311
Repurchase of common stock	550	1,105	275
Total cash returned to common stockholders	$860	$1,424	$586

Number of shares repurchased	8.7	16.2	4.9

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of December 31, 2022, the holding company had a net outstanding receivable (payable) of $62 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of December 31, 2022, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 12.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of December 31, 2022, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $6.1 billion. As of December 31, 2022, LNL had outstanding borrowings of $3.1 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of December 31, 2022, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of December 31, 2022, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $298 million. In addition, our insurance and reinsurance subsidiaries had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of December 31, 2022. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of December 31, 2022, we were in a net collateral payable position of $3.1 billion compared to $4.9 billion as of December 31, 2021. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Material Cash Outflows

Details underlying our estimated material cash outflows as of December 31, 2022, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder
obligations (1)	$22,681	$46,546	$48,204	$402,968	$520,399
Short-term and long-term debt (2)	500	550	400	4,881	6,331
Reserve financing and LOC expenses (3)	66	125	112	256	559
Payables for collateral on investments (4)	3,428	-	-	-	3,428
Investment commitments (5)	651	441	1,142	151	2,385
Operating leases (6)	44	80	52	15	191
Finance leases (6)	82	25	4	-	111
Certain financing arrangements (7)	43	222	366	-	631
Retirement and other plans (8)	101	200	195	453	949
Total	$27,596	$48,189	$50,475	$408,724	$534,984

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

(8)Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2032 and known payments under deferred compensation arrangements. In addition to these benefit payments, we periodically fund the employees’ defined benefit plans. See Note 17 for additional information.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” for information on our financial strength ratings.

Credit Ratings

Our indicative credit ratings published by the primary rating agencies are set forth below. Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings. There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports. Each rating should be evaluated independently of any other rating. All credit ratings are on outlook negative except for the ratings assigned by S&P, which are on outlook stable.

As of February 13, 2023, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit are indicated in the following table.

AM Best	Fitch	Moody's	S&P
“aaa to c”	“AAA to D”	“Aaa to C”	“AAA to D”
bbb+	BBB+	Baa1	BBB+
(8th of 22)	(8th of 21)	(8th of 21)	(8th of 22)

As of February 13, 2023, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit are indicated in the following table.

AM Best	Fitch	Moody's	S&P
“AMB-1+ to AMB-4”	“F1 to D”	“P-1 to NP”	“A-1+ to D”
AMB-2	F2	P-2	A-2
(3rd of 6)	(3rd of 8)	(2nd of 4)	(3rd of 7)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the investments support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. Our primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values. These market risks are discussed in detail in the following pages and should be read in conjunction with the consolidated financial statements and the accompanying Notes presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2022:

								Estimated
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$3,340	$3,409	$3,577	$4,246	$5,467	$85,036	$105,075	$93,274
Average interest rate	3.7%	3.7%	3.8%	3.5%	3.8%	4.2%	4.1%
Variable interest rate securities	$139	$222	$328	$559	$519	$4,865	$6,632	$6,462
Average interest rate	9.3%	8.9%	8.8%	9.1%	8.8%	5.7%	6.6%
Trading securities:
Fixed interest rate securities	$180	$142	$155	$91	$106	$2,363	$3,037	$2,767
Average interest rate	4.5%	4.6%	4.6%	4.3%	4.9%	4.4%	4.5%
Variable interest rate securities	$-	$29	$-	$5	$-	$762	$796	$731
Average interest rate	0.0%	5.7%	0.0%	4.7%	0.0%	6.5%	6.4%
Mortgage loans on real estate:
Total mortgage loans	$817	$991	$1,063	$1,420	$1,703	$12,405	$18,399	$16,553
Average interest rate	4.7%	4.2%	3.9%	3.7%	4.0%	3.9%	4.0%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$1,969	$1,981	$2,199	$3,052	$3,684	$30,283	$43,168	$38,653
Average interest rate (1)	3.7%	3.7%	3.7%	3.4%	3.7%	3.9%	3.8%
Debt	$500	$250	$300	$400	$-	$4,881	$6,331	$5,501
Average interest rate	4.0%	5.9%	3.4%	3.6%	0.0%	5.1%	4.9%
Rate Sensitive Derivative Financial Instruments
Interest rate, foreign currency swaps and forwards: (4)
Pay variable/receive fixed	$4,486	$2,755	$689	$4,649	$788	$31,777	$45,144	$(3,139)
Average pay rate	4.6%	6.3%	4.5%	4.4%	3.8%	4.1%	4.3%
Average receive rate	0.4%	2.7%	3.3%	1.7%	2.5%	2.4%	2.2%
Pay fixed/receive variable	$5,026	$2,580	$2	$4,345	$325	$22,312	$34,590	$2,261
Average pay rate	0.3%	2.7%	1.2%	1.1%	1.3%	2.4%	2.0%
Average receive rate	3.8%	6.6%	1.2%	2.6%	1.7%	4.5%	4.3%
Interest rate cap corridors:	$13,500	$12,300	$-	$-	$-	$-	$25,800	$2
Average buy strike rate (2)	7.0%	6.0%	0.0%	0.0%	0.0%	0.0%	6.5%
Average sell strike rate (2)	11.0%	10.0%	0.0%	0.0%	0.0%	0.0%	10.5%
Forward swap curve	3.7%	3.5%	0.0%	0.0%	0.0%	0.0%	3.6%
Reverse Treasury locks:
5-year on-the-run Treasury	$110	$75	$-	$-	$-	$-	$185	$(10)
Average strike rate	3.8%	3.2%	0.0%	0.0%	0.0%	0.0%	3.6%
Forward CMT curve (3)	3.8%	3.8%	0.0%	0.0%	0.0%	0.0%	3.8%
10-year on-the-run Treasury	$230	$75	$-	$-	$-	$-	$305	$(43)
Average strike rate	3.1%	2.9%	0.0%	0.0%	0.0%	0.0%	3.0%
Forward CMT curve (3)	3.8%	3.9%	0.0%	0.0%	0.0%	0.0%	3.8%
30-year on-the-run Treasury	$710	$105	$-	$-	$-	$-	$815	$(177)
Average strike rate	2.6%	2.7%	0.0%	0.0%	0.0%	0.0%	2.6%
Forward CMT curve (3)	3.9%	3.9%	0.0%	0.0%	0.0%	0.0%	3.9%
Total return swaps:
Pay variable/receive fixed	$1,106	$-	$-	$-	$-	$-	$1,106	$(3)
Pay fixed/receive variable	5,922	-	-	-	-	-	5,922	41
Interest rate futures:
2-year Treasury notes	$342	$-	$-	$-	$-	$-	$342	$-
5-year Treasury notes	160	-	-	-	-	-	160	-
10-year Treasury notes	54	$-	$-	$-	$-	$-	$54	$-
Treasury bonds	79	-	-	-	-	-	79	-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

(2)The indexes are the 5-year and 10-year constant maturity swap.

(3)The Constant Maturity Treasury (“CMT”) curve is the applicable 5-year, 10-year or 30-year CMT forward curve.

(4)Includes notional of $354 million and fair value of $21 million that support our modified coinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2021:

	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$105,177	$118,746
Trading securities	4,170	4,482
Mortgage loans on real estate	18,074	18,700
Investment-type insurance contracts (1)	50,605	53,416
Debt	6,331	7,009
Interest rate and foreign currency swaps	61,991	276
Interest rate cap corridors	26,800	-
Reverse Treasury locks	1,950	80
Total return swaps	5,407	(3)
Interest rate futures	728	-
Foreign currency futures	163	-

(1)The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2022, relative to interest rates remaining flat:

	1%	1%
	Increase	Decrease
Life Insurance	$7	$(7)
Annuities (1)	(8)	12
Group Protection	4	(4)
Retirement Plan Services	5	(7)
Other Operations	-	(8)
Income (loss) from operations	$8	$(14)

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

Prolonged historically low rates are not healthy for our business fundamentals. However, we have recognized this risk and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment. For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue. See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” for additional information on low interest rate risks.

The following provides detail on the percentage differences between the December 31, 2022, interest rates being credited to contract holders based on the fourth quarter of 2022 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
			Retirement		%
	Life		Plan		Account
	Insurance (1)	Annuities	Services	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products: (2)
Occurring within the next twelve months: (3)
No difference	$28,464	$9,184	$17,678	$55,326	52.4%
Up to 0.50%	158	2,664	1,467	4,289	4.1%
0.51% to 1.00%	196	2,964	3,415	6,575	6.2%
1.01% to 1.50%	57	2,027	236	2,320	2.2%
1.51% to 2.00%	3,536	1,422	-	4,958	4.7%
2.01% to 2.50%	13	223	-	236	0.2%
2.51% to 3.00%	113	95	-	208	0.2%
3.01% or greater	59	2,323	-	2,382	2.3%
Occurring after the next twelve months (4)	-	4,234	-	4,234	4.0%
Total discretionary rate setting products	32,596	25,136	22,795	80,527	76.3%
Other contracts (5)	-	22,603	2,342	24,945	23.7%
Total account values	$32,596	$47,739	$25,137	$105,472	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	87.3%	36.5%	77.6%	68.7%

(1)Excludes policy loans.

(2)Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

(3)The average crediting rates were 88 basis points, 14 basis points and 24 basis point in excess of average minimum guaranteed rates for our Life Insurance, Annuities and Retirement Plan Services segments, respectively.

(4)The average crediting rates were 148 basis points in excess of average minimum guaranteed rates. Of our account values for these products, 71% are scheduled to reset in more than one year but not more than two years; 15% are scheduled to reset in more than two years but not more than three years; and 14% are scheduled to reset in more than three years.

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

Interest Rate Risk on Fixed Insurance Businesses – Rising Rates

For both universal life insurance and annuities, a rapid rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from 1 to 10 years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders. If we credit more competitive renewal rates to limit surrenders, our spreads will narrow. We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by entering into interest rate cap corridor agreements. With these instruments in place, the potential adverse effect of a rapid and sustained rise in rates is kept within our risk tolerances. See “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” for more information on the risks related to rising interest rates.

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

Fee Income

The fees earned from variable life insurance and variable annuities products are exposed to the risk of a decline in equity market values. These fees are generally a fixed percentage of the market value of account values. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals and redemptions. Such withdrawals and redemptions from equity funds and accounts might be partially offset by transfers to our fixed-income accounts and the transfer of funds to us from our competitors’ customers.

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

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2022				As of December 31, 2021
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$282	$282	$28	$(28)	$244	$244
Foreign equities	145	145	15	(15)	74	74
Total equity securities	427	427	43	(43)	318	318
Hedge funds	265	265	27	(27)	265	265
Private equities	2,793	2,793	279	(279)	2,631	2,631
Other equity interests	3	3	-	-	12	14
Total equity assets	$3,488	$3,488	$349	$(349)	$3,226	$3,228
Derivatives Hedging Equity
Market Risk
Call options (2)	$40,821	$4,330	$1,407	$(1,201)	$34,140	$5,441
Equity futures	983	-	(98)	98	1,453	-
Put options	47,206	(911)	(34)	455	17,971	(931)
Total return swaps	25,247	(144)	(701)	701	25,031	(157)
Total derivatives hedging
equity market risk	$114,257	$3,275	$574	$53	$78,595	$4,353

(1)Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

(2)Includes notional of $1.8 billion and fair value of $18 million that support our modified coinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

Liabilities

We have exposure to changes in our stock price through both our deferred and stock-based incentive compensation plans. For additional information on our deferred and stock-based incentive compensations plans, see Notes 17 and 18, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2022, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million.  For purposes of this estimate, we excluded any effect related to net flows, unlocking, persistency, hedge program performance, policyholder behavior or reduction in account values attributable to contract holder assessments.

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

Investments

The majority of our credit risk is concentrated in investment holdings. Our portfolio of investments was $131.8 billion and $153.6 billion as of December 31, 2022 and 2021, respectively. Of this total, $81.3 billion and $100.9 billion consisted of corporate bonds and $18.3 billion and $18.0 billion consisted of mortgage loans on real estate as of December 31, 2022 and 2021, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities. We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies. As of December 31, 2022 and 2021, our unhedged positions consisted of zero and $4 million, respectively, of principal in U.S. dollar equivalents of Canadian-denominated investments with maturity dates up to 2025 and an average interest rate of 2%. As of the same dates, our modified coinsurance portfolios were partially hedged and consisted of $164 million and $181 million, respectively, of principal in U.S. dollar equivalents of foreign denominated investments with maturity dates up to 2063 and an average interest rate of 4%. Investment results for our modified coinsurance agreements are passed directly to the reinsurers. See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

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

Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lincoln National Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Deferred Acquisition Costs Asset and Future Contract Benefits Liability

Description of the Matter

At December 31, 2022, deferred acquisition costs totaled $12.8 billion and future contract benefits liabilities totaled $42.2 billion, a portion of which related to universal life-type contracts with secondary guarantees and variable annuity contracts with guaranteed benefit riders.

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

Variable Annuity Guaranteed Living Benefit Riders Embedded Derivatives

Description of the Matter

The Company’s variable annuity guaranteed living benefit riders include an embedded derivative, represented by an asset totaling $1.7 billion as of December 31, 2022, related to the non-life contingent feature of the product which is accounted for at fair value, with changes in fair value recognized in income. As described in Notes 1 (see section on Future Contract Benefits), 5 and 20 to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the embedded derivative because of the sensitivity of certain assumptions underlying the estimate, including stock market performance, policy lapse experience and rider utilization. Management’s assumptions are adjusted over time for emerging experience and expected changes in trends, resulting in changes to the estimated fair value of the embedded derivative.

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

Goodwill Impairment Charge

Description of the Matter

For the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $634 million. As discussed in Notes 1 (see section on Goodwill) and 9 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. As a result of the capital market environment during the third quarter of 2022, including (i) declining equity markets and (ii) the impact of rising interest rates on the Company’s discount rate assumption, the Company accelerated the quantitative goodwill impairment test for the Life Insurance reporting unit as the Company concluded that there were indicators of impairment. Based on this quantitative test, the Company incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represented a write-off of the entire balance of goodwill for the reporting unit. Determining the fair value of the Life Insurance reporting unit as part of the goodwill impairment analysis is sensitive to significant assumptions such as the discount rate, and other relevant assumptions impacting projected financial information, including policyholder behavior assumptions, and those impacted by market or economic conditions.

Auditing the fair value of the Company’s Life Insurance reporting unit was complex and required the involvement of our valuation and actuarial specialists due to the high degree of judgment used by management.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. This included, among others, controls related to the review and approval processes that management has in place to develop the assumptions used in the estimation process, including management’s determination of the applicable discount rate, and the profitability of in-force business including policyholder behavior assumptions for the Life Insurance reporting unit.

We involved actuarial and valuation specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to current industry and economic trends and recent market transactions. We reviewed the historical accuracy of management’s estimate and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Life Insurance reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Philadelphia, Pennsylvania

February 16, 2023

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2022	2021

ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $111,707; 2021 - $105,177; allowance for credit losses: 2022 - $22; 2021 - $19)	$99,736	$118,746
Trading securities	3,498	4,482
Equity securities	427	318
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $487; 2021 - $739)	18,301	17,991
Policy loans	2,359	2,364
Derivative investments	3,736	5,437
Other investments	3,739	4,292
Total investments	131,796	153,630
Cash and invested cash	3,343	2,612
Deferred acquisition costs and value of business acquired	13,588	6,081
Accrued investment income	1,253	1,189
Reinsurance recoverables, net of allowance for credit losses	19,882	20,295
Goodwill	1,144	1,778
Other assets	20,895	19,133
Separate account assets	143,536	182,583
Total assets	$335,437	$387,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$42,151	$41,030
Other contract holder funds	120,800	111,702
Short-term debt	500	300
Long-term debt	5,955	6,325
Payables for collateral on investments	6,712	8,946
Other liabilities	11,682	16,143
Separate account liabilities	143,536	182,583
Total liabilities	331,336	367,029

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2022	493	-
Series D preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2022	493	-
Common stock – 800,000,000 shares authorized; 169,220,511 and 177,193,515 shares
issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	4,544	4,735
Retained earnings	6,239	9,096
Accumulated other comprehensive income (loss)	(7,668)	6,441
Total stockholders’ equity	4,101	20,272
Total liabilities and stockholders’ equity	$335,437	$387,301

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Insurance premiums	$6,087	$5,617	$5,372
Fee income	6,054	6,887	6,371
Net investment income	5,511	6,115	5,510
Realized gain (loss)	336	(212)	(513)
Amortization of deferred gain on business sold through reinsurance	74	46	41
Other revenues	722	777	658
Total revenues	18,784	19,230	17,439
Expenses
Interest credited	2,870	2,915	2,923
Benefits	12,546	8,529	8,677
Commissions and other expenses	5,095	5,791	5,064
Interest and debt expense	283	270	284
Spark program expense	167	87	68
Impairment of intangibles	634	-	-
Total expenses	21,595	17,592	17,016
Income (loss) before taxes	(2,811)	1,638	423
Federal income tax expense (benefit)	(584)	233	(76)
Net income (loss)	(2,227)	1,405	499
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(14,030)	(2,535)	3,192
Foreign currency translation adjustment	(20)	(2)	5
Funded status of employee benefit plans	(59)	47	61
Total other comprehensive income (loss), net of tax	(14,109)	(2,490)	3,258
Comprehensive income (loss)	$(16,336)	$(1,085)	$3,757

Net Income (Loss) Per Common Share
Basic	$(13.02)	$7.50	$2.58
Diluted	$(13.10)	$7.43	$2.56

Cash Dividends Declared Per Common Share	$1.80	$1.71	$1.62

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Preferred Stock
Balance as of beginning-of-year	$-	$-	$-
Issuance of Series C preferred stock	493	-	-
Issuance of Series D preferred stock	493	-	-
Balance as of end-of-year	986	-	-

Common Stock
Balance as of beginning-of-year	4,735	5,082	5,162
Stock compensation/issued for benefit plans	40	85	48
Retirement of common stock/cancellation of shares	(231)	(432)	(128)
Balance as of end-of-year	4,544	4,735	5,082

Retained Earnings
Balance as of beginning-of-year	9,096	8,686	8,854
Cumulative effect from adoption of new accounting standards	-	-	(203)
Net income (loss)	(2,227)	1,405	499
Retirement of common stock	(319)	(673)	(147)
Common stock dividends declared	(311)	(322)	(317)
Balance as of end-of-year	6,239	9,096	8,686

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	6,441	8,931	5,673
Other comprehensive income (loss), net of tax	(14,109)	(2,490)	3,258
Balance as of end-of-year	(7,668)	6,441	8,931
Total stockholders’ equity as of end-of-year	$4,101	$20,272	$22,699

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(2,227)	$1,405	$499
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(336)	212	513
Sales and maturities (purchases) of trading securities, net	300	(108)	266
Amortization of deferred gain on business sold through reinsurance	(74)	(46)	(41)
Impairment of intangibles	634	-	-
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	115	315	48
Premiums and fees receivable	(54)	(93)	(21)
Accrued investment income	(67)	16	(84)
Insurance liabilities and reinsurance-related balances	5,956	(1,954)	(699)
Accrued expenses	(89)	389	(18)
Federal income tax accruals	(530)	232	(98)
Other	405	(217)	169
Net cash provided by (used in) operating activities	4,033	151	534
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(14,813)	(16,893)	(16,761)
Sales of available-for-sale securities and equity securities	2,297	2,268	1,426
Maturities of available-for-sale securities	5,453	9,621	5,354
Purchases of alternative investments	(664)	(757)	(396)
Sales and repayments of alternative investments	446	377	171
Issuance of mortgage loans on real estate	(2,503)	(3,084)	(1,800)
Repayment and maturities of mortgage loans on real estate	2,255	1,881	1,154
Repayment (issuance) of policy loans, net	5	62	50
Net change in collateral on investments, derivatives and related settlements	(4,071)	3,261	1,474
Other	(48)	(303)	(153)
Net cash provided by (used in) investing activities	(11,643)	(3,567)	(9,481)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-	(1,096)
Issuance of long-term debt, net of issuance costs	296	-	1,289
Payment related to modification or early extinguishment of debt	-	(8)	(13)
Payment related to sale-leaseback transactions	(70)	(59)	(47)
Proceeds from certain financing arrangements	186	159	109
Deposits of fixed account values, including the fixed portion of variable	15,229	12,639	14,034
Withdrawals of fixed account values, including the fixed portion of variable	(6,913)	(6,607)	(6,113)
Transfers from (to) separate accounts, net	(195)	(340)	528
Common stock issued for benefit plans	(16)	20	(7)
Issuance of preferred stock, net of issuance costs	986	-	-
Repurchase of common stock	(550)	(1,105)	(275)
Dividends paid to common stockholders	(310)	(319)	(311)
Other	(2)	(60)	(6)
Net cash provided by (used in) financing activities	8,341	4,320	8,092
Net increase (decrease) in cash, invested cash and restricted cash	731	904	(855)
Cash, invested cash and restricted cash as of beginning-of-year	2,612	1,708	2,563
Cash, invested cash and restricted cash as of end-of-year	$3,343	$2,612	$1,708
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments. See Note 21 for additional details. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation, group protection and retirement income products and solutions. These products primarily include universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, fixed and indexed annuities, variable annuities, group life, disability and dental and employer-sponsored retirement plans and services.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

Certain amounts reported in prior year’s Consolidated Balance Sheets have been reclassified to conform to the presentation adopted in the current year. Specifically, we reclassified premiums and fees receivable and funds withheld reinsurance assets to other assets. We also reclassified reinsurance-related embedded derivatives and funds withheld reinsurance liabilities to other liabilities. These reclassifications had no effect on total assets, total liabilities or stockholders’ equity for the prior year.

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

Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our contractual, ownership or other interests in a VIE to determine if our interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders. We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in the consolidated financial statements.

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

Business Combinations

We use the acquisition method of accounting for all business combination transactions, and accordingly, recognize the fair values of assets acquired, liabilities assumed and any noncontrolling interests in the consolidated financial statements. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information becomes available relative to the fair values as of the acquisition date. The consolidated financial statements include the results of operations of any acquired company since the acquisition date.

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

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an impairment has occurred, and a credit loss allowance is recorded, with a corresponding charge to realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The remainder of the decline to fair value related to factors other than credit loss is recorded in other comprehensive income (“OCI”) to unrealized losses on fixed maturity AFS securities on the Consolidated Statements of Stockholders’ Equity, as this amount is considered a noncredit impairment.

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

In periods subsequent to the recognition of a credit loss impairment through a credit loss allowance, we continue to reassess the expected cash flows of the debt security at each subsequent measurement date as necessary. If the measurement of credit loss changes, we recognize a provision for (or reversal of) credit loss expense through realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss), limited by the amount that amortized cost exceeds fair value. Losses are charged against the allowance for credit losses when management believes the uncollectibility of a debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest on debt securities is written-off when deemed uncollectible.

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

Trading Securities

Trading securities consist of fixed maturity securities in designated portfolios, some of which support modified coinsurance and coinsurance with funds withheld reinsurance agreements. Investment results for the portfolios that support modified coinsurance and coinsurance with funds withheld reinsurance agreements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance agreements. Trading securities are carried at fair value, and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance agreements are recorded in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss) as they occur.

Equity Securities

Equity securities are carried at fair value, and changes in fair value are recorded in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss) as they occur. Equity securities consist primarily of common stock of publicly-traded companies, privately placed securities and mutual fund shares. We measure the fair value of our equity securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the equity security. Fair values of publicly-traded equity securities are determined using quoted prices in active markets for identical or comparable securities. When quoted prices are not available, we use valuation methodologies most appropriate for the specific asset. Fair values for private placement securities are determined using discounted cash flow, earnings multiple and other valuation models. The fair values of mutual fund shares that transact regularly are based on transaction prices of identical fund shares.

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain commercial mortgage loans at fair value where the fair value option has been elected. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on the Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

Our policy for commercial mortgage loans is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent. Our policy for residential mortgage loans is to report loans that are 90 or more days past due, which equates to three or more payments missed, as delinquent. We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on the Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan. We resume accruing interest once a loan complies with all of its original terms or restructured terms. Mortgage loans deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are likewise credited to the allowance for credit losses. Accrued interest on mortgage loans is written-off when deemed uncollectible.

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

Mortgage loans on real estate are presented net of the allowance for credit losses on the Consolidated Balance Sheets. Changes in the allowance are reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). Mortgage loans on real estate deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance for credit losses, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

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

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk and credit risk by entering into derivative transactions. Our derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets at estimated fair value. We have master netting agreements with each of our derivative counterparties that allow for the netting of our derivative asset and liability positions by counterparty. We categorized derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Measurement.” The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge or a fair value hedge.

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

We purchase and issue financial instruments and products that contain embedded derivative instruments that are recorded with the associated host contract. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes and reported within other assets or other liabilities on the Consolidated Balance Sheets. The embedded derivative is carried at fair value with changes in fair value recognized in net income during the period of change.

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

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of UL, VUL, traditional life insurance, group life and disability insurance, annuities and other investment contracts have been deferred (i.e., DAC) to the extent recoverable. Such acquisition costs are capitalized in the period they are incurred and primarily include commissions, certain bonuses, portion of total compensation and benefits of certain employees involved in the acquisition process and medical and inspection fees. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered DSI, and the unamortized balance is reported within other assets on the Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred (i.e., DFEL), and the unamortized balance is reported in other contract holder funds on the Consolidated Balance Sheets.

Both DAC and VOBA amortization, excluding amounts reported in realized gain (loss), is reported within commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). DSI amortization, excluding amounts reported in realized gain (loss), is reported in interest credited on the Consolidated Statements of Comprehensive Income (Loss). The amortization of DFEL, excluding amounts reported in realized gain (loss), is reported within fee income on the Consolidated Statements of Comprehensive Income (Loss). The methodology for determining the amortization of DAC, VOBA, DSI and DFEL varies by product type. Amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.

The carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on securities classified as fixed maturity AFS and certain derivatives and embedded derivatives. Amortization expense of DAC, VOBA, DSI and DFEL reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss) reflecting the incremental effect of actual versus expected credit-related investment losses. These actual to expected amortization adjustments can create volatility from period to period in realized gain (loss).

We account for modifications of insurance contracts that result in a substantially unchanged contract as a continuation of the replaced contract.  We account for modifications of insurance contracts that result in a substantially changed contract as an extinguishment of the replaced contract.

For reinsurance transactions where we receive proceeds that represent recovery of our previously incurred acquisition costs, we reduce the applicable unamortized acquisition costs such that the net acquisition costs are capitalized and charged to commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

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

During the third quarter of each year, we conduct our comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL. These assumptions include, but are not limited to, capital markets, investment margins, mortality rates, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts, and with the processing of premium collections, deposits, withdrawals and commissions). Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL included on the Consolidated Balance Sheets are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change related to our expectations of future EGPs (“unlocking”). We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of DAC, VOBA, DSI and DFEL.

DAC, VOBA, DSI and DFEL are reviewed to ensure that the unamortized portion does not exceed the expected recoverable amounts.

Reinsurance

Our insurance subsidiaries enter into reinsurance agreements in the normal course of business to limit our exposure to the risk of loss and to enhance our capital management.

In order for a reinsurance agreement to qualify for reinsurance accounting, the agreement must satisfy certain risk transfer conditions that include, among other items, a reasonable possibility of a significant loss for the assuming entity.  When we apply reinsurance accounting, premiums, benefits and DAC amortization are reported net of reinsurance ceded on the Consolidated Statements of Comprehensive Income (Loss).  Amounts currently recoverable, such as ceded reserves, are reported in reinsurance recoverables and amounts currently payable to the reinsurers, such as premiums, are included in other liabilities on the Consolidated Balance Sheets.  Assets and liabilities and revenues and expenses from certain reinsurance contracts that grant statutory surplus relief to our insurance companies are netted on the Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss), respectively, if there is a contractual right of offset.

We use deposit accounting to recognize reinsurance agreements that do not transfer significant insurance risk. This accounting treatment results in amounts paid or received by our insurance subsidiaries to be considered on deposit with the reinsurer and such amounts are reported in other assets and other liabilities, respectively, on the Consolidated Balance Sheets.  As amounts are paid or received, consistent with the underlying contracts, deposit assets or liabilities are adjusted.

We estimated an allowance for credit losses for all reinsurance recoverables and related reinsurance deposit assets held by our subsidiaries. As such, we performed a quantitative analysis using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. The credit loss allowance is a general allowance for pools of receivables with similar risk characteristics segmented by credit risk ratings and receivables assessed on an individual basis that do not share similar risk characteristics where we anticipate a credit loss over the life of reinsurance-related assets.

Our model uses relevant internal or external historical loss information adjusted for current conditions and reasonable and supportable forecasts of future events and conditions in developing our credit loss estimate. We utilized historical credit rating data to form an estimation of probability of default of counterparties by means of a transition matrix that provides the rates of credit migration for credit ratings transitioning to impairment. We updated reinsurer credit ratings during the period to incorporate the most up-to-date information on the current state of the financial stability of our reinsurers. To simulate changes in economic conditions, we used positive, base and adverse scenarios that include varying levels of loss given default assumptions to reflect the impact of changes in severity of losses. We applied probability weights to the positive, base and adverse scenarios. For periods beyond our reasonable and supportable forecasts, we used implicit mean reversion over the remaining life of the recoverable. Additionally, we considered factors that impact our exposure at default that are driven by actuarial expectations around term assumptions rather than being directly driven by market or economic environment.

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

Reinsurance agreements often require the reinsurer to collateralize the recoverable with funds in a trust account or with a letter of credit for the benefit of the ceding insurance entity that can reduce the expected credit losses on a given agreement. As such, we review reinsurance collateral by individual agreement to sensitize risk of loss based on level of collateralization. This review is driven by the assumption that non-collateralized reinsurance recoverables would have materially higher losses in times of default. Therefore, reinsurance recoverables are pooled as either fully-collateralized or non-collateralized.

Reinsurance recoverables are presented net of the allowance for credit losses on the Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). Reinsurance recoverables deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance for credit losses, limited to the aggregate of amounts previously charged-off and expected to be charged-off.

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

We perform a quantitative goodwill impairment test where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value; and a charge is reported in impairment of intangibles on the Consolidated Statements of Comprehensive Income (Loss). The results of one goodwill impairment test on one reporting unit cannot subsidize the results of another reporting unit.

Other Assets and Other Liabilities

Other assets consist primarily of certain reinsurance assets, net of allowance for credit losses, certain guaranteed living benefit (“GLB”) features, current and deferred taxes, premiums and fees receivable, property and equipment owned by the Company, balances associated with corporate-owned and bank-owned life insurance, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, specifically identifiable intangible assets, DSI, operating lease right-of-use (“ROU”) assets and other receivables and prepaid expenses. Other liabilities consist primarily of certain reinsurance payables, certain GLB features, current and deferred taxes, pension and other employee benefit liabilities, deferred gain on business sold through reinsurance, derivative instrument liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, long-term operating lease liabilities, certain financing arrangements, finance lease liabilities and other accrued expenses.

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are related to credit loss or non-credit, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on the Consolidated Statements of Comprehensive Income (Loss).  Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations.  These assets are amortized on a straight-line basis over their useful life of 25 years. Specifically identifiable intangible assets also includes the value of customer relationships acquired (“VOCRA”) and value of distribution agreements (“VODA”). The carrying values of VOCRA and VODA are amortized using a straight-line basis over their weighted average life of 20 years and 13 years, respectively. See Note 9 for more information regarding specifically identifiable intangible assets.

Property and equipment owned for company use is carried at cost less allowances for depreciation.  Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets, which include buildings, computer hardware and software and other property and equipment.  Certain assets on the Consolidated Balance Sheets are related to finance leases and certain financing arrangements and are depreciated in a manner consistent with our current depreciation policy for owned assets. We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Other liabilities include deferred gains on business sold through reinsurance. Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”). We are recognizing the gain related to this transaction over the projected life of the policies, or 30 years. Effective January 1, 2020, we entered into a reinsurance agreement with Swiss Re Life & Health America, Inc (“Swiss Re”). We are recognizing the gain related to this transaction over the period in which the in-force policies are expected to run off, or 15 years. Effective October 1, 2018, we entered into a reinsurance agreement with Athene Holding Ltd. (“Athene”). We are recognizing the gain related to this transaction over the period in which the majority of account values is expected to run off, or 20 years. See Note 8 for additional information.

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

We report separate account assets as a summary total on the Consolidated Balance Sheets based on the fair value of the underlying investments. The underlying investments consist primarily of mutual funds, fixed maturity AFS securities, short-term investments and cash. Investment income and net realized and unrealized gains (losses) of the separate accounts generally accrue directly to the contract holders; therefore, they are not reflected on the Consolidated Statements of Comprehensive Income (Loss), and the Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts. Asset-based fees and contract administration charges are assessed against the accounts and included within fee income on the Consolidated Statements of Comprehensive Income (Loss). An amount equivalent to the separate account assets is recorded as separate account liabilities, representing the account balance obligated to be returned to the contract holder.

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

The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality rates and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.75% depending on the time of contract issue. The liabilities for future contract benefits and claims reserves for immediate and deferred paid-up annuities are computed using investment yield assumptions that range from 0.50% to 12.15%. These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2022, 2021 and 2020, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $49 million, $48 million and $53 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We issue variable annuity and life contracts through separate accounts that may include various types of guaranteed benefits. The liabilities for these guarantees are calculated by estimating the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative payments plus interest on the liability. The change in the liability for a period is the benefit ratio multiplied by the assessments recorded for the period less payments made in the period plus interest. As experience or assumption changes result in a change in expected benefit payments or assessments, the benefit ratio is unlocked or, in other words, recalculated using the updated expected benefit payments and assessments over the life of the contract since inception. The revised benefit ratio is then applied to the liability calculation described above, with the resulting change in liability reported in benefits on the Consolidated Statements of Comprehensive Income (Loss). During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these reserves and unlock assumptions similar to the DAC discussion above. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying value of these reserves. The change in liability impacts EGPs used to calculate amortization of DAC, VOBA, DFEL and DSI.

Certain of our variable annuity contracts reported within future contract benefits contain GLB reserves embedded derivatives, a portion of which may be reported in either other assets or other liabilities, and include guaranteed interest and similar contracts, that are carried at fair value on the Consolidated Balance Sheets, which represents approximate exit price including an estimate for our NPR. Certain of these features have elements of both insurance benefits and embedded derivatives. Through our hybrid accounting approach, for reserve calculation purposes we assign product cash flows to the embedded derivative or insurance portion of the reserves based on the life-contingent nature of the benefits. We report the insurance portion of the reserves in future contract benefits. We classify these GLB reserves embedded derivatives items in Level 3 within the hierarchy levels described above in “Fair Value Measurement.” The “market consistent scenarios” used in the determination of the fair value of the GLB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid. We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 44 million scenarios. The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant. The market consistent inputs include, but are not limited to, assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, rider utilization, etc.), mortality rates, risk margins, maintenance expenses and a margin for profit. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value. As discussed in Note 5, we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in the value of the associated reserves. The net impact of these changes is reported as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Other Contract Holder Funds

Other contract holder funds includes account values on UL and VUL insurance and investment-type annuity products where account values are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and contract administration charges, as well as amounts representing the fair value of embedded derivative instruments associated with our IUL and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these embedded derivatives and unlock assumptions similar to the DAC discussion above. We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our comprehensive review. We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying value of these embedded derivatives. Other contract holder funds also includes DFEL (see “DAC, VOBA, DFEL and DSI” above), dividends payable to contract holders and undistributed earnings on participating business.

Short-Term and Long-Term Debt

Short-term debt has contractual or expected maturities of one year or less. Long-term debt has contractual or expected maturities greater than one year.

Payables for Collateral on Investments

When we enter into collateralized financing transactions on our investments, a liability is recorded equal to the cash or non-cash collateral received. This liability is included within payables for collateral on investments on the Consolidated Balance Sheets. Income and expenses associated with these transactions are recorded as investment income and investment expenses within net investment income on the Consolidated Statements of Comprehensive Income (Loss). Changes in payables for collateral on investments are reflected within cash flows from investing activities on the Consolidated Statements of Cash Flows.

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

Fee Income

Fee income for investment and interest-sensitive life insurance contracts consists of asset-based fees, percent of premium charges, contract administration charges and surrender charges that are assessed against contract holder account values. Investment products consist primarily of individual and group variable and fixed annuities. Interest-sensitive life insurance products include UL, VUL, linked-benefit UL and VUL and other interest-sensitive life insurance policies. These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance.

In bifurcating the embedded derivative of our GLB features on our variable annuity products, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relate to the GLB riders (the “attributed fees”), which are not reported within fee income on the Consolidated Statements of Comprehensive Income (Loss). These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract plus a margin that a theoretical market participant would include for risk/profit and are reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

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

Wholesaling-related 12b-1 fees received from separate account fund sponsors as compensation for servicing the underlying mutual funds are recorded as revenues based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers. Net investment advisory fees related to asset management of certain separate account funds are recorded as revenues based on a contractual percentage of the customer’s managed assets over the period advisory services are provided. Fee income related to 12b-1 fees and net investment advisory fees, reported primarily within our Annuities segment, was $743 million, $848 million and $732 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Insurance Premiums

Insurance premiums consist primarily of group insurance products, traditional life insurance and payout annuities with life contingencies. These premiums are recognized as revenue when due.

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

For CLOs and MBS, included in the trading and fixed maturity AFS securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and a catch up adjustment is recorded in the current period.  In addition, the new effective yield, which reflects anticipated future payments, is used prospectively.  Any adjustments resulting from changes in effective yield are reflected in net investment income on the Consolidated Statements of Comprehensive Income (Loss).

Realized Gain (Loss)

Realized gain (loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value of mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL. Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements and certain modified coinsurance for which we have a contractual obligation.

Other Revenues

Other revenues consist primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account values, and proceeds from reinsurance recaptures. The broker-dealer services primarily relate to our retail sales network and consist of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account values. Other revenues attributable to broker-dealer services and advisory fee income, reported primarily within our Annuities segment, were $584 million, $628 million and $516 million for the years ended December 31, 2022, 2021 and 2020, respectively. Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements, and were $203 million, $180 million and $177 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Interest Credited

We credit interest to our contract holder account values based on the contractual terms supporting our products.

Benefits

Benefits for UL and other interest-sensitive life insurance products include benefit claims incurred during the period in excess of contract account values. Benefits also include the change in reserves for life insurance products with secondary guarantee benefits, annuity products with guaranteed death and living benefits and certain annuities with life contingencies. For traditional life, group life and disability income products, benefits are recognized when incurred in a manner consistent with the related premium recognition policies.

Spark Program Expense

Spark program expense consists primarily of costs related to our Spark Initiative.

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

Stock-Based Compensation

In general, we expense the fair value of stock awards included in our incentive compensation plans. As of the date our stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in stockholders’ equity. We apply an estimated forfeiture rate to our accrual of compensation cost. We classify certain stock awards as liabilities. For these awards, the settlement value is classified as a liability on the Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period. Stock-based compensation expense is reflected in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the average common shares outstanding. Diluted EPS is computed assuming the conversion or exercise of non-vested stock, stock options and performance share units outstanding during the year.

For any period where a net loss is experienced, shares used in the diluted EPS calculation represent basic shares, as the use of diluted shares would result in a lower loss per share.

2.  New Accounting Standards

The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the FASB and the impact of the adoption on the consolidated financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848) and related amendments

The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform. Additionally, changes to the critical terms of a hedging relationship affected by reference rate reform will not require entities to de-designate the relationship if certain requirements are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, with certain exceptions. The amendments are effective for contract modifications made between March 12, 2020, and December 31, 2024.

March 12, 2020 through December 31, 2024

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

We currently estimate that, at the transition date of January 1, 2021, the adoption of this standard and related amendments will result in a decrease to previously reported stockholders’ equity in an after-tax range of approximately $1.4 billion to $1.9 billion, including a decrease to previously reported retained earnings in an after-tax range of approximately $6.0 billion to $6.5 billion, and an increase to previously reported AOCI in an after-tax range of approximately $4.4 billion to $4.9 billion.

The remeasurement of certain current benefits (e.g., guaranteed death benefits on variable annuities) to fair valued market risk benefits, excluding the portion attributable to NPR, is expected to have the most significant impact to retained earnings.

The most significant drivers of the cumulative adjustment to AOCI are expected to be the NPR associated with the fair valued market risk benefits, the elimination of DAC and DAC-like intangible balances recorded in AOCI related to changes in unrealized gains and losses on investments, and the changes in the discount rate assumption since the inception of the contracts to reflect the changes in the upper-medium-grade fixed-income instrument (single-A) interest rate for the liability for future policy benefits associated with certain long-duration contracts.

The effect this standard adoption has on stockholders’ equity will be impacted by economic conditions, including fluctuations in both the capital markets and interest rates, as well as certain actuarial assumptions. As such, based on market movements subsequent to January 1, 2021, we expect the impact to stockholders’ equity will be less significant as of December 31, 2022, in comparison to the expected transition impact.

3. Variable Interest Entities

Consolidated VIEs

Reinsurance-Related Notes

We are the sole equity owner of Lincoln Financial Limited Liability Company I (“LFLLCI”), which we formed in July 2013. The activities of LFLLCI relate solely to our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and are primarily to acquire, hold and issue notes with LRCVV as well as pay and collect interest on the notes. LFLLCI holds a surplus note issued by LRCVV that had an outstanding principal balance of $568 million as of December 31, 2022. LFLLCI issued a long-term note to LRCVV that has a principal balance that moves concurrently with any variability in the face amount of the surplus note LFLLCI received from LRCVV. We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.

Asset information (dollars in millions) for the consolidated VIEs included on the Consolidated Balance Sheets was as follows:

	As of December 31, 2022			As of December 31, 2021
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$568	$-	1	$594	$-

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021.

Unconsolidated VIEs

Reinsurance-Related Notes

Effective September 30, 2014, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments.  We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $1.0 billion as of December 31, 2022, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on the Consolidated Balance Sheets.  The VIE has entered into a total return swap with an unaffiliated third party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. As of December 31, 2022, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

Effective November 1, 2019, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $391 million as of December 31, 2022, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $500 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on the Consolidated Balance Sheets.

Effective September 30, 2021, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $400 million as of December 31, 2022, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $400 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on the Consolidated Balance Sheets.

Effective December 31, 2022, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term note was $500 million as of December 31, 2022, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $500 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the note provide us with a set-off right with the corporate bond AFS security we received from the VIE; therefore, neither appears on the Consolidated Balance Sheets.

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager. These structured securities include our ABS, RMBS and CMBS. We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on the Consolidated Balance Sheets. For information about these structured securities, see Note 4.

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $3.1 billion and $2.9 billion as of December 31, 2022 and 2021, respectively.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$89,249	$787	$11,004	$9	$79,023
U.S. government bonds	405	5	31	-	379
State and municipal bonds	5,410	172	512	-	5,070
Foreign government bonds	348	17	47	-	318
RMBS	2,216	22	222	7	2,009
CMBS	1,917	3	246	-	1,674
ABS	11,797	38	926	5	10,904
Hybrid and redeemable preferred securities	365	25	30	1	359
Total fixed maturity AFS securities	$111,707	$1,069	$13,018	$22	$99,736

	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,373	$12,113	$349	$17	$98,120
U.S. government bonds	375	60	2	-	433
State and municipal bonds	5,322	1,311	12	-	6,621
Foreign government bonds	373	64	5	-	432
RMBS	2,334	196	4	1	2,525
CMBS	1,552	61	14	-	1,599
ABS	8,439	127	54	-	8,512
Hybrid and redeemable preferred securities	409	107	11	1	504
Total fixed maturity AFS securities	$105,177	$14,039	$451	$19	$118,746

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2022, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,386	$3,352
Due after one year through five years	17,659	16,816
Due after five years through ten years	18,568	16,736
Due after ten years	56,164	48,245
Subtotal	95,777	85,149
Structured securities (RMBS, CMBS, ABS)	15,930	14,587
Total fixed maturity AFS securities	$111,707	$99,736

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$59,929	$9,049	$7,094	$1,955	$67,023	$11,004
U.S. government bonds	261	25	27	6	288	31
State and municipal bonds	1,958	440	237	72	2,195	512
Foreign government bonds	130	19	58	28	188	47
RMBS	1,490	179	193	43	1,683	222
CMBS	1,224	156	320	90	1,544	246
ABS	6,715	552	3,326	374	10,041	926
Hybrid and redeemable
preferred securities	63	5	97	25	160	30
Total fixed maturity AFS securities	$71,770	$10,425	$11,352	$2,593	$83,122	$13,018

Total number of fixed maturity AFS securities in an unrealized loss position						8,175

	As of December 31, 2021
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$10,796	$234	$1,567	$115	$12,363	$349
U.S. government bonds	6	-	26	2	32	2
State and municipal bonds	522	11	24	1	546	12
Foreign government bonds	61	3	56	2	117	5
RMBS	262	3	22	1	284	4
CMBS	446	12	37	2	483	14
ABS	4,646	49	165	5	4,811	54
Hybrid and redeemable
preferred securities	47	1	76	10	123	11
Total fixed maturity AFS securities	$16,786	$313	$1,973	$138	$18,759	$451

Total number of fixed maturity AFS securities in an unrealized loss position						2,597

(1)As of December 31, 2022 and 2021, we recognized $6 million and $8 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$11,351	$3,659	1,500
Six months or greater, but less than nine months	4,411	2,226	650
Nine months or greater, but less than twelve months	447	302	74
Twelve months or greater	2	1	15
Total	$16,211	$6,188	2,239

	As of December 31, 2021
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$12	$3	6
Twelve months or greater	58	8	24
Total	$70	$11	30

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $12.6 billion for the year ended December 31, 2022. As discussed further below, we believe the unrealized loss position as of December 31, 2022, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of December 31, 2022, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of December 31, 2022, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of December 31, 2022 and 2021, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of December 31, 2022 and 2021, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.7 billion, and a fair value of $3.5 billion and $3.8 billion, respectively. Based upon the analysis discussed above, we believe that as of December 31, 2022 and 2021, we would have recovered the amortized cost of each corporate bond.

As of December 31, 2022, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of December 31, 2022, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Year Ended December 31, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	4	3	1	8
Additions (reductions) for securities for which credit losses
were previously recognized	2	3	4	9
Reductions for securities disposed	(2)	-	-	(2)
Reductions for securities charged-off	(12)	-	-	(12)
Balance as of end-of-year (2)	$9	$7	$6	$22

	For the Year Ended December 31, 2021
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$12	$1	$-	$13
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	8	-	1	9
Additions (reductions) for securities for which credit losses
were previously recognized	5	-	-	5
Reductions for securities disposed	(2)	-	-	(2)
Reductions for securities charged-off	(6)	-	-	(6)
Balance as of end-of-year (2)	$17	$1	$1	$19

	For the Year Ended December 31, 2020
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$-	$-	$-	$-
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	43	1	1	45
Additions (reductions) for securities for which credit losses
were previously recognized	(1)	-	(1)	(2)
Reductions for securities disposed	(17)	-	-	(17)
Reductions for securities charged-off	(13)	-	-	(13)
Balance as of end-of-year (2)	$12	$1	$-	$13

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of December 31, 2022, 2021 and 2020, accrued investment income on fixed maturity AFS securities totaled $1.1 billion, $972 million and $1.0 billion, respectively, and was excluded from the estimate of credit losses.

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2022	2021
Fixed maturity securities:
Corporate bonds	$2,248	$2,734
U.S. government bonds	-	32
State and municipal bonds	21	27
Foreign government bonds	49	73
RMBS	99	95
CMBS	137	137
ABS	919	1,338
Hybrid and redeemable preferred securities	25	46
Total trading securities	$3,498	$4,482

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2022, 2021 and 2020, was $(632) million, $(51) million and $118 million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2022			As of December 31, 2021
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,003	$1,315	$18,318	$17,167	$837	$18,004
30 to 59 days past due	19	23	42	15	21	36
60 to 89 days past due	-	6	6	-	5	5
90 or more days past due	-	33	33	-	29	29
Allowance for credit losses	(84)	(15)	(99)	(79)	(17)	(96)
Unamortized premium (discount)	(8)	36	28	(11)	27	16
Mark-to-market gains (losses) (1)	(27)	-	(27)	(3)	-	(3)
Total carrying value	$16,903	$1,398	$18,301	$17,089	$902	$17,991

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 20 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 27% and 26% of commercial mortgage loans on real estate as of December 31, 2022 and 2021, respectively, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of December 31, 2022 and 2021.

As of December 31, 2022, our residential mortgage loan portfolio had the largest concentrations in California and New Jersey, which accounted for 17% and 12% of residential mortgage loans on real estate, respectively. As of December 31, 2021, our residential mortgage loan portfolio had the largest concentrations in California and Florida, which accounted for 22% and 14% of residential mortgage loans on real estate, respectively.

As of December 31, 2022 and 2021, we had 73 and 65 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of December 31, 2022 and 2021, we had 49 and 34 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $21 million and $15 million, respectively.

As of December 31, 2022 and 2021, there were two and four specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of less than $1 million and $1 million, respectively.

As of December 31, 2022 and 2021, there were 37 and 50 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $16 million and $22 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Average aggregate carrying value for impaired mortgage loans on real estate	$16	$32	$21
Interest income recognized on impaired mortgage loans on real estate	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of December 31, 2022		As of December 31, 2021
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	34	-	30
Total	$-	$34	$-	$30

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$1,769	2.06	$105	1.50	$2	1.45	$1,876
2021	2,354	3.05	72	1.53	-	-	2,426
2020	1,289	3.00	17	1.58	-	-	1,306
2019	2,685	2.18	81	1.50	29	1.58	2,795
2018	2,225	2.17	71	1.62	-	-	2,296
2017 and prior	6,184	2.44	131	1.75	-	-	6,315
Total	$16,506		$477		$31		$17,014

	As of December 31, 2021
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2021	$2,384	3.04	$136	1.74	$-	-	$2,520
2020	1,358	3.03	144	2.06	-	-	1,502
2019	2,917	2.15	188	1.42	-	-	3,105
2018	2,274	2.13	172	1.59	15	1.02	2,461
2017	1,655	2.33	149	1.74	27	0.83	1,831
2016 and prior	5,554	2.41	171	1.76	27	1.08	5,752
Total	$16,142		$960		$69		$17,171

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$578	$5	$583
2021	527	6	533
2020	90	3	93
2019	119	18	137
2018	65	2	67
2017 and prior	-	-	-
Total	$1,379	$34	$1,413

	As of December 31, 2021
	Performing	Nonperforming	Total
Origination Year
2021	$467	$2	$469
2020	129	2	131
2019	189	21	210
2018	104	5	109
2017	-	-	-
2016 and prior	-	-	-
Total	$889	$30	$919

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Year Ended December 31, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$79	$17	$96
Additions (reductions) from provision for credit loss expense (1)	5	(2)	3
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-year (2)	$84	$15	$99

For the Year Ended December 31, 2021

	Commercial	Residential	Total
Balance as of beginning-of-year	$187	$17	$204
Additions (reductions) from provision for credit loss expense (1)	(108)	-	(108)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-year (2)	$79	$17	$96

	For the Year Ended December 31, 2020
	Commercial	Residential	Total
Balance as of beginning-of-year	$-	$2	$2
Impact of adopting new accounting standard	62	26	88
Additions (reductions) from provision for credit loss expense (1)	125	(11)	114
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-year (2)	$187	$17	$204

(1)We did not recognize any credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2022. We recognized $4 million and $(2) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the years ended December 31, 2021 and 2020, respectively.

(2)Accrued investment income on mortgage loans on real estate totaled $51 million, $49 million and $49 million as of December 31, 2022, 2021 and 2020, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of December 31, 2022 and 2021, alternative investments included investments in 337 and 311 different partnerships, respectively, and represented approximately 2% of total investments.

Net Investment Income

The major categories of net investment income (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Fixed maturity AFS securities	$4,469	$4,351	$4,334
Trading securities	182	167	202
Equity securities	11	3	3
Mortgage loans on real estate	689	680	677
Policy loans	101	115	125
Cash and invested cash	13	-	12
Commercial mortgage loan prepayment
and bond make-whole premiums	105	199	82
Alternative investments	66	679	197
Consent fees	8	10	7
Other investments	79	64	46
Investment income	5,723	6,268	5,685
Investment expense	(212)	(153)	(175)
Net investment income	$5,511	$6,115	$5,510

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(5)	$(10)	$(25)
RMBS	(6)	-	(1)
ABS	(4)	-	-
Hybrid and redeemable preferred securities	-	(1)	-
Gross credit loss benefit (expense)	(15)	(11)	(26)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	1
Net credit loss benefit (expense)	$(15)	$(11)	$(25)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,284	$3,284	$5,575	$5,575
Securities pledged under securities lending agreements (2)	298	287	241	235
Investments pledged for FHLBI (3)	3,130	3,925	3,130	4,876
Total payables for collateral on investments	$6,712	$7,496	$8,946	$10,686

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

(2)Our pledged securities under securities lending agreements are included in fixed maturity AFS securities on the Consolidated Balance Sheets. We generally obtain collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. We value collateral daily and obtain additional collateral when deemed appropriate. The cash received in our securities lending program is typically invested in cash and invested cash or fixed maturity AFS securities.

(3)Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets.  The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of December 31, 2022 and 2021, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
Collateral payable for derivative investments	$(2,291)	$2,599	$1,588
Securities pledged under securities lending agreements	57	125	2
Investments pledged for FHLBI	-	-	(450)
Total increase (decrease) in payables for collateral on investments	$(2,234)	$2,724	$1,140

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$288	$-	$-	$-	$288
Foreign government bonds	2	-	-	-	2
Equity securities	8	-	-	-	8
Total gross secured borrowings	$298	$-	$-	$-	$298

	As of December 31, 2021
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$239	$-	$-	$-	$239
Foreign government bonds	1	-	-	-	1
Equity securities	1	-	-	-	1
Total gross secured borrowings	$241	$-	$-	$-	$241

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of December 31, 2022, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of December 31, 2022, our investment commitments were $2.4 billion, which included $1.9 billion of LPs, $310 million of private placement securities and $226 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2022 and 2021, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $745 million and $926 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $720 million and $953 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2022 and 2021, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.6 billion and $19.2 billion, respectively, or 13% and 12%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $15.1 billion and $19.6 billion, respectively, or 11% and 13%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

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

We also use forward-starting interest rate swaps to hedge the interest rate exposure within our life and annuity products.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2022			As of December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,590	$123	$232	$3,222	$98	$436
Foreign currency contracts (1)	4,383	643	18	3,979	283	51
Total cash flow hedges	6,973	766	250	7,201	381	487
Fair value hedges:
Interest rate contracts (1)	1,155	2	44	1,157	-	213
Non-Qualifying Hedges
Interest rate contracts (1)	105,977	709	935	82,786	897	176
Foreign currency contracts (1)	395	27	2	487	7	2
Equity market contracts (1)	125,337	4,771	1,496	92,641	6,461	2,108
Commodity contracts (1)	13	14	3	-	-	-
Credit contracts (1)	-	-	-	49	-	-
Embedded derivatives:
GLB direct (2)	-	1,697	-	-	1,963	-
GLB ceded (2)	-	29	167	-	56	182
Reinsurance-related (2)	-	416	-	-	-	206
Indexed annuity and IUL contracts (2) (3)	-	525	4,783	-	528	6,131
Total derivative instruments	$239,850	$8,956	$7,680	$184,321	$10,293	$9,505

(1)Reported in derivative investments and other liabilities on the Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on the Consolidated Balance Sheets.

(3)Reported in future contract benefits on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2022
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$31,463	$27,958	$24,892	$21,196	$4,213	$109,722
Foreign currency contracts (2)	261	730	1,681	2,037	69	4,778
Equity market contracts	82,256	24,221	7,796	9	11,055	125,337
Commodity contracts	13	-	-	-	-	13
Total derivative instruments
with notional amounts	$113,993	$52,909	$34,369	$23,242	$15,337	$239,850

(1)As of December 31, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of December 31, 2022, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$587	$764	$44	$211
Long-term debt (1)	(698)	(854)	177	21

(1)Includes $(341) million and $(356) million of unamortized adjustments from discontinued hedges as of December 31, 2022 and 2021, respectively.

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(103)	$(402)	$(11)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	196	116	(350)
Foreign currency contracts	182	130	93
Change in foreign currency exchange rate adjustment	312	152	(174)
Change in DAC, VOBA, DSI and DFEL	27	8	(17)
Income tax benefit (expense)	(150)	(87)	94
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	2	3	2
Interest rate contracts (2)	(11)	(23)	(16)
Foreign currency contracts (1)	62	48	56
Foreign currency contracts (3)	39	(2)	6
Associated amortization of DAC, VOBA, DSI and DFEL	(6)	(1)	(1)
Income tax benefit (expense)	(18)	(5)	(10)
Balance as of end-of-year	$396	$(103)	$(402)

(1)The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2022
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$336	$5,511	$283
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	(167)	156
Derivatives designated as hedging instruments	-	167	(156)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	(11)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	39	62	-
Non-Qualifying Hedges
Interest rate contracts	(2,113)	-	-
Foreign currency contracts	3	-	-
Equity market contracts	(2,075)	-	-
Commodity contracts	11
Credit contracts	(4)	-	-
Embedded derivatives:
GLB	(278)	-	-
Reinsurance-related	622	-	-
Indexed annuity and IUL contracts	1,760	-	-

	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2021
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(212)	$6,115	$270
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	(60)	46
Derivatives designated as hedging instruments	-	60	(46)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	3	(23)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	(2)	48	-
Non-Qualifying Hedges
Interest rate contracts	(957)	-	-
Foreign currency contracts	(1)	-	-
Equity market contracts	3,354	-	-
Credit contracts	(1)	-	-
Embedded derivatives:
GLB	1,304	-	-
Reinsurance-related	185	-	-
Indexed annuity and IUL contracts	(2,622)	-	-

	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2020
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(513)	$5,510	$284
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	69	136
Derivatives designated as hedging instruments	-	(69)	(136)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	(16)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	6	56	-
Non-Qualifying Hedges
Interest rate contracts	1,287	-	-
Foreign currency contracts	(3)	-	-
Equity market contracts	971	-	-
Credit contracts	(6)	-	-
Embedded derivatives:
GLB	32	-	-
Reinsurance-related	(65)	-	-
Indexed annuity and IUL contracts	(471)	-	-

As of December 31, 2022, $68 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2022 and 2021, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of December 31, 2022 and 2021, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR. The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of December 31, 2022, the NPR adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of December 31, 2022 or 2021.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2022		As of December 31, 2021
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$383	$(6)	$2,346	$(281)
A+	1,718	(166)	2,772	(251)
A	1,172	-	456	(189)
	$3,273	$(172)	$5,574	$(721)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total

Financial Assets
Gross amount of recognized assets	$6,099	$2,667	$8,766
Gross amounts offset	(2,506)	-	(2,506)
Net amount of assets (1)	3,593	2,667	6,260
Gross amounts not offset:
Cash collateral	(3,273)	-	(3,273)
Non-cash collateral (2)	(320)	-	(320)
Net amount	$-	$2,667	$2,667

Financial Liabilities
Gross amount of recognized liabilities	$256	$4,950	$5,206
Gross amounts offset	(47)	-	(47)
Net amount of liabilities	209	4,950	5,159
Gross amounts not offset:
Cash collateral	(172)	-	(172)
Non-cash collateral (2)	(37)	-	(37)
Net amount	$-	$4,950	$4,950

(1)Includes a net deferred premium payable of $143 million, the components of which are reported in other assets and other liabilities on the Consolidated Balance Sheets.

(2)Excludes excess non-cash collateral received of $1.1 billion and excess non-cash collateral pledged of $9 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

	As of December 31, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$7,938	$2,547	$10,485
Gross amounts offset	(2,241)	-	(2,241)
Net amount of assets (1)	5,697	2,547	8,244
Gross amounts not offset:
Cash collateral (2)	(5,574)	-	(5,574)
Non-cash collateral (3)	(123)	-	(123)
Net amount	$-	$2,547	$2,547

Financial Liabilities
Gross amount of recognized liabilities	$777	$6,519	$7,296
Gross amounts offset	(68)	-	(68)
Net amount of liabilities	709	6,519	7,228
Gross amounts not offset:
Cash collateral (2)	(709)	-	(709)
Non-cash collateral (3)	-	-	-
Net amount	$-	$6,519	$6,519

(1)Includes a net deferred premium receivable of $260 million, the components of which are reported in other assets and other liabilities on the Consolidated Balance Sheets.

(2)Excludes excess cash collateral pledged of $12 million, as the cash collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

(3)Excludes excess non-cash collateral received of $410 million and excess non-cash collateral pledged of $292 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

6. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Current	$3	$12	$(61)
Deferred	(587)	221	(15)
Federal income tax expense (benefit)	$(584)	$233	$(76)

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Income (loss) before taxes	$(2,811)	$1,638	$423
Federal statutory rate	21%	21%	21%
Federal income tax expense (benefit) at federal statutory rate	(590)	344	89
Effect of:
Tax-preferred investment income (1)	(90)	(88)	(98)
Tax credits	(42)	(26)	(39)
Excess tax benefits from stock-based compensation	(1)	-	3
Goodwill impairment	133	-	-
Tax impact associated with the Tax Cuts and Jobs Act (2)	-	-	(37)
Other items	6	3	6
Federal income tax expense (benefit)	$(584)	$233	$(76)
Effective tax rate	21%	14%	-18%

(1)Relates primarily to separate account dividends eligible for the dividends-received deduction.

(2)In 2020, we recognized a $37 million tax benefit attributable to the carry back of a 2020 net operating loss under the provisions of the Coronavirus Aid, Relief, and Economic Security Act, which provides for a five-year carryback period.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2022	2021
Current	$83	$142
Deferred	1,618	(2,800)
Total federal income tax asset (liability)	$1,701	$(2,658)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2022	2021
Deferred Tax Assets
Future contract benefits and other contract holder funds	$700	$3,527
Reinsurance-related embedded derivative liability	-	43
Compensation and benefit plans	172	198
Intangibles	18	25
Net unrealized loss on fixed maturity AFS securities	2,236	-
Net unrealized loss on trading securities	70	-
Investment activity	243	-
Tax credits	101	58
Net operating losses	278	292
Other	208	129
Total deferred tax assets	$4,026	$4,272
Deferred Tax Liabilities
DAC	$1,813	$426
VOBA	276	149
Net unrealized gain on fixed maturity AFS securities	-	2,877
Net unrealized gain on trading securities	-	66
Investment activity	-	3,331
Reinsurance-related embedded derivative asset	87	-
Other	232	223
Total deferred tax liabilities	$2,408	$7,072
Net deferred tax asset (liability)	$1,618	$(2,800)

As of December 31, 2022, we have $101 million of federal income tax credits that can be carried forward to 2030 through 2032. As of December 31, 2022, we have $1.3 billion of net operating losses to carry forward to future years. The net operating losses arose in tax years 2018 and 2021, and under the Tax Cuts and Jobs Act changes, have an unlimited carryforward period. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities. With few exceptions for limited scope review, we are no longer subject to U.S. federal examinations for years before 2019. In the first quarter of 2021, the Internal Revenue Service commenced an examination of our refund claims for 2014 and 2015 that is anticipated to be completed by the end of 2023. We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2022	2021
Balance as of beginning-of-year	$53	$51
Increases for prior year tax positions	5	2
Settlements for prior year tax positions	(6)	-
Balance as of end-of-year	$52	$53

As of December 31, 2022 and 2021, $52 million and $53 million, respectively, of our unrecognized tax benefits presented above, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate. We anticipate that it is reasonably possible that unrecognized tax benefits associated with separate account dividends-received deduction and tax credits will decrease by $8 million by the end of 2023, upon the completion of the examination of our refund claims for 2014 and 2015.

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2022, 2021 and 2020, we recognized no interest and penalty expense (benefit), and there was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2022 and 2021.

7. DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$5,888	$5,565	$7,352
Cumulative effect from adoption of new accounting
standard	-	-	5
Business acquired (sold) through reinsurance	-	(362)	(10)
Deferrals	1,372	1,373	1,446
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(811)	(1,001)	(796)
Unlocking	(210)	(565)	(231)
Adjustment related to realized (gains) losses	(129)	86	(19)
Adjustment related to unrealized (gains) losses	6,648	792	(2,182)
Balance as of end-of-year	$12,758	$5,888	$5,565

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$193	$247	$342
Business acquired (sold) through reinsurance	-	(288)	-
Deferrals	2	-	3
Amortization:
Amortization, excluding unlocking	(75)	(94)	(105)
Unlocking	60	(7)	(205)
Accretion of interest (1)	23	33	44
Adjustment related to realized (gains) losses	(2)	(3)	-
Adjustment related to unrealized (gains) losses	629	305	168
Balance as of end-of-year	$830	$193	$247

(1)The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2022, was as follows:

2023	$33
2024	35
2025	34
2026	33
2027	31

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$203	$213	$234
Deferrals	6	5	7
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(15)	(26)	(20)
Unlocking	2	-	(1)
Adjustment related to realized (gains) losses	(2)	3	(1)
Adjustment related to unrealized (gains) losses	21	8	(6)
Balance as of end-of-year	$215	$203	$213

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$415	$401	$650
Cumulative effect from adoption of new accounting
standard	-	-	4
Business acquired (sold) through reinsurance	-	(290)	-
Deferrals	1,083	1,015	1,003
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(565)	(595)	(538)
Unlocking	(49)	(387)	(275)
Adjustment related to realized (gains) losses	(35)	(10)	25
Adjustment related to unrealized (gains) losses	4,820	281	(468)
Balance as of end-of-year	$5,669	$415	$401

8. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on the Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re:

	For the Years Ended December 31,
	2022	2021	2020
Direct insurance premiums and fee income	$13,941	$14,154	$13,304
Reinsurance assumed	98	94	95
Reinsurance ceded	(1,898)	(1,744)	(1,656)
Total insurance premiums and fee income	$12,141	$12,504	$11,743

Direct insurance benefits	$15,065	$10,714	$10,630
Reinsurance recoveries	(2,519)	(2,185)	(1,953)
Total benefits	$12,546	$8,529	$8,677

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

As of December 31, 2022, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured 21% of the mortality risk on newly issued life insurance contracts in 2022.

Reinsurance Exposures

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers. Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. The amounts recoverable from reinsurers were $19.9 billion and $20.3 billion as of December 31, 2022 and 2021, respectively. Protective represents our largest reinsurance exposure following the sale of the individual life and individual and group annuity business acquired from Liberty Life Assurance Company of Boston in 2018, which resulted in amounts recoverable from Protective of $10.1 billion and $10.7 billion as of December 31, 2022 and 2021, respectively. Protective has funded trusts, of which the balance in the trusts changes as a result of ongoing reinsurance activity, to support the business ceded, which totaled $11.5 billion and $14.0 billion as of December 31, 2022 and 2021, respectively.

Effective October 1, 2021, we entered into a reinsurance agreement with Resolution Life to reinsure liabilities under a block of in-force executive benefit and universal life policies. The agreement is structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. Amounts recoverable from Resolution Life were $4.7 billion as of December 31, 2022 and 2021. Resolution Life has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $4.1 billion as of December 31, 2022 and 2021. As described in Note 1, we recorded a deferred gain on business sold through reinsurance and amortized $40 million and $10 million of the gain during 2022 and 2021, respectively.

Some portions of our annuity business have been reinsured on a modified coinsurance basis with other companies. In a modified coinsurance agreement, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.

Effective October 1, 2018, we entered into one such modified coinsurance agreement with Athene to reinsure fixed annuity products, which resulted in a deposit asset of $3.8 billion and $5.0 billion as of December 31, 2022 and 2021, respectively, within other assets on the Consolidated Balance Sheets.

We held assets in support of reserves associated with the Athene transaction in a modified coinsurance investment portfolio, which consisted of the following (in millions):

	As of December 31,
	2022	2021
Fixed maturity AFS securities	$474	$744
Trading securities	2,644	3,399
Equity securities	60	54
Mortgage loans on real estate	487	739
Derivative investments	39	93
Other investments	42	227
Cash and invested cash	26	110
Accrued investment income	35	33
Other assets	2	5
Total	$3,809	$5,404

The portfolio was supported by $105 million of over-collateralization and a $117 million letter of credit as of December 31, 2022. Additionally, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $25 million, $26 million and $29 million of the gain during 2022, 2021 and 2020, respectively.

See “Realized Gain (Loss)” in Note 15 for information on reinsurance-related embedded derivatives.

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions. As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on the Consolidated Balance Sheets with a corresponding reinsurance recoverable from Swiss Re, which totaled $1.1 billion as of December 31, 2022 and 2021. Swiss Re has funded a trust, with a balance of $710 million and $1.0 billion as of December 31, 2022 and 2021, respectively, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans.

Credit Losses on Reinsurance-Related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $316 million and $190 million as of December 31, 2022 and 2021, respectively. The increase was attributable to updates to policyholder behavior assumptions that impacted ceded reserves.

9. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

			For the Year Ended December 31, 2022
	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill		Net
	as of	as of	as of		Goodwill
	Beginning-	Beginning-	Beginning-		as of End-
	of-Year	of-Year	of-Year	Impairment	of-Year
Life Insurance	$2,188	$(1,554)	$634	$(634)	$-
Annuities	1,040	(600)	440	-	440
Group Protection	684	-	684	-	684
Retirement Plan Services	20	-	20	-	20
Total goodwill	$3,932	$(2,154)	$1,778	$(634)	$1,144

			For the Year Ended December 31, 2021
	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill		Net
	as of	as of	as of		Goodwill
	Beginning-	Beginning-	Beginning-		as of End-
	of-Year	of-Year	of-Year	Impairment	of-Year
Life Insurance	$2,188	$(1,554)	$634	$-	$634
Annuities	1,040	(600)	440	-	440
Group Protection	684	-	684	-	684
Retirement Plan Services	20	-	20	-	20
Total goodwill	$3,932	$(2,154)	$1,778	$-	$1,778

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

As a result of the capital market environment during the third quarter of 2022, including (i) declining equity markets and (ii) the impact of rising interest rates on our discount rate assumption, we accelerated our quantitative goodwill impairment test for our Life Insurance reporting unit as we concluded that there were indicators of impairment. Based on this quantitative test, which included updating our best estimate assumptions therein, we incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represented a write-off of the entire balance of goodwill for the reporting unit.

As of October 1, 2022, we performed our annual quantitative goodwill impairment test for our other reporting units, and, as of such date, the fair value was in excess of the carrying value for each of the Annuities, Group Protection and Retirement Plan Services reporting units.

As of October 1, 2021, we performed our annual quantitative goodwill impairment test for all of our reporting units, and, as of such date, the fair value was in excess of each reporting unit’s carrying value.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2022		As of December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$67	$100	$63
Group Protection:
VOCRA	576	115	576	85
VODA	31	10	31	7
Insurance licenses (1)	-	-	3	-
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	5	-
Total	$712	$192	$715	$155

(1)No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2022, was as follows:

2023	$37
2024	37
2025	37
2026	37
2027	37
Thereafter	330

10. Guaranteed Benefit Features

The GDB features include those where we contractually guarantee to the contract holder either: return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”); or the highest contract value on any contract anniversary date through age 80. The highest contract value is increased by purchase payments and is decreased by withdrawals subsequent to that anniversary date.

Information on the GDB features outstanding (dollars in millions) was as follows:

	As of December 31,
	2022 (1)	2021 (1)
Return of Net Deposits
Total account value	$94,297	$117,503
Net amount at risk (2)	1,376	84
Average attained age of contract holders	67 years	67 years

Minimum Return
Total account value	$71	$102
Net amount at risk (2)	14	11
Average attained age of contract holders	79 years	79 years
Guaranteed minimum return	5%	5%

Anniversary Contract Value
Total account value	$21,730	$28,788
Net amount at risk (2)	3,699	400
Average attained age of contract holders	73 years	73 years

(1)Our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.

(2)Represents the amount of death benefit in excess of the account value that is subject to market fluctuations.

The determination of GDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following summarizes the balances of and changes in the liabilities for GDBs (in millions), which were recorded in future contract benefits on the Consolidated Balance Sheets:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$132	$121	$117
Changes in reserves	210	31	30
Benefits paid	(58)	(20)	(26)
Balance as of end-of-year	$284	$132	$121

Variable Annuity Contracts

Account values of variable annuity contracts, including those with guarantees, (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2022	2021
Asset Type
Domestic equity	$58,640	$77,290
International equity	15,959	21,223
Fixed income	35,982	45,231
Total	$110,581	$143,744

Secondary Guarantee Products

Future contract benefits and other contract holder funds include reserves for our secondary guarantee products sold through our Life Insurance segment. Reserves on UL and VUL products with secondary guarantees represented 40% and 39% of total life insurance in-force reserves as of December 31, 2022 and 2021, respectively.

11. Liability for Unpaid Claims

The liability for unpaid claims consists primarily of long-term disability claims and is reported in future contract benefits on the Consolidated Balance Sheets. Changes in the liability for unpaid claims (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$6,280	$5,934	$5,552
Reinsurance recoverable	147	151	152
Net balance as of beginning-of-year	6,133	5,783	5,400
Incurred related to:
Current year	3,875	4,026	3,517
Prior years:
Interest	159	141	148
All other incurred (1)	(190)	(271)	(209)
Total incurred	3,844	3,896	3,456
Paid related to:
Current year	(1,951)	(2,074)	(1,707)
Prior years	(1,638)	(1,472)	(1,366)
Total paid	(3,589)	(3,546)	(3,073)
Net balance as of end-of-year	6,388	6,133	5,783
Reinsurance recoverable	143	147	151
Balance as of end-of-year	$6,531	$6,280	$5,934

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

12. Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2022	2021
Short-Term Debt
Current maturities of long-term debt	$500	$300
Total short-term debt	$500	$300

Long-Term Debt, Excluding Current Portion
Senior notes:
4.00% notes, due 2023 (1)	$-	$500
3.35% notes, due 2025 (1)	300	300
3.625% notes, due 2026 (1)	400	400
3.80% notes, due 2028 (1)	500	500
3.05% notes, due 2030 (1)	500	500
3.40% notes, due 2031 (1)	500	500
3.40% notes, due 2032 (1)	300	-
6.15% notes, due 2036 (1)	243	243
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
4.35% notes, due 2048 (1)	450	450
4.375% notes, due 2050 (1)	300	300
Total senior notes	4,368	4,568
Term loan due 2024 (3)	250	250
Subordinated notes:
LIBOR + 236 bps, due 2066 (4)	562	562
LIBOR + 204 bps, due 2067 (4)	433	433
Total subordinated notes	995	995
Capital securities:
LIBOR + 236 bps, due 2066 (4)	160	160
LIBOR + 204 bps, due 2067 (4)	58	58
Total capital securities	218	218
Unamortized premiums (discounts)	(6)	(6)
Unamortized debt issuance costs	(34)	(35)
Unamortized adjustments from discontinued hedges	341	356
Fair value hedge on interest rate swap agreements	(177)	(21)
Total long-term debt	$5,955	$6,325

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

(3)The term loan bears interest at LIBOR plus an applicable margin. The applicable margin changed from 87.5 basis points to 112.5 basis points on November 3, 2022.

(4)To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the subordinated notes and capital securities.

Details underlying the recognition of a gain (loss) on the modification or early extinguishment of debt (in millions) reported within interest expense on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Principal balance outstanding prior to modification
or payoff (1)	$-	$995	$796
Unamortized debt issuance costs and discounts	-	-	(2)
Amount exchanged or paid to modify or retire debt	-	(1,003)	(809)
Gain (loss) on modification or early
extinguishment of debt, pre-tax	$-	$(8)	$(15)

(1)During 2021, we completed the exchange of a portion of our outstanding capital securities for newly issued subordinated notes. In connection with the exchange offer, we solicited and received the requisite number of consents to amend the indentures governing the remaining outstanding capital securities to eliminate various terms and conditions and other provisions, including the covenant that required us to make interest payments in accordance with an alternative coupon satisfaction mechanism upon the occurrence of certain trigger events. During 2020, we redeemed our $296 million outstanding principal amount of 4.85% senior notes due 2021 and repaid our $500 million LIBOR + 150 bps term loan due 2022.

Future principal payments due on long-term debt (in millions) as of December 31, 2022, were as follows:

2023	$500
2024	250
2025	300
2026	400
2027	-
Thereafter	4,881
Total	$6,331

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes and a term loan, ranks highest in priority, followed by subordinated notes and then capital securities.

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

The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, such as paying the facility fee or reimbursing the trust for its expenses, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of December 31, 2022, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement.

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

Credit Facilities

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), (in millions) were as follows:

		As of December 31, 2022
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Five-year revolving credit facility	June 19, 2026	$2,500	$1,641
LOC facility (1)	August 26, 2031	979	948
LOC facility (1)	October 1, 2031	891	891
Total		$4,370	$3,480

(1)Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

During June 2021, we entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated our existing five-year revolving credit facility agreement. The credit facility, which is unsecured, allows for the issuance of LOCs and borrowing of up to $2.5 billion and has a commitment termination date of June 19, 2026. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business.

The credit facility agreement, as currently in effect, contains:

•Customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets;

•Financial covenants including maintenance of a minimum consolidated net worth equal to the sum of $10.0 billion plus 50% of the aggregate net proceeds of equity issuances received by us after December 1, 2022, all as more fully set forth in the agreement; and a debt-to-capital ratio as defined in accordance with the agreement not to exceed 0.35 to 1.00;

•A cap on secured non-operating indebtedness and non-operating indebtedness of our subsidiaries equal to 7.5% of total capitalization, as defined in accordance with the agreement; and

•Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit facility agreement, as currently in effect, provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2022, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets. Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid. Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default. The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults. Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable. As of December 31, 2022, we were in compliance with all such covenants.

Shelf Registration

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and depository shares.

13. Contingencies and Commitments

Contingencies

Reinsurance Disputes

Certain reinsurers have sought rate increases on certain yearly renewable term agreements. We are disputing the requested rate increases under these agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have initiated, and may in the future initiate, legal proceedings against us. While this may impact the Life

Insurance segment, we believe it is unlikely the outcome of these disputes would have a material impact on the consolidated financial statements. For more information about reinsurance, see Note 8.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2022.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2022, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Among other matters, we are presently engaged in litigation, including relating to cost of insurance rates (“Cost of Insurance and Other Litigation”), as described below. No accrual has been made for some of these matters. Although a loss is believed to be reasonably possible for these matters, for some of these matters, we are not able to estimate a reasonably possible amount or range of potential liability. An adverse outcome in one or more of these matters may have a material impact on the consolidated financial statements, but, based on information currently known, management does not believe those cases are likely to have such an impact.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. The parties requested an extension of the current case schedule and indicated that plaintiffs anticipate filing a motion for preliminary approval of the class settlement on or before March 24, 2023. The terms of the provisional class settlement remain confidential.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. The parties requested an extension of the current case schedule and indicated that plaintiffs anticipate filing a motion for preliminary approval of the class settlement on or before March 24, 2023. The terms of the provisional class settlement remain confidential.

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

Commitments

Leases

As of December 31, 2022 and 2021, we had operating lease ROU assets of $140 million and $147 million, respectively, and associated lease liabilities of $152 million and $157 million, respectively. The weighted-average discount rate was 3.3% and 2.6%, respectively, and the weighted-average remaining lease term was five years as of December 31, 2022 and 2021. Operating lease expense for the years ended December 31, 2022, 2021 and 2020, was $45 million, $49 million and $50 million, respectively, and reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2022 and 2021, we had finance lease assets of $14 million and $37 million, respectively, and associated finance lease liabilities of $106 million and $175 million, respectively. The accumulated amortization associated with the finance lease assets was $458 million and $436 million as of December 31, 2022 and 2021, respectively. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate was 2.9% and 1.4%, respectively, and the weighted-average remaining lease term was one year as of December 31, 2022 and 2021.

Finance lease expense (in millions) was as follows:

	For the Years Ended
	December 31,
	2022	2021	2020
Amortization of finance lease assets (1)	$23	$38	$53
Interest on finance lease liabilities (2)	4	3	6
Total	$27	$41	$59

(1)Amortization of finance lease assets is reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

(2)Interest on finance lease liabilities is reported in interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

	For the Years Ended
	December 31,
	2022	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$47	$54
Financing cash flows from finance leases	74	62	53

Supplemental Non-Cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$23	$8	$10

Our future minimum lease payments (in millions) under non-cancellable leases as of December 31, 2022, were as follows:

	Operating	Finance
	Leases	Leases
2023	$44	$82
2024	42	18
2025	38	7
2026	34	4
2027	18	-
Thereafter	15	-
Total future minimum lease payments	191	111
Less: Amount representing interest	39	5
Present value of minimum lease payments	$152	$106

As of December 31, 2022, we had no leases that had not yet commenced.

Certain Financing Arrangements

We periodically enter into sale-leaseback arrangements that do not meet the criteria of a sale for accounting purposes. As such, we account for these transactions as financing arrangements. As of December 31, 2022 and 2021, we had $558 million and $375 million, respectively, of financing obligations reported within other liabilities on the Consolidated Balance Sheets. Future payments due on certain financing arrangements (in millions) as of December 31, 2022, were as follows:

2023	$43
2024	95
2025	127
2026	175
2027	191
Thereafter	-
Total future minimum lease payments	631
Less: Amount representing interest	73
Present value of minimum lease payments	$558

Vulnerability from Concentrations

As of December 31, 2022, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition. For information on our investment and reinsurance concentrations, see Notes 4 and 8, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of $(2) million and $(6) million as of December 31, 2022 and 2021, respectively.

14. Shares and Stockholders’ Equity

Preferred Shares

Preferred shares authorized, issued and outstanding were as follows:

	As of December 31,
	2022			2021
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	-	-	-
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	-	-	-
Not designated	9,960,000	-	-	10,000,000	-	-
Total preferred shares	10,000,000	40,000	40,000	10,000,000	-	-

In November 2022, we issued 500,000 depositary shares (“Series C Depositary Shares”), each representing a 1/25th interest in a share of our 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C liquidation preference $25,000 per share (the “Series C Preferred Stock”) and in the aggregate representing 20,000 shares of Series C Preferred Stock, for aggregate net cash proceeds of $493 million. Dividends, if declared, will be payable commencing on March 1, 2023, and will accrue and be payable on the first day of March and September each year, in arrears, at an annual rate of 9.250% on the liquidation preference of $25,000 per share. From, and including March 1, 2028 (the first “reset date”), the annual rate will reset every five years at a rate equal to the five-year treasury rate as of the most recent reset dividend determination date plus 5.318%. We may, at our option, redeem our Series C Preferred Stock in whole but not in part within 90 days after certain rating agency events, or a regulatory capital event, or in whole or in part, from time to time, during the three-month period prior to each reset date.

We may, at our option, redeem the Series C Preferred Stock, (a) in whole but not in part within 90 days after the occurrence of a rating agency event at a redemption price equal to 102% of the stated amount of a share of Series C Preferred Stock (initially, $25,500 per share of Series C Preferred Stock, equivalent to $1,020 per Depositary Share), plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date; and (b)(i)in whole but not in part within 90 days after the occurrence of a regulatory capital event, or (ii) in whole or in part, from time to time, during the three-month period prior to March 1, 2028, and during the three-month period prior to each reset date thereafter in each case, at a redemption price equal to the stated amount of a share of Series C Preferred Stock (initially, $25,000 per share of Series C Preferred Stock, equivalent to $1,000 per Depositary Share), plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date.

In November 2022, we issued 20,000,000 depositary shares (“Series D Depositary Shares”), each representing a 1/1000th interest in a share of our 9.000% Series D, Non-Cumulative Preferred Stock, liquidation preference $25,000 per share (the “Series D Preferred Stock”) and in the aggregate representing 20,000 shares of Series D Preferred Stock, for aggregate net cash proceeds of $493 million. Dividends, if declared, will be payable commencing on March 1, 2023, and will accrue and be payable quarterly on the first day of March, June, September, and December each year, in arrears, at an annual rate of 9.000%. We may, at our option, redeem our Series D Preferred Stock in whole but not in part within 90 days after certain rating agency events, or a regulatory capital event, or in whole or in part, at any time or from time to time, on or after December 1, 2027.

We may, at our option, redeem the Series D Preferred Stock, (a) in whole but not in part, at any time prior to December 1, 2027, within 90 days after the occurrence of a rating agency event at a redemption price equal to 102% of the stated amount of a share of Series D Preferred Stock (initially, $25,500 per share of Series D Preferred Stock, equivalent to $25.50 per Depositary Share), plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date, and (b)(i) in whole but not in part, at any time prior to December 1, 2027, within 90 days after the occurrence of a regulatory capital event; or (ii) in whole or in part, at any time or from time to time on or after December 1, 2027, in each case, at a redemption price equal to the stated amount of a share of Series D Preferred Stock (initially, $25,000 per share of Series D Preferred Stock, equivalent to $25.00 per Depositary Share), plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date.

The Series C Preferred Stock and the Series D Preferred Stock (together, the “Preferred Stock”) rank equally with each other for liquidation preference. The Preferred Stock is senior to our common stock with respect to the payment of dividends, if declared, and distributions of assets upon any liquidation, dissolution or winding-up of the Company. The ability of the Company to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock or any shares of the Company that rank junior to, or on parity with, the Preferred Stock is subject to certain restrictions in the event that we do not declare and pay (or set aside) dividends on the Preferred Stock for the last preceding dividend period.

Except as otherwise provided by law, every holder of Preferred Stock will have the right at every shareholders’ meeting to one vote for each share of Preferred Stock held in their name as of the record date for such meeting. In addition, at any time when six or more quarterly dividends, whether or not consecutive, on one or more series of the Preferred Stock is in default, the holders of all preferred stock at the time or times outstanding as to which such default shall exist shall have certain voting rights with respect to the election of additional directors to the Company’s Board of Directors, as provided in the Certificate of Designations for each series of Preferred Stock.

Each share of Preferred Stock is perpetual and has no maturity date. The Preferred Stock is not convertible into, or exchangeable for, any other class or series of stock or other securities of the Company or its subsidiaries and is not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund, or other similar provisions.

Our Series C and D Preferred Stock are without par value.

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Common Stock
Balance as of beginning-of-year	177,193,515	192,329,691	196,668,532
Stock compensation/issued for benefit plans	692,491	1,106,572	547,209
Retirement/cancellation of shares	(8,665,495)	(16,242,748)	(4,886,050)
Balance as of end-of-year	169,220,511	177,193,515	192,329,691

Common Stock as of End-of-Year
Basic basis	169,220,511	177,193,515	192,329,691
Diluted basis	170,483,323	179,229,110	193,672,296

Average Common Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Weighted-average shares, as used in basic calculation	171,034,695	187,359,884	193,610,225
Shares to cover non-vested stock	968,005	1,357,245	687,240
Average stock options outstanding during the year	989,123	1,844,117	746,742
options (at average market price for the year)	(783,232)	(1,419,165)	(576,582)
Shares repurchasable from measured but
unrecognized stock option expense	(21,006)	(43,314)	(2,445)
Average deferred compensation shares	512,570	-	-
Weighted-average shares, as used in diluted calculation (1)	172,700,155	189,098,767	194,465,180

(1)Due to reporting a net loss for the year ended December 31, 2022, basic shares were used in the diluted EPS calculation for this year as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation. The mark-to-market adjustment of these deferred units excluded from our diluted EPS calculation was $13 million for the year ended December 31, 2022.

Our common stock is without par value.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$6,777	$9,611	$5,983
Cumulative effect from adoption of new accounting standards	-	-	45
Unrealized holding gains (losses) arising during the year	(25,552)	(5,304)	7,925
Change in foreign currency exchange rate adjustment	(322)	(145)	180
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	7,369	1,815	(3,569)
Income tax benefit (expense)	3,955	774	(970)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(15)	(9)	(53)
Associated amortization of DAC, VOBA, DSI and DFEL	(12)	(24)	32
Income tax benefit (expense)	6	7	4
Balance as of end-of-year	$(7,752)	$6,777	$9,611
Unrealized OTTI on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$-	$45
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	-	(45)
Balance as of end-of-year	$-	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(103)	$(402)	$(11)
Unrealized holding gains (losses) arising during the year	378	246	(257)
Change in foreign currency exchange rate adjustment	312	152	(174)
Change in DAC, VOBA, DSI and DFEL	27	8	(17)
Income tax benefit (expense)	(150)	(87)	94
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	92	26	48
Associated amortization of DAC, VOBA, DSI and DFEL	(6)	(1)	(1)
Income tax benefit (expense)	(18)	(5)	(10)
Balance as of end-of-year	$396	$(103)	$(402)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(14)	$(12)	$(17)
Foreign currency translation adjustment arising during the year	(20)	(2)	5
Balance as of end-of-year	$(34)	$(14)	$(12)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(219)	$(266)	$(327)
Adjustment arising during the year	(74)	56	74
Income tax benefit (expense)	15	(9)	(13)
Balance as of end-of-year	$(278)	$(219)	$(266)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2022	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(15)	$(9)	$(53)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(12)	(24)	32	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(27)	(33)	(21)	Income (loss) before taxes
Income tax benefit (expense)	6	7	4	Federal income tax expense (benefit)
Reclassification, net of income tax	$(21)	$(26)	$(17)	Net income (loss)

Unrealized Gain (Loss) on Derivative
Instruments
Gross reclassifications:
Interest rate contracts	$2	$3	$2	Net investment income
Interest rate contracts	(11)	(23)	(16)	Interest and debt expense
Foreign currency contracts	62	48	56	Net investment income
Foreign currency contracts	39	(2)	6	Realized gain (loss)
Total gross reclassifications	92	26	48
Associated amortization of DAC,				Commissions and other
VOBA, DSI and DFEL	(6)	(1)	(1)	expenses
Reclassifications before income
tax benefit (expense)	86	25	47	Income (loss) before taxes
Income tax benefit (expense)	(18)	(5)	(10)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$68	$20	$37	Net income (loss)

16

15. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Fixed maturity AFS securities:
Gross gains	$38	$20	$31
Gross losses	(53)	(29)	(84)
Credit loss benefit (expense) (1)	(15)	(11)	(26)
Realized gain (loss) on equity securities (2)	16	43	8
Credit loss benefit (expense) on mortgage loans on real estate	(3)	112	(117)
Credit loss benefit (expense) on reinsurance-related assets (3)	(126)	2	-
Realized gain (loss) on the mark-to-market on certain instruments (4)(5)	33	68	26
Other gain (loss) on investments	(35)	-	(7)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(18)	(25)	31
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	(163)	180	(138)
Indexed annuity and IUL contracts net derivative results: (6)
Gross gain (loss)	66	30	37
Associated amortization of DAC, VOBA, DSI and DFEL	(56)	4	(25)
Variable annuity net derivative results: (7)
Gross gain (loss)	529	(517)	(367)
Associated amortization of DAC, VOBA, DSI and DFEL	(40)	91	(20)
Total realized gain (loss)	$336	$(212)	$(513)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes mark-to-market adjustments on equity securities still held of $10 million, $46 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(3)See Note 8 for information on credit losses on reinsurance-related assets.

(4)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance-related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities. See Notes 1 and 8 for information regarding modified coinsurance.

(5)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(24) million, $3 million and $(24) million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

16. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Commissions	$2,192	$2,221	$2,183
General and administrative expenses	2,241	2,251	2,072
Expenses associated with reserve financing and LOCs	108	102	94
DAC and VOBA deferrals and interest, net of amortization	(361)	261	(156)
Broker-dealer expenses	536	570	493
Specifically identifiable intangible asset amortization	37	37	37
Taxes, licenses and fees	342	335	321
Transaction and integration costs related to
mergers, acquisitions and divestitures	-	14	20
Total	$5,095	$5,791	$5,064

17. Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain U.S. defined benefit pension plans in which certain U.S. employees and agents are participants, and a U.K. plan we retained after the sale of the Lincoln UK business. Our defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits. We comply with the minimum funding requirements in both the U.S. and the U.K. In accordance with such practice, we were not required to make contributions for the years ended December 31, 2022 and 2021. We do not expect to be required to make any contributions to these pension plans in 2023. We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired employees and agents. Total net periodic cost (recovery) for these plans was $(41) million, $(41) million and $(11) million during 2022, 2021 and 2020, respectively, which was reported within commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). In 2023, we expect the plans to make benefit payments of approximately $100 million.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2022	2021	2022	2021
			Other Postretirement
	Pension Plans		Benefit Plans
Fair value of plan assets	$1,126	$1,667	$71	$67
Projected benefit obligation	1,126	1,595	44	79
Funded status	$-	$72	$27	$(12)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$91	$182	$27	$-
Other liabilities	(91)	(110)	-	(12)
Net amount recognized	$-	$72	$27	$(12)

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	5.49%	2.76%	5.70%	3.10%
Net periodic benefit cost:
Weighted-average discount rate	2.81%	2.61%	3.73%	2.96%
Expected return on plan assets	5.67%	6.13%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2022, and projected benefit obligation cash flows. The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation. We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2022	2021

Fixed maturity securities:
Corporate bonds	$292	$452
U.S. government bonds	196	228
Foreign government bonds	128	191
State and municipal bonds	22	28
Limited partnerships and common and
preferred stock	353	527
Bulk annuity insurance policy	89	150
Cash and invested cash	46	91
Other investments	71	67
Total	$1,197	$1,734

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible employees and agents. We administer these plans in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986. For the years ended December 31, 2022, 2021 and 2020, expenses for these plans were $102 million, $107 million and $100 million, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former employees, agents and non-employee directors. The results of certain notional investment options within some of the plans are hedged by total return swaps. Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options. Participants of certain plans are able to select our stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans. For the years ended December 31, 2022, 2021 and 2020, expenses for these plans were $(4) million, $32 million and $35 million, respectively. For further discussion of total return swaps related to our deferred compensation plans, see Note 5.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2022	2021
Total liabilities (1)	$686	$841
Investments dedicated to fund liabilities (2)	206	254

(1)Reported in other liabilities on the Consolidated Balance Sheets.

(2)Reported in other assets on the Consolidated Balance Sheets.

18. Stock-Based Incentive Compensation Plans

We sponsor stock-based incentive compensation plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares and restricted stock units (“RSUs”), among other types of awards. We issue new shares to satisfy option exercises and vested performance shares and RSUs.

Total compensation expense (in millions) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Stock options	$6	$8	$10
Performance shares	10	18	5
RSUs	35	35	36
Total	$51	$61	$51

Recognized tax benefit	$11	$13	$11

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$11	0.8	$8	0.7	$8	0.7
Performance shares	19	1.2	14	1.2	14	1.3
RSUs	55	1.4	43	1.4	37	1.2
Total unrecognized stock-based
incentive compensation expense	$85		$65		$59

Stock Options

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Weighted-average fair value per option granted	$18.13	$17.26	$12.25
Weighted-average assumptions:
Dividend yield	3.2%	3.0%	3.0%
Expected volatility	44.4%	45.0%	30.1%
Risk-free interest rate (1)	1.9-3.8%	0.6-1.0%	0.3-1.4%
Expected life (in years)	5.8	5.8	5.8

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

Generally, stock options have a maximum contractual term of ten years and vest ratably over a three year period based solely on a service condition. Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2021	3,011,536	$59.23
Granted	593,609	55.10
Exercised	(38,374)	54.76
Forfeited or expired	(170,232)	63.19
Outstanding as of December 31, 2022	3,396,539	$58.36	6.09	$-

Vested or expected to vest as of December 31, 2022 (1)	3,238,301	$58.49	5.97	$-

Exercisable as of December 31, 2022	2,476,028	$59.47	5.05	$-

(1)Includes estimated forfeitures.

The total fair value of stock options with service conditions that vested during the years ended December 31, 2022, 2021 and 2020 was $8 million, $8 million and $8 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2022, 2021 and 2020, was $1 million, $15 million and $3 million, respectively.

We award to certain agents stock options that have a maximum contractual term of five years and generally vest ratably over a two year period depending on the satisfaction of the performance conditions. Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2021	166,278	$58.88
Granted	33,435	60.58
Exercised	(29,931)	63.59
Forfeited or expired	(48,385)	60.49
Outstanding as of December 31, 2022	121,397	$57.55	2.36	$-

Vested or expected to vest as of December 31, 2022 (1)	114,310	$57.34	2.26	$-

Exercisable as of December 31, 2022	97,773	$56.72	1.99	$-

(1) Includes estimated forfeitures.

The total fair value of stock options with performance conditions that vested during the years ended December 31, 2022, 2021 and 2020, was $1 million, less than $1 million and less than $1 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2022, 2021 and 2020, was less than $1 million, $1 million and less than $1 million, respectively.

Performance Shares

LNC performance shares vest, if at all, after the conclusion of the three-year performance period and certification of performance results by the Compensation Committee, and, generally, on the third anniversary of the grant date. Depending on the achievement level of performance measures pre-determined by the Compensation Committee for the three-year performance period, payouts could range from 0% to 200% of the target award for performance shares granted prior to 2021, 0% to 240% of the target award for performance shares granted in 2021 and 0% to 232% of the target award for performance shares granted in 2022. Dividend equivalents accrue with respect to unvested performance shares when and as cash dividends are paid on the Company’s common stock and vest if and to the extent that the underlying performance shares vest. Performance share information in the table below includes dividend equivalents credited on unvested performance share awards at target. Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2021 (1)	630,670	$63.16
Granted	374,128	69.37
Vested	(185,194)	66.89
Forfeited	(72,756)	69.97
Performance adjustment (2)	20,580	66.89
Outstanding as of December 31, 2022 (1)	767,428	$64.61

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

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2021	1,870,556	$59.78
Granted	938,181	65.53
Vested	(713,247)	62.53
Forfeited	(156,341)	62.27
Outstanding as of December 31, 2022	1,939,149	$61.26

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

	As of December 31,
	2022	2021
U.S. capital and surplus	$8,624	$8,773

	For the Years Ended December 31,
	2022	2021	2020
U.S. net gain (loss) from operations, after-tax	$1,730	$(1,262)	$(271)
U.S. net income (loss)	1,991	(547)	29
U.S. dividends to LNC holding company	667	1,955	660

State Prescribed and Permitted Practices

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed or permitted accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York. Also, the state of New York prescribes use of the continuous Commissioners’ Annuity Reserve Valuation Method in the calculation of reserves and use of minimum reserve methods and assumptions for variable annuity and individual life insurance contracts that may be more conservative than those required by NAIC SAP.  The statutory permitted practices allow accounting for certain derivative assets at amortized cost and allow determining certain indexed annuity and indexed universal life statutory reserve calculations with the assumption that the market value of the related liability call option(s) associated with the current index term is zero. At the conclusion of the index term, credited interest is reflected in the reserve as realized, based on actual index performance. The statutory accounting practices also allow accounting for certain group fixed annuity assets at general account values.

The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP. One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2022 and 2021. Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2022 and 2021. Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance agreements with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2022 and 2021. These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”) or are compliant under AG48 requirements.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2022	2021
State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$3	$6
Conservative valuation rate on certain annuities	(36)	(40)
Calculation of reserves using continuous CARVM	(1)	-
Conservative Reg 213 reserves on variable annuity and individual life contracts	(37)	(27)
State Permitted Practice
Derivative instruments and equity indexed reserves	14	(113)
Assets in group fixed annuity contracts held at general account values	436	-
Vermont Subsidiaries Permitted Practices
Lesser of LOC and XXX additional reserve as surplus	1,838	1,847
LLC notes and variable value surplus notes	1,547	1,616
Excess of loss reinsurance agreements	549	493

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake. As of December 31, 2022, the consolidated RBC ratio for LNC’s statutory insurance companies was in excess of three times the aforementioned company action level RBC.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiary LLANY, a New York-domiciled insurance company, is bound by similar restrictions under the laws of New York. Under New York law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains. We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $1.7 billion in 2023 without prior approval from the respective Commissioner of Insurance.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

20. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$99,736	$99,736	$118,746	$118,746
Trading securities	3,498	3,498	4,482	4,482
Equity securities	427	427	318	318
Mortgage loans on real estate	18,301	16,553	17,991	18,700
Derivative investments	3,736	3,736	5,437	5,437
Other investments	3,739	3,739	4,284	4,284
Cash and invested cash	3,343	3,343	2,612	2,612
Other assets:
GLB direct embedded derivatives	1,697	1,697	1,963	1,963
GLB ceded embedded derivatives	29	29	56	56
Reinsurance-related embedded derivatives	416	416	-	-
Indexed annuity ceded embedded derivatives	525	525	528	528
Separate account assets	143,536	143,536	182,583	182,583

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,783)	(4,783)	(6,131)	(6,131)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,686)	(1,686)	(1,788)	(1,788)
Account values of certain investment contracts	(43,573)	(34,268)	(41,194)	(47,862)
Short-term debt	(500)	(496)	(300)	(302)
Long-term debt	(5,955)	(5,005)	(6,325)	(6,707)
Other liabilities:
Reinsurance-related embedded derivatives	-	-	(206)	(206)
Derivative liabilities	(177)	(177)	(677)	(677)
GLB ceded embedded derivatives	(167)	(167)	(182)	(182)

Valuation Methodologies and Associated Inputs for Financial Instruments Not Carried at Fair Value

The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value on the Consolidated Balance Sheets. Considerable judgment is required to develop these assumptions used to measure fair value. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of December 31, 2022 and 2021, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Fair Value Option

Mortgage loans on real estate, net of allowance for credit losses, as reported on the Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with modified coinsurance agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on the Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services.  We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs, mortgage loans electing the fair value option are classified as Level 3 within the fair value hierarchy.

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of December 31,
	2022	2021
Fair value	$487	$739
Aggregate contractual principal	514	742

As of December 31, 2022 and 2021, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 or 2021.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of December 31, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,728	$2,295	$79,023
U.S. government bonds	359	20	-	379
State and municipal bonds	-	5,035	35	5,070
Foreign government bonds	-	318	-	318
RMBS	-	2,008	1	2,009
CMBS	-	1,674	-	1,674
ABS	-	9,787	1,117	10,904
Hybrid and redeemable preferred securities	41	269	49	359
Trading securities	-	2,917	581	3,498
Equity securities	-	274	153	427
Mortgage loans on real estate	-	-	487	487
Derivative investments (1)	-	5,684	605	6,289
Other investments – short-term investments	-	75	-	75
Cash and invested cash	-	3,343	-	3,343
Other assets:
GLB direct embedded derivatives	-	-	1,697	1,697
GLB ceded embedded derivatives	-	-	29	29
Reinsurance-related embedded derivatives	-	416	-	416
Indexed annuity ceded embedded derivatives	-	-	525	525
Separate account assets	412	143,124	-	143,536
Total assets	$812	$251,672	$7,574	$260,058

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(4,783)	$(4,783)
Other liabilities:
Derivative liabilities (1)	-	(2,127)	(603)	(2,730)
GLB ceded embedded derivatives	-	-	(167)	(167)
Total liabilities	$-	$(2,127)	$(5,553)	$(7,680)

	As of December 31, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$92,400	$5,720	$98,120
U.S. government bonds	428	5	-	433
State and municipal bonds	-	6,621	-	6,621
Foreign government bonds	-	391	41	432
RMBS	-	2,521	4	2,525
CMBS	-	1,599	-	1,599
ABS	-	7,642	870	8,512
Hybrid and redeemable preferred securities	54	357	93	504
Trading securities	32	3,622	828	4,482
Equity securities	7	216	95	318
Mortgage loans on real estate	-	-	739	739
Derivative investments (1)	-	7,597	149	7,746
Other investments – short-term investments	-	154	-	154
Cash and invested cash	-	2,612	-	2,612
Other assets:
GLB direct embedded derivatives	-	-	1,963	1,963
GLB ceded embedded derivatives	-	-	56	56
Indexed annuity ceded embedded derivatives	-	-	528	528
Separate account assets	646	181,929	-	182,575
Total assets	$1,167	$307,666	$11,086	$319,919

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(6,131)	$(6,131)
Other liabilities:
Reinsurance-related embedded derivatives	-	(206)	-	(206)
Derivative liabilities (1)	-	(2,858)	(128)	(2,986)
GLB ceded embedded derivatives	-	-	(182)	(182)
Total liabilities	$-	$(3,064)	$(6,441)	$(9,505)

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

	For the Year Ended December 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$1	$(1,550)	$796	$(2,672)	$2,295
State and municipal bonds	-	-	(1)	-	36	35
Foreign government bonds	41	-	(6)	(30)	(5)	-
RMBS	4	-	1	21	(25)	1
CMBS	-	-	-	17	(17)	-
ABS	870	-	(113)	676	(316)	1,117
Hybrid and redeemable preferred
securities	93	(6)	(22)	(12)	(4)	49
Trading securities	828	(80)	-	(152)	(15)	581
Equity securities	95	54	-	19	(15)	153
Mortgage loans on real estate	739	(20)	(5)	(227)	-	487
Derivative investments	21	2	(6)	-	(15)	2
Other assets: (3)
GLB direct embedded derivatives	1,963	(266)	-	-	-	1,697
GLB ceded embedded derivatives	56	(27)	-	-	-	29
Indexed annuity ceded embedded derivatives	528	(215)	-	212	-	525
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(6,131)	1,975	-	(627)	-	(4,783)
Other liabilities – GLB ceded embedded
derivatives (3)	(182)	15	-	-	-	(167)
Total, net	$4,645	$1,433	$(1,702)	$693	$(3,048)	$2,021

	For the Year Ended December 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$4	$(182)	$748	$29	$5,720
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(11)	80	(102)	41
RMBS	2	(1)	-	3	-	4
CMBS	-	-	-	8	(8)	-
ABS	570	1	(9)	602	(294)	870
Hybrid and redeemable preferred
securities	104	-	27	(38)	-	93
Trading securities	644	(3)	-	210	(23)	828
Equity securities	59	39	-	(3)	-	95
Mortgage loans on real estate	832	11	5	(109)	-	739
Derivative investments	1,542	1,255	(3)	(139)	(2,634)	21
Other assets: (3)
GLB direct embedded derivatives	450	1,513	-	-	-	1,963
GLB ceded embedded derivatives	82	(26)	-	-	-	56
Indexed annuity ceded embedded derivatives	550	87	-	(109)	-	528
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(2,709)	-	172	-	(6,131)
Other liabilities – GLB ceded embedded
derivatives (3)	-	(182)	-	-	-	(182)
Total, net	$6,441	$(11)	$(173)	$1,420	$(3,032)	$4,645

	For the Year Ended December 31, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$4,281	$(8)	$284	$464	$100	$5,121
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	1	3	(20)	-	74
RMBS	11	-	-	-	(9)	2
CMBS	1	(1)	-	-	-	-
ABS	268	-	7	496	(201)	570
Hybrid and redeemable preferred
securities	78	-	(2)	10	18	104
Trading securities	666	11	-	(32)	(1)	644
Equity securities	30	4	-	20	5	59
Mortgage loans on real estate	-	(1)	(10)	56	787	832
Derivative investments	868	986	267	(363)	(216)	1,542
Other assets: (3)
GLB direct embedded derivatives	450	-	-	-	-	450
GLB ceded embedded derivatives	60	22	-	-	-	82
Indexed annuity ceded embedded derivatives	927	538	-	(915)	-	550
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,585)	(1,009)	-	-	-	(3,594)
Other liabilities – GLB ceded embedded
derivatives (3)	(9)	9	-	-	-	-
Total, net	$5,141	$552	$549	$(284)	$483	$6,441

(1)The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).

(2)Amortization and accretion of premiums and discounts are included in net investment income on the Consolidated Statements of Comprehensive Income (Loss). Gains (losses) from sales, maturities, settlements and calls and credit loss expense are included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

(3)Gains (losses) from the changes in fair value are included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,263	$(100)	$(82)	$(235)	$(50)	$796
Foreign government bonds	-	-	(30)	-	-	(30)
RMBS	21	-	-	-	-	21
CMBS	17	-	-	-	-	17
ABS	918	-	-	(235)	(7)	676
Hybrid and redeemable preferred
securities	-	-	-	-	(12)	(12)
Trading securities	287	(229)	-	(210)	-	(152)
Equity securities	28	(9)	-	-	-	19
Mortgage loans on real estate	15	-	-	(242)	-	(227)
Other assets – indexed annuity ceded
embedded derivatives	124	-	-	88	-	212
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(710)	-	-	83	-	(627)
Total, net	$1,963	$(338)	$(112)	$(751)	$(69)	$693

	For the Year Ended December 31, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,408	$(33)	$(109)	$(488)	$(30)	$748
U.S. government bonds	-	-	(5)	-	-	(5)
Foreign government bonds	80	-	-	-	-	80
RMBS	3	-	-	-	-	3
CMBS	8	-	-	-	-	8
ABS	835	-	-	(233)	-	602
Hybrid and redeemable preferred
securities	12	(20)	-	-	(30)	(38)
Trading securities	383	(24)	-	(149)	-	210
Equity securities	7	(10)	-	-	-	(3)
Mortgage loans on real estate	96	(101)	(26)	(78)	-	(109)
Derivative investments	174	(124)	(189)	-	-	(139)
Other assets – indexed annuity ceded
embedded derivatives	55	-	-	(164)	-	(109)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(400)	-	-	572	-	172
Total, net	$2,661	$(312)	$(329)	$(540)	$(60)	$1,420

	For the Year Ended December 31, 2020
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,126	$(250)	$(43)	$(237)	$(132)	$464
Foreign government bonds	-	-	(20)	-	-	(20)
ABS	572	-	-	(76)	-	496
Hybrid and redeemable preferred
securities	14	(4)	-	-	-	10
Trading securities	300	(126)	(40)	(166)	-	(32)
Equity securities	22	(2)	-	-	-	20
Mortgage loans on real estate	71	(15)	-	-	-	56
Derivative investments	520	(412)	(471)	-	-	(363)
Other assets – indexed annuity ceded
embedded derivatives	25	-	-	(940)	-	(915)
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(284)	-	-	284	-	-
Total, net	$2,366	$(809)	$(574)	$(1,135)	$(132)	$(284)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Trading securities	$(81)	$4	$-
Equity securities	56	43	-
Mortgage loans on real estate	(20)	12	-
Derivative investments	2	1,051	536
GLB embedded derivatives	521	2,326	671
Embedded derivatives – indexed annuity
and IUL contracts	(95)	44	634
Total, net (1)	$383	$3,480	$1,841

(1)Included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Fixed maturity AFS securities:
Corporate bonds	$(1,562)	$(183)	$58
State and municipal bonds	(1)	-	-
Foreign government bonds	(7)	(10)	4
ABS	(116)	(9)	5
Hybrid and redeemable preferred
securities	(22)	27	(3)
Mortgage loans on real estate	(5)	4	-
Total, net	$(1,713)	$(171)	$64

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2022
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$296	$(2,968)	$(2,672)
State and municipal bonds	36	-	36
Foreign government bonds	-	(5)	(5)
RMBS	-	(25)	(25)
CMBS	-	(17)	(17)
ABS	16	(332)	(316)
Hybrid and redeemable preferred securities	-	(4)	(4)
Trading securities	4	(19)	(15)
Equity securities	-	(15)	(15)
Derivative investments	-	(15)	(15)
Total, net	$352	$(3,400)	$(3,048)

	For the Year Ended December 31, 2021
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$163	$(134)	$29
Foreign government bonds	-	(102)	(102)
CMBS	-	(8)	(8)
ABS	36	(330)	(294)
Trading securities	14	(37)	(23)
Derivative investments	24	(2,658)	(2,634)
Total, net	$237	$(3,269)	$(3,032)

	For the Year Ended December 31, 2020
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$343	$(243)	$100
U.S. government bonds	5	(5)	-
RMBS	1	(10)	(9)
ABS	20	(221)	(201)
Hybrid and redeemable preferred securities	18	-	18
Trading securities	33	(34)	(1)
Equity securities	5	-	5
Mortgage loans on real estate	787	-	787
Derivative investments	-	(216)	(216)
Total, net	$1,212	$(729)	$483

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the years ended December 31, 2022, 2021 and 2020, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2022, transfers out of Level 3 included corporate bonds and ABS for which we changed valuation techniques. This change in valuation technique was primarily from a change to a third-party-provided pricing model that did not use significant unobservable inputs. In 2021, transfers out of Level 3 included derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. These updated valuation techniques are considered industry standard and provide us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2022:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$204	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	-	4.2%	2.1%
State and municipal
bonds	35	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	-	2.4%	2.3%
ABS	15	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	-	1.4%	1.4%
Hybrid and redeemable
preferred securities	3	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	-	1.5%	1.5%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	4.5%	4.5%
Other assets:
GLB direct and ceded
embedded derivatives	1,726	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.35%	-	2.41%	1.73%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.47%

Indexed annuity ceded
embedded derivatives	525	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Liabilities
Future contract benefits –
indexed annuity contracts
embedded derivatives	$(4,845)	Discounted cash flow	Lapse rate (3)	0%	-	9%	(10)
			Mortality rate (7)			(9)	(10)
Other liabilities –
GLB ceded embedded
derivatives	(167)	Discounted cash flow	Long-term lapse rate (3)	1%	-	30%	(10)
			Utilization of guaranteed withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			NPR (6)	0.35%	-	2.41%	1.73%
			Mortality rate (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.47%

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

21. Segment Information

We provide products and services and report results through our Life Insurance, Annuities, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. The following is a brief description of these segments and Other Operations.

The Life Insurance segment focuses on the creation and protection of wealth through life insurance products, including term insurance, both single (including UL, corporate-owned UL and VUL and bank-owned UL and VUL products) and survivorship versions of IUL and VUL products, linked-benefit products (which are UL and VUL with riders providing for long-term care costs), and critical illness and long-term care riders, which can be attached to IUL or VUL policies.

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

Other Operations includes investments related to the excess capital in our insurance subsidiaries; benefit plan obligations; the results of certain disability income business; our run-off institutional pension business, the majority of which was sold on a group annuity basis; debt costs; Spark program expense; and other corporate investments.

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Operating revenues:
Life Insurance	$7,156	$8,137	$7,516
Annuities	4,774	5,002	4,455
Group Protection	5,303	4,996	4,793
Retirement Plan Services	1,273	1,324	1,213
Other Operations	159	180	185
Excluded realized gain (loss), pre-tax	135	(411)	(721)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	(16)	2	(2)
Total revenues	$18,784	$19,230	$17,439

	For the Years Ended December 31,
	2022	2021	2020
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(1,941)	$535	$(34)
Annuities	1,245	1,283	983
Group Protection	102	(127)	43
Retirement Plan Services	209	235	168
Other Operations	(495)	(375)	(295)
Excluded realized gain (loss), after-tax	107	(325)	(570)
Benefit ratio unlocking, after-tax	(820)	196	194
Impairment of intangibles	(634)	-	-
Net impact from the Tax Cuts and Jobs Act	-	-	37
Transaction and integration costs related to mergers, acquisitions and divestitures, after-tax	-	(11)	(15)
Gain (loss) on modification or early extinguishment of debt, after-tax	-	(6)	(12)
Net income (loss)	$(2,227)	$1,405	$499

Other segment information (in millions) was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Investment Income
Life Insurance	$2,585	$3,209	$2,823
Annuities	1,461	1,401	1,272
Group Protection	333	366	330
Retirement Plan Services	975	992	933
Other Operations	157	147	152
Total net investment income	$5,511	$6,115	$5,510

	For the Years Ended December 31,
	2022	2021	2020
Amortization of DAC and VOBA, Net of Interest
Life Insurance	$623	$1,030	$785
Annuities	396	442	387
Group Protection	106	107	114
Retirement Plan Services	18	32	29
Total amortization of DAC and VOBA, net of interest	$1,143	$1,611	$1,315

	For the Years Ended December 31,
	2022	2021	2020
Federal Income Tax Expense (Benefit)
Life Insurance	$(546)	$122	$(33)
Annuities	207	241	149
Group Protection	27	(33)	11
Retirement Plan Services	35	49	24
Other Operations	(117)	(106)	(82)
Excluded realized gain (loss)	28	(86)	(151)
Gain (loss) on early extinguishment of debt	-	(2)	(3)
Benefit ratio unlocking	(218)	52	51
Net impact from the Tax Cuts and Jobs Act	-	-	(37)
Transaction and integration costs related to mergers,
acquisitions and divestitures	-	(4)	(5)
Total federal income tax expense (benefit)	$(584)	$233	$(76)

	As of December 31,
	2022	2021
Assets
Life Insurance	$95,410	$105,208
Annuities	167,206	201,732
Group Protection	9,802	10,522
Retirement Plan Services	41,886	47,625
Other Operations	21,133	22,214
Total assets	$335,437	$387,301

22. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Interest paid	$269	$277	$283
Income taxes paid (received)	(54)	1	22
Significant non-cash investing transactions:
Equity securities received in exchange of fixed maturity AFS securities	-	-	19
Significant non-cash financing transactions:
Net reduction of fixed maturity AFS securities and
accrued investment income in connection with a reinsurance transaction	-	(3,499)	-

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

(c)Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item relating to our executive officers is incorporated by reference to “Part I – Information About our Executive Officers” of this Form 10-K. Information required by this item relating to our directors and corporate governance matters is incorporated by reference to the sections captioned “Governance of the Company – Our Corporate Governance Guidelines,” “Governance of the Company – Director Nomination Process,” “Governance of the Company – Board Committees – Current Committee Membership and Meetings Held During 2022,” “Governance of the Company – Board Committees – Audit Committee,” “Agenda Item 1 – Election of Directors” and “General Information – Shareholder Proposals for the 2024 Annual Meeting” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2023.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the sections captioned “Compensation of Outside Directors,” “Compensation Discussion & Analysis,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the sections captioned “Security Ownership” and “Equity Compensation Plan Information” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the sections captioned “Related-Party Transactions” and “Governance of the Company – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2023.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the sections captioned “Agenda Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 25, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 191, which is incorporated herein by reference.

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

3.2

Articles of Amendment of the Restated Articles of Incorporation of LNC designating the 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C, dated November 18, 2022, is incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 22, 2022.

3.3

Articles of Amendment of the Restated Articles of Incorporation of LNC designating the 9.000% Non-Cumulative Preferred Stock, Series D, dated November 18, 2022, is incorporated by reference to Exhibit 3.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 22, 2022.

3.4	Amended and Restated Bylaws of LNC (effective November 1, 2021) are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 23, 2021.

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

4.15	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.16	Form of 6.15% Senior Notes due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.17	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.18	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.19	Form of 7.00% Senior Notes due 2040 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.20	Form of 4.00% Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 16, 2013.

4.21	Form of 3.350% Senior Notes due 2025is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 10, 2015.

4.22	Form of 3.625% Senior Notes due 2026 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 12, 2016.

4.23	Form of 4.00% Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.24	Form of 3.800% Senior Notes due 2028 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.25	Form of 4.350% Senior Notes due 2048 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.26	Form of 3.050% Senior Notes due 2030 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 19, 2019.

4.27	Form of 3.400% Senior Notes due 2031, incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.

4.28	Form of 4.375% Senior Notes due 2050, incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.

4.29	Form of Floating Rate Subordinated Note due 2066 is incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.30	Form of Floating Rate Subordinated Note due 2067 is incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.
4.31	Form of 3.400% Senior Notes due 2032, is incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on March 1, 2022.

4.32

Deposit Agreement with respect to the 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C, dated November 22, 2022, by and among the Company, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein, is incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on November 22, 2022.

4.33

Deposit Agreement with respect to the 9.000% Non-Cumulative Preferred Stock, Series D, dated November 22, 2022, by and among the Company, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein, is incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No 1-6028) filed with the SEC on November 22, 2022.

4.34	Form of 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C Stock Certificate (included as Exhibit A to Exhibit 3.2 above).

4.35	Form of 9.000% Non-Cumulative Preferred Stock, Series D Stock Certificate (included as Exhibit A to Exhibit 3.3 above).

4.36	Form of Depositary Receipt with respect to the 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C (included as Exhibit A to Exhibit 4.32 above).

4.37	Form of Depositary Receipt with respect to the 9.000% Non-Cumulative Preferred Stock, Series D (included as Exhibit A to Exhibit 4.33 above).

4.38	Description of Securities Registered Pursuant to Section 12 of the Exchange Act is filed herewith.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

10.2

LNC 2009 Amended and Restated Incentive Compensation Plan (as amended and restated on May 14, 2009) is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 9, 2009.*

10.3	Non-Employee Director Fees are incorporated by reference to Exhibit 10.5 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.4	Non-Employee Director Fees (effective May 27, 2022) are incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.5	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.6	The Severance Plan for Officers of LNC (Amended and Restated effective as of December 31, 2022) is filed herewith.*

10.7	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.8

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

10.10	Amendment No. 2 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan, effective December 19, 2022, is filed herewith.*

10.11	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

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

10.15	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.16	Amendment No. 1 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.17 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.17	Amendment No. 2 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.18 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.18	Amendment No. 3 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.19 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.19	Amendment No. 4 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.20 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.20	Amendment No. 5 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.21 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.21

LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008, is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.22	Form of Indemnification between LNC and each director is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.23	Form of Non-Qualified Stock Option Award Agreement is incorporated by Reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.24

Amendment #1 to the Form of Non-Qualified Stock Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.28 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.25

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

10.28	Form of Nonqualified Stock Option Agreement for CEO is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.29	Form of Long-Term Incentive Award Program Performance Cycle Agreement for CEO is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.30	Form of Restricted Stock Unit Award Agreement for CEO is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.31

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

10.33	Form of Restricted Stock Unit Award Agreement for SMC (other than CEO) is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.34

Form of Nonqualified Stock Option Agreement for Successor CEO and CFO (effective February 2022) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.35

Form of Long-Term Incentive Award Program Performance Cycle Agreement for Successor CEO and CFO (effective February 2022) is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.36

Form of Restricted Stock Unit Award Agreement for Successor CEO and CFO (effective February 2022) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.37

Form of Nonqualified Stock Option Agreement for Dennis R. Glass (effective February 2022) is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.38

Form of Long-Term Incentive Award Program Performance Cycle Agreement for Dennis R. Glass (effective February 2022) is incorporated by reference to Exhibit 10.5 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.39

Form of Nonqualified Stock Option Agreement for SMC (other than CEO) (effective February 2022) is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.40

Form of Long-Term Incentive Award Program Performance Cycle Agreement for SMC (other than CEO)(effective February 2022) is incorporated by reference to Exhibit 10.7 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.41

Form of Long-Term Incentive Award Program Performance Cycle Agreement for Section 16 Officers (effective February 2022) is incorporated by reference to Exhibit 10.8 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.42

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (effective February 2022) is incorporated by reference to Exhibit 10.9 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.43

Form of Nonqualified Stock Option Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.44

Form of Long-Term Incentive Award Program Performance Cycle Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022) is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.45

Form of Restricted Stock Unit Award Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022) is incorporated by reference to Exhibit 10.5 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.46	Form of Nonqualified Stock Option Agreement for Kenneth S. Solon (December 2022) is filed herewith.*

10.47	Form of Restricted Stock Unit Award Agreement for Kenneth S. Solon (December 2022) is filed herewith.*

10.48

Lincoln National Corporation 2020 Incentive Compensation Plan is incorporated by reference to Exhibit 4.3 to LNC’s Registration Statement on Form S-8 (File No. 333-239117) filed with the SEC on June 12, 2020.*

10.49

Amendment No. 1 to the Lincoln National Corporation 2020 Incentive Compensation Plan (effective May 27, 2022) is incorporated by reference to Exhibit 4.4 to LNC’s Registration Statement on Form S-8 (File No. 333-265314) filed with the SEC on May 31, 2022.*

10.50

LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.51

Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the SEC upon request.

10.52

Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.53

Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.**

10.54

Amended and Restated Credit Agreement, dated as of June 21, 2021, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, Bank of America, N.A. as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2021.

10.55

Amendment to Amended and Restated Credit Agreement, entered into as of November 19, 2021, by and among LNC, as a borrower, the other Account Parties signatory thereto, Bank of America, N.A. as Administrative Agent, and BofA Securities, Inc., as Sustainability Coordinator, is incorporated by reference to Exhibit 10.43 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.**

10.56

Second Amendment to Amended and Restated Credit Agreement, entered into as of December 15, 2022, by and among LNC, as a borrower, the other Account Parties signatory thereto, the banks signatory thereto, and Bank of America, N.A., as Administrative Agent, is filed herewith.**

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

LINCOLN NATIONAL CORPORATION

Dated: February 16, 2023	By:	/s/ Randal J. Freitag
Randal J. Freitag
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2023.

Signature	Title

/s/ Ellen G. Cooper	President, Chief Executive Officer and Director
Ellen G. Cooper	(Principal Executive Officer)

/s/ Randal J. Freitag	Executive Vice President and Chief Financial Officer
Randal J. Freitag	(Principal Financial Officer)

/s/ Adam Cohen	Senior Vice President and Chief Accounting Officer
Adam Cohen	(Principal Accounting Officer)

/s/ Deirdre P. Connelly	Director
Deirdre P. Connelly

/s/ William H. Cunningham	Director
William H. Cunningham

/s/Reginald E. Davis	Director
Reginald E. Davis

/s/ Dennis R. Glass	Director
Dennis R. Glass

/s/ Eric G. Johnson	Director
Eric G. Johnson

/s/ Gary C. Kelly	Director
Gary C. Kelly

/s/ M. Leanne Lachman	Director
M. Leanne Lachman

/s/Dale LeFebvre	Director
Dale LeFebvre

/s/ Janet Liang	Director
Janet Liang

/s/ Michael F. Mee	Director
Michael F. Mee

/s/ Patrick S. Pittard	Director
Patrick S. Pittard

/s/ Lynn M. Utter	Director
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

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2022
		Fair	Carrying
Type of Investment	Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$405	$379	$379
Foreign government bonds	348	318	318
State and municipal bonds	5,410	5,070	5,070
Public utilities	14,204	12,493	12,493
All other corporate bonds	75,045	66,530	66,530
Mortgage-backed and asset-backed securities	15,930	14,587	14,587
Hybrid and redeemable preferred securities	365	359	359
Total fixed maturity available-for-sale securities	111,707	99,736	99,736

Equity Securities
Common stocks:
Banks, trusts and insurance companies	48	47	47
Industrial, miscellaneous and all other	50	146	146
Non-redeemable preferred securities	285	234	234
Total equity securities	383	427	427

Trading securities	3,833	3,498	3,498
Mortgage loans on real estate (2)	18,427	16,553	18,301
Policy loans	2,359	N/A	2,359
Derivative investments (3)	1,869	3,736	3,736
Other investments	3,739	3,739	3,739
Total investments	$142,317		$131,796

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

(3)Derivative investment assets were offset by $177 million in derivative liabilities reflected in other liabilities on the Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As of December 31,
	2022	2021
ASSETS
Investments in subsidiaries (1)	$8,781	$24,689
Derivative investments	119	-
Other investments	92	761
Cash and invested cash	715	203
Loans and accrued interest to subsidiaries (1)	2,491	3,194
Other assets	101	159
Total assets	$12,299	$29,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common stock dividends payable	$76	$80
Derivative investments liability	-	425
Short-term debt	500	300
Long-term debt	6,455	6,325
Loans from subsidiaries (1)	679	1,247
Other liabilities	488	357
Total liabilities	8,198	8,734

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2022	493	-
Series D preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2022	493	-
Common stock – 800,000,000 shares authorized; 169,220,511 and 177,193,515 shares
issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	4,544	4,735
Retained earnings	6,239	9,096
Accumulated other comprehensive income (loss)	(7,668)	6,441
Total stockholders’ equity	4,101	20,272
Total liabilities and stockholders’ equity	$12,299	$29,006

(1)Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Dividends from subsidiaries (1)	$797	$2,060	$840
Interest from subsidiaries (1)	159	114	127
Net investment income	3	1	4
Total revenues	959	2,175	971
Expenses
Operating and administrative expenses	52	69	50
Interest – subsidiaries (1)	38	10	20
Interest – other	266	263	275
Total expenses	356	342	345
Income (loss) before federal income taxes, equity in income (loss) of subsidiaries	603	1,833	626
Federal income tax expense (benefit)	(42)	(49)	(45)
Income (loss) before equity in income (loss) of subsidiaries	645	1,882	671
Equity in income (loss) of subsidiaries	(2,872)	(477)	(172)
Net income (loss)	(2,227)	1,405	499
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(14,030)	(2,535)	3,192
Foreign currency translation adjustment	(20)	(2)	5
Funded status of employee benefit plans	(59)	47	61
Total other comprehensive income (loss), net of tax	(14,109)	(2,490)	3,258
Comprehensive income (loss)	$(16,336)	$(1,085)	$3,757

(1)Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2022	2021	2020
Net Cash Provided by (Used in) Operating Activities	$608	$1,860	$726
Cash Flows from Investing Activities
Capital contribution to subsidiaries (1)	(925)	(65)	(518)
Net change in collateral on investments, derivatives and related settlements	583	168	(303)
Other	(5)	(40)	-
Net cash provided by (used in) investing activities	(347)	63	(821)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-	(1,096)
Issuance of long-term debt, net of issuance costs	296	-	1,289
Payment related to modification or early extinguishment of debt	-	(8)	(13)
Increase (decrease) in loans from subsidiaries, net (1)	(563)	(188)	565
Increase (decrease) in loans to subsidiaries, net (1)	708	(234)	(514)
Common stock issued for benefit plans	(16)	20	(7)
Issuance of preferred stock, net of issuance costs	986	-	-
Repurchase of common stock	(550)	(1,105)	(275)
Dividends paid to common stockholders	(310)	(319)	(311)
Other	-	-	(6)
Net cash provided by (used in) financing activities	251	(1,834)	(368)
Net increase (decrease) in cash, invested cash and restricted cash	512	89	(463)
Cash, invested cash and restricted cash as of beginning-of-year	203	114	577
Cash, invested cash and restricted cash as of end-of-year	$715	$203	$114

(1) Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2022
Life Insurance	$8,419	$20,208	$-	$44,129	$1,146
Annuities	4,704	5,556	-	45,487	165
Group Protection	164	6,580	-	213	4,768
Retirement Plan Services	301	18	-	25,133	-
Other Operations	-	9,789	-	5,838	8
Total	$13,588	$42,151	$-	$120,800	$6,087

	As of or For the Year Ended December 31, 2021
Life Insurance	$1,672	$20,389	$-	$39,717	$1,033
Annuities	4,086	4,181	-	41,619	116
Group Protection	171	6,326	-	214	4,450
Retirement Plan Services	152	15	-	23,635	-
Other Operations	-	10,119	-	6,517	18
Total	$6,081	$41,030	$-	$111,702	$5,617

	As of or For the Year Ended December 31, 2020
Life Insurance	$1,723	$20,127	$-	$39,797	$950
Annuities	3,782	4,183	-	35,218	121
Group Protection	187	5,986	-	213	4,280
Retirement Plan Services	120	11	-	22,912	-
Other Operations	-	10,507	-	7,265	21
Total	$5,812	$40,814	$-	$105,405	$5,372

(1)Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2022
Life Insurance	$2,585	$8,338	$623	$716	$-
Annuities	1,461	2,480	267	1,564	-
Group Protection	333	3,849	106	1,220	-
Retirement Plan Services	975	633	18	378	-
Other Operations	157	116	-	653	-
Total	$5,511	$15,416	$1,014	$4,531	$-

	As of or For the Year Ended December 31, 2021
Life Insurance	$3,209	$5,714	$1,030	$735	$-
Annuities	1,401	1,091	465	1,677	-
Group Protection	366	3,896	107	1,154	-
Retirement Plan Services	992	620	32	388	-
Other Operations	147	123	-	568	-
Total	$6,115	$11,444	$1,634	$4,522	$-

	As of or For the Year Ended December 31, 2020
Life Insurance	$2,823	$6,077	$786	$720	$-
Annuities	1,272	1,245	365	1,467	-
Group Protection	330	3,505	114	1,120	-
Retirement Plan Services	933	617	29	375	-
Other Operations	152	156	-	456	-
Total	$5,510	$11,600	$1,294	$4,138	$-

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2022
Individual life insurance in-force (1)	$2,028,279	$831,478	$6,512	$1,203,313	0.5%
Premiums:
Life insurance and annuities (2)	10,698	1,864	94	8,928	1.1%
Accident and health insurance	3,243	34	4	3,213	0.1%
Total premiums	$13,941	$1,898	$98	$12,141

	As of or For the Year Ended December 31, 2021
Individual life insurance in-force (1)	$1,845,479	$776,226	$7,659	$1,076,912	0.7%
Premiums:
Life insurance and annuities (2)	11,104	1,707	88	9,485	0.9%
Accident and health insurance	3,050	37	6	3,019	0.2%
Total premiums	$14,154	$1,744	$94	$12,504

	As of or For the Year Ended December 31, 2020
Individual life insurance in-force (1)	$1,653,625	$674,256	$7,875	$987,244	0.8%
Premiums:
Life insurance and annuities (2)	10,474	1,621	88	8,941	1.0%
Accident and health insurance	2,830	35	7	2,802	0.2%
Total premiums	$13,304	$1,656	$95	$11,743

(1)Includes Group Protection segment and Other Operations in-force amounts.

(2)Includes insurance fees on universal life and other interest-sensitive products.