Form 10-K/A
period 2022-12-31
LINCOLN NATIONAL CORP
filed 2023-03-30
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_______________________________________________________________________________________________________

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Lincoln National Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2023, (the “Original Form 10-K”). Except as described below, no other information included in the Original Form 10-K is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Form 10-K.

Restatement Background

As previously disclosed, The Lincoln National Life Insurance Company (“LNL”), a wholly owned subsidiary of the Company, entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) that was effective as of October 1, 2021, to reinsure liabilities under a block of in-force executive benefit and universal life insurance policies. The transaction was structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. For the coinsurance portion of the transaction, the Company transferred both the insurance reserves and a portfolio of assets to Resolution Life, which triggered a realized gain on the invested assets for the Company.

As a result of the transaction, the Company recorded a deferred gain on the invested assets transferred pursuant to the transaction, recognizable over the projected life of the reinsured policies. The Company has determined that the realized gain should have been recognized at the time of the transfer of the assets and that the correct accounting treatment for the Resolution Life transaction is to reflect a one-time gain related to the transfer of assets rather than a deferred gain. For additional information on the error, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1 – Restatement of Previously Issued Consolidated Financial Statements” in this Form 10-K/A.

As a result, on March 21, 2023, the Board of Directors of the Company, after discussion with the Audit Committee and the Company’s management, determined that the Company’s previously issued audited consolidated financial statements as of and for the annual periods ended December 31, 2021, and December 31, 2022, and for the quarterly periods ended March 31, June 30 and September 30, 2022, should no longer be relied upon solely as a result of the above-described error in the accounting treatment with respect to timing for the recognition of investment gains related to the fourth quarter 2021 reinsurance transaction with Resolution Life. Accordingly, on March 27, 2023, the Company announced that it would restate its audited consolidated financial statements as of and for the years ended December 31, 2022, and December 31, 2021, and its interim financial statements for the quarters of 2022 and the fourth quarter of 2021.

Restatement of Previously Issued Consolidated Financial Statements

This Form 10-K/A includes audited restated consolidated financial statements for the years ended December 31, 2022, and December 31, 2021, as well as unaudited restated interim financial information for the quarterly periods in 2022 and 2021. In addition to correcting the accounting treatment for the reinsurance transaction described above, the restated consolidated financial statements for the years ended December 31, 2022, and December 31, 2021, included herein also correct previously identified errors that the Company determined to be immaterial, both individually and in the aggregate.

For additional information on the audited consolidated financial statements for the years ended December 31, 2022, and December 31, 2021, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1 – Restatement of Previously Issued Consolidated Financial Statements” in this Form 10-K/A. For restated information on the quarterly consolidated financial statements for the years 2022 and 2021, see Note 23 in “Part II – Item 8. Financial Statements and Supplementary Data” in this Form 10-K/A.

This Form 10-K/A also amends and restates the following items included in the Original Form 10-K as appropriate to reflect the restatement and revision of the relevant periods: Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Quantitative and Qualitative Disclosures About Market Risk; Item 8. Financial Statements and Supplementary Data; Item 9A. Controls and Procedures; and Item 15. Exhibits and Financial Statement Schedules.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed above and as further described in Note 1 to the consolidated financial statements, the Company has not modified or updated the disclosures presented in this 10-K/A. Accordingly, this 10-K/A does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.

Control Considerations

In connection with the restatement, management has assessed the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, the Company identified a material weakness in its internal control over financial reporting for the review of significant reinsurance transactions resulting in the conclusion by the Company’s Chief Executive Officer and Chief Financial Officer that the internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. Management has taken steps towards remediating the material weakness in the Company’s internal control over financial reporting. For additional information related to the material weakness in internal control over financial reporting and the related remedial measures, see “Part II – Item 9A. Controls and Procedures.”

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2022, compared with December 31, 2021, and the results of operations in 2022 and 2021 compared to the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

We have restated our previously issued consolidated financial statements contained in this Form 10-K/A. For background on the restatement, the fiscal periods impacted, control considerations and other information, see “Explanatory Note” preceding “Part I – Item 1. Business” above.

In addition, we have restated certain previously reported financial information as of and for the years ended December 31, 2022, and December 31, 2021, in this MD&A including, but not limited to, information within the consolidated and segment results of operations discussions.

For additional information related to the restatement, see “Part II – Item 8. Financial Statements and Supplementary Data” below.

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

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Investment spread (1)	-87.7%	26.9%	16.6%
Mortality/morbidity (2)	-204.9%	8.3%	1.4%
Fees on AUM (3)	160.3%	62.3%	88.8%
VA riders (4)	32.3%	2.5%	-6.8%
Total (5)	100.0%	100.0%	100.0%

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

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2022:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$400	$85,981	$162	$86,543
Priced by independent broker quotations	-	-	4,297	4,297
Priced by matrices	-	16,506	-	16,506
Priced by other methods (1)	-	-	261	261
Total	$400	$102,487	$4,720	$107,607

Percent of total	0%	95%	5%	100%

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

As of December 31, 2022, we had an approximate $2.3 billion deferred tax asset related to net unrealized losses on fixed maturity AFS securities. In the assessment of the future realizability of this deferred tax asset, management considered tax planning strategy and concluded that unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. Additionally, as of December 31, 2022, we had a $278 million deferred tax asset related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating loss carryforwards do not expire and can be carried forward indefinitely. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our net operating loss deferred tax asset, will be realized. For additional information on income taxes, see Note 6.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(1,965)	$525	$(34)
Annuities	1,246	1,282	983
Group Protection	102	(127)	43
Retirement Plan Services	210	235	168
Other Operations	(496)	(374)	(295)
Excluded realized gain (loss), after-tax	116	167	(570)
Benefit ratio unlocking, after-tax	(820)	196	194
Impairment of intangibles	(634)	-	-
Net impact from the Tax Cuts and Jobs Act	-	-	37
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	-	(11)	(15)
Gain (loss) on modification or early extinguishment
of debt, after-tax	-	(6)	(12)
Net income (loss)	$(2,241)	$1,887	$499

	For the Years Ended December 31,
	2022	2021	2020
Deposits
Life Insurance	$5,735	$5,693	$5,890
Annuities	11,879	11,740	11,260
Retirement Plan Services	11,886	10,840	10,017
Total deposits	$29,500	$28,273	$27,167

Net Flows
Life Insurance	$3,998	$3,982	$4,137
Annuities	(415)	(2,569)	(341)
Retirement Plan Services	2,905	464	166
Total net flows	$6,488	$1,877	$3,962

		As Restated
	As of	As of	As of
	December 31,	December 31,	December 31,
	2022	2021	2020
Account Values
Life Insurance	$48,634	$51,846	$57,605
Annuities	144,966	172,734	157,518
Retirement Plan Services	88,735	99,114	88,307
Total account values	$282,335	$323,694	$303,430

Comparison of 2022 to 2021

Net income decreased due primarily to the following:

•The effect of our annual assumption review.

•Realized gain in 2021 related to the fourth quarter reinsurance transaction and unfavorable variable annuity net derivative results.

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

•Realized gains in 2021 as compared to realized losses in 2020.

•Higher investment income on alternative investments, and higher prepayment and bond make-whole premiums.

•The effect of unlocking.

•Growth in average account values, business in force and group earned premiums.

The increase in net income was partially offset by the following:

•Unfavorable experience in our Group Protection segment driven by the COVID-19 pandemic.

•Higher trail commissions, legal expenses, incentive compensation and Spark program expense, partially offset by continued focus on expense management.

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums (1)	$1,146	$1,033	$950
Fee income	3,374	3,881	3,727
Net investment income	2,586	3,207	2,823
Operating realized gain (loss) (2)	(6)	(9)	(6)
Amortization of deferred gain on
business sold through reinsurance	18	12	12
Other revenues	8	21	10
Total operating revenues	7,126	8,145	7,516
Operating Expenses
Interest credited	1,307	1,457	1,491
Benefits	7,020	4,275	4,586
Commissions and other expenses	1,316	1,769	1,506
Total operating expenses	9,643	7,501	7,583
Income (loss) from operations before taxes	(2,517)	644	(67)
Federal income tax expense (benefit)	(552)	119	(33)
Income (loss) from operations	$(1,965)	$525	$(34)

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

(2)See “Realized Gain (Loss)” below.

Comparison of 2022 to 2021

Income from operations for this segment decreased due primarily to the following:

•Higher benefits due to the effect of unlocking and growth in business in force, partially offset by lower mortality claims.

•Lower net investment income, net of interest credited, driven by negative performance on alternative investments in 2022 compared to investment income in 2021, and the impact of the fourth quarter 2021 reinsurance transaction.

•Lower fee income due to the effect of unlocking and the impact of the fourth quarter 2021 reinsurance transaction, partially offset by growth in business in force.

The decrease in income from operations was partially offset by the following:

•Lower commissions and other expenses due to the effect of unlocking and lower incentive compensation as a result of production performance.

•Higher insurance premiums due to growth in business in force.

Comparison of 2021 to 2020

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by investment income on alternative investments and prepayment and bond make-whole premiums, partially offset by the impact of the fourth quarter 2021 reinsurance transaction (see “Additional Information” below) and spread compression due to average new money rates trailing our current portfolio yields.

•Lower benefits due to the effect of unlocking, partially offset by growth in business in force; both periods were impacted by elevated mortality claims due to the COVID-19 pandemic.

•Higher fee income due to the effect of unlocking, growth in business in force and higher DFEL amortization as a result of higher actual gross profits, partially offset by the impact of the fourth quarter 2021 reinsurance transaction.

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

For information on our fourth quarter 2021 reinsurance transaction, see Note 8.

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

Fee Income

Details underlying fee income, sales, net flows, account values and in-force face amount (in millions) were as follows:

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Fee Income
Cost of insurance assessments	$2,258	$2,362	$2,377
Expense assessments	1,540	1,525	1,502
Surrender charges	30	31	33
DFEL:
Deferrals	(1,061)	(989)	(972)
Amortization, net of interest:
Amortization, net of interest, excluding unlocking	558	560	514
Unlocking	49	392	273
Total fee income	$3,374	$3,881	$3,727

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Sales by Product
IUL/UL	$135	$104	$111
MoneyGuard®	94	101	127
VUL	163	181	188
Term	177	152	132
Executive Benefits	136	122	72
Total sales	$705	$660	$630

Net Flows
Deposits	$5,735	$5,693	$5,890
Withdrawals and deaths	(1,737)	(1,711)	(1,753)
Net flows	$3,998	$3,982	$4,137

Contract Holder Assessments	$5,361	$5,219	$5,154

	As of December 31,
	2022	2021	2020
Account Values (1)
General account	$32,158	$32,532	$37,496
Separate account	16,476	19,314	20,109
Total account values	$48,634	$51,846	$57,605

In-Force Face Amount
UL and other	$363,884	$362,106	$358,554
Term insurance	707,747	611,854	535,387
Total in-force face amount	$1,071,631	$973,960	$893,941

	For the Years Ended December 31,
	2022	2021	2020
Average General Account Values (1)	$32,701	$36,560	$37,791

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$2,366	$2,512	$2,531
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	37	46	24
Alternative investments (2)	47	522	140
Surplus investments (3)	136	127	128
Total net investment income	$2,586	$3,207	$2,823

Interest Credited	$1,307	$1,457	$1,491

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Commissions and Other Expenses
Commissions	$698	$639	$687
General and administrative expenses	554	576	557
Expenses associated with reserve financing	105	100	99
Taxes, licenses and fees	159	165	163
Total expenses incurred	1,516	1,480	1,506
DAC and VOBA deferrals	(805)	(745)	(788)
Total expenses recognized before amortization	711	735	718
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	458	450	339
Unlocking	143	580	445
Other intangible amortization	4	4	4
Total commissions and other expenses	$1,316	$1,769	$1,506

DAC and VOBA Deferrals
As a percentage of sales	114.2%	112.9%	125.1%

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

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums (1)	$165	$116	$121
Fee income	2,434	2,724	2,394
Net investment income	1,463	1,400	1,272
Operating realized gain (loss) (2)	207	208	214
Amortization of deferred gain on
business sold through reinsurance	25	26	29
Other revenues (3)	482	527	425
Total operating revenues	4,776	5,001	4,455
Operating Expenses
Interest credited	895	811	773
Benefits (1)	468	548	696
Commissions and other expenses	1,960	2,119	1,854
Total operating expenses	3,323	3,478	3,323
Income (loss) from operations before taxes	1,453	1,523	1,132
Federal income tax expense (benefit)	207	241	149
Income (loss) from operations	$1,246	$1,282	$983

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$1,305	$1,155	$1,122
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	31	70	23
Surplus investments (2)	127	175	127
Total net investment income	$1,463	$1,400	$1,272

Interest Credited
Amount provided to contract holders	$880	$794	$755
DSI deferrals	(2)	(3)	(4)
Interest credited before DSI amortization	878	791	751
DSI amortization:
Amortization, excluding unlocking	18	21	21
Unlocking	(1)	(1)	1
Total interest credited	$895	$811	$773

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

	As Restated		As of or For the
	As of or For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Fixed Account Value Information
Fixed annuity deposits (1)	$8,509	$6,520	$7,282
Increases (decreases) in fixed annuity account values:
Net flows (1)	5,456	3,714	4,921
Contract holder assessments (1)	(52)	(86)	(66)
Transfers from the fixed portion of variable annuity
products to the variable portion of variable
annuity products	(492)	(588)	(831)
Reinvested interest credited (1)(3)	(1,056)	3,294	1,686
Fixed annuity account values (1)(2)	39,353	36,012	29,343
Average fixed account values (1)(2)	36,914	32,803	25,804

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Commissions and Other Expenses
Commissions:
Deferrable	$389	$450	$480
Non-deferrable	629	689	581
General and administrative expenses	408	439	427
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	4	2	3
Taxes, licenses and fees	45	45	31
Total expenses incurred, excluding broker-dealer	1,475	1,625	1,522
DAC deferrals	(449)	(515)	(548)
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	1,026	1,110	974
DAC and VOBA amortization, net of interest:
Amortization, net of interest, excluding unlocking	405	446	401
Unlocking	(7)	(7)	(14)
Broker-dealer expenses incurred	536	570	493
Total commissions and other expenses	$1,960	$2,119	$1,854

DAC Deferrals
As a percentage of sales/deposits	3.8%	4.4%	4.9%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums	$4,768	$4,450	$4,280
Net investment income	334	365	330
Other revenues (1)	202	180	183
Total operating revenues	5,304	4,995	4,793
Operating Expenses
Interest credited	5	6	5
Benefits	3,844	3,890	3,500
Commissions and other expenses	1,325	1,260	1,234
Total operating expenses	5,174	5,156	4,739
Income (loss) from operations before taxes	130	(161)	54
Federal income tax expense (benefit)	28	(34)	11
Income (loss) from operations	$102	$(127)	$43

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

Comparison of 2021 to 2020

Income from operations for this segment decreased due primarily to the following:

•Higher benefits driven by higher mortality in our life business and higher morbidity in our disability business as a result of the impacts of the COVID-19 pandemic, and lower utilization in our dental business in 2020, partially offset by favorable reserve adjustments in our disability business.

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$254	$236	$240
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	16	9
Surplus investments (2)	74	113	81
Total net investment income	$334	$365	$330

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Fee income	$261	$296	$253
Net investment income	976	991	933
Other revenues (1)	37	36	27
Total operating revenues	1,274	1,323	1,213
Operating Expenses
Interest credited	630	617	615
Benefits	3	3	2
Commissions and other expenses	396	420	404
Total operating expenses	1,029	1,040	1,021
Income (loss) from operations before taxes	245	283	192
Federal income tax expense (benefit)	35	48	24
Income (loss) from operations	$210	$235	$168

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited and fixed account values (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$883	$828	$834
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	23	58	23
Surplus investments (2)	70	105	76
Total net investment income	$976	$991	$933

Interest Credited	$630	$617	$615

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Operating Revenues
Insurance premiums (1)	$8	$19	$21
Net investment income	156	148	152
Other revenues	(6)	14	12
Total operating revenues	158	181	185
Operating Expenses
Interest credited	39	42	39
Benefits	79	81	117
Other expenses	203	189	69
Interest and debt expense	283	262	269
Spark program expense	167	87	68
Total operating expenses	771	661	562
Income (loss) from operations before taxes	(613)	(480)	(377)
Federal income tax expense (benefit)	(117)	(106)	(82)
Income (loss) from operations	$(496)	$(374)	$(295)

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

•Higher Spark program expense.

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$201	$200	$208
Total excluded realized gain (loss)	144	214	(721)
Total realized gain (loss), pre-tax	$345	$414	$(513)

Components of Excluded Realized Gain (Loss),
After-Tax
Credit loss benefit (expense) on mortgage loans on
real estate	$(7)	$79	$(85)
Credit loss benefit (expense) on reinsurance-related assets	(99)	1	-
Credit loss benefit (expense) on other financial assets	(12)	(9)	(20)
Realized gain (loss) related to certain financial assets	(66)	488	(35)
Realized gain (loss) on equity securities	13	32	4
Realized gain (loss) on the mark-to-market on
certain instruments (2)	52	57	33
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	(119)	648	(103)
Variable annuity net derivative results:
Hedge program performance, including unlocking
for GLB reserves hedged and benefit ratio unlocking	(590)	(110)	(564)
GLB NPR component	17	(195)	293
Total variable annuity net derivative results	(573)	(305)	(271)
Indexed annuity forward-starting option	10	20	(2)
Excluded realized gain (loss), including benefit
ratio unlocking	(682)	363	(376)
Less: benefit ratio unlocking on GDB
and GLB riders	(798)	196	194
Total excluded realized gain (loss), after-tax	$116	$167	$(570)

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

Comparison of 2022 to 2021

We had realized losses compared to realized gains due primarily to the following:

•Gains related to certain financial assets related primarily to the fourth quarter 2021 reinsurance transaction.

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

Comparison of 2021 to 2020

We had realized gains compared to realized losses due primarily to the following:

•Gains related to certain financial assets related primarily to the fourth quarter 2021 reinsurance transaction.

•Gains related to a decrease in the credit loss allowance for mortgage loans on real estate in 2021 compared to an increase in 2020 due to changes in economic projections.

•Gains related to our indexed annuity forward-starting option driven by an increase in discount rates, partially offset by the effect of unlocking.

•Gains related to the mark-to-market on certain instruments due to favorable changes in the fair value of embedded derivatives related to certain modified coinsurance arrangements.

The realized gains were partially offset by unfavorable variable annuity net derivative results driven by an update to our NPR input to the fair value calculation of our GLB embedded derivatives in 2020 and the effects of unlocking, partially offset by less unfavorable hedge program performance due to less volatile capital markets.

The above components of excluded realized gain (loss) are described including benefit ratio unlocking, after-tax.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information about unlocking.

For information on our fourth quarter 2021 reinsurance transaction, see Note 8.

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

Details underlying our variable annuity hedging program (dollars in millions) were as follows:

			As Restated
	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2022	2021
Variable annuity hedge program assets (liabilities)	$1,928	$1,952	$1,623	$625	$721

Variable annuity reserves – asset (liability):
Embedded derivative reserves, pre-NPR (1)	$1,513	$1,180	$1,150	$1,708	$1,822
NPR	40	145	164	46	17
Embedded derivative reserves	1,553	1,325	1,314	1,754	1,839
Insurance benefit reserves	(2,468)	(2,668)	(2,349)	(1,547)	(1,231)
Total variable annuity reserves – asset (liability)	$(915)	$(1,343)	$(1,035)	$207	$608

10-year CDS spread	2.31%	2.10%	2.05%	1.44%	1.15%
NPR factor related to 10-year CDS spread	1.58%	1.47%	1.33%	0.99%	0.70%

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			As Restated
			Percentage of
	As Restated		Total Investments
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Investments
Fixed maturity AFS securities	$99,736	$118,711	75.8%	77.1%
Trading securities	3,498	4,460	2.7%	2.9%
Equity securities	427	375	0.3%	0.2%
Mortgage loans on real estate	18,301	17,991	13.9%	11.7%
Policy loans	2,359	2,364	1.8%	1.5%
Derivative investments	3,594	5,697	2.7%	3.8%
Alternative investments	3,021	2,666	2.3%	1.7%
Other investments	718	1,622	0.5%	1.1%
Total investments	$131,654	$153,886	100.0%	100.0%

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

	As of December 31, 2022
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,762	$133	$1,998	$15,897	15.9%
Basic industry	4,352	45	478	3,919	3.9%
Capital goods	7,374	63	884	6,553	6.6%
Communications	4,239	72	519	3,792	3.8%
Consumer cyclical	6,056	40	698	5,398	5.4%
Consumer non-cyclical	17,080	184	2,395	14,869	14.9%
Energy	4,776	53	485	4,344	4.4%
Technology	5,581	27	675	4,933	4.9%
Transportation	3,666	19	421	3,264	3.3%
Industrial other	2,330	3	416	1,917	1.9%
Utilities	14,204	111	1,822	12,493	12.5%
Government-related entities	1,820	37	213	1,644	1.6%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,451	3	166	1,288	1.3%
Non-agency backed	364	18	14	368	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	394	1	42	353	0.4%
Commercial mortgage-backed securities (“CMBS”):
Agency backed	15	-	-	15	0.0%
Non-agency backed	1,902	3	246	1,659	1.7%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	8,497	1	671	7,827	7.8%
Credit card	85	6	1	90	0.1%
Home equity	196	27	4	219	0.2%
Other	3,014	4	250	2,768	2.8%
Municipals:
Taxable	5,319	171	506	4,984	5.0%
Tax-exempt	91	1	6	86	0.1%
Government:
United States	405	5	31	379	0.4%
Foreign	348	17	47	318	0.3%
Hybrid and redeemable preferred securities	364	25	30	359	0.4%
Total fixed maturity AFS securities	111,685	1,069	13,018	99,736	100.0%
Trading Securities (2)	3,833	44	379	3,498
Equity Securities	383	104	60	427
Total fixed maturity AFS, trading and equity securities	$115,901	$1,217	$13,457	$103,661

	As Restated
	As of December 31, 2021
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,438	$1,981	$81	$18,338	15.4%
Basic industry	4,436	741	11	5,166	4.4%
Capital goods	7,316	1,040	31	8,325	7.0%
Communications	4,124	734	7	4,851	4.1%
Consumer cyclical	5,811	616	22	6,405	5.4%
Consumer non-cyclical	16,905	2,565	83	19,387	16.3%
Energy	4,932	728	13	5,647	4.8%
Technology	5,173	546	34	5,685	4.8%
Transportation	3,414	423	11	3,826	3.2%
Industrial other	2,159	174	11	2,322	2.0%
Utilities	13,785	2,250	38	15,997	13.5%
Government-related entities	1,863	315	7	2,171	1.8%
CMOs:
Agency backed	1,544	123	1	1,666	1.4%
Non-agency backed	360	52	1	411	0.3%
MPTS:
Agency backed	429	21	2	448	0.4%
CMBS:
Agency backed	20	-	-	20	0.0%
Non-agency backed	1,532	61	14	1,579	1.3%
ABS:
CLOs	6,356	11	49	6,318	5.3%
Credit card	82	24	1	105	0.1%
Home equity	236	54	-	290	0.2%
Other	1,765	38	4	1,799	1.5%
Municipals:
Taxable	5,250	1,290	12	6,528	5.5%
Tax-exempt	72	21	-	93	0.1%
Government:
United States	375	60	2	433	0.4%
Foreign	373	64	5	432	0.4%
Hybrid and redeemable preferred securities	373	107	11	469	0.4%
Total fixed maturity AFS securities	105,123	14,039	451	118,711	100.0%
Trading Securities (2)	4,148	343	31	4,460
Equity Securities	341	56	22	375
Total fixed maturity AFS, trading and equity securities	$109,612	$14,438	$504	$123,546

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

					As Restated
		As of December 31, 2022			As of December 31, 2021
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$63,741	$56,892	57.0%	$58,542	$66,571	56.1%
2	BBB	44,103	39,230	39.4%	42,762	48,095	40.5%
Total investment grade securities		107,844	96,122	96.4%	101,304	114,666	96.6%

Below Investment Grade Securities
3	BB	2,101	1,938	1.9%	2,278	2,492	2.1%
4	B	1,679	1,620	1.6%	1,424	1,441	1.2%
5	CCC and lower	59	53	0.1%	51	53	0.0%
6	In or near default	2	3	0.0%	66	59	0.1%
Total below investment grade securities		3,841	3,614	3.6%	3,819	4,045	3.4%
Total fixed maturity AFS securities		$111,685	$99,736	100.0%	$105,123	$118,711	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.4%	3.6%		3.6%	3.4%

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

As reported on the Consolidated Balance Sheets, we had $143.1 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $135.0 billion (as restated) as of December 31, 2022. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $16.6 billion as of December 31, 2022, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional discussion, see “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and “Liquidity and Capital Resources” below.

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

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Investment Income
Fixed maturity AFS securities	$4,469	$4,351	$4,334
Trading securities	182	167	202
Equity securities	11	3	3
Mortgage loans on real estate	689	680	677
Policy loans	101	115	125
Cash and invested cash	13	-	12
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	105	199	82
Alternative investments (2)	66	679	197
Consent fees	8	10	7
Other investments	79	64	46
Investment income	5,723	6,268	5,685
Investment expense	(208)	(157)	(175)
Net investment income	$5,515	$6,111	$5,510

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Years Ended December 31,
	2022	2021	2020
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	3.87%	3.92%	4.12%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.08%	0.15%	0.06%
Alternative investments	0.05%	0.51%	0.16%
Net investment income yield on invested assets	4.00%	4.58%	4.34%

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $4.0 billion, $168 million (as restated) and $534 million in 2022, 2021 and 2020, respectively.

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

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2021:

	As Restated

	Principal/
	Notional	Estimated
	Amount	Fair Value
Fixed maturity AFS securities	$105,142	$118,711
Trading securities	4,148	4,460
Mortgage loans on real estate	18,074	18,700
Investment-type insurance contracts (1)	50,605	53,416
Debt	6,331	7,009
Interest rate and foreign currency swaps	61,991	276
Interest rate cap corridors	26,800	-
Reverse Treasury locks	1,950	80
Total return swaps	5,407	(3)
Interest rate futures	728	-
Foreign currency futures	163	-

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

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

					As Restated

	As of December 31, 2022				As of December 31, 2021
	Carrying/		10% Fair	10% Fair	Carrying/
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase (1)	Decrease (1)	Value	Fair Value
Equity Assets
Domestic equities	$282	$282	$28	$(28)	$307	$307
Foreign equities	145	145	15	(15)	68	68
Total equity securities	427	427	43	(43)	375	375
Hedge funds	265	265	27	(27)	265	265
Private equities	2,793	2,793	279	(279)	2,631	2,631
Other equity interests	3	3	-	-	12	14
Total equity assets	$3,488	$3,488	$349	$(349)	$3,283	$3,285
Derivatives Hedging Equity
Market Risk
Call options (2)	$40,821	$4,330	$1,407	$(1,201)	$34,140	$5,441
Equity futures	983	-	(98)	98	1,453	-
Put options	47,206	(911)	(34)	455	17,971	(931)
Total return swaps	25,247	(144)	(701)	701	25,031	(157)
Total derivatives hedging
equity market risk	$114,257	$3,275	$574	$53	$78,595	$4,353

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

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting

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

Based on the assessment, management has concluded that our internal control over financial reporting was ineffective as of the end of the fiscal year due to the identification of the material weakness discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management has concluded that the material weakness noted below existed in the Company’s internal control over financial reporting.

Existence of Material Weakness as of December 31, 2022

Based on our management assessment described above, the Company’s control over the review of significant reinsurance transactions did not operate effectively. Specifically, management’s review control did not detect an error in the accounting related to the recognition of realized gains on investments transferred in conjunction with a 2021 reinsurance transaction. The realized gains were included in the deferred gain on reinsurance rather than recognized as realized gains in the Consolidated Statements of Comprehensive Income (Loss). As a result, realized gains on investments was understated and the deferred gain on reinsurance was overstated by $498 million, net of tax. The Company restated its consolidated financial statements as of and for the years ended December 31, 2022 and 2021 to reflect the correction of this error in this Form 10-K/A.

Remediation Plan

Since identifying the material weakness related to management’s review controls over significant reinsurance transactions, management has taken the following steps towards remediating the material weakness:

•The formation of a technical review committee comprising cross-functional accounting, business, legal, and risk personnel that is in place and operating with a dedicated charter in overseeing the technical accounting and reporting implications of complex significant transactions;

•The establishment of protocols that are in place and operating, enabling the involvement of external subject matter experts providing support and insights to management from third party firms;

•Formalization of the documentation and review of key considerations and critical decision matters resulting from significant reinsurance transactions by the aforementioned technical review committee; and

•Communication across the organization to reinforce the steps taken to strengthen the control environment related to significant reinsurance transactions.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lincoln National Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Lincoln National Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

In our report dated February 16, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the operating effectiveness of the control over the review of significant reinsurance transactions and has further concluded that such deficiency represented a material weakness as of December 31, 2022. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Accordingly, our present opinion on the effectiveness of December 31, 2022’s internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the operating effectiveness of the control over the review of significant reinsurance transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a).  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2022 consolidated financial statements, and this report does not affect our report dated February 16, 2023, except for the error correction discussed in Note 1 as to which the date is March 30, 2023, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 16, 2023, except for the effect of the material weakness described in the second and third paragraphs above,

as to which the date is March 30, 2023

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023, except for the effect of the material weakness, as to which the date is March 30, 2023, expressed an adverse opinion thereon.

Restatement of 2022 and 2021 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2022 and 2021 consolidated financial statements have been restated to correct certain misstatements.

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

Philadelphia, Pennsylvania

February 16, 2023, except for the effect of the restatement disclosed in Note 1,

as to which the date is March 30, 2023

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As Restated
	As of December 31,
	2022	2021

ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $111,707; 2021 - $105,142; allowance for credit losses: 2022 - $22; 2021 - $19)	$99,736	$118,711
Trading securities	3,498	4,460
Equity securities	427	375
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $487; 2021 - $739)	18,301	17,991
Policy loans	2,359	2,364
Derivative investments	3,594	5,697
Other investments	3,739	4,288
Total investments	131,654	153,886
Cash and invested cash	3,343	2,612
Deferred acquisition costs and value of business acquired	13,588	6,083
Accrued investment income	1,253	1,189
Reinsurance recoverables, net of allowance for credit losses	19,882	20,295
Goodwill	1,144	1,778
Other assets	20,708	18,519
Separate account assets	143,536	182,583
Total assets	$335,108	$386,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$42,151	$41,030
Other contract holder funds	120,800	111,710
Short-term debt	500	300
Long-term debt	5,955	6,325
Payables for collateral on investments	6,712	8,946
Other liabilities	10,885	15,297
Separate account liabilities	143,536	182,583
Total liabilities	330,539	366,191

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2022	493	-
Series D preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2022	493	-
Common stock – 800,000,000 shares authorized; 169,220,511 and 177,193,515 shares
issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	4,544	4,735
Retained earnings	6,707	9,578
Accumulated other comprehensive income (loss)	(7,668)	6,441
Total stockholders’ equity	4,569	20,754
Total liabilities and stockholders’ equity	$335,108	$386,945

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Revenues
Insurance premiums	$6,087	$5,617	$5,372
Fee income	6,054	6,905	6,371
Net investment income	5,515	6,111	5,510
Realized gain (loss)	345	414	(513)
Amortization of deferred gain on business sold through reinsurance	42	38	41
Other revenues	723	777	658
Total revenues	18,766	19,862	17,439
Expenses
Interest credited	2,870	2,933	2,923
Benefits	12,546	8,529	8,677
Commissions and other expenses	5,096	5,794	5,064
Interest and debt expense	283	270	284
Spark program expense	167	87	68
Impairment of intangibles	634	-	-
Total expenses	21,596	17,613	17,016
Income (loss) before taxes	(2,830)	2,249	423
Federal income tax expense (benefit)	(589)	362	(76)
Net income (loss)	(2,241)	1,887	499
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(14,030)	(2,535)	3,192
Foreign currency translation adjustment	(20)	(2)	5
Funded status of employee benefit plans	(59)	47	61
Total other comprehensive income (loss), net of tax	(14,109)	(2,490)	3,258
Comprehensive income (loss)	$(16,350)	$(603)	$3,757

Net Income (Loss) Per Common Share
Basic	$(13.11)	$10.07	$2.58
Diluted	$(13.19)	$9.98	$2.56

Cash Dividends Declared Per Common Share	$1.80	$1.71	$1.62

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Preferred Stock
Balance as of beginning-of-year	$-	$-	$-
Issuance of Series C preferred stock	493	-	-
Issuance of Series D preferred stock	493	-	-
Balance as of end-of-year	986	-	-

Common Stock
Balance as of beginning-of-year	4,735	5,082	5,162
Stock compensation/issued for benefit plans	40	85	48
Retirement of common stock/cancellation of shares	(231)	(432)	(128)
Balance as of end-of-year	4,544	4,735	5,082

Retained Earnings
Balance as of beginning-of-year	9,578	8,686	8,854
Cumulative effect from adoption of new accounting standards	-	-	(203)
Net income (loss)	(2,241)	1,887	499
Retirement of common stock	(319)	(673)	(147)
Common stock dividends declared	(311)	(322)	(317)
Balance as of end-of-year	6,707	9,578	8,686

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	6,441	8,931	5,673
Other comprehensive income (loss), net of tax	(14,109)	(2,490)	3,258
Balance as of end-of-year	(7,668)	6,441	8,931
Total stockholders’ equity as of end-of-year	$4,569	$20,754	$22,699

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(2,241)	$1,887	$499
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(345)	(414)	513
Sales and maturities (purchases) of trading securities, net	300	(87)	266
Amortization of deferred gain on business sold through reinsurance	(42)	(38)	(41)
Impairment of intangibles	634	-	-
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	118	312	48
Premiums and fees receivable	(54)	(93)	(21)
Accrued investment income	(67)	16	(84)
Insurance liabilities and reinsurance-related balances	5,958	(1,955)	(699)
Accrued expenses	(89)	392	(18)
Federal income tax accruals	(535)	361	(98)
Other	399	(213)	169
Net cash provided by (used in) operating activities	4,036	168	534
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(14,813)	(16,915)	(16,761)
Sales of available-for-sale securities and equity securities	2,297	2,268	1,426
Maturities of available-for-sale securities	5,453	9,621	5,354
Purchases of alternative investments	(664)	(757)	(396)
Sales and repayments of alternative investments	446	377	171
Issuance of mortgage loans on real estate	(2,507)	(3,079)	(1,800)
Repayment and maturities of mortgage loans on real estate	2,255	1,881	1,154
Repayment (issuance) of policy loans, net	5	62	50
Net change in collateral on investments, derivatives and related settlements	(4,070)	3,261	1,474
Other	(48)	(303)	(153)
Net cash provided by (used in) investing activities	(11,646)	(3,584)	(9,481)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-	(1,096)
Issuance of long-term debt, net of issuance costs	296	-	1,289
Payment related to modification or early extinguishment of debt	-	(8)	(13)
Payment related to sale-leaseback transactions	(70)	(59)	(47)
Proceeds from certain financing arrangements	186	159	109
Deposits of fixed account values, including the fixed portion of variable	15,229	12,643	14,034
Withdrawals of fixed account values, including the fixed portion of variable	(6,913)	(6,554)	(6,113)
Transfers from (to) separate accounts, net	(195)	(397)	528
Common stock issued for benefit plans	(16)	20	(7)
Issuance of preferred stock, net of issuance costs	986	-	-
Repurchase of common stock	(550)	(1,105)	(275)
Dividends paid to common stockholders	(310)	(319)	(311)
Other	(2)	(60)	(6)
Net cash provided by (used in) financing activities	8,341	4,320	8,092
Net increase (decrease) in cash, invested cash and restricted cash	731	904	(855)
Cash, invested cash and restricted cash as of beginning-of-year	2,612	1,708	2,563
Cash, invested cash and restricted cash as of end-of-year	$3,343	$2,612	$1,708

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our audited consolidated financial statements for the years ended December 31, 2022, and December 31, 2021. We have also restated interim financial statement periods for the quarters of 2022 and 2021 and restated impacted amounts within the accompanying notes to the consolidated financial statements.

Restatement Background

Previously, we had entered into a block reinsurance agreement with Resolution Life to reinsure approximately $9.4 billion of in-force executive benefit and universal life reserves. A portion of the transaction was structured as coinsurance, and we paid as consideration investments with a book value of approximately $4.6 billion and a fair value of approximately $5.2 billion as of October 1, 2021, triggering a realized gain of $635 million. This contributed to a total deferred gain of $797 million. At the time of the transaction, we concluded that the $635 million realized gain would be deferred and amortized into income over the benefit period of the reinsurance treaty. The Company’s management has concluded that a gain or loss amount pertaining to the transfer of investments to the assuming company in a coinsurance transaction should be recorded as a realized gain or loss at the time of the transfer.

As a result, it was determined that the $635 million deferred gain pertaining to the sale of investments should have been recognized immediately in the fourth quarter of 2021 when the investments were transferred to Resolution Life. This misstatement is described in more detail in “Description of Misstatements – Misstatement Associated with the Coinsurance Reinsurance Transaction” below. As part of the restatement, we also recorded adjustments to correct for previously identified other immaterial misstatements in the impacted periods that are described in more detail in “Description of Misstatements – Other Immaterial Misstatements” below. Accordingly, we have restated herein the consolidated financial statements for the years ended December 31, 2022 and December 31, 2021, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

The unaudited restated interim financial information for the quarterly periods in 2022 and 2021 is included in Note 23. The categories of misstatements and their impact on the previously issued consolidated financial statements are described in more detail below.

Description of Misstatements

Misstatement Associated with the Coinsurance Reinsurance Transaction

We recorded adjustments to recognize the realized gain related to the transaction through net income in 2021 instead of deferring and amortizing this gain into net income. These adjustments, which are discussed below, are reflected in the restatement tables below and in Note 23.

For the year ended December 31, 2021, the correction of the misstatement resulted in a $635 million increase to realized gain (loss), an $8 million decrease to amortization of deferred gain on business sold through reinsurance, a $4 million increase to commissions and other expenses related to state income taxes associated with the realized gain and a $131 million increase to federal income tax expense on our Consolidated Statements of Comprehensive Income (Loss). Additionally, the correction of the misstatement resulted in a $492 million decrease to other liabilities and a $492 million increase to retained earnings on our Consolidated Balance Sheets as of December 31, 2021.

For the year ended December 31, 2022, the correction of the misstatement resulted in a $32 million decrease to amortization of deferred gain on business sold through reinsurance on our Consolidated Statements of Comprehensive Income (Loss). Additionally, the correction of the misstatement resulted in a $467 million increase to retained earnings on our Consolidated Balance Sheets as of December 31, 2022.

Other Immaterial Misstatements

As part of the restatement, we made corrections to previously identified errors that the Company determined to be immaterial, both individually and in the aggregate (the “Other Adjustments”) for the years ended December 31, 2022, and December 31, 2021.

The Other Adjustments resulted in an increase of $12 million to income (loss) before taxes and a decrease of $12 million to income (loss) before taxes for the years ended December 31, 2022, and December 31, 2021, respectively.

The Other Adjustments included adjustments and reclassifications on our Consolidated Balance Sheets as of December 31, 2022, and December 31, 2021, that had no impact on stockholders’ equity. We reclassified derivative investments that resulted in a decrease to derivative investments of $142 million, a decrease to other assets of $70 million and a decrease to other liabilities of $212 million as of December 31, 2022. We reclassified derivative investments that resulted in a decrease to other assets of $760 million, an increase to derivative investments of $260 million and a decrease to other liabilities of $500 million as of December 31, 2021.

The combined impacts of the correction of the misstatement associated with the coinsurance reinsurance transaction and the Other Adjustments are reflected in the “restatement impacts” column of the restatement tables below and in Note 23.

Description of Restatement Tables

The following tables present the amounts previously reported and a reconciliation to the restated amounts reported on the restated Consolidated Balance Sheets as of December 31, 2022, and December 31, 2021, and the restated Consolidated Statements of Comprehensive Income (Loss), the restated Consolidated Statements of Stockholders’ Equity and the restated Consolidated Statements of Cash Flows for the years ended December 31, 2022, and December 31, 2021. The amounts as previously reported for the years ended December 31, 2022, and December 31, 2021, were derived from our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed on February 16, 2023.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $105,142; allowance for credit losses: 2021 - $19)	$118,746	$(35)	$118,711
Trading securities	4,482	(22)	4,460
Equity securities	318	57	375
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $739)	17,991	-	17,991
Policy loans	2,364	-	2,364
Derivative investments	5,437	260	5,697
Other investments	4,292	(4)	4,288
Total investments	153,630	256	153,886
Cash and invested cash	2,612	-	2,612
Deferred acquisition costs and value of business acquired	6,081	2	6,083
Accrued investment income	1,189	-	1,189
Reinsurance recoverables, net of allowance for credit losses	20,295	-	20,295
Goodwill	1,778	-	1,778
Other assets	19,133	(614)	18,519
Separate account assets	182,583	-	182,583
Total assets	$387,301	$(356)	$386,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$41,030	$-	$41,030
Other contract holder funds	111,702	8	111,710
Short-term debt	300	-	300
Long-term debt	6,325	-	6,325
Payables for collateral on investments	8,946	-	8,946
Other liabilities	16,143	(846)	15,297
Separate account liabilities	182,583	-	182,583
Total liabilities	367,029	(838)	366,191

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-	-
Common stock – 800,000,000 shares authorized;
177,193,515 shares issued and outstanding as of December 31, 2021	4,735	-	4,735
Retained earnings	9,096	482	9,578
Accumulated other comprehensive income (loss)	6,441	-	6,441
Total stockholders’ equity	20,272	482	20,754
Total liabilities and stockholders’ equity	$387,301	$(356)	$386,945

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $111,707; allowance for credit losses: 2022 - $22)	$99,736	$-	$99,736
Trading securities	3,498	-	3,498
Equity securities	427	-	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $487)	18,301	-	18,301
Policy loans	2,359	-	2,359
Derivative investments	3,736	(142)	3,594
Other investments	3,739	-	3,739
Total investments	131,796	(142)	131,654
Cash and invested cash	3,343	-	3,343
Deferred acquisition costs and value of business acquired	13,588	-	13,588
Accrued investment income	1,253	-	1,253
Reinsurance recoverables, net of allowance for credit losses	19,882	-	19,882
Goodwill	1,144	-	1,144
Other assets	20,895	(187)	20,708
Separate account assets	143,536	-	143,536
Total assets	$335,437	$(329)	$335,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$42,151	$-	$42,151
Other contract holder funds	120,800	-	120,800
Short-term debt	500	-	500
Long-term debt	5,955	-	5,955
Payables for collateral on investments	6,712	-	6,712
Other liabilities	11,682	(797)	10,885
Separate account liabilities	143,536	-	143,536
Total liabilities	331,336	(797)	330,539

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and
outstanding as of December 31, 2022	493	-	493
Series D preferred stock – 20,000 shares authorized, issued and
outstanding as of December 31, 2022	493	-	493
Common stock – 800,000,000 shares authorized;
169,220,511 shares issued and outstanding as of December 31, 2022	4,544	-	4,544
Retained earnings	6,239	468	6,707
Accumulated other comprehensive income (loss)	(7,668)	-	(7,668)
Total stockholders’ equity	4,101	468	4,569
Total liabilities and stockholders’ equity	$335,437	$(329)	$335,108

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Year Ended
	December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$5,617	$-	$5,617
Fee income	6,887	18	6,905
Net investment income	6,115	(4)	6,111
Realized gain (loss)	(212)	626	414
Amortization of deferred gain on business sold through reinsurance	46	(8)	38
Other revenues	777	-	777
Total revenues	19,230	632	19,862
Expenses
Interest credited	2,915	18	2,933
Benefits	8,529	-	8,529
Commissions and other expenses	5,791	3	5,794
Interest and debt expense	270	-	270
Spark program expense	87	-	87
Total expenses	17,592	21	17,613
Income (loss) before taxes	1,638	611	2,249
Federal income tax expense (benefit)	233	129	362
Net income (loss)	1,405	482	1,887
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(2,535)	-	(2,535)
Foreign currency translation adjustment	(2)	-	(2)
Funded status of employee benefit plans	47	-	47
Total other comprehensive income (loss), net of tax	(2,490)	-	(2,490)
Comprehensive income (loss)	$(1,085)	$482	$(603)

Net Income (Loss) Per Common Share
Basic	$7.50	$2.57	$10.07
Diluted	$7.43	$2.55	$9.98

Cash Dividends Declared Per Common Share	$1.71	$-	$1.71

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	For the Year Ended
	December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$6,087	$-	$6,087
Fee income	6,054	-	6,054
Net investment income	5,511	4	5,515
Realized gain (loss)	336	9	345
Amortization of deferred gain on business sold through reinsurance	74	(32)	42
Other revenues	722	1	723
Total revenues	18,784	(18)	18,766
Expenses
Interest credited	2,870	-	2,870
Benefits	12,546	-	12,546
Commissions and other expenses	5,095	1	5,096
Interest and debt expense	283	-	283
Spark program expense	167	-	167
Impairment of intangibles	634	-	634
Total expenses	21,595	1	21,596
Income (loss) before taxes	(2,811)	(19)	(2,830)
Federal income tax expense (benefit)	(584)	(5)	(589)
Net income (loss)	(2,227)	(14)	(2,241)
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(14,030)	-	(14,030)
Foreign currency translation adjustment	(20)	-	(20)
Funded status of employee benefit plans	(59)	-	(59)
Total other comprehensive income (loss), net of tax	(14,109)	-	(14,109)
Comprehensive income (loss)	$(16,336)	$(14)	$(16,350)

Net Income (Loss) Per Common Share
Basic	$(13.02)	$(0.09)	$(13.11)
Diluted	$(13.10)	$(0.09)	$(13.19)

Cash Dividends Declared Per Common Share	$1.80	$-	$1.80

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	For the Year Ended
	December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-year	$5,082	$-	$5,082
Stock compensation/issued for benefit plans	85	-	85
Retirement of common stock/cancellation of shares	(432)	-	(432)
Balance as of end-of-year	4,735	-	4,735

Retained Earnings
Balance as of beginning-of-year	8,686	-	8,686
Net income (loss)	1,405	482	1,887
Retirement of common stock	(673)	-	(673)
Common stock dividends declared	(322)	-	(322)
Balance as of end-of-year	9,096	482	9,578

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	8,931	-	8,931
Other comprehensive income (loss), net of tax	(2,490)	-	(2,490)
Balance as of end-of-year	6,441	-	6,441
Total stockholders’ equity as of end-of-year	$20,272	$482	$20,754

	For the Year Ended
	December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Preferred Stock
Balance as of beginning-of-year	$-	$-	$-
Issuance of Series C preferred stock	493	-	493
Issuance of Series D preferred stock	493	-	493
Balance as of end-of-year	986	-	986

Common Stock
Balance as of beginning-of-year	4,735	-	4,735
Stock compensation/issued for benefit plans	40	-	40
Retirement of common stock/cancellation of shares	(231)	-	(231)
Balance as of end-of-year	4,544	-	4,544

Retained Earnings
Balance as of beginning-of-year	9,096	482	9,578
Net income (loss)	(2,227)	(14)	(2,241)
Retirement of common stock	(319)	-	(319)
Common stock dividends declared	(311)	-	(311)
Balance as of end-of-year	6,239	468	6,707

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	6,441	-	6,441
Other comprehensive income (loss), net of tax	(14,109)	-	(14,109)
Balance as of end-of-year	(7,668)	-	(7,668)
Total stockholders’ equity as of end-of-year	$4,101	$468	$4,569

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Year Ended
	December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$1,405	$482	$1,887
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	212	(626)	(414)
Sales and maturities (purchases) of trading securities, net	(108)	21	(87)
Amortization of deferred gain on business sold through reinsurance	(46)	8	(38)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	315	(3)	312
Premiums and fees receivable	(93)	-	(93)
Accrued investment income	16	-	16
Insurance liabilities and reinsurance-related balances	(1,954)	(1)	(1,955)
Accrued expenses	389	3	392
Federal income tax accruals	232	129	361
Other	(217)	4	(213)
Net cash provided by (used in) operating activities	151	17	168
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(16,893)	(22)	(16,915)
Sales of available-for-sale securities and equity securities	2,268	-	2,268
Maturities of available-for-sale securities	9,621	-	9,621
Purchases of alternative investments	(757)	-	(757)
Sales and repayments of alternative investments	377	-	377
Issuance of mortgage loans on real estate	(3,084)	5	(3,079)
Repayment and maturities of mortgage loans on real estate	1,881	-	1,881
Repayment (issuance) of policy loans, net	62	-	62
Net change in collateral on investments, derivatives and related settlements	3,261	-	3,261
Other	(303)	-	(303)
Net cash provided by (used in) investing activities	(3,567)	(17)	(3,584)
Cash Flows from Financing Activities
Payment related to modification or early extinguishment of debt	(8)	-	(8)
Payment related to sale-leaseback transactions	(59)	-	(59)
Proceeds from certain financing arrangements	159	-	159
Deposits of fixed account values, including the fixed portion of variable	12,639	4	12,643
Withdrawals of fixed account values, including the fixed portion of variable	(6,607)	53	(6,554)
Transfers from (to) separate accounts, net	(340)	(57)	(397)
Common stock issued for benefit plans	20	-	20
Repurchase of common stock	(1,105)	-	(1,105)
Dividends paid to common stockholders	(319)	-	(319)
Other	(60)	-	(60)
Net cash provided by (used in) financing activities	4,320	-	4,320
Net increase (decrease) in cash, invested cash and restricted cash	904	-	904
Cash, invested cash and restricted cash as of beginning-of-year	1,708	-	1,708
Cash, invested cash and restricted cash as of end-of-year	$2,612	$-	$2,612

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Year Ended
	December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$(2,227)	$(14)	$(2,241)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(336)	(9)	(345)
Sales and maturities (purchases) of trading securities, net	300	-	300
Amortization of deferred gain on business sold through reinsurance	(74)	32	(42)
Impairment of intangibles	634	-	634
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	115	3	118
Premiums and fees receivable	(54)	-	(54)
Accrued investment income	(67)	-	(67)
Insurance liabilities and reinsurance-related balances	5,956	2	5,958
Accrued expenses	(89)	-	(89)
Federal income tax accruals	(530)	(5)	(535)
Other	405	(6)	399
Net cash provided by (used in) operating activities	4,033	3	4,036
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(14,813)	-	(14,813)
Sales of available-for-sale securities and equity securities	2,297	-	2,297
Maturities of available-for-sale securities	5,453	-	5,453
Purchases of alternative investments	(664)	-	(664)
Sales and repayments of alternative investments	446	-	446
Issuance of mortgage loans on real estate	(2,503)	(4)	(2,507)
Repayment and maturities of mortgage loans on real estate	2,255	-	2,255
Repayment (issuance) of policy loans, net	5	-	5
Net change in collateral on investments, derivatives and related settlements	(4,071)	1	(4,070)
Other	(48)	-	(48)
Net cash provided by (used in) investing activities	(11,643)	(3)	(11,646)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-	(300)
Issuance of long-term debt, net of issuance costs	296	-	296
Payment related to sale-leaseback transactions	(70)	-	(70)
Proceeds from certain financing arrangements	186	-	186
Deposits of fixed account values, including the fixed portion of variable	15,229	-	15,229
Withdrawals of fixed account values, including the fixed portion of variable	(6,913)	-	(6,913)
Transfers from (to) separate accounts, net	(195)	-	(195)
Common stock issued for benefit plans	(16)	-	(16)
Issuance of preferred stock, net of issuance costs	986	-	986
Repurchase of common stock	(550)	-	(550)
Dividends paid to common stockholders	(310)	-	(310)
Other	(2)	-	(2)
Net cash provided by (used in) financing activities	8,341	-	8,341
Net increase (decrease) in cash, invested cash and restricted cash	731	-	731
Cash, invested cash and restricted cash as of beginning-of-year	2,612	-	2,612
Cash, invested cash and restricted cash as of end-of-year	$3,343	$-	$3,343

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

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$89,249	$787	$11,004	$9	$79,023
U.S. government bonds	405	5	31	-	379
State and municipal bonds	5,410	172	512	-	5,070
Foreign government bonds	348	17	47	-	318
RMBS	2,216	22	222	7	2,009
CMBS	1,917	3	246	-	1,674
ABS	11,797	38	926	5	10,904
Hybrid and redeemable preferred securities	365	25	30	1	359
Total fixed maturity AFS securities	$111,707	$1,069	$13,018	$22	$99,736

	As Restated
	As of December 31, 2021
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$86,373	$12,113	$349	$17	$98,120
U.S. government bonds	375	60	2	-	433
State and municipal bonds	5,322	1,311	12	-	6,621
Foreign government bonds	373	64	5	-	432
RMBS	2,334	196	4	1	2,525
CMBS	1,552	61	14	-	1,599
ABS	8,439	127	54	-	8,512
Hybrid and redeemable preferred securities	374	107	11	1	469
Total fixed maturity AFS securities	$105,142	$14,039	$451	$19	$118,711

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2022, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,386	$3,352
Due after one year through five years	17,659	16,816
Due after five years through ten years	18,568	16,736
Due after ten years	56,164	48,245
Subtotal	95,777	85,149
Structured securities (RMBS, CMBS, ABS)	15,930	14,587
Total fixed maturity AFS securities	$111,707	$99,736

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

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

		As Restated
	As of	As of
	December 31,	December 31,
	2022	2021
Fixed maturity securities:
Corporate bonds	$2,248	$2,734
U.S. government bonds	-	32
State and municipal bonds	21	27
Foreign government bonds	49	73
RMBS	99	95
CMBS	137	137
ABS	919	1,338
Hybrid and redeemable preferred securities	25	24
Total trading securities	$3,498	$4,460

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

Net Investment Income

The major categories of net investment income (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Fixed maturity AFS securities	$4,469	$4,351	$4,334
Trading securities	182	167	202
Equity securities	11	3	3
Mortgage loans on real estate	689	680	677
Policy loans	101	115	125
Cash and invested cash	13	-	12
Commercial mortgage loan prepayment
and bond make-whole premiums	105	199	82
Alternative investments	66	679	197
Consent fees	8	10	7
Other investments	79	64	46
Investment income	5,723	6,268	5,685
Investment expense	(208)	(157)	(175)
Net investment income	$5,515	$6,111	$5,510

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As Restated
	As of December 31, 2022			As of December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,590	$123	$232	$3,222	$98	$436
Foreign currency contracts (1)	4,383	643	18	3,979	283	51
Total cash flow hedges	6,973	766	250	7,201	381	487
Fair value hedges:
Interest rate contracts (1)	1,155	2	44	1,157	-	213
Non-Qualifying Hedges
Interest rate contracts (1)	105,977	709	935	82,786	897	176
Foreign currency contracts (1)	395	27	2	487	7	2
Equity market contracts (1)	142,946	5,135	2,035	107,515	8,490	3,909
Commodity contracts (1)	13	14	3	-	-	-
Credit contracts (1)	-	-	-	49	-	-
Embedded derivatives:
GLB direct (2)	-	1,697	-	-	1,967	-
GLB ceded (2)	-	29	167	-	56	182
Reinsurance-related (2)	-	416	-	-	-	206
Indexed annuity and IUL contracts (2) (3)	-	525	4,783	-	528	6,131
Total derivative instruments	$257,459	$9,320	$8,219	$199,195	$12,326	$11,306

(1)Reported in derivative investments and other liabilities on the Consolidated Balance Sheets.

(2)Reported in other assets and other liabilities on the Consolidated Balance Sheets.

(3)Reported in future contract benefits on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	As Restated
	Remaining Life as of December 31, 2022
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$31,463	$27,958	$24,892	$21,196	$4,213	$109,722
Foreign currency contracts (2)	261	730	1,681	2,037	69	4,778
Equity market contracts	95,134	28,952	7,796	9	11,055	142,946
Commodity contracts	13	-	-	-	-	13
Total derivative instruments
with notional amounts	$126,871	$57,640	$34,369	$23,242	$15,337	$257,459

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

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	As Restated
	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2022
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$345	$5,515	$283
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	(167)	156
Derivatives designated as hedging instruments	-	167	(156)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	(11)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	39	62	-
Non-Qualifying Hedges
Interest rate contracts	(2,113)	-	-
Foreign currency contracts	3	-	-
Equity market contracts	(2,075)	-	-
Commodity contracts	11
Credit contracts	(4)	-	-
Embedded derivatives:
GLB	(282)	-	-
Reinsurance-related	622	-	-
Indexed annuity and IUL contracts	1,760	-	-

	As Restated
	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2021
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$414	$6,111	$270
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	(60)	46
Derivatives designated as hedging instruments	-	60	(46)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	3	(23)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	(2)	48	-
Non-Qualifying Hedges
Interest rate contracts	(957)	-	-
Foreign currency contracts	(1)	-	-
Equity market contracts	3,354	-	-
Credit contracts	(1)	-	-
Embedded derivatives:
GLB	1,309	-	-
Reinsurance-related	185	-	-
Indexed annuity and IUL contracts	(2,622)	-	-

	Gain (Loss) Recognized in Income
	For the Year Ended December 31, 2020
	Realized	Net	Interest
	Gain	Investment	and Debt
	(Loss)	Income	Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(513)	$5,510	$284
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	-	69	136
Derivatives designated as hedging instruments	-	(69)	(136)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	-	2	(16)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	6	56	-
Non-Qualifying Hedges
Interest rate contracts	1,287	-	-
Foreign currency contracts	(3)	-	-
Equity market contracts	971	-	-
Credit contracts	(6)	-	-
Embedded derivatives:
GLB	32	-	-
Reinsurance-related	(65)	-	-
Indexed annuity and IUL contracts	(471)	-	-

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

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As Restated
	As of December 31, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$6,604	$2,667	$9,271
Gross amounts offset	(3,010)	-	(3,010)
Net amount of assets	3,594	2,667	6,261
Gross amounts not offset:
Cash collateral	(3,273)	-	(3,273)
Non-cash collateral (1)	(321)	-	(321)
Net amount	$-	$2,667	$2,667

Financial Liabilities
Gross amount of recognized liabilities	$260	$4,950	$5,210
Gross amounts offset	(50)	-	(50)
Net amount of liabilities	210	4,950	5,160
Gross amounts not offset:
Cash collateral	(172)	-	(172)
Non-cash collateral (1)	(38)	-	(38)
Net amount	$-	$4,950	$4,950

(1)Excludes excess non-cash collateral received of $1.1 billion and excess non-cash collateral pledged of $8 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

	As Restated
	As of December 31, 2021
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$9,705	$2,551	$12,256
Gross amounts offset	(4,008)	-	(4,008)
Net amount of assets	5,697	2,551	8,248
Gross amounts not offset:
Cash collateral (1)	(5,574)	-	(5,574)
Non-cash collateral (2)	(123)	-	(123)
Net amount	$-	$2,551	$2,551

Financial Liabilities
Gross amount of recognized liabilities	$779	$6,519	$7,298
Gross amounts offset	(70)	-	(70)
Net amount of liabilities	709	6,519	7,228
Gross amounts not offset:
Cash collateral (1)	(709)	-	(709)
Non-cash collateral (2)	-	-	-
Net amount	$-	$6,519	$6,519

(1)Excludes excess cash collateral pledged of $12 million, as the cash collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

(2)Excludes excess non-cash collateral received of $409 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

6. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Current	$3	$12	$(61)
Deferred	(592)	350	(15)
Federal income tax expense (benefit)	$(589)	$362	$(76)

A reconciliation of the effective tax rate differences (in millions) was as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Income (loss) before taxes	$(2,830)	$2,249	$423
Federal statutory rate	21%	21%	21%
Federal income tax expense (benefit) at federal statutory rate	(594)	472	89
Effect of:
Tax-preferred investment income (1)	(90)	(88)	(98)
Tax credits	(42)	(26)	(39)
Excess tax benefits from stock-based compensation	(1)	-	3
Goodwill impairment	133	-	-
Tax impact associated with the Tax Cuts and Jobs Act (2)	-	-	(37)
Other items	5	4	6
Federal income tax expense (benefit)	$(589)	$362	$(76)
Effective tax rate	21%	16%	-18%

(1)Relates primarily to separate account dividends eligible for the dividends-received deduction.

(2)In 2020, we recognized a $37 million tax benefit attributable to the carry back of a 2020 net operating loss under the provisions of the Coronavirus Aid, Relief, and Economic Security Act, which provides for a five-year carryback period.

The federal income tax asset (liability) (in millions) was as follows:

	As Restated
	As of December 31,
	2022	2021
Current	$83	$142
Deferred	1,455	(2,899)
Total federal income tax asset (liability)	$1,538	$(2,757)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As Restated
	As of December 31,
	2022	2021
Deferred Tax Assets
Future contract benefits and other contract holder funds	$706	$442
Reinsurance-related embedded derivative liability	-	43
Compensation and benefit plans	172	198
Intangibles	18	25
Net unrealized loss on fixed maturity AFS securities	2,265	-
Net unrealized loss on trading securities	70	-
Investment activity	273	-
Tax credits	101	58
Net operating losses	278	292
Other	15	-
Total deferred tax assets	$3,898	$1,058
Deferred Tax Liabilities
DAC	$1,813	$426
VOBA	276	149
Net unrealized gain on fixed maturity AFS securities	-	2,830
Net unrealized gain on trading securities	-	65
Investment activity	-	328
Reinsurance-related embedded derivative asset	87	-
Other	267	159
Total deferred tax liabilities	$2,443	$3,957
Net deferred tax asset (liability)	$1,455	$(2,899)

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

7. DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Balance as of beginning-of-year	$5,890	$5,565	$7,352
Cumulative effect from adoption of new accounting
standard	-	-	5
Business acquired (sold) through reinsurance	-	(362)	(10)
Deferrals	1,372	1,372	1,446
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(814)	(997)	(796)
Unlocking	(210)	(565)	(231)
Adjustment related to realized (gains) losses	(128)	85	(19)
Adjustment related to unrealized (gains) losses	6,648	792	(2,182)
Balance as of end-of-year	$12,758	$5,890	$5,565

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$193	$247	$342
Business acquired (sold) through reinsurance	-	(288)	-
Deferrals	2	-	3
Amortization:
Amortization, excluding unlocking	(75)	(94)	(105)
Unlocking	60	(7)	(205)
Accretion of interest (1)	23	33	44
Adjustment related to realized (gains) losses	(2)	(3)	-
Adjustment related to unrealized (gains) losses	629	305	168
Balance as of end-of-year	$830	$193	$247

(1)The interest accrual rates utilized to calculate the accretion of interest ranged from 4.2% to 6.9%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2022, was as follows:

2023	$33
2024	35
2025	34
2026	33
2027	31

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$203	$213	$234
Deferrals	6	5	7
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(15)	(26)	(20)
Unlocking	2	-	(1)
Adjustment related to realized (gains) losses	(2)	3	(1)
Adjustment related to unrealized (gains) losses	21	8	(6)
Balance as of end-of-year	$215	$203	$213

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance as of beginning-of-year	$415	$401	$650
Cumulative effect from adoption of new accounting
standard	-	-	4
Business acquired (sold) through reinsurance	-	(290)	-
Deferrals	1,083	1,015	1,003
Amortization, net of interest:
Amortization, excluding unlocking, net of interest	(565)	(595)	(538)
Unlocking	(49)	(387)	(275)
Adjustment related to realized (gains) losses	(35)	(10)	25
Adjustment related to unrealized (gains) losses	4,820	281	(468)
Balance as of end-of-year	$5,669	$415	$401

8. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on the Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re:

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Direct insurance premiums and fee income	$13,941	$14,172	$13,304
Reinsurance assumed	98	94	95
Reinsurance ceded	(1,898)	(1,744)	(1,656)
Total insurance premiums and fee income	$12,141	$12,522	$11,743

Direct insurance benefits	$15,065	$10,714	$10,630
Reinsurance recoveries	(2,519)	(2,185)	(1,953)
Total benefits	$12,546	$8,529	$8,677

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

Effective October 1, 2021, we entered into a reinsurance agreement with Resolution Life to reinsure liabilities under a block of in-force executive benefit and universal life policies. The agreement is structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. Amounts recoverable from Resolution Life were $4.7 billion as of December 31, 2022 and 2021. Resolution Life has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $4.1 billion as of December 31, 2022 and 2021. We recognized a realized gain of $635 million in the fourth quarter of 2021 for the coinsurance portion of the transaction upon the transfer of a portfolio of assets to Resolution Life.

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

			As Restated
	As of December 31, 2022		As of December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$67	$100	$63
Group Protection:
VOCRA	576	115	576	85
VODA	31	10	31	7
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	5	-
Total	$712	$192	$712	$155

(1)No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2022, was as follows:

2023	$37
2024	37
2025	37
2026	37
2027	37
Thereafter	330

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

Our common stock is without par value.

AOCI

The following summarizes the components and changes in AOCI (in millions):

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$6,777	$9,611	$5,983
Cumulative effect from adoption of new accounting standards	-	-	45
Unrealized holding gains (losses) arising during the year	(25,552)	(4,669)	7,925
Change in foreign currency exchange rate adjustment	(322)	(145)	180
Change in DAC, VOBA, DSI, future contract benefits and other contract holder
funds	7,369	1,815	(3,569)
Income tax benefit (expense)	3,955	641	(970)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(15)	626	(53)
Associated amortization of DAC, VOBA, DSI and DFEL	(12)	(24)	32
Income tax benefit (expense)	6	(126)	4
Balance as of end-of-year	$(7,752)	$6,777	$9,611
Unrealized OTTI on Fixed Maturity AFS Securities
Balance as of beginning-of-year	$-	$-	$45
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	-	(45)
Balance as of end-of-year	$-	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(103)	$(402)	$(11)
Unrealized holding gains (losses) arising during the year	378	246	(257)
Change in foreign currency exchange rate adjustment	312	152	(174)
Change in DAC, VOBA, DSI and DFEL	27	8	(17)
Income tax benefit (expense)	(150)	(87)	94
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	92	26	48
Associated amortization of DAC, VOBA, DSI and DFEL	(6)	(1)	(1)
Income tax benefit (expense)	(18)	(5)	(10)
Balance as of end-of-year	$396	$(103)	$(402)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(14)	$(12)	$(17)
Foreign currency translation adjustment arising during the year	(20)	(2)	5
Balance as of end-of-year	$(34)	$(14)	$(12)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(219)	$(266)	$(327)
Adjustment arising during the year	(74)	56	74
Income tax benefit (expense)	15	(9)	(13)
Balance as of end-of-year	$(278)	$(219)	$(266)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Gross reclassification	$(15)	$626	$(53)	Realized gain (loss)
Associated amortization of DAC,
VOBA, DSI and DFEL	(12)	(24)	32	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(27)	602	(21)	Income (loss) before taxes
Income tax benefit (expense)	6	(126)	4	Federal income tax expense (benefit)
Reclassification, net of income tax	$(21)	$476	$(17)	Net income (loss)

Unrealized Gain (Loss) on Derivative
Instruments
Gross reclassifications:
Interest rate contracts	$2	$3	$2	Net investment income
Interest rate contracts	(11)	(23)	(16)	Interest and debt expense
Foreign currency contracts	62	48	56	Net investment income
Foreign currency contracts	39	(2)	6	Realized gain (loss)
Total gross reclassifications	92	26	48
Associated amortization of DAC,				Commissions and other
VOBA, DSI and DFEL	(6)	(1)	(1)	expenses
Reclassifications before income
tax benefit (expense)	86	25	47	Income (loss) before taxes
Income tax benefit (expense)	(18)	(5)	(10)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$68	$20	$37	Net income (loss)

16

15. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Fixed maturity AFS securities:
Gross gains	$38	$663	$31
Gross losses	(53)	(37)	(84)
Credit loss benefit (expense) (1)	(15)	(11)	(26)
Realized gain (loss) on equity securities (2)	15	44	8
Credit loss benefit (expense) on mortgage loans on real estate	(3)	112	(117)
Credit loss benefit (expense) on reinsurance-related assets (3)	(126)	2	-
Realized gain (loss) on the mark-to-market on certain instruments (4)(5)	37	63	26
Other gain (loss) on investments	(35)	-	(7)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(18)	(25)	31
Total realized gain (loss) related to financial instruments
and reinsurance-related assets	(160)	811	(138)
Indexed annuity and IUL contracts net derivative results: (6)
Gross gain (loss)	74	22	37
Associated amortization of DAC, VOBA, DSI and DFEL	(56)	4	(25)
Variable annuity net derivative results: (7)
Gross gain (loss)	526	(513)	(367)
Associated amortization of DAC, VOBA, DSI and DFEL	(39)	90	(20)
Total realized gain (loss)	$345	$414	$(513)

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes mark-to-market adjustments on equity securities still held of $10 million, $47 million (as restated) and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

16. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Commissions	$2,190	$2,223	$2,183
General and administrative expenses	2,241	2,251	2,072
Expenses associated with reserve financing and LOCs	108	102	94
DAC and VOBA deferrals and interest, net of amortization	(358)	258	(156)
Broker-dealer expenses	536	570	493
Specifically identifiable intangible asset amortization	37	37	37
Taxes, licenses and fees	342	339	321
Transaction and integration costs related to
mergers, acquisitions and divestitures	-	14	20
Total	$5,096	$5,794	$5,064

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

20. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As Restated
	As of December 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$99,736	$99,736	$118,711	$118,711
Trading securities	3,498	3,498	4,460	4,460
Equity securities	427	427	375	375
Mortgage loans on real estate	18,301	16,553	17,991	18,700
Derivative investments	3,594	3,594	5,697	5,697
Other investments	3,739	3,739	4,279	4,279
Cash and invested cash	3,343	3,343	2,612	2,612
Other assets:
GLB direct embedded derivatives	1,697	1,697	1,967	1,967
GLB ceded embedded derivatives	29	29	56	56
Reinsurance-related embedded derivatives	416	416	-	-
Indexed annuity ceded embedded derivatives	525	525	528	528
Separate account assets	143,536	143,536	182,583	182,583

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	(4,783)	(4,783)	(6,131)	(6,131)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,686)	(1,686)	(1,788)	(1,788)
Account values of certain investment contracts	(43,573)	(34,268)	(41,194)	(47,862)
Short-term debt	(500)	(496)	(300)	(302)
Long-term debt	(5,955)	(5,005)	(6,325)	(6,707)
Other liabilities:
Reinsurance-related embedded derivatives	-	-	(206)	(206)
Derivative liabilities	(210)	(210)	(709)	(709)
GLB ceded embedded derivatives	(167)	(167)	(182)	(182)

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

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As Restated
	As of December 31, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,728	$2,295	$79,023
U.S. government bonds	359	20	-	379
State and municipal bonds	-	5,035	35	5,070
Foreign government bonds	-	318	-	318
RMBS	-	2,008	1	2,009
CMBS	-	1,674	-	1,674
ABS	-	9,787	1,117	10,904
Hybrid and redeemable preferred securities	41	269	49	359
Trading securities	-	2,917	581	3,498
Equity securities	-	274	153	427
Mortgage loans on real estate	-	-	487	487
Derivative investments (1)	-	6,048	605	6,653
Other investments – short-term investments	-	75	-	75
Cash and invested cash	-	3,343	-	3,343
Other assets:
GLB direct embedded derivatives	-	-	1,697	1,697
GLB ceded embedded derivatives	-	-	29	29
Reinsurance-related embedded derivatives	-	416	-	416
Indexed annuity ceded embedded derivatives	-	-	525	525
Separate account assets	412	143,124	-	143,536
Total assets	$812	$252,036	$7,574	$260,422

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(4,783)	$(4,783)
Other liabilities:
Derivative liabilities (1)	-	(2,666)	(603)	(3,269)
GLB ceded embedded derivatives	-	-	(167)	(167)
Total liabilities	$-	$(2,666)	$(5,553)	$(8,219)

	As Restated
	As of December 31, 2021
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$92,400	$5,720	$98,120
U.S. government bonds	428	5	-	433
State and municipal bonds	-	6,621	-	6,621
Foreign government bonds	-	391	41	432
RMBS	-	2,521	4	2,525
CMBS	-	1,599	-	1,599
ABS	-	7,642	870	8,512
Hybrid and redeemable preferred securities	54	322	93	469
Trading securities	32	3,600	828	4,460
Equity securities	7	273	95	375
Mortgage loans on real estate	-	-	739	739
Derivative investments (1)	-	9,626	149	9,775
Other investments – short-term investments	-	154	-	154
Cash and invested cash	-	2,612	-	2,612
Other assets:
GLB direct embedded derivatives	-	-	1,967	1,967
GLB ceded embedded derivatives	-	-	56	56
Indexed annuity ceded embedded derivatives	-	-	528	528
Separate account assets	646	181,929	-	182,575
Total assets	$1,167	$309,695	$11,090	$321,952

Liabilities
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(6,131)	$(6,131)
Other liabilities:
Reinsurance-related embedded derivatives	-	(206)	-	(206)
Derivative liabilities (1)	-	(4,659)	(128)	(4,787)
GLB ceded embedded derivatives	-	-	(182)	(182)
Total liabilities	$-	$(4,865)	$(6,441)	$(11,306)

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

	As Restated
	For the Year Ended December 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$1	$(1,550)	$796	$(2,672)	$2,295
State and municipal bonds	-	-	(1)	-	36	35
Foreign government bonds	41	-	(6)	(30)	(5)	-
RMBS	4	-	1	21	(25)	1
CMBS	-	-	-	17	(17)	-
ABS	870	-	(113)	676	(316)	1,117
Hybrid and redeemable preferred
securities	93	(6)	(22)	(12)	(4)	49
Trading securities	828	(80)	-	(152)	(15)	581
Equity securities	95	54	-	19	(15)	153
Mortgage loans on real estate	739	(20)	(5)	(227)	-	487
Derivative investments	21	2	(6)	-	(15)	2
Other assets: (3)
GLB direct embedded derivatives	1,967	(270)	-	-	-	1,697
GLB ceded embedded derivatives	56	(27)	-	-	-	29
Indexed annuity ceded embedded derivatives	528	(215)	-	212	-	525
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(6,131)	1,975	-	(627)	-	(4,783)
Other liabilities – GLB ceded embedded
derivatives (3)	(182)	15	-	-	-	(167)
Total, net	$4,649	$1,429	$(1,702)	$693	$(3,048)	$2,021

	As Restated
	For the Year Ended December 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$4	$(182)	$748	$29	$5,720
U.S. government bonds	5	-	-	(5)	-	-
Foreign government bonds	74	-	(11)	80	(102)	41
RMBS	2	(1)	-	3	-	4
CMBS	-	-	-	8	(8)	-
ABS	570	1	(9)	602	(294)	870
Hybrid and redeemable preferred
securities	104	-	27	(38)	-	93
Trading securities	644	(3)	-	210	(23)	828
Equity securities	59	39	-	(3)	-	95
Mortgage loans on real estate	832	11	5	(109)	-	739
Derivative investments	1,542	1,255	(3)	(139)	(2,634)	21
Other assets: (3)
GLB direct embedded derivatives	450	1,517	-	-	-	1,967
GLB ceded embedded derivatives	82	(26)	-	-	-	56
Indexed annuity ceded embedded derivatives	550	87	-	(109)	-	528
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(3,594)	(2,709)	-	172	-	(6,131)
Other liabilities – GLB ceded embedded
derivatives (3)	-	(182)	-	-	-	(182)
Total, net	$6,441	$(7)	$(173)	$1,420	$(3,032)	$4,649

	For the Year Ended December 31, 2020
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$4,281	$(8)	$284	$464	$100	$5,121
U.S. government bonds	5	-	-	-	-	5
Foreign government bonds	90	1	3	(20)	-	74
RMBS	11	-	-	-	(9)	2
CMBS	1	(1)	-	-	-	-
ABS	268	-	7	496	(201)	570
Hybrid and redeemable preferred
securities	78	-	(2)	10	18	104
Trading securities	666	11	-	(32)	(1)	644
Equity securities	30	4	-	20	5	59
Mortgage loans on real estate	-	(1)	(10)	56	787	832
Derivative investments	868	986	267	(363)	(216)	1,542
Other assets: (3)
GLB direct embedded derivatives	450	-	-	-	-	450
GLB ceded embedded derivatives	60	22	-	-	-	82
Indexed annuity ceded embedded derivatives	927	538	-	(915)	-	550
Future contract benefits – indexed annuity
and IUL contracts embedded derivatives (3)	(2,585)	(1,009)	-	-	-	(3,594)
Other liabilities – GLB ceded embedded
derivatives (3)	(9)	9	-	-	-	-
Total, net	$5,141	$552	$549	$(284)	$483	$6,441

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

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Trading securities	$(81)	$4	$-
Equity securities	56	43	-
Mortgage loans on real estate	(20)	12	-
Derivative investments	2	1,051	536
GLB embedded derivatives	517	2,330	671
Embedded derivatives – indexed annuity
and IUL contracts	(95)	44	634
Total, net (1)	$379	$3,484	$1,841

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Revenues
Operating revenues:
Life Insurance	$7,126	$8,145	$7,516
Annuities	4,776	5,001	4,455
Group Protection	5,304	4,995	4,793
Retirement Plan Services	1,274	1,323	1,213
Other Operations	158	181	185
Excluded realized gain (loss), pre-tax	144	214	(721)
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	(16)	3	(2)
Total revenues	$18,766	$19,862	$17,439

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(1,965)	$525	$(34)
Annuities	1,246	1,282	983
Group Protection	102	(127)	43
Retirement Plan Services	210	235	168
Other Operations	(496)	(374)	(295)
Excluded realized gain (loss), after-tax	116	167	(570)
Benefit ratio unlocking, after-tax	(820)	196	194
Impairment of intangibles	(634)	-	-
Net impact from the Tax Cuts and Jobs Act	-	-	37
Transaction and integration costs related to mergers, acquisitions and divestitures, after-tax	-	(11)	(15)
Gain (loss) on modification or early extinguishment of debt, after-tax	-	(6)	(12)
Net income (loss)	$(2,241)	$1,887	$499

Other segment information (in millions) was as follows:

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Net Investment Income
Life Insurance	$2,586	$3,207	$2,823
Annuities	1,463	1,400	1,272
Group Protection	334	365	330
Retirement Plan Services	976	991	933
Other Operations	156	148	152
Total net investment income	$5,515	$6,111	$5,510

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Amortization of DAC and VOBA, Net of Interest
Life Insurance	$623	$1,030	$785
Annuities	400	439	387
Group Protection	106	107	114
Retirement Plan Services	18	32	29
Total amortization of DAC and VOBA, net of interest	$1,147	$1,608	$1,315

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Federal Income Tax Expense (Benefit)
Life Insurance	$(552)	$119	$(33)
Annuities	207	241	149
Group Protection	28	(34)	11
Retirement Plan Services	35	48	24
Other Operations	(117)	(106)	(82)
Excluded realized gain (loss)	28	48	(151)
Gain (loss) on early extinguishment of debt	-	(2)	(3)
Benefit ratio unlocking	(218)	52	51
Net impact from the Tax Cuts and Jobs Act	-	-	(37)
Transaction and integration costs related to mergers,
acquisitions and divestitures	-	(4)	(5)
Total federal income tax expense (benefit)	$(589)	$362	$(76)

	As Restated
	As of December 31,
	2022	2021
Assets
Life Insurance	$95,413	$105,251
Annuities	167,210	201,811
Group Protection	9,802	10,522
Retirement Plan Services	41,887	47,643
Other Operations	20,796	21,718
Total assets	$335,108	$386,945

22. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

		As Restated
	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Interest paid	$269	$277	$283
Income taxes paid (received)	(54)	1	22
Significant non-cash investing transactions:
Equity securities received in exchange of fixed maturity AFS securities	-	-	19
Significant non-cash financing transactions:
Net reduction of fixed maturity AFS securities and
accrued investment income in connection with a reinsurance transaction	-	(4,133)	-

23. Quarterly Results of Operations (Unaudited)

As further described in Note 1, the previously reported financial information for all quarters in 2022 and 2021 has been restated and is reflected in the tables that follow.  See “Restatement of Previously Issued Consolidated Financial Statements – Description of Misstatements” in Note 1 for a description of the restatement adjustments.  The unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Restated amounts are computed independently for each quarter presented; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As Restated
	As of	As of	As of
	March 31,	June 30,	September 30,
	2021	2021	2021
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: $105,866, $106,668 and $107,459 at March 31, 2021,
June 30, 2021 and September 30, 2021, respectively; allowance for credit losses: $14, $9 and $17 at March 31, 2021, June 30, 2021 and
September 30, 2021, respectively)	$117,313	$122,215	$122,085
Trading securities	4,344	4,211	4,170
Equity securities	144	195	264
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: $874, $818 and $792 at March 31, 2021, June 30,
2021 and September 30, 2021)	17,255	17,586	17,730
Policy loans	2,502	2,410	2,379
Derivative investments	3,482	4,730	5,075
Other investments	3,547	3,948	4,066
Total investments	148,587	155,295	155,769
Cash and invested cash	1,350	2,389	2,614
Deferred acquisition costs and value of business acquired	7,665	6,261	5,966
Accrued investment income	1,301	1,254	1,297
Reinsurance recoverables, net of allowance for credit losses	16,289	15,981	15,729
Goodwill	1,778	1,778	1,778
Other assets	18,264	18,125	18,076
Separate account assets	171,339	178,795	175,667
Total assets	$366,573	$379,878	$376,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$39,592	$40,251	$40,641
Other contract holder funds	107,002	108,778	109,300
Short-term debt	300	300	300
Long-term debt	6,294	6,334	6,323
Payables for collateral on investments	7,597	8,199	8,379
Other liabilities	14,862	15,479	15,121
Separate account liabilities	171,339	178,795	175,667
Total liabilities	346,986	358,136	355,731

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-	-
Common stock – 800,000,000 shares authorized;
191,149,192, 189,089,948 and 186,089,222 shares issued and outstanding
as of March 31, 2021, June 30, 2021 and September 30, 2021, respectively	5,057	5,021	4,956
Retained earnings	8,769	9,242	9,360
Accumulated other comprehensive income (loss)	5,761	7,479	6,849
Total stockholders’ equity	19,587	21,742	21,165
Total liabilities and stockholders’ equity	$366,573	$379,878	$376,896

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As Restated
	As of	As of	As of
	March 31,	June 30,	September 30,
	2022	2022	2022
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: $107,587, $109,592 and $111,058 at March 31, 2022,
June 30, 2022 and September 30, 2022, respectively; allowance for credit losses: $20, $12 and $18 at March 31, 2022, June 30, 2022 and
September 30, 2022, respectively)	$110,663	$103,317	$97,572
Trading securities	4,364	3,803	3,580
Equity securities	399	411	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: $537, $528 and $495 at March 31, 2022, June 30,
2022 and September 30, 2022)	17,892	17,922	18,066
Policy loans	2,339	2,368	2,347
Derivative investments	4,573	3,167	3,455
Other investments	4,122	4,078	3,813
Total investments	144,352	135,066	129,260
Cash and invested cash	1,960	1,567	1,472
Deferred acquisition costs and value of business acquired	8,811	11,872	13,684
Accrued investment income	1,247	1,226	1,283
Reinsurance recoverables, net of allowance for credit losses	20,044	19,909	20,045
Goodwill	1,778	1,778	1,144
Other assets	18,467	18,137	19,991
Separate account assets	168,879	145,791	137,295
Total assets	$365,538	$335,346	$324,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$39,776	$39,309	$41,716
Other contract holder funds	112,913	115,145	118,201
Short-term debt	-	-	500
Long-term debt	6,561	6,498	5,959
Payables for collateral on investments	8,927	7,524	6,865
Other liabilities	13,298	11,425	10,970
Separate account liabilities	168,879	145,791	137,295
Total liabilities	350,354	325,692	321,506

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-	-
Common stock – 800,000,000 shares authorized;
171,890,974, 170,224,116 and 169,214,493 shares issued and outstanding
as of March 31, 2022, June 30, 2022 and September 30, 2022, respectively	4,586	4,546	4,534
Retained earnings	9,346	9,445	6,762
Accumulated other comprehensive income (loss)	1,252	(4,337)	(8,628)
Total stockholders’ equity	15,184	9,654	2,668
Total liabilities and stockholders’ equity	$365,538	$335,346	$324,174

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	As Restated
	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Revenues
Insurance premiums	$1,400	$1,404	$1,394	$1,419
Fee income	1,597	1,673	2,000	1,635
Net investment income	1,509	1,583	1,575	1,444
Realized gain (loss)	(180)	1	79	514
Amortization of deferred gain on business sold through
reinsurance	9	9	9	11
Other revenues	198	192	181	206
Total revenues	4,533	4,862	5,238	5,229
Expenses
Interest credited	743	745	748	696
Benefits	2,227	1,930	2,121	2,251
Commissions and other expenses	1,231	1,325	1,908	1,330
Interest and debt expense	65	65	73	67
Spark program expense	13	21	22	31
Total expenses	4,279	4,086	4,872	4,375
Income (loss) before taxes	254	776	366	854
Federal income tax expense (benefit)	35	131	50	146
Net income (loss)	219	645	316	708
Other comprehensive income (loss), net of tax	(3,170)	1,718	(630)	(408)
Comprehensive income (loss)	$(2,951)	$2,363	$(314)	$300

Net Income (Loss) Per Common Share
Basic	$1.14	$3.40	$1.69	$3.92
Diluted	$1.13	$3.36	$1.67	$3.86

Cash Dividends Declared Per Common Share	$0.42	$0.42	$0.42	$0.45

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	As Restated
	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022
Revenues
Insurance premiums	$1,477	$1,498	$1,548	$1,564
Fee income	1,568	1,506	1,527	1,453
Net investment income	1,411	1,398	1,295	1,411
Realized gain (loss)	25	515	212	(407)
Amortization of deferred gain on business sold through
reinsurance	11	11	10	10
Other revenues	182	160	189	191
Total revenues	4,674	5,088	4,781	4,222
Expenses
Interest credited	697	706	722	745
Benefits	2,568	2,890	5,103	1,985
Commissions and other expenses	1,235	1,123	1,355	1,382
Interest and debt expense	66	68	71	78
Spark program expense	31	44	44	48
Impairment of intangibles	-	-	634	-
Total expenses	4,597	4,831	7,929	4,238
Income (loss) before taxes	77	257	(3,148)	(16)
Federal income tax expense (benefit)	(15)	29	(565)	(37)
Net income (loss)	92	228	(2,583)	21
Other comprehensive income (loss), net of tax	(5,189)	(5,589)	(4,291)	960
Comprehensive income (loss)	$(5,097)	$(5,361)	$(6,874)	$981

Net Income (Loss) Per Common Share
Basic	$0.53	$1.34	$(15.22)	$0.12
Diluted	$0.52	$1.28	$(15.23)	$0.09

Cash Dividends Declared Per Common Share	$0.45	$0.45	$0.45	$0.45

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	As Restated
	For the Three Months Ended
	March 31,	June 30,	September 30,
	2021	2021	2021
Common Stock
Balance as of beginning-of-period	$5,082	$5,057	$5,021
Stock compensation/issued for benefit plans	25	23	16
Retirement of common stock/cancellation of shares	(50)	(59)	(81)
Balance as of end-of-period	5,057	5,021	4,956

Retained Earnings
Balance as of beginning-of-period	8,686	8,769	9,242
Net income (loss)	219	645	316
Retirement of common stock	(55)	(91)	(119)
Common stock dividends declared	(81)	(81)	(79)
Balance as of end-of-period	8,769	9,242	9,360

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	8,931	5,761	7,479
Other comprehensive income (loss), net of tax	(3,170)	1,718	(630)
Balance as of end-of-period	5,761	7,479	6,849
Total stockholders’ equity as of end-of-period	$19,587	$21,742	$21,165

	As Restated
	For the Three Months Ended
	March 31,	June 30,	September 30,
	2022	2022	2022
Common Stock
Balance as of beginning-of-period	$4,735	$4,586	$4,546
Stock compensation/issued for benefit plans	6	9	15
Retirement of common stock/cancellation of shares	(155)	(49)	(27)
Balance as of end-of-period	4,586	4,546	4,534

Retained Earnings
Balance as of beginning-of-period	9,578	9,346	9,445
Net income (loss)	92	228	(2,583)
Retirement of common stock	(245)	(51)	(23)
Common stock dividends declared	(79)	(78)	(77)
Balance as of end-of-period	9,346	9,445	6,762

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	6,441	1,252	(4,337)
Other comprehensive income (loss), net of tax	(5,189)	(5,589)	(4,291)
Balance as of end-of-period	1,252	(4,337)	(8,628)
Total stockholders’ equity as of end-of-period	$15,184	$9,654	$2,668

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	As Restated
	For the	For the	For the
	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	March 31,	June 30,	September 30,
	2021	2021	2021
Cash Flows from Operating Activities
Net income (loss)	$219	$864	$1,180
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	180	179	100
Sales and maturities (purchases) of trading securities, net	118	230	239
Amortization of deferred gain on business sold through reinsurance	(9)	(17)	(27)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	54	112	346
Premiums and fees receivable	(161)	(97)	(98)
Accrued investment income	(41)	(10)	(34)
Insurance liabilities and reinsurance-related balances	(762)	(1,431)	(1,779)
Accrued expenses	(40)	42	246
Federal income tax accruals	35	166	215
Other	(216)	(251)	(263)
Net cash provided by (used in) operating activities	(623)	(213)	125
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,854)	(8,324)	(11,917)
Sales of available-for-sale securities and equity securities	571	1,269	1,452
Maturities of available-for-sale securities	1,913	4,700	7,055
Purchases of alternative investments	(163)	(361)	(506)
Sales and repayments of alternative investments	54	128	258
Issuance of mortgage loans on real estate	(887)	(1,632)	(2,210)
Repayment and maturities of mortgage loans on real estate	403	851	1,274
Repayment (issuance) of policy loans, net	(76)	16	48
Net change in collateral on investments, derivatives and related settlements	1,341	1,888	2,312
Other	(33)	(71)	(219)
Net cash provided by (used in) investing activities	(731)	(1,536)	(2,453)
Cash Flows from Financing Activities
Payment related to modification or early extinguishment of debt	-	-	(8)
Proceeds from certain financing arrangements	-	50	50
Deposits of fixed account values, including the fixed portion of variable	3,140	6,378	9,152
Withdrawals of fixed account values, including the fixed portion of variable	(1,773)	(3,276)	(4,961)
Transfers from (to) separate accounts, net	(130)	(255)	(254)
Common stock issued for benefit plans	7	12	14
Repurchase of common stock	(105)	(255)	(455)
Dividends paid to common stockholders	(80)	(161)	(241)
Other	(63)	(63)	(63)
Net cash provided by (used in) financing activities	996	2,430	3,234
Net increase (decrease) in cash, invested cash and restricted cash	(358)	681	906
Cash, invested cash and restricted cash as of beginning-of-year	1,708	1,708	1,708
Cash, invested cash and restricted cash as of end-of-period	$1,350	$2,389	$2,614

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	As Restated
	For the	For the	For the
	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	March 31,	June 30,	September 30,
	2022	2022	2022
Cash Flows from Operating Activities
Net income (loss)	$92	319	$(2,264)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(25)	(540)	(752)
Sales and maturities (purchases) of trading securities, net	(187)	117	163
Amortization of deferred gain on business sold through reinsurance	(11)	(22)	(31)
Impairment of intangibles	-	-	634
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	31	-	74
Premiums and fees receivable	(91)	(76)	(3)
Accrued investment income	(35)	(40)	(80)
Insurance liabilities and reinsurance-related balances	1,275	3,116	6,166
Accrued expenses	(262)	(371)	(402)
Federal income tax accruals	39	69	(498)
Other	(74)	135	383
Net cash provided by (used in) operating activities	752	2,707	3,390
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,934)	(8,204)	(12,008)
Sales of available-for-sale securities and equity securities	105	308	1,196
Maturities of available-for-sale securities	1,604	3,231	4,333
Purchases of alternative investments	(161)	(329)	(484)
Sales and repayments of alternative investments	131	183	383
Issuance of mortgage loans on real estate	(539)	(1,366)	(1,924)
Repayment and maturities of mortgage loans on real estate	717	1,428	1,872
Repayment (issuance) of policy loans, net	25	(5)	17
Net change in collateral on investments, derivatives and related settlements	16	(1,893)	(3,155)
Other	(104)	(101)	(93)
Net cash provided by (used in) investing activities	(2,140)	(6,748)	(9,863)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	(300)	(300)
Issuance of long-term debt, net of issuance costs	297	297	296
Payment related to sale-leaseback transactions	(4)	(47)	(52)
Proceeds from certain financing arrangements	-	53	53
Deposits of fixed account values, including the fixed portion of variable	3,046	6,900	11,062
Withdrawals of fixed account values, including the fixed portion of variable	(1,884)	(3,352)	(4,997)
Transfers from (to) separate accounts, net	70	116	71
Common stock issued for benefit plans	(10)	(14)	(15)
Repurchase of common stock	(400)	(500)	(550)
Dividends paid to common stockholders	(79)	(157)	(234)
Other	-	-	(1)
Net cash provided by (used in) financing activities	736	2,996	5,333
Net increase (decrease) in cash, invested cash and restricted cash	(652)	(1,045)	(1,140)
Cash, invested cash and restricted cash as of beginning-of-year	2,612	2,612	2,612
Cash, invested cash and restricted cash as of end-of-period	$1,960	$1,567	$1,472

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of March 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $105,866; allowance for credit losses: 2021 - $14)	$117,313	$-	$117,313
Trading securities	4,365	(21)	4,344
Equity securities	123	21	144
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $874)	17,255	-	17,255
Policy loans	2,502	-	2,502
Derivative investments	3,453	29	3,482
Other investments	3,548	(1)	3,547
Total investments	148,559	28	148,587
Cash and invested cash	1,350	-	1,350
Deferred acquisition costs and value of business acquired	7,665	-	7,665
Accrued investment income	1,301	-	1,301
Reinsurance recoverables, net of allowance for credit losses	16,289	-	16,289
Goodwill	1,778	-	1,778
Other assets	18,479	(215)	18,264
Separate account assets	171,339	-	171,339
Total assets	$366,760	$(187)	$366,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$39,591	$1	$39,592
Other contract holder funds	107,002	-	107,002
Short-term debt	300	-	300
Long-term debt	6,294	-	6,294
Payables for collateral on investments	7,597	-	7,597
Other liabilities	15,044	(182)	14,862
Separate account liabilities	171,339	-	171,339
Total liabilities	347,167	(181)	346,986

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-	-
Common stock – 800,000,000 shares authorized;
191,149,192 shares issued and outstanding as of March 31, 2021	5,057	-	5,057
Retained earnings	8,775	(6)	8,769
Accumulated other comprehensive income (loss)	5,761	-	5,761
Total stockholders’ equity	19,593	(6)	19,587
Total liabilities and stockholders’ equity	$366,760	$(187)	$366,573

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of June 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $106,668; allowance for credit losses: 2021 - $9)	$122,215	$-	$122,215
Trading securities	4,232	(21)	4,211
Equity securities	174	21	195
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $818)	17,586	-	17,586
Policy loans	2,410	-	2,410
Derivative investments	4,548	182	4,730
Other investments	3,950	(2)	3,948
Total investments	155,115	180	155,295
Cash and invested cash	2,389	-	2,389
Deferred acquisition costs and value of business acquired	6,261	-	6,261
Accrued investment income	1,254	-	1,254
Reinsurance recoverables, net of allowance for credit losses	15,981	-	15,981
Goodwill	1,778	-	1,778
Other assets	18,575	(450)	18,125
Separate account assets	178,795	-	178,795
Total assets	$380,148	$(270)	$379,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$40,250	$1	$40,251
Other contract holder funds	108,778	-	108,778
Short-term debt	300	-	300
Long-term debt	6,334	-	6,334
Payables for collateral on investments	8,199	-	8,199
Other liabilities	15,747	(268)	15,479
Separate account liabilities	178,795	-	178,795
Total liabilities	358,403	(267)	358,136

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-	-
Common stock – 800,000,000 shares authorized;
189,089,948 shares issued and outstanding as of June 30, 2021	5,021	-	5,021
Retained earnings	9,245	(3)	9,242
Accumulated other comprehensive income (loss)	7,479	-	7,479
Total stockholders’ equity	21,745	(3)	21,742
Total liabilities and stockholders’ equity	$380,148	$(270)	$379,878

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of September 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2021 - $107,459; allowance for credit losses: 2021 - $17)	$122,085	$-	$122,085
Trading securities	4,191	(21)	4,170
Equity securities	243	21	264
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2021 - $792)	17,730	-	17,730
Policy loans	2,379	-	2,379
Derivative investments	4,828	247	5,075
Other investments	4,069	(3)	4,066
Total investments	155,525	244	155,769
Cash and invested cash	2,614	-	2,614
Deferred acquisition costs and value of business acquired	5,965	1	5,966
Accrued investment income	1,297	-	1,297
Reinsurance recoverables, net of allowance for credit losses	15,729	-	15,729
Goodwill	1,778	-	1,778
Other assets	18,477	(401)	18,076
Separate account assets	175,667	-	175,667
Total assets	$377,052	$(156)	$376,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$40,641	$-	$40,641
Other contract holder funds	109,297	3	109,300
Short-term debt	300	-	300
Long-term debt	6,323	-	6,323
Payables for collateral on investments	8,379	-	8,379
Other liabilities	15,275	(154)	15,121
Separate account liabilities	175,667	-	175,667
Total liabilities	355,882	(151)	355,731

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-	-
Common stock – 800,000,000 shares authorized;
186,089,222 shares issued and outstanding as of September 30, 2021	4,956	-	4,956
Retained earnings	9,365	(5)	9,360
Accumulated other comprehensive income (loss)	6,849	-	6,849
Total stockholders’ equity	21,170	(5)	21,165
Total liabilities and stockholders’ equity	$377,052	$(156)	$376,896

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of March 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $107,587; allowance for credit losses: 2022 - $20)	$110,695	$(32)	$110,663
Trading securities	4,385	(21)	4,364
Equity securities	346	53	399
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $537)	17,892	-	17,892
Policy loans	2,339	-	2,339
Derivative investments	4,840	(267)	4,573
Other investments	4,127	(5)	4,122
Total investments	144,624	(272)	144,352
Cash and invested cash	1,960	-	1,960
Deferred acquisition costs and value of business acquired	8,810	1	8,811
Accrued investment income	1,247	-	1,247
Reinsurance recoverables, net of allowance for credit losses	20,044	-	20,044
Goodwill	1,778	-	1,778
Other assets	18,587	(120)	18,467
Separate account assets	168,879	-	168,879
Total assets	$365,929	$(391)	$365,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$39,773	$3	$39,776
Other contract holder funds	112,901	12	112,913
Long-term debt	6,561	-	6,561
Payables for collateral on investments	8,927	-	8,927
Other liabilities	14,176	(878)	13,298
Separate account liabilities	168,879	-	168,879
Total liabilities	351,217	(863)	350,354

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-	-
Common stock – 800,000,000 shares authorized;
171,890,974 shares issued and outstanding as of March 31, 2022	4,586	-	4,586
Retained earnings	8,876	470	9,346
Accumulated other comprehensive income (loss)	1,250	2	1,252
Total stockholders’ equity	14,712	472	15,184
Total liabilities and stockholders’ equity	$365,929	$(391)	$365,538

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of June 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $109,592; allowance for credit losses: 2022 - $12)	$103,365	$(48)	$103,317
Trading securities	3,822	(19)	3,803
Equity securities	344	67	411
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $528)	17,922	-	17,922
Policy loans	2,368	-	2,368
Derivative investments	3,370	(203)	3,167
Other investments	4,054	24	4,078
Total investments	135,245	(179)	135,066
Cash and invested cash	1,567	-	1,567
Deferred acquisition costs and value of business acquired	11,872	-	11,872
Accrued investment income	1,226	-	1,226
Reinsurance recoverables, net of allowance for credit losses	19,909	-	19,909
Goodwill	1,778	-	1,778
Other assets	18,381	(244)	18,137
Separate account assets	145,791	-	145,791
Total assets	$335,769	$(423)	$335,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$39,306	$3	$39,309
Other contract holder funds	115,127	18	115,145
Long-term debt	6,498	-	6,498
Payables for collateral on investments	7,524	-	7,524
Other liabilities	12,335	(910)	11,425
Separate account liabilities	145,791	-	145,791
Total liabilities	326,581	(889)	325,692

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-	-
Common stock – 800,000,000 shares authorized;
170,224,116 shares issued and outstanding as of June 30, 2022	4,546	-	4,546
Retained earnings	8,985	460	9,445
Accumulated other comprehensive income (loss)	(4,343)	6	(4,337)
Total stockholders’ equity	9,188	466	9,654
Total liabilities and stockholders’ equity	$335,769	$(423)	$335,346

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of September 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2022 - $111,058; allowance for credit losses: 2022 - $18)	$97,572	$-	$97,572
Trading securities	3,580	-	3,580
Equity securities	427	-	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2022 - $495)	18,066	-	18,066
Policy loans	2,347	-	2,347
Derivative investments	3,681	(226)	3,455
Other investments	3,820	(7)	3,813
Total investments	129,493	(233)	129,260
Cash and invested cash	1,472	-	1,472
Deferred acquisition costs and value of business acquired	13,676	8	13,684
Accrued investment income	1,283	-	1,283
Reinsurance recoverables, net of allowance for credit losses	20,045	-	20,045
Goodwill	1,144	-	1,144
Other assets	20,275	(284)	19,991
Separate account assets	137,295	-	137,295
Total assets	$324,683	$(509)	$324,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$41,716	$-	$41,716
Other contract holder funds	118,174	27	118,201
Short-term debt	500	-	500
Long-term debt	5,959	-	5,959
Payables for collateral on investments	6,865	-	6,865
Other liabilities	11,957	(987)	10,970
Separate account liabilities	137,295	-	137,295
Total liabilities	322,466	(960)	321,506

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized	-	-	-
Common stock – 800,000,000 shares authorized;
169,214,493 shares issued and outstanding as of September 30, 2022	4,534	-	4,534
Retained earnings	6,311	451	6,762
Accumulated other comprehensive income (loss)	(8,628)	-	(8,628)
Total stockholders’ equity	2,217	451	2,668
Total liabilities and stockholders’ equity	$324,683	$(509)	$324,174

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three Months Ended
	March 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,406	$(6)	$1,400
Fee income	1,592	5	1,597
Net investment income	1,510	(1)	1,509
Realized gain (loss)	(181)	1	(180)
Amortization of deferred gain on business sold through reinsurance	9	-	9
Other revenues	198	-	198
Total revenues	4,534	(1)	4,533
Expenses
Interest credited	737	6	743
Benefits	2,226	1	2,227
Commissions and other expenses	1,231	-	1,231
Interest and debt expense	65	-	65
Spark program expense	13	-	13
Total expenses	4,272	7	4,279
Income (loss) before taxes	262	(8)	254
Federal income tax expense (benefit)	37	(2)	35
Net income (loss)	225	(6)	219
Other comprehensive income (loss), net of tax	(3,170)	-	(3,170)
Comprehensive income (loss)	$(2,945)	$(6)	$(2,951)

Net Income (Loss) Per Common Share
Basic	$1.17	$(0.03)	$1.14
Diluted	$1.16	$(0.03)	$1.13

Cash Dividends Declared Per Common Share	$0.42	$-	$0.42

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three Months Ended
	June 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,398	$6	$1,404
Fee income	1,670	3	1,673
Net investment income	1,584	(1)	1,583
Realized gain (loss)	(2)	3	1
Amortization of deferred gain on business sold through reinsurance	9	-	9
Other revenues	192	-	192
Total revenues	4,851	11	4,862
Expenses
Interest credited	737	8	745
Benefits	1,930	-	1,930
Commissions and other expenses	1,326	(1)	1,325
Interest and debt expense	65	-	65
Spark program expense	21	-	21
Total expenses	4,079	7	4,086
Income (loss) before taxes	772	4	776
Federal income tax expense (benefit)	130	1	131
Net income (loss)	642	3	645
Other comprehensive income (loss), net of tax	1,718	-	1,718
Comprehensive income (loss)	$2,360	$3	$2,363

Net Income (Loss) Per Common Share
Basic	$3.38	$0.02	$3.40
Diluted	$3.34	$0.02	$3.36

Cash Dividends Declared Per Common Share	$0.42	$-	$0.42

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three Months Ended
	September 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,394	$-	$1,394
Fee income	1,996	4	2,000
Net investment income	1,576	(1)	1,575
Realized gain (loss)	85	(6)	79
Amortization of deferred gain on business sold through reinsurance	9	-	9
Other revenues	181	-	181
Total revenues	5,241	(3)	5,238
Expenses
Interest credited	750	(2)	748
Benefits	2,122	(1)	2,121
Commissions and other expenses	1,906	2	1,908
Interest and debt expense	73	-	73
Spark program expense	22	-	22
Total expenses	4,873	(1)	4,872
Income (loss) before taxes	368	(2)	366
Federal income tax expense (benefit)	50	-	50
Net income (loss)	318	(2)	316
Other comprehensive income (loss), net of tax	(630)	-	(630)
Comprehensive income (loss)	$(312)	$(2)	$(314)

Net Income (Loss) Per Common Share
Basic	$1.70	$(0.01)	$1.69
Diluted	$1.68	$(0.01)	$1.67

Cash Dividends Declared Per Common Share	$0.42	$-	$0.42

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three Months Ended
	December 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,419	$-	$1,419
Fee income	1,629	6	1,635
Net investment income	1,445	(1)	1,444
Realized gain (loss)	(114)	628	514
Amortization of deferred gain on business sold through reinsurance	19	(8)	11
Other revenues	206	-	206
Total revenues	4,604	625	5,229
Expenses
Interest credited	691	5	696
Benefits	2,251	-	2,251
Commissions and other expenses	1,328	2	1,330
Interest and debt expense	67	-	67
Spark program expense	31	-	31
Total expenses	4,368	7	4,375
Income (loss) before taxes	236	618	854
Federal income tax expense (benefit)	16	130	146
Net income (loss)	220	488	708
Other comprehensive income (loss), net of tax	(408)	-	(408)
Comprehensive income (loss)	$(188)	$488	$300

Net Income (Loss) Per Common Share
Basic	$1.22	$2.70	$3.92
Diluted	$1.20	$2.66	$3.86

Cash Dividends Declared Per Common Share	$0.45	$-	$0.45

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three Months Ended
	March 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,477	$-	$1,477
Fee income	1,568	-	1,568
Net investment income	1,412	(1)	1,411
Realized gain (loss)	29	(4)	25
Amortization of deferred gain on business sold through reinsurance	19	(8)	11
Other revenues	182	-	182
Total revenues	4,687	(13)	4,674
Expenses
Interest credited	697	-	697
Benefits	2,565	3	2,568
Commissions and other expenses	1,236	(1)	1,235
Interest and debt expense	66	-	66
Spark program expense	31	-	31
Total expenses	4,595	2	4,597
Income (loss) before taxes	92	(15)	77
Federal income tax expense (benefit)	(12)	(3)	(15)
Net income (loss)	104	(12)	92
Other comprehensive income (loss), net of tax	(5,191)	2	(5,189)
Comprehensive income (loss)	$(5,087)	$(10)	$(5,097)

Net Income (Loss) Per Common Share
Basic	$0.60	$(0.07)	$0.53
Diluted	$0.58	$(0.06)	$0.52

Cash Dividends Declared Per Common Share	$0.45	$-	$0.45

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three Months Ended
	June 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,498	$-	$1,498
Fee income	1,506	-	1,506
Net investment income	1,369	29	1,398
Realized gain (loss)	522	(7)	515
Amortization of deferred gain on business sold through reinsurance	19	(8)	11
Other revenues	190	(30)	160
Total revenues	5,104	(16)	5,088
Expenses
Interest credited	706	-	706
Benefits	2,890	-	2,890
Commissions and other expenses	1,127	(4)	1,123
Interest and debt expense	68	-	68
Spark program expense	44	-	44
Total expenses	4,835	(4)	4,831
Income (loss) before taxes	269	(12)	257
Federal income tax expense (benefit)	31	(2)	29
Net income (loss)	238	(10)	228
Other comprehensive income (loss), net of tax	(5,593)	4	(5,589)
Comprehensive income (loss)	$(5,355)	$(6)	$(5,361)

Net Income (Loss) Per Common Share
Basic	$1.39	$(0.05)	$1.34
Diluted	$1.34	$(0.06)	$1.28

Cash Dividends Declared Per Common Share	$0.45	$-	$0.45

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three Months Ended
	September 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,548	$-	$1,548
Fee income	1,527	-	1,527
Net investment income	1,326	(31)	1,295
Realized gain (loss)	220	(8)	212
Amortization of deferred gain on business sold through reinsurance	18	(8)	10
Other revenues	159	30	189
Total revenues	4,798	(17)	4,781
Expenses
Interest credited	722	-	722
Benefits	5,106	(3)	5,103
Commissions and other expenses	1,358	(3)	1,355
Interest and debt expense	71	-	71
Spark program expense	44	-	44
Impairment of intangibles	634	-	634
Total expenses	7,935	(6)	7,929
Income (loss) before taxes	(3,137)	(11)	(3,148)
Federal income tax expense (benefit)	(563)	(2)	(565)
Net income (loss)	(2,574)	(9)	(2,583)
Other comprehensive income (loss), net of tax	(4,285)	(6)	(4,291)
Comprehensive income (loss)	$(6,859)	$(15)	$(6,874)

Net Income (Loss) Per Common Share
Basic	$(15.17)	$(0.05)	$(15.22)
Diluted	$(15.17)	$(0.06)	$(15.23)

Cash Dividends Declared Per Common Share	$0.45	$-	$0.45

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three Months Ended
	December 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Revenues
Insurance premiums	$1,564	$-	$1,564
Fee income	1,453	-	1,453
Net investment income	1,404	7	1,411
Realized gain (loss)	(435)	28	(407)
Amortization of deferred gain on business sold through reinsurance	18	(8)	10
Other revenues	191	-	191
Total revenues	4,195	27	4,222
Expenses
Interest credited	745	-	745
Benefits	1,985	-	1,985
Commissions and other expenses	1,374	8	1,382
Interest and debt expense	78	-	78
Spark program expense	48	-	48
Total expenses	4,230	8	4,238
Income (loss) before taxes	(35)	19	(16)
Federal income tax expense (benefit)	(40)	3	(37)
Net income (loss)	5	16	21
Other comprehensive income (loss), net of tax	960	-	960
Comprehensive income (loss)	$965	$16	$981

Net Income (Loss) Per Common Share
Basic	$0.04	$0.08	$0.12
Diluted	$0.01	$0.08	$0.09

Cash Dividends Declared Per Common Share	$0.45	$-	$0.45

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three Months Ended
	March 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-year	$5,082	$-	$5,082
Stock compensation/issued for benefit plans	25	-	25
Retirement of common stock/cancellation of shares	(50)	-	(50)
Balance as of end-of-period	5,057	-	5,057

Retained Earnings
Balance as of beginning-of-year	8,686	-	8,686
Net income (loss)	225	(6)	219
Retirement of common stock	(55)	-	(55)
Common stock dividends declared	(81)	-	(81)
Balance as of end-of-period	8,775	(6)	8,769

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	8,931	-	8,931
Other comprehensive income (loss), net of tax	(3,170)	-	(3,170)
Balance as of end-of-period	5,761	-	5,761
Total stockholders’ equity as of end-of-period	$19,593	$(6)	$19,587

	For the Three Months Ended
	June 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-period	$5,057	$-	$5,057
Stock compensation/issued for benefit plans	23	-	23
Retirement of common stock/cancellation of shares	(59)	-	(59)
Balance as of end-of-period	5,021	-	5,021

Retained Earnings
Balance as of beginning-of-period	8,775	(6)	8,769
Net income (loss)	642	3	645
Retirement of common stock	(91)	-	(91)
Common stock dividends declared	(81)	-	(81)
Balance as of end-of-period	9,245	(3)	9,242

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	5,761	-	5,761
Other comprehensive income (loss), net of tax	1,718	-	1,718
Balance as of end-of-period	7,479	-	7,479
Total stockholders’ equity as of end-of-period	$21,745	$(3)	$21,742

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three Months Ended
	September 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-period	$5,021	$-	$5,021
Stock compensation/issued for benefit plans	16	-	16
Retirement of common stock/cancellation of shares	(81)	-	(81)
Balance as of end-of-period	4,956	-	4,956

Retained Earnings
Balance as of beginning-of-period	9,245	(3)	9,242
Net income (loss)	318	(2)	316
Retirement of common stock	(119)	-	(119)
Common stock dividends declared	(79)	-	(79)
Balance as of end-of-period	9,365	(5)	9,360

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	7,479	-	7,479
Other comprehensive income (loss), net of tax	(630)	-	(630)
Balance as of end-of-period	6,849	-	6,849
Total stockholders’ equity as of end-of-period	$21,170	$(5)	$21,165

	For the Three Months Ended
	March 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-year	$4,735	$-	$4,735
Stock compensation/issued for benefit plans	6	-	6
Retirement of common stock/cancellation of shares	(155)	-	(155)
Balance as of end-of-period	4,586	-	4,586

Retained Earnings
Balance as of beginning-of-year	9,096	482	9,578
Net income (loss)	104	(12)	92
Retirement of common stock	(245)	-	(245)
Common stock dividends declared	(79)	-	(79)
Balance as of end-of-period	8,876	470	9,346

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	6,441	-	6,441
Other comprehensive income (loss), net of tax	(5,191)	2	(5,189)
Balance as of end-of-period	1,250	2	1,252
Total stockholders’ equity as of end-of-period	$14,712	$472	$15,184

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three Months Ended
	June 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-period	$4,586	$-	$4,586
Stock compensation/issued for benefit plans	9	-	9
Retirement of common stock/cancellation of shares	(49)	-	(49)
Balance as of end-of-period	4,546	-	4,546

Retained Earnings
Balance as of beginning-of-period	8,876	470	9,346
Net income (loss)	238	(10)	228
Retirement of common stock	(51)	-	(51)
Common stock dividends declared	(78)	-	(78)
Balance as of end-of-period	8,985	460	9,445

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	1,250	2	1,252
Other comprehensive income (loss), net of tax	(5,593)	4	(5,589)
Balance as of end-of-period	(4,343)	6	(4,337)
Total stockholders’ equity as of end-of-period	$9,188	$466	$9,654

	For the Three Months Ended
	September 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Common Stock
Balance as of beginning-of-period	$4,546	$-	$4,546
Stock compensation/issued for benefit plans	15	-	15
Retirement of common stock/cancellation of shares	(27)	-	(27)
Balance as of end-of-period	4,534	-	4,534

Retained Earnings
Balance as of beginning-of-period	8,985	460	9,445
Net income (loss)	(2,574)	(9)	(2,583)
Retirement of common stock	(23)	-	(23)
Common stock dividends declared	(77)	-	(77)
Balance as of end-of-period	6,311	451	6,762

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(4,343)	6	(4,337)
Other comprehensive income (loss), net of tax	(4,285)	(6)	(4,291)
Balance as of end-of-period	(8,628)	-	(8,628)
Total stockholders’ equity as of end-of-period	$2,217	$451	$2,668

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three Months Ended
	March 31, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$225	$(6)	$219
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	181	(1)	180
Sales and maturities (purchases) of trading securities, net	98	20	118
Amortization of deferred gain on business sold through reinsurance	(9)	-	(9)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	54	-	54
Premiums and fees receivable	(167)	6	(161)
Accrued investment income	(41)	-	(41)
Insurance liabilities and reinsurance-related balances	(764)	2	(762)
Accrued expenses	(40)	-	(40)
Federal income tax accruals	37	(2)	35
Other	(216)	-	(216)
Net cash provided by (used in) operating activities	(642)	19	(623)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,834)	(20)	(3,854)
Sales of available-for-sale securities and equity securities	571	-	571
Maturities of available-for-sale securities	1,913	-	1,913
Purchases of alternative investments	(163)	-	(163)
Sales and repayments of alternative investments	54	-	54
Issuance of mortgage loans on real estate	(888)	1	(887)
Repayment and maturities of mortgage loans on real estate	403	-	403
Repayment (issuance) of policy loans, net	(76)	-	(76)
Net change in collateral on investments, derivatives and related settlements	1,341	-	1,341
Other	(33)	-	(33)
Net cash provided by (used in) investing activities	(712)	(19)	(731)
Cash Flows from Financing Activities
Deposits of fixed account values, including the fixed portion of variable	3,136	4	3,140
Withdrawals of fixed account values, including the fixed portion of variable	(1,777)	4	(1,773)
Transfers from (to) separate accounts, net	(122)	(8)	(130)
Common stock issued for benefit plans	7	-	7
Repurchase of common stock	(105)	-	(105)
Dividends paid to common stockholders	(80)	-	(80)
Other	(63)	-	(63)
Net cash provided by (used in) financing activities	996	-	996
Net increase (decrease) in cash, invested cash and restricted cash	(358)	-	(358)
Cash, invested cash and restricted cash as of beginning-of-year	1,708	-	1,708
Cash, invested cash and restricted cash as of end-of-period	$1,350	$-	$1,350

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six Months Ended
	June 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$867	$(3)	$864
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	182	(3)	179
Sales and maturities (purchases) of trading securities, net	210	20	230
Amortization of deferred gain on business sold through reinsurance	(17)	-	(17)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	115	(3)	112
Premiums and fees receivable	(97)	-	(97)
Accrued investment income	(10)	-	(10)
Insurance liabilities and reinsurance-related balances	(1,438)	7	(1,431)
Accrued expenses	42	-	42
Federal income tax accruals	167	(1)	166
Other	(252)	1	(251)
Net cash provided by (used in) operating activities	(231)	18	(213)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,304)	(20)	(8,324)
Sales of available-for-sale securities and equity securities	1,269	-	1,269
Maturities of available-for-sale securities	4,700	-	4,700
Purchases of alternative investments	(361)	-	(361)
Sales and repayments of alternative investments	128	-	128
Issuance of mortgage loans on real estate	(1,634)	2	(1,632)
Repayment and maturities of mortgage loans on real estate	851	-	851
Repayment (issuance) of policy loans, net	16	-	16
Net change in collateral on investments, derivatives and related settlements	1,888	-	1,888
Other	(71)	-	(71)
Net cash provided by (used in) investing activities	(1,518)	(18)	(1,536)
Cash Flows from Financing Activities
Proceeds from certain financing arrangements	50	-	50
Deposits of fixed account values, including the fixed portion of variable	6,375	3	6,378
Withdrawals of fixed account values, including the fixed portion of variable	(3,299)	23	(3,276)
Transfers from (to) separate accounts, net	(229)	(26)	(255)
Common stock issued for benefit plans	12	-	12
Repurchase of common stock	(255)	-	(255)
Dividends paid to common stockholders	(161)	-	(161)
Other	(63)	-	(63)
Net cash provided by (used in) financing activities	2,430	-	2,430
Net increase (decrease) in cash, invested cash and restricted cash	681	-	681
Cash, invested cash and restricted cash as of beginning-of-year	1,708	-	1,708
Cash, invested cash and restricted cash as of end-of-period	$2,389	$-	$2,389

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine Months Ended
	September 30, 2021
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$1,185	$(5)	$1,180
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	97	3	100
Sales and maturities (purchases) of trading securities, net	219	20	239
Amortization of deferred gain on business sold through reinsurance	(27)	-	(27)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	348	(2)	346
Premiums and fees receivable	(98)	-	(98)
Accrued investment income	(34)	-	(34)
Insurance liabilities and reinsurance-related balances	(1,779)	-	(1,779)
Accrued expenses	246	-	246
Federal income tax accruals	216	(1)	215
Other	(265)	2	(263)
Net cash provided by (used in) operating activities	108	17	125
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,897)	(20)	(11,917)
Sales of available-for-sale securities and equity securities	1,452	-	1,452
Maturities of available-for-sale securities	7,055	-	7,055
Purchases of alternative investments	(506)	-	(506)
Sales and repayments of alternative investments	258	-	258
Issuance of mortgage loans on real estate	(2,213)	3	(2,210)
Repayment and maturities of mortgage loans on real estate	1,274	-	1,274
Repayment (issuance) of policy loans, net	48	-	48
Net change in collateral on investments, derivatives and related settlements	2,312	-	2,312
Other	(219)	-	(219)
Net cash provided by (used in) investing activities	(2,436)	(17)	(2,453)
Cash Flows from Financing Activities
Payment related to modification or early extinguishment of debt	(8)	-	(8)
Proceeds from certain financing arrangements	50	-	50
Deposits of fixed account values, including the fixed portion of variable	9,150	2	9,152
Withdrawals of fixed account values, including the fixed portion of variable	(4,961)	-	(4,961)
Transfers from (to) separate accounts, net	(252)	(2)	(254)
Common stock issued for benefit plans	14	-	14
Repurchase of common stock	(455)	-	(455)
Dividends paid to common stockholders	(241)	-	(241)
Other	(63)	-	(63)
Net cash provided by (used in) financing activities	3,234	-	3,234
Net increase (decrease) in cash, invested cash and restricted cash	906	-	906
Cash, invested cash and restricted cash as of beginning-of-year	1,708	-	1,708
Cash, invested cash and restricted cash as of end-of-period	$2,614	$-	$2,614

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three Months Ended
	March 31, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$104	$(12)	$92
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(29)	4	(25)
Sales and maturities (purchases) of trading securities, net	(187)	-	(187)
Amortization of deferred gain on business sold through reinsurance	(19)	8	(11)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	31	-	31
Premiums and fees receivable	(91)	-	(91)
Accrued investment income	(35)	-	(35)
Insurance liabilities and reinsurance-related balances	1,271	4	1,275
Accrued expenses	(262)	-	(262)
Federal income tax accruals	42	(3)	39
Other	(72)	(2)	(74)
Net cash provided by (used in) operating activities	753	(1)	752
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,934)	-	(3,934)
Sales of available-for-sale securities and equity securities	105	-	105
Maturities of available-for-sale securities	1,604	-	1,604
Purchases of alternative investments	(161)	-	(161)
Sales and repayments of alternative investments	131	-	131
Issuance of mortgage loans on real estate	(540)	1	(539)
Repayment and maturities of mortgage loans on real estate	717	-	717
Repayment (issuance) of policy loans, net	25	-	25
Net change in collateral on investments, derivatives and related settlements	16	-	16
Other	(104)	-	(104)
Net cash provided by (used in) investing activities	(2,141)	1	(2,140)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-	(300)
Issuance of long-term debt, net of issuance costs	297	-	297
Payment related to sale-leaseback transactions	(4)	-	(4)
Deposits of fixed account values, including the fixed portion of variable	3,048	(2)	3,046
Withdrawals of fixed account values, including the fixed portion of variable	(1,830)	(54)	(1,884)
Transfers from (to) separate accounts, net	14	56	70
Common stock issued for benefit plans	(10)	-	(10)
Repurchase of common stock	(400)	-	(400)
Dividends paid to common stockholders	(79)	-	(79)
Net cash provided by (used in) financing activities	736	-	736
Net increase (decrease) in cash, invested cash and restricted cash	(652)	-	(652)
Cash, invested cash and restricted cash as of beginning-of-year	2,612	-	2,612
Cash, invested cash and restricted cash as of end-of-period	$1,960	$-	$1,960

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six Months Ended
	June 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$341	$(22)	$319
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(551)	11	(540)
Sales and maturities (purchases) of trading securities, net	117	-	117
Amortization of deferred gain on business sold through reinsurance	(38)	16	(22)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	2	(2)	-
Premiums and fees receivable	(76)	-	(76)
Accrued investment income	(40)	-	(40)
Insurance liabilities and reinsurance-related balances	3,083	33	3,116
Accrued expenses	(371)	-	(371)
Federal income tax accruals	74	(5)	69
Other	167	(32)	135
Net cash provided by (used in) operating activities	2,708	(1)	2,707
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,204)	-	(8,204)
Sales of available-for-sale securities and equity securities	308	-	308
Maturities of available-for-sale securities	3,231	-	3,231
Purchases of alternative investments	(329)	-	(329)
Sales and repayments of alternative investments	183	-	183
Issuance of mortgage loans on real estate	(1,368)	2	(1,366)
Repayment and maturities of mortgage loans on real estate	1,428	-	1,428
Repayment (issuance) of policy loans, net	(5)	-	(5)
Net change in collateral on investments, derivatives and related settlements	(1,892)	(1)	(1,893)
Other	(101)	-	(101)
Net cash provided by (used in) investing activities	(6,749)	1	(6,748)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-	(300)
Issuance of long-term debt, net of issuance costs	297	-	297
Payment related to sale-leaseback transactions	(47)	-	(47)
Proceeds from certain financing arrangements	53	-	53
Deposits of fixed account values, including the fixed portion of variable	6,900	-	6,900
Withdrawals of fixed account values, including the fixed portion of variable	(3,298)	(54)	(3,352)
Transfers from (to) separate accounts, net	62	54	116
Common stock issued for benefit plans	(14)	-	(14)
Repurchase of common stock	(500)	-	(500)
Dividends paid to common stockholders	(157)	-	(157)
Net cash provided by (used in) financing activities	2,996	-	2,996
Net increase (decrease) in cash, invested cash and restricted cash	(1,045)	-	(1,045)
Cash, invested cash and restricted cash as of beginning-of-year	2,612	-	2,612
Cash, invested cash and restricted cash as of end-of-period	$1,567	$-	$1,567

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine Months Ended
	September 30, 2022
	As
	Previously	Restatement	As
	Reported	Impacts	Restated
Cash Flows from Operating Activities
Net income (loss)	$(2,233)	$(31)	$(2,264)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Realized (gain) loss	(771)	19	(752)
Sales and maturities (purchases) of trading securities, net	163	-	163
Amortization of deferred gain on business sold through reinsurance	(56)	25	(31)
Impairment of intangibles	634	-	634
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net
of amortization	80	(6)	74
Premiums and fees receivable	(3)	-	(3)
Accrued investment income	(80)	-	(80)
Insurance liabilities and reinsurance-related balances	6,166	-	6,166
Accrued expenses	(402)	-	(402)
Federal income tax accruals	(490)	(8)	(498)
Other	386	(3)	383
Net cash provided by (used in) operating activities	3,394	(4)	3,390
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(12,008)	-	(12,008)
Sales of available-for-sale securities and equity securities	1,196	-	1,196
Maturities of available-for-sale securities	4,333	-	4,333
Purchases of alternative investments	(484)	-	(484)
Sales and repayments of alternative investments	383	-	383
Issuance of mortgage loans on real estate	(1,928)	4	(1,924)
Repayment and maturities of mortgage loans on real estate	1,872	-	1,872
Repayment (issuance) of policy loans, net	17	-	17
Net change in collateral on investments, derivatives and related settlements	(3,155)	-	(3,155)
Other	(93)	-	(93)
Net cash provided by (used in) investing activities	(9,867)	4	(9,863)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	-	(300)
Issuance of long-term debt, net of issuance costs	296	-	296
Payment related to sale-leaseback transactions	(52)	-	(52)
Proceeds from certain financing arrangements	53	-	53
Deposits of fixed account values, including the fixed portion of variable	11,067	(5)	11,062
Withdrawals of fixed account values, including the fixed portion of variable	(4,943)	(54)	(4,997)
Transfers from (to) separate accounts, net	12	59	71
Common stock issued for benefit plans	(15)	-	(15)
Repurchase of common stock	(550)	-	(550)
Dividends paid to common stockholders	(234)	-	(234)
Other	(1)	-	(1)
Net cash provided by (used in) financing activities	5,333	-	5,333
Net increase (decrease) in cash, invested cash and restricted cash	(1,140)	-	(1,140)
Cash, invested cash and restricted cash as of beginning-of-year	2,612	-	2,612
Cash, invested cash and restricted cash as of end-of-period	$1,472	$-	$1,472

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as a result of the material weakness described within Management’s Report on Internal Control Over Financial Reporting.

(b)Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 107 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)Changes in Internal Control Over Financial Reporting

Except as noted above with respect to the identification of the material weakness, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Further details are described in Management’s Report on Internal Control Over Financial Reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2022 (As Restated) and 2021 (As Restated)

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2022 (As Restated), 2021 (As Restated) and 2020

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2022 (As Restated), 2021 (As Restated) and 2020

Consolidated Statements of Cash Flows – Years ended December 31, 2022 (As Restated), 2021 (As Restated) and 2020

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 238, which is incorporated herein by reference.

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

4.34	Form of 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C Stock Certificate (included as Exhibit A to Exhibit 3.2 above).

4.35	Form of 9.000% Non-Cumulative Preferred Stock, Series D Stock Certificate (included as Exhibit A to Exhibit 3.3 above).

4.36	Form of Depositary Receipt with respect to the 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C (included as Exhibit A to Exhibit 4.32 above).

4.37	Form of Depositary Receipt with respect to the 9.000% Non-Cumulative Preferred Stock, Series D (included as Exhibit A to Exhibit 4.33 above).

4.38^	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

10.2

LNC 2009 Amended and Restated Incentive Compensation Plan (as amended and restated on May 14, 2009) is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 9, 2009.*

10.3	Non-Employee Director Fees are incorporated by reference to Exhibit 10.5 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.4	Non-Employee Director Fees (effective May 27, 2022) are incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.5	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.6^	The Severance Plan for Officers of LNC (Amended and Restated effective as of December 31, 2022).*

10.7	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

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

10.10^	Amendment No. 2 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan, effective December 19, 2022.*

10.11	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

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

10.46^	Form of Nonqualified Stock Option Agreement for Kenneth S. Solon (December 2022).*

10.47^	Form of Restricted Stock Unit Award Agreement for Kenneth S. Solon (December 2022).*

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

10.55

Amendment to Amended and Restated Credit Agreement, entered into as of November 19, 2021, by and among LNC, as a borrower, the other Account Parties signatory thereto, Bank of America, N.A. as Administrative Agent, and BofA Securities, Inc., as Sustainability Coordinator, is incorporated by reference to Exhibit 10.43 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.**

10.56^

Second Amendment to Amended and Restated Credit Agreement, entered into as of December 15, 2022, by and among LNC, as a borrower, the other Account Parties signatory thereto, the banks signatory thereto, and Bank of America, N.A., as Administrative Agent.**

21^	Subsidiaries List.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*This exhibit is a management contract or compensatory plan or arrangement.

** Schedules to this agreement have been omitted pursuant to Item 601(a) of Regulation S-K. LNC will furnish supplementally a copy of the schedule to the SEC, upon request.

^ Filed with Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LNC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

Dated: March 30, 2023	By:	/s/ Christopher Neczypor
Christopher Neczypor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2023.

Signature	Title

/s/ Ellen G. Cooper	President, Chief Executive Officer and Director
Ellen G. Cooper	(Principal Executive Officer)

/s/ Christopher Neczypor	Executive Vice President and Chief Financial Officer
Christopher Neczypor	(Principal Financial Officer)

/s/ Adam Cohen	Senior Vice President and Chief Accounting Officer
Adam Cohen	(Principal Accounting Officer)

/s/ Deirdre P. Connelly	Director
Deirdre P. Connelly

/s/ William H. Cunningham	Director
William H. Cunningham

/s/Reginald E. Davis	Director
Reginald E. Davis

/s/ Dennis R. Glass	Director
Dennis R. Glass

/s/ Eric G. Johnson	Director
Eric G. Johnson

/s/ Gary C. Kelly	Director
Gary C. Kelly

/s/ M. Leanne Lachman	Director
M. Leanne Lachman

/s/Dale LeFebvre	Director
Dale LeFebvre

/s/ Janet Liang	Director
Janet Liang

/s/ Michael F. Mee	Director
Michael F. Mee

/s/ Patrick S. Pittard	Director
Patrick S. Pittard

/s/ Lynn M. Utter	Director
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

LINCOLN NATIONAL CORPORATION

SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN

INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As Restated
	As of December 31, 2022
		Fair	Carrying
Type of Investment	Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$405	$379	$379
Foreign government bonds	348	318	318
State and municipal bonds	5,410	5,070	5,070
Public utilities	14,204	12,493	12,493
All other corporate bonds	75,045	66,530	66,530
Mortgage-backed and asset-backed securities	15,930	14,587	14,587
Hybrid and redeemable preferred securities	365	359	359
Total fixed maturity available-for-sale securities	111,707	99,736	99,736

Equity Securities
Common stocks:
Banks, trusts and insurance companies	48	47	47
Industrial, miscellaneous and all other	50	146	146
Non-redeemable preferred securities	285	234	234
Total equity securities	383	427	427

Trading securities	3,833	3,498	3,498
Mortgage loans on real estate (2)	18,427	16,553	18,301
Policy loans	2,359	N/A	2,359
Derivative investments	1,869	3,594	3,594
Other investments	3,739	3,739	3,739
Total investments	$142,317		$131,654

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

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only) (in millions, except share data)

	As Restated
	As of December 31,
	2022	2021
ASSETS
Investments in subsidiaries (1)	$9,249	$25,171
Derivative investments	119	-
Other investments	92	761
Cash and invested cash	715	203
Loans and accrued interest to subsidiaries (1)	2,491	3,194
Other assets	101	159
Total assets	$12,767	$29,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common stock dividends payable	$76	$80
Derivative investments liability	-	425
Short-term debt	500	300
Long-term debt	6,455	6,325
Loans from subsidiaries (1)	679	1,247
Other liabilities	488	357
Total liabilities	8,198	8,734

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2022	493	-
Series D preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2022	493	-
Common stock – 800,000,000 shares authorized; 169,220,511 and 177,193,515 shares
issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	4,544	4,735
Retained earnings	6,707	9,578
Accumulated other comprehensive income (loss)	(7,668)	6,441
Total stockholders’ equity	4,569	20,754
Total liabilities and stockholders’ equity	$12,767	$29,488

(1)Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Parent Company Only) (in millions)

	As Restated		For the
	For the Years Ended		Year Ended
	December 31,		December 31,
	2022	2021	2020
Revenues
Dividends from subsidiaries (1)	$797	$2,060	$840
Interest from subsidiaries (1)	159	114	127
Net investment income	3	1	4
Total revenues	959	2,175	971
Expenses
Operating and administrative expenses	52	69	50
Interest – subsidiaries (1)	38	10	20
Interest – other	266	263	275
Total expenses	356	342	345
Income (loss) before federal income taxes, equity in income (loss) of subsidiaries	603	1,833	626
Federal income tax expense (benefit)	(42)	(49)	(45)
Income (loss) before equity in income (loss) of subsidiaries	645	1,882	671
Equity in income (loss) of subsidiaries	(2,886)	5	(172)
Net income (loss)	(2,241)	1,887	499
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(14,030)	(2,535)	3,192
Foreign currency translation adjustment	(20)	(2)	5
Funded status of employee benefit plans	(59)	47	61
Total other comprehensive income (loss), net of tax	(14,109)	(2,490)	3,258
Comprehensive income (loss)	$(16,350)	$(603)	$3,757

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

(1) Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or For the Year Ended December 31, 2022
Life Insurance	$8,419	$20,208	$-	$44,129	$1,146
Annuities	4,704	5,556	-	45,487	165
Group Protection	164	6,580	-	213	4,768
Retirement Plan Services	301	18	-	25,133	-
Other Operations	-	9,789	-	5,838	8
Total	$13,588	$42,151	$-	$120,800	$6,087

	As Restated
	As of or For the Year Ended December 31, 2021
Life Insurance	$1,672	$20,389	$-	$39,717	$1,033
Annuities	4,088	4,181	-	41,627	116
Group Protection	171	6,326	-	214	4,450
Retirement Plan Services	152	15	-	23,635	-
Other Operations	-	10,119	-	6,517	18
Total	$6,083	$41,030	$-	$111,710	$5,617

	As of or For the Year Ended December 31, 2020
Life Insurance	$1,723	$20,127	$-	$39,797	$950
Annuities	3,782	4,183	-	35,218	121
Group Protection	187	5,986	-	213	4,280
Retirement Plan Services	120	11	-	22,912	-
Other Operations	-	10,507	-	7,265	21
Total	$5,812	$40,814	$-	$105,405	$5,372

(1)Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As Restated
	As of or For the Year Ended December 31, 2022
Life Insurance	$2,586	$8,338	$623	$715	$-
Annuities	1,463	2,478	270	1,562	-
Group Protection	334	3,849	106	1,220	-
Retirement Plan Services	976	633	18	378	-
Other Operations	156	118	-	653	-
Total	$5,515	$15,416	$1,017	$4,528	$-

	As Restated
	As of or For the Year Ended December 31, 2021
Life Insurance	$3,207	$5,732	$1,030	$739	$-
Annuities	1,400	1,092	462	1,679	-
Group Protection	365	3,895	107	1,154	-
Retirement Plan Services	991	620	32	387	-
Other Operations	148	123	-	568	-
Total	$6,111	$11,462	$1,631	$4,527	$-

	As of or For the Year Ended December 31, 2020
Life Insurance	$2,823	$6,077	$786	$720	$-
Annuities	1,272	1,245	365	1,467	-
Group Protection	330	3,505	114	1,120	-
Retirement Plan Services	933	617	29	375	-
Other Operations	152	156	-	456	-
Total	$5,510	$11,600	$1,294	$4,138	$-

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – CONSOLIDATED REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2022
Individual life insurance in-force (1)	$2,028,279	$831,478	$6,512	$1,203,313	0.5%
Premiums:
Life insurance and annuities (2)	10,698	1,864	94	8,928	1.1%
Accident and health insurance	3,243	34	4	3,213	0.1%
Total premiums	$13,941	$1,898	$98	$12,141

	As Restated
	As of or For the Year Ended December 31, 2021
Individual life insurance in-force (1)	$1,845,479	$776,226	$7,659	$1,076,912	0.7%
Premiums:
Life insurance and annuities (2)	11,122	1,707	88	9,503	0.9%
Accident and health insurance	3,050	37	6	3,019	0.2%
Total premiums	$14,172	$1,744	$94	$12,522

	As of or For the Year Ended December 31, 2020
Individual life insurance in-force (1)	$1,653,625	$674,256	$7,875	$987,244	0.8%
Premiums:
Life insurance and annuities (2)	10,474	1,621	88	8,941	1.0%
Accident and health insurance	2,830	35	7	2,802	0.2%
Total premiums	$13,304	$1,656	$95	$11,743

(1)Includes Group Protection segment and Other Operations in-force amounts.

(2)Includes insurance fees on universal life and other interest-sensitive products.