Form 10-Q
period 2023-03-31
LINCOLN NATIONAL CORP
filed 2023-05-10
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	LNC	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share	LNC PRD	New York Stock Exchange
of 9.000% Non-Cumulative Preferred Stock, Series D

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

Yes ☐No ☒

As of May 5, 2023, there were 169,558,641 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except share data)

	As of	As of
	March 31,	December 31,
	2023	2022

ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2023 - $111,528; 2022 - $111,707; allowance for credit losses: 2023 - $39; 2022 - $22)	$101,936	$99,736
Trading securities	3,266	3,498
Equity securities	414	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2023 - $490; 2022 - $487)	18,327	18,301
Policy loans	2,383	2,359
Derivative investments	4,005	3,594
Other investments	3,892	3,739
Total investments	134,223	131,654
Cash and invested cash	3,766	3,343
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,277	12,235
Reinsurance recoverables, net of allowance for credit losses	19,309	19,443
Market risk benefit assets	3,445	2,807
Accrued investment income	1,277	1,253
Goodwill	1,144	1,144
Other assets	19,280	18,802
Separate account assets	148,421	143,536
Total assets	$343,142	$334,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$116,167	$114,435
Future contract benefits	39,757	38,826
Market risk benefit liabilities	1,976	2,078
Deferred front-end loads	5,250	5,052
Payables for collateral on investments	6,803	6,712
Short-term debt	500	500
Long-term debt	5,974	5,955
Other liabilities	11,562	12,021
Separate account liabilities	148,421	143,536
Total liabilities	336,410	329,115

Contingencies and Commitments (See Note 13)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of March 31, 2023, and December 31, 2022	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of March 31, 2023, and December 31, 2022	493	493
Common stock – 800,000,000 shares authorized; 169,537,759 and 169,220,511 shares
issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	4,560	4,544
Retained earnings	4,940	5,924
Accumulated other comprehensive income (loss)	(3,754)	(6,352)
Total stockholders’ equity	6,732	5,102
Total liabilities and stockholders’ equity	$343,142	$334,217

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2023	2022
Revenues
Insurance premiums	$1,579	$1,477
Fee income	1,379	1,458
Net investment income	1,466	1,411
Realized gain (loss)	(828)	181
Amortization of deferred gain on business sold through reinsurance	9	11
Other revenues	209	182
Total revenues	3,814	4,720
Expenses
Benefits	2,291	2,156
Interest credited	785	697
Market risk benefit (gain) loss	619	(1,359)
Policyholder liability remeasurement (gain) loss	(118)	41
Commissions and other expenses	1,300	1,253
Interest and debt expense	83	66
Spark program expense	24	31
Total expenses	4,984	2,885
Income (loss) before taxes	(1,170)	1,835
Federal income tax expense (benefit)	(289)	353
Net income (loss)	(881)	1,482
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	1,774	(7,498)
Market risk benefit non-performance risk gain (loss)	1,025	20
Policyholder liability discount rate remeasurement gain (loss)	(202)	811
Foreign currency translation adjustment	3	(5)
Funded status of employee benefit plans	(2)	3
Total other comprehensive income (loss), net of tax	2,598	(6,669)
Comprehensive income (loss)	$1,717	$(5,187)

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$(881)	$1,482
Preferred stock dividends declared	(25)	-
Deferred units of LNC stock in our deferred compensation plans	(3)	(1)
Net income (loss) available to common stockholders	$(909)	$1,481

Net Income (Loss) Per Common Share
Basic	$(5.35)	$8.50
Diluted	(5.37)	8.39

Cash Dividends Declared Per Preferred Share	$1,254.69	$-
Cash Dividends Declared Per Common Share	0.45	0.45

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2023	2022
Preferred Stock
Balance as of beginning-of-year	$986	$-
Balance as of end-of-period	986	-

Common Stock
Balance as of beginning-of-year	4,544	4,735
Stock compensation/issued for benefit plans	16	6
Retirement of common stock/cancellation of shares	-	(155)
Balance as of end-of-period	4,560	4,586

Retained Earnings
Balance as of beginning-of-year	5,924	5,196
Net income (loss)	(881)	1,482
Retirement of common stock	-	(245)
Preferred stock dividends declared	(25)	-
Common stock dividends declared	(78)	(79)
Balance as of end-of-period	4,940	6,354

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(6,352)	9,984
Other comprehensive income (loss), net of tax	2,598	(6,669)
Balance as of end-of-period	(3,754)	3,315
Total stockholders’ equity as of end-of-period	$6,732	$14,255

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(881)	$1,482
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	828	(181)
Market risk benefit (gain) loss	619	(1,359)
Sales and maturities (purchases) of trading securities, net	290	(187)
Amortization of deferred gain on business sold through reinsurance	(9)	(11)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	156	122
Accrued investment income	4	(35)
Insurance liabilities and reinsurance-related balances	(1,322)	636
Accrued expenses	(143)	(262)
Federal income tax accruals	(289)	407
Other	(27)	(136)
Net cash provided by (used in) operating activities	(774)	476
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(2,999)	(3,934)
Sales of available-for-sale securities and equity securities	1,739	105
Maturities of available-for-sale securities	1,440	1,604
Purchases of alternative investments	(170)	(161)
Sales and repayments of alternative investments	22	131
Issuance of mortgage loans on real estate	(269)	(539)
Repayment and maturities of mortgage loans on real estate	183	717
Repayment (issuance) of policy loans, net	(27)	25
Net change in collateral on investments, derivatives and related settlements	(184)	16
Other	(60)	(104)
Net cash provided by (used in) investing activities	(325)	(2,140)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(300)
Issuance of long-term debt, net of issuance costs	-	297
Payment related to sale-leaseback transactions	(5)	(4)
Payment related to certain financing arrangements	(10)	-
Deposits of fixed account balances	4,192	3,477
Withdrawals of fixed account balances	(2,570)	(2,063)
Transfers from (to) separate accounts, net	21	94
Common stock issued for benefit plans	(4)	(10)
Repurchase of common stock	-	(400)
Dividends paid to preferred stockholders	(25)	-
Dividends paid to common stockholders	(77)	(79)
Net cash provided by (used in) financing activities	1,522	1,012
Net increase (decrease) in cash, invested cash and restricted cash	423	(652)
Cash, invested cash and restricted cash as of beginning-of-year	3,343	2,612
Cash, invested cash and restricted cash as of end-of-period	$3,766	$1,960

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments: Life Insurance, Annuities, Group Protection and Retirement Plan Services. In addition, we include financial data for operations that are not directly related to our business segments in Other Operations. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation, group protection and retirement income products and solutions. These products primarily include universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, fixed and indexed annuities, variable annuities, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 15.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, should be read in connection with the reading of these interim unaudited consolidated financial statements. Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current period.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by reportable segment as follows:

Reportable Segment	Level of Aggregation
Life Insurance	Traditional Life
UL and Other
Annuities	Variable Annuities
Fixed Annuities
Payout Annuities
Group Protection	Group Protection
Retirement Plan Services	Retirement Plan Services

The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business and not reflected in the results of the reportable segments listed above.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. In applying these estimates and assumptions, management makes subjective and complex judgments that frequently require assumptions about matters that are uncertain and inherently subject to change, including matters related to or impacted by the COVID-19 pandemic. Actual results could differ from these estimates and assumptions. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), DSI, goodwill and other intangibles, market risk benefits (“MRBs”), future contract benefits, DFEL, pension plans, stock-based incentive compensation, income taxes including the recoverability of our deferred tax assets, and the potential effects of resolving litigated matters.

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

Fixed Maturity Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”). We measure the fair value of our securities classified as fixed maturity AFS based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity security, and we consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach primarily include third-party pricing services, independent broker quotations or pricing matrices. We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain commercial mortgage loans associated with modified coinsurance agreements at fair value where the fair value option has been elected. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on the Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

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

Policy Loans

Policy loans represent loans we issue to policyholders that use the cash surrender value of their life insurance policy as collateral. Policy loans are carried at unpaid principal balances.

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk and credit risk by entering into derivative transactions. Our derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets at estimated fair value. We have master netting agreements with each of our derivative counterparties that allow for the netting of our derivative asset and liability positions by counterparty. We categorize derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Measurement.” The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge or a fair value hedge.

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

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of UL, VUL, traditional life insurance, group life and disability insurance, annuities and other investment contracts have been deferred (i.e., DAC). Such acquisition costs are capitalized in the period they are incurred and primarily include commissions, certain bonuses, portion of total compensation and benefits of certain employees involved in the acquisition process and medical and inspection fees. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered DSI and reported in deferred acquisition costs, value of business acquired and deferred sales inducements on the Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred and reported as deferred front-end loads (i.e., DFEL) on the Consolidated Balance Sheets.

DAC, VOBA, DSI and DFEL amortization is reported within the following financial statement line items on the Consolidated Statements of Comprehensive Income (Loss):

•DAC and VOBA – commissions and other expenses

•DSI – interest credited

•DFEL – fee income

DAC, VOBA, DSI and DFEL are amortized on a constant level basis relative to the insurance in force over the expected term of the related contracts using the groupings and actuarial assumptions that are consistent with those used for calculating the related policyholder liability balances. Actuarial assumptions include, but are not limited to, mortality, morbidity and certain policyholder behaviors such as persistency, which are adjusted for emerging experience and expected trends of the related long-duration insurance contracts and certain investment contracts by each reportable segment. During the third quarter of each year, we conduct our comprehensive review and update these actuarial assumptions. We may update our actuarial assumptions in other quarters as we become aware of information that warrants updating outside of our comprehensive review. These resulting changes are applied prospectively.

The following provides a summary of our DAC, VOBA, DSI and DFEL amortization basis and expected amortization period by reportable segment:

Reportable Segment	Amortization Basis	Expected Amortization Period
Life Insurance	Policy count of policies in force	On average 60 years
Annuities	Total deposits paid to date on policies in force	Between 30 to 40 years
Group Protection	Group certificate contracts in force	4 years
Retirement Plan Services	Lives in force	Between 40 to 50 years

We account for modifications of insurance contracts that result in a substantially unchanged contract as a continuation of the replaced contract. We account for modifications of insurance contracts that result in a substantially changed contract as an extinguishment of the replaced contract.

For reinsurance transactions where we receive proceeds that represent recovery of our previously incurred acquisition costs, we reduce the applicable unamortized acquisition cost such that net acquisition costs are capitalized and charged to commissions and other expenses.

Reinsurance

Our insurance subsidiaries enter into reinsurance agreements in the normal course of business to limit our exposure to the risk of loss and to enhance our capital management.

In order for a reinsurance agreement to qualify for reinsurance accounting, the agreement must satisfy certain risk transfer conditions that include, among other items, a reasonable possibility of a significant loss for the assuming entity. When we apply reinsurance accounting, premiums, benefits and DAC amortization are reported net of reinsurance ceded, as applicable, on the Consolidated Statements of Comprehensive Income (Loss). Amounts currently recoverable, such as ceded reserves, other than ceded MRBs, are reported in reinsurance recoverables, and amounts currently payable to the reinsurers, such as premiums, are included in other liabilities on the Consolidated Balance Sheets.

We use deposit accounting to recognize reinsurance agreements that do not transfer significant insurance risk. This accounting treatment results in amounts paid or received by our insurance subsidiaries to be considered on deposit with the reinsurer and such amounts are reported in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, deposit assets or liabilities are adjusted. When there is a contractual right of offset, assets and liabilities and revenues and expenses from certain reinsurance contracts that grant statutory surplus relief to our insurance companies are netted on the Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss), respectively.

Reinsurance recoverables are measured and recognized consistent with the liabilities related to the underlying contracts. The interest assumption used for discounting reinsurance recoverables associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts is the upper-medium grade fixed income instrument (“single-A”) interest rate locked-in at the reinsurance contract issuance date. We remeasure reinsurance recoverables associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts with the current single-A interest rate as of the end of each reporting period. Ceded MRBs are accounted for separately from reinsurance recoverables. See “MRBs” below for additional information. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies and is reported within other assets on the Consolidated Balance Sheets.

We estimated an allowance for credit losses for all reinsurance recoverables and related reinsurance deposit assets held by our subsidiaries, other than ceded MRB assets. As such, we performed a quantitative analysis using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. The credit loss allowance is a general allowance for pools of receivables with similar risk characteristics segmented by credit risk ratings and receivables assessed on an individual basis that do not share similar risk characteristics where we anticipate a credit loss over the life of reinsurance-related assets, other than ceded MRB assets.

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

Other Assets and Other Liabilities

Other assets consist primarily of certain reinsurance assets, net of allowance for credit losses, ceded MRB liabilities, specifically identifiable intangible assets, current taxes and deferred taxes, premiums and fees receivable, property and equipment, balances associated with corporate-owned and bank-owned life insurance, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, operating lease right-of-use (“ROU”) assets, finance lease assets and other receivables and prepaid expenses. Other liabilities consist primarily of certain reinsurance payables, deferred taxes, other policyholder liabilities, pension and other employee benefit liabilities, deferred gain on business sold through reinsurance, derivative instrument liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, long-term operating lease liabilities, certain financing arrangements, finance lease liabilities, ceded MRB assets and other accrued expenses.

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

Other liabilities include deferred gains on business sold through reinsurance. Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”). We are recognizing the gain related to this transaction over the projected life of the policies, or 30 years. Effective January 1, 2020, we entered into a reinsurance agreement with Swiss Re. We are recognizing the gain related to this transaction over the period in which the in-force policies are expected to run off, or 15 years. Effective October 1, 2018, we entered into a reinsurance agreement with Athene Holding Ltd. (“Athene”). We are recognizing the gain related to this transaction over the period in which the majority of account values is expected to run off, or 20 years.

Separate Account Assets and Liabilities

Separate accounts represent segregated funds that are maintained to meet specific investment objectives of policyholders who direct the investments and bear the investment risk, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

We report separate account assets as a summary total on the Consolidated Balance Sheets based on the fair value of the underlying investments. The underlying investments consist primarily of mutual funds, fixed maturity AFS securities, short-term investments and cash. Investment income and net realized and unrealized gains (losses) of the separate accounts generally accrue directly to the policyholders; therefore, they are not reflected on the Consolidated Statements of Comprehensive Income (Loss), and the Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts. Asset-based fees and contract administration charges (collectively referred to as “policyholder assessments”) are assessed against the accounts and included within fee income on the Consolidated Statements of Comprehensive Income (Loss). An amount equivalent to the separate account assets is recorded as separate account liabilities, representing the account balance obligated to be returned to the policyholder.

Future Contract Benefits

Future contract benefits represent liability reserves, including liability for future policy benefits (“LFPB”), liability for future claims reserves and additional liability for other insurance benefits that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.

The LFPB associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts is measured using a net premium ratio approach. This approach accrues expected benefits and claims in proportion to the premium revenue recognized. For life-contingent payout annuity contracts with limited premium payments, as premium collection is not the completion of the earnings process, gross premiums in excess of net premiums are deferred. This excess of gross premiums received over the related net premiums is referred to as the deferred profit liability (“DPL”). The DPL is included in the LFPB, and profits are recognized over the life of the contracts.

In measuring our LFPB, we establish cohorts, which are groupings of long-duration contracts. Factors that we consider in determining cohorts include, but are not limited to, our contract classification and issue year requirements, product risk characteristics, assumptions and modeling level used in the valuation systems. The net premium ratio is capped at 100% at the individual cohort level. Expected benefits and claims in excess of premium revenue recognized are expensed immediately.

We use actuarial assumptions to best estimate future premium and benefit cash flows (“cash flow assumptions”) as well as the actual historical cash flows received and paid to derive a net premium ratio in measuring the LFPB. These actuarial assumptions include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions (excluding the claims settlement expense assumption that is locked in at inception) in the calculation of the net premium ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of such update. On a quarterly basis, we retrospectively update the net premium ratio for actual experience. The remeasurement of LFPB for both assumption updates and actual experience are reported within policyholder liability remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For all contract cohorts issued after January 1, 2021, interest is accrued on LFPB at the single-A interest rate on the contract cohort inception date. For contract cohorts issued prior to January 1, 2021, interest remains accruing at the original discount rate in effect on the contract cohort inception date due to the modified retrospective transition method. We also remeasure the LFPB using the single-A interest rate as of the end of each reporting period, which is reported within policyholder liability discount rate remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

We evaluate the liability for future claims on our long-term life and disability group products. Given the term and renewal features of our product and funding nature of the associated premiums, we have determined that the liability value is generally zero for policies that are not on claim. Therefore, the liability for future claims represents future payments on claims for which a disability event has occurred as of the valuation date. In measuring the liability for future claims, we establish cohorts similar to the process described above and use actuarial assumptions primarily based on claim termination rates, offsets for other insurance including social security and long-term disability incidence and severity assumptions. Cash flow assumptions are subject to the comprehensive review process discussed above. On a quarterly basis, the liability for future claims is updated for actual claims experience. The remeasurement of the liability for future claims for both assumption updates and actual experience are reported within policyholder liability remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period, which is reported within policyholder liability discount rate remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

We use the single-A interest rate curve to discount cash flows used to calculate the LFPB and the liability for future claims. This curve is developed using the upper-medium grade (low credit risk) fixed-income instrument yields that are intended to reflect the duration characteristics of the applicable insurance liabilities.

We issue UL contracts with separate accounts that may include various types of guaranteed benefits that are not accounted for as MRBs or embedded derivatives. These guaranteed benefits require an additional liability that is calculated by estimating the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative payments plus interest on the liability. Cash flow assumptions incorporated in a benefit ratio in measuring these additional liabilities for other insurance benefits include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions in the calculation of the benefit ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of such update. On a quarterly basis, we retrospectively update the benefit ratio for actual experience. The remeasurement of additional liability for both assumptions and actual experience are reported within policyholder liability remeasurement gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). As future cash flow assumption and experience updates result in changes in expected benefit payments or assessments, the benefit ratio is recalculated using the updated expected benefit payments and assessments over the life of the contract since inception. The revised benefit ratio is then applied to the liability calculation described above.

Premium deficiency testing is performed for interest-sensitive life products periodically using best estimate assumptions as of the testing date to test the adequacy and appropriateness of the established net reserve (i.e., GAAP reserves net of any DSI or VOBA assets). The premium deficiency test is also performed using a discount rate based on the average crediting rate. A premium deficiency exists when the net reserve plus the present value of expected future gross premiums are determined to be insufficient to cover expected future benefits and non-level expenses.

The business written or assumed by us includes participating life insurance contracts, under which the policyholder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.

MRBs

MRBs are contracts or contract features that provide protection to the policyholder from other-than-nominal capital market risk and expose us to other-than-nominal capital market risk upon the occurrence of a specific event or circumstance, such as death, annuitization or periodic withdrawal. MRBs do not include the death benefit component of a life insurance contract (i.e., the difference between the account balance and the death benefit amount). All long-duration insurance contracts and certain investment contracts are subject to

MRB evaluation. An MRB can be in either an asset or a liability position. Our MRB assets and MRB liabilities are reported at fair value separately on the Consolidated Balance Sheets.

We issue variable and fixed annuity contracts that may include various types of guaranteed living benefit (“GLB”) and guaranteed death benefit (“GDB”) riders that we have classified as MRBs. For contracts that contain multiple features that qualify as MRBs, the MRBs are valued on a combined basis using an integrated model. We have entered into reinsurance agreements to cede certain GLB and GDB riders where the reinsurance agreements themselves are accounted for as MRBs or contain MRBs. We therefore record ceded MRB assets and ceded MRB liabilities associated with these reinsurance agreements. Ceded MRB liabilities are included in other assets and ceded MRB assets are included in other liabilities on the Consolidated Balance Sheets.

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, policyholder behavior (e.g., policy lapse, rider utilization, etc.) mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions and projection models used in estimating these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. The assumptions for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. For information on fair value inputs, see Note 12.

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability for policyholder account balances includes UL and VUL and investment-type annuity products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, policyholder assessments, as well as amounts representing the fair value of embedded derivative instruments associated with our IUL and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating these embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

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

Fee Income

Fee income for investment and interest-sensitive life insurance contracts consists of asset-based fees, percent of premium charges, contract administration charges and surrender charges that are assessed against policyholder account balances. Investment products consist primarily of individual and group variable and fixed annuities. Interest-sensitive life insurance products include UL, VUL, linked-benefit UL and VUL and other interest-sensitive life insurance policies. These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance.

The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees. Asset-based fees and contract administration charges are assessed on a daily or monthly basis and recognized as revenue as performance obligations are met, over the period underlying customer assets are owned or advisory services are provided. Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract by the policyholder in accordance with contractual terms. For investment and interest-sensitive life insurance contracts, the amounts collected from policyholders are considered deposits and are not included in revenue.

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

Insurance Premiums

Insurance premiums consist primarily of group insurance products, traditional life insurance and payout annuities with life contingencies. These insurance premiums are recognized as revenue when due.

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

Realized Gain (Loss)

Realized gain (loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value of mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is reported net of allocations of investment gains and losses to certain policyholders, certain funds withheld on reinsurance arrangements and certain modified coinsurance arrangements for which we have a contractual obligation.

MRB Gain (Loss)

MRB gain (loss) includes the change in fair value of MRB and ceded MRB assets and liabilities. Changes in the fair value of MRB assets and liabilities are recognized in net income (loss), except for the portion attributable to the change in non-performance risk that is recognized in OCI. Changes in the fair value of ceded MRB assets and liabilities, including the changes in our counterparties’ non-performance risks, are recognized in net income (loss).

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

Interest Credited

We credit interest to our policyholder account balances based on the contractual terms supporting our products.

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

Policyholder Liability Remeasurement Gain (Loss)

Policyholder liability remeasurement gain (loss) recognized in net income (loss) includes remeasurement gains and losses resulting from updates in cash flow assumptions and actual variance from expected experience used in the net premium ratio or benefit ratio calculation for future policy benefits associated with traditional life insurance and limited payment life-contingent annuity products, liabilities for future claims associated with our group products, and additional liabilities for other insurance benefits on certain guaranteed benefits associated with our UL products.

Policyholder liability remeasurement gain (loss) recognized in OCI includes any changes resulting from the discount rate remeasurement of future policy benefits associated with traditional life insurance and limited payment life-contingent annuity products and liabilities for future claims associated with our group products as of each reporting period.

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

March 12, 2020 through December 31, 2024

This standard may be elected and applied prospectively. We have elected practical expedients under this guidance to maintain hedge accounting for certain derivatives. This ASU has not had a material impact to our consolidated financial condition and results of operations, but we will continue to evaluate those impacts as our transition progresses.

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments	See Note 3 for information about ASU 2018-12.	January 1, 2023

We adopted this ASU effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach, except for market risk benefits for which we applied a full retrospective transition approach. See Note 3 for transition disclosures related to the adoption of this ASU.

3. Adoption of ASU 2018-12

On January 1, 2023, we adopted FASB Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for MRBs, which applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021.

Under ASU 2018-12, we include actual historical cash flows along with best estimate future cash flows to derive the net premium ratio when calculating the LFPB associated with our traditional and limited-payment long-duration contracts. We review and update, if necessary, assumptions used to measure future cash flows included in the net premium ratio at least annually. Historical cash flows included in the net premium ratio are updated for actual experience quarterly and as assumptions are updated. Changes in the measurement of our LFPB result from updates to cash flow assumptions and actual experience, which impacts are reported within policyholder remeasurement gain (loss) on our Consolidated Statements of Comprehensive Income (Loss). We use an upper-medium grade (low credit risk) fixed-income instrument yield (single-A) discount rate when calculating the LFPB. This discount rate is updated quarterly at each reporting date with the impact recognized in OCI. ASU 2018-12 also eliminated loss recognition testing, premium deficiency testing and the provision for adverse deviation for LFPB.

ASU 2018-12 introduced the category of MRBs, which are contracts or contract features that provide protection to the policyholder from other-than-nominal capital market risk and expose us to other-than-nominal capital market risk upon the occurrence of a specific event or circumstance, such as death, annuitization or periodic withdrawal. MRBs are required to be measured at fair value, with periodic changes in fair value reported within MRB gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), except for periodic changes to instrument-specific credit risk related to direct policies, which are recognized in OCI. Changes in the fair value of ceded MRB assets and liabilities are also reported within MRB gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

ASU 2018-12 simplified the amortization model for DAC and DAC-like intangible balances, including VOBA, DSI and DFEL. Historically these balances were amortized in proportion to premium or over expected gross profits. They are now amortized on a constant-level basis over the expected term of the contract. Loss recognition testing and impairment testing are no longer applicable for DAC.

ASU 2018-12 requires disaggregated rollforwards of the beginning of year to the end of the reporting period balances. We also disclose information about inputs, judgments, assumptions, methods, changes during the period and the effect of these changes on the measurement of applicable balances. In determining the appropriate level of aggregation, we considered our reportable segments, nature and risk characteristics of our products and level of aggregation we used in disclosures presented outside the financial statements.

The following table presents the cumulative effect adjustments (in millions), after-tax and shown as increase (decrease), to the components of stockholders’ equity due to the adoption of ASU 2018-12 as of January 1, 2021, by primary accounting topic:

			Total
	Retained		Stockholders’
	Earnings	AOCI	Equity
Shadow impacts:
DAC, VOBA, DSI and DFEL	$-	$2,271	$2,271
Additional liabilities for other
insurance benefits	-	1,197	1,197
LFPB and Other (1)	(187)	(1,715)	(1,902)
MRBs (2)	(6,086)	2,874	(3,212)
Total	$(6,273)	$4,627	$(1,646)

(1)Includes impacts to reserves and ceded reserves reported within future contract benefits and reinsurance recoverables, respectively on the Consolidated Balance Sheets, excluding shadow impacts on additional liabilities for other insurance benefits.

(2)Includes impacts related to MRB assets and MRB liabilities reported on the Consolidated Balance Sheets, and ceded MRBs reported within other assets on the Consolidated Balance Sheets.

The following table summarizes the effect of the adoption of ASU 2018-12 as of January 1, 2021, (in millions) on the Consolidated Balance Sheets:

			Total
	Retained		Stockholders’
	Earnings	AOCI	Equity
DAC, VOBA and DSI	$-	$6,079	$6,079
Reinsurance recoverables	607	2,431	3,038
Other assets (1)	242	-	242
Future contract benefits	(844)	(3,088)	(3,932)
MRBs, net	(7,956)	3,656	(4,300)
DFEL	-	(3,190)	(3,190)
Other liabilities (2)	1,678	(1,261)	417
Total	$(6,273)	$4,627	$(1,646)

(1)Consists primarily of ceded MRB adjustments.

(2)Consists of state and federal tax adjustments.

The following table summarizes the changes in DAC, VOBA and DSI, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from
	Balance	Removal of	Balance
	Pre-Adoption	Shadow	Post-Adoption
	December 31,	Balances	January 1,
	2020	from AOCI	2021
DAC
Traditional Life	$1,082	$-	$1,082
UL and Other	394	5,031	5,425
Variable Annuities	3,518	52	3,570
Fixed Annuities	264	215	479
Group Protection	187	-	187
Retirement Plan Services	120	112	232
Total DAC	5,565	5,410	10,975

VOBA
Traditional Life	67	-	67
UL and Other	180	630	810
Fixed Annuities	-	23	23
Total VOBA	247	653	900

DSI (1)
UL and Other	35	-	35
Variable Annuities	148	2	150
Fixed Annuities	17	13	30
Retirement Plan Services	13	1	14
Total DSI	213	16	229
Total DAC, VOBA and DSI	$6,025	$6,079	$12,104

(1)Pre-adoption DSI balance was previously reported in other assets on the Consolidated Balance Sheets.

The following table summarizes the changes in DFEL, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from
	Balance	Removal of	Balance
	Pre-Adoption	Shadow	Post-Adoption
	December 31,	Balances	January 1,
	2020	from AOCI	2021
DFEL (1)
UL and Other	$113	$3,185	$3,298
Variable Annuities	288	5	293
Total DFEL	$401	$3,190	$3,591

(1)Pre-adoption DFEL balance was previously reported in other contract holder funds on the Consolidated Balance Sheets.

The following table summarizes the changes in future contract benefits, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from	Single-A
	Balance	Removal of	Discount	Cumulative	Balance
	Pre-Adoption	Shadow	Rate	Effect to	Post-Adoption
	December 31,	Balances	Measurement	Retained	January 1,
	2020 (1)	from AOCI	in AOCI	Earnings	2021
LFPB
Traditional Life	$3,483	$-	$943	$-	$4,426
Payout Annuities	2,314	(105)	415	44	2,668
Liability for Future Claims
Group Protection	5,422	-	517	-	5,939
Additional Liabilities for Other
Insurance Benefits
UL and Other	13,649	(1,515)	-	174	12,308
Other Operations (2)	10,463	(80)	2,913	626	13,922
Other (3)	3,565	-	-	-	3,565
Total future contract benefits	$38,896	$(1,700)	$4,788	$844	$42,828

(1)Balance pre-adoption excludes features that meet the definition of an MRB upon transition, including features that were previously accounted for as an additional liability. Also, balance pre-adoption reflects certain reclassifications of non-life contingent account balances from future contract benefits to policyholder account balances within the Consolidated Balance Sheets.

(2)Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($6.3 billion and $7.4 billion as of December 31, 2020, and January 1, 2021, respectively) and Swiss Re ($2.0 billion and $3.5 billion as of December 31, 2020, and January 1, 2021, respectively). Includes LFPB and additional liabilities balances.

(3)Represents other miscellaneous reserves outside the scope of ASU 2018-12.

The following table summarizes the changes in reinsurance recoverables, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Single-A
	Balance	Discount	Cumulative	Balance
	Pre-Adoption	Rate	Effect to	Post-Adoption
	December 31,	Measurement	Retained	January 1,
	2020 (1)	in AOCI	Earnings	2021
Reinsured LFPB
Traditional Life	$755	$151	$-	$906
Payout Annuities	2	-	-	2
Reinsured Liability for Future
Claims
Group Protection	148	14	-	162
Reinsured Additional Liabilities
for Other Insurance Benefits
UL and Other	335	-	(3)	332
Reinsured Other Operations (2)	14,320	2,266	610	17,196
Reinsured Other (3)	790	-	-	790
Total reinsurance recoverables	$16,350	$2,431	$607	$19,388

(1)Balance pre-adoption excludes features that meet the definition of a ceded MRB upon transition, including features that were previously accounted for as reinsured additional liabilities.

(2)Represents reinsurance recoverables reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($12.0 billion and $13.2 billion as of December 31, 2020, and January 1, 2021, respectively) and Swiss Re ($1.3 billion and $2.6 billion as of December 31, 2020, and January 1, 2021, respectively). Includes reinsured LFPB and reinsured additional liabilities balances.

(3)Represents other miscellaneous reinsurance recoverables outside the scope of ASU 2018-12.

The following table summarizes the changes in the net liability position of MRBs, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance	Cumulative	Cumulative	Balance
	Pre-Adoption	Effect of	Effect to	Post-Adoption
	December 31,	Credit Risk	Retained	January 1,
	2020 (1)	to AOCI	Earnings	2021
MRBs, Net
Variable Annuities	$831	$(3,592)	$7,968	$5,207
Fixed Annuities	192	(52)	(22)	118
Retirement Plan Services	11	(12)	10	9
Total MRBs, net	$1,034	$(3,656)	$7,956	$5,334

(1)Balance pre-adoption includes all features that meet the definition of an MRB upon transition, including features that were previously accounted for as additional liabilities or embedded derivatives.

The following table summarizes the changes in the net asset position of ceded MRBs, pre-tax, (in millions) due to the adoption of ASU 2018-12, reported in other assets on the Consolidated Balance Sheets:

	Balance	Cumulative	Balance
	Pre-Adoption	Effect to	Post-Adoption
	December 31,	Retained	January 1,
	2020 (1)	Earnings	2021
Ceded MRBs, Net
Variable Annuities	$215	$121	$336
Total ceded MRBs, net	$215	$121	$336

(1)Balance pre-adoption includes all features that meet the definition of a ceded MRB upon transition, including features that were previously accounted for as reinsured additional liabilities or embedded derivatives.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Balance Sheets:

	As of December 31, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Deferred acquisition costs, value of business acquired and
deferred sales inducements (2)	$13,803	$(1,568)	$12,235
Reinsurance recoverables, net of allowance for credit losses	19,882	(439)	19,443
Market risk benefit assets	-	2,807	2,807
Other assets (2)	20,493	(1,691)	18,802
Total assets	335,108	(891)	334,217
Future contract benefits (2)	41,756	(2,930)	38,826
Market risk benefit liabilities	-	2,078	2,078
Deferred front-end loads (2)	5,669	(617)	5,052
Other liabilities (2)	11,976	45	12,021
Total liabilities	330,539	(1,424)	329,115
Retained earnings	6,707	(783)	5,924
Accumulated other comprehensive income (loss)	(7,668)	1,316	(6,352)
Total stockholders’ equity	4,569	533	5,102

(1)The amounts as previously reported were derived from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023, and disclosed in “Impacts to our Consolidated Financial Statements Related to the Restatement of Previously Issued Consolidated Financial Statements and the adoption of ASU 2018-12” in Note 1.

(2)Certain amounts have been reclassified to conform to the presentation adopted in the current period.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended
	March 31, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$1,568	$(110)	$1,458
Realized gain (loss)	25	156	181
Total revenues	4,674	46	4,720
Benefits	2,568	(412)	2,156
Market risk benefit (gain) loss	-	(1,359)	(1,359)
Policyholder liability remeasurement (gain) loss	-	41	41
Commissions and other expenses	1,235	18	1,253
Total expenses	4,597	(1,712)	2,885
Income (loss) before taxes	77	1,758	1,835
Federal income tax expense (benefit)	(15)	368	353
Net income (loss)	92	1,390	1,482
Unrealized investment gain (loss)	(5,187)	(2,311)	(7,498)
Market risk benefit non-performance risk gain (loss)	-	20	20
Policyholder liability discount rate remeasurement gain (loss)	-	811	811
Total other comprehensive income (loss), net of tax	(5,189)	(1,480)	(6,669)
Comprehensive income (loss)	(5,097)	(90)	(5,187)
Net income (loss) per common share:
Basic	0.53	7.97	8.50
Diluted	0.52	7.87	8.39

(1)The amounts as previously reported were derived from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023, and disclosed in Note 23.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Stockholders’ Equity:

	For the Three Months Ended
	March 31, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-year	$9,578	$(4,382)	$5,196
Net income (loss)	92	1,390	1,482
Retained earnings balance as of end-of-period	9,346	(2,992)	6,354
Accumulated other comprehensive income (loss) balance
as of beginning-of-year	6,411	3,573	9,984
Other comprehensive income (loss), net of tax	(5,189)	(1,480)	(6,669)
Accumulated other comprehensive income (loss) balance
as of end-of-period	1,252	2,063	3,315
Total stockholders’ equity as of end-of-period	15,184	(929)	14,255

(1)The amounts as previously reported were derived from our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023, and disclosed in Note 23.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Cash Flows:

	For the Three Months Ended
	March 31, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Net income (loss)	$92	$1,390	$1,482
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(25)	(156)	(181)
Market risk benefit (gain) loss	-	(1,359)	(1,359)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales
inducements and deferred front-end loads	31	91	122
Insurance liabilities and reinsurance-related balances (2)	999	(363)	636
Federal income tax accruals	39	368	407
Other (2)	(165)	29	(136)

(1)The amounts as previously reported were derived from our Annual Report on Form 10-K/A for the year ended December 31, 2022, originally filed on March 30, 2023, and disclosed in Note 23.

(2)Certain amounts have been reclassified to conform to the presentation adopted in the current period.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2023
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,713	$1,139	$9,377	$27	$80,448
U.S. government bonds	399	9	25	-	383
State and municipal bonds	5,386	279	408	-	5,257
Foreign government bonds	334	19	44	-	309
RMBS	2,223	24	191	6	2,050
CMBS	1,905	1	235	-	1,671
ABS	12,205	42	784	5	11,458
Hybrid and redeemable preferred securities	363	25	27	1	360
Total fixed maturity AFS securities	$111,528	$1,538	$11,091	$39	$101,936

	As of December 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$89,249	$787	$11,004	$9	$79,023
U.S. government bonds	405	5	31	-	379
State and municipal bonds	5,410	172	512	-	5,070
Foreign government bonds	348	17	47	-	318
RMBS	2,216	22	222	7	2,009
CMBS	1,917	3	246	-	1,674
ABS	11,797	38	926	5	10,904
Hybrid and redeemable preferred securities	365	25	30	1	359
Total fixed maturity AFS securities	$111,707	$1,069	$13,018	$22	$99,736

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2023, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,348	$3,309
Due after one year through five years	17,818	17,052
Due after five years through ten years	17,991	16,552
Due after ten years	56,038	49,844
Subtotal	95,195	86,757
Structured securities (RMBS, CMBS, ABS)	16,333	15,179
Total fixed maturity AFS securities	$111,528	$101,936

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2023
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$45,493	$4,662	$19,086	$4,715	$64,579	$9,377
U.S. government bonds	212	18	40	7	252	25
State and municipal bonds	1,115	148	856	260	1,971	408
Foreign government bonds	41	7	98	37	139	44
RMBS	1,251	126	326	65	1,577	191
CMBS	949	83	628	152	1,577	235
ABS	4,686	225	5,888	559	10,574	784
Hybrid and redeemable
preferred securities	64	3	103	24	167	27
Total fixed maturity AFS securities	$53,811	$5,272	$27,025	$5,819	$80,836	$11,091

Total number of fixed maturity AFS securities in an unrealized loss position						8,065

	As of December 31, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$59,929	$9,049	$7,094	$1,955	$67,023	$11,004
U.S. government bonds	261	25	27	6	288	31
State and municipal bonds	1,958	440	237	72	2,195	512
Foreign government bonds	130	19	58	28	188	47
RMBS	1,490	179	193	43	1,683	222
CMBS	1,224	156	320	90	1,544	246
ABS	6,715	552	3,326	374	10,041	926
Hybrid and redeemable
preferred securities	63	5	97	25	160	30
Total fixed maturity AFS securities	$71,770	$10,425	$11,352	$2,593	$83,122	$13,018

Total number of fixed maturity AFS securities in an unrealized loss position						8,175

(1)As of March 31, 2023, and December 31, 2022, we recognized $15 million and $6 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2023
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$2,458	$780	436
Six months or greater, but less than nine months	4,420	1,503	728
Nine months or greater, but less than twelve months	4,350	1,968	638
Twelve months or greater	425	260	86
Total	$11,653	$4,511	1,888

	As of December 31, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$11,351	$3,659	1,500
Six months or greater, but less than nine months	4,411	2,226	650
Nine months or greater, but less than twelve months	447	302	74
Twelve months or greater	2	1	15
Total	$16,211	$6,188	2,239

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $1.9 billion for the three months ended March 31, 2023. As discussed further below, we believe the unrealized loss position as of March 31, 2023, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2023, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2023, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2023, and December 31, 2022, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2023, and December 31, 2022, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.5 billion and $3.7 billion, respectively, and a fair value of $3.3 billion and $3.5 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2023, and December 31, 2022, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2023, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2023, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	March 31, 2023
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$9	$7	$6	$22
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	19	-	-	19
Additions (reductions) for securities for which credit losses
were previously recognized	-	(1)	-	(1)
Reductions for securities disposed	(1)	-	-	(1)
Balance as of end-of-period (2)	$27	$6	$6	$39

	For the Three
	Months Ended
	March 31, 2022
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	-	1	1	2
Reductions for securities disposed	(1)	-	-	(1)
Balance as of end-of-period (2)	$16	$2	$2	$20

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of March 31, 2023 and 2022, accrued investment income on fixed maturity AFS securities totaled $1.1 billion and $1.0 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2023			As of December 31, 2022
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,008	$1,330	$18,338	$17,003	$1,315	$18,318
30 to 59 days past due	-	29	29	19	23	42
60 to 89 days past due	19	10	29	-	6	6
90 or more days past due	-	31	31	-	33	33
Allowance for credit losses	(83)	(20)	(103)	(84)	(15)	(99)
Unamortized premium (discount)	(8)	36	28	(8)	36	28
Mark-to-market gains (losses) (1)	(25)	-	(25)	(27)	-	(27)
Total carrying value	$16,911	$1,416	$18,327	$16,903	$1,398	$18,301

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 12 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 28% and 27% of commercial mortgage loans on real estate as of March 31, 2023, and December 31, 2022, respectively, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of March 31, 2023, and December 31, 2022.

Our residential mortgage loan portfolio had the largest concentrations in California, which accounted for 16% and 17% of residential mortgage loans on real estate as of March 31, 2023, and December 31, 2022, respectively, and New Jersey, which accounted for 12% of residential mortgage loans on real estate as of March 31, 2023, and December 31, 2022.

As of March 31, 2023, and December 31, 2022, we had 74 and 73 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of March 31, 2023, and December 31, 2022, we had 36 and 49 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $15 million and $21 million, respectively.

As of March 31, 2023, and December 31, 2022, there were three and two specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of less than $1 million.

As of March 31, 2023, and December 31, 2022, there were 47 and 37 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $19 million and $16 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Average aggregate carrying value for impaired mortgage loans on real estate	$18	$21
Interest income recognized on impaired mortgage loans on real estate	-	-
Interest income collected on impaired mortgage loans on real estate	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2023		As of December 31, 2022
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	32	-	34
Total	$-	$32	$-	$34

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2023
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2023	$155	1.61	$-	-	$-	-	$155
2022	1,769	2.06	97	2.02	1	1.13	1,867
2021	2,349	3.05	70	1.51	-	-	2,419
2020	1,284	2.86	14	1.54	-	-	1,298
2019	2,673	2.23	93	1.50	18	1.43	2,784
2018 and prior	8,192	2.40	221	1.54	83	1.33	8,496
Total	$16,422		$495		$102		$17,019

	As of December 31, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$1,769	2.06	$105	1.50	$2	1.45	$1,876
2021	2,354	3.05	72	1.53	-	-	2,426
2020	1,289	3.00	17	1.58	-	-	1,306
2019	2,685	2.18	81	1.50	29	1.58	2,795
2018	2,225	2.17	71	1.62	-	-	2,296
2017 and prior	6,184	2.44	131	1.75	-	-	6,315
Total	$16,506		$477		$31		$17,014

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$13	$-	$13
2022	613	7	620
2021	513	6	519
2020	89	2	91
2019	116	14	130
2018 and prior	60	3	63
Total	$1,404	$32	$1,436

	As of December 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$578	$5	$583
2021	527	6	533
2020	90	3	93
2019	119	18	137
2018	65	2	67
2017 and prior	-	-	-
Total	$1,379	$34	$1,413

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	March 31, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$84	$15	$99
Additions (reductions) from provision for credit loss expense (1)	(1)	5	4
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$83	$20	$103

	For the Three
	Months Ended
	March 31, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$79	$17	$96
Additions (reductions) from provision for credit loss expense (1)	(20)	1	(19)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$59	$18	$77

(1)We did not recognize any credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2023. We recognized $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2022.

(2)Accrued investment income on mortgage loans on real estate totaled $52 million and $49 million as of March 31, 2023 and 2022, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2023, and December 31, 2022, alternative investments included investments in 330 and 337 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(18)	$1
RMBS	1	(1)
ABS	-	(1)
Total credit loss benefit (expense)	$(17)	$(1)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$3,552	$3,552	$3,284	$3,284
Securities pledged under securities lending agreements (2)	296	288	298	287
Investments pledged for FHLBI (3)	2,955	3,649	3,130	3,925
Total payables for collateral on investments	$6,803	$7,489	$6,712	$7,496

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of March 31, 2023, and December 31, 2022, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three
	Months Ended
	March 31,
	2023	2022
Collateral payable for derivative investments	$268	$(786)
Securities pledged under securities lending agreements	(2)	17
Investments pledged for FHLBI	(175)	750
Total increase (decrease) in payables for collateral on investments	$91	$(19)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2023
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$279	$-	$-	$-	$279
Foreign government bonds	8	-	-	-	8
Equity securities	9	-	-	-	9
Total gross secured borrowings	$296	$-	$-	$-	$296

	As of December 31, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$288	$-	$-	$-	$288
Foreign government bonds	2	-	-	-	2
Equity securities	8	-	-	-	8
Total gross secured borrowings	$298	$-	$-	$-	$298

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2023, the fair value of all collateral received that we are permitted to sell or re-pledge was $26 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of March 31, 2023, our investment commitments were $2.5 billion, which included $1.8 billion of LPs, $405 million of private placement securities and $277 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of March 31, 2023, and December 31, 2022, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $780 million and $745 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $716 million and $720 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2023, and December 31, 2022, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.7 billion and $16.6 billion, respectively, or 12% and 13%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $15.4 billion and $15.1 billion, respectively, or 11% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

5. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2023			As of December 31, 2022
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$547	$-	1	$568	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022.

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

Limited Partnerships and Limited Liability Companies

We invest in certain limited partnerships (“LPs”) and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $3.1 billion as of March 31, 2023, and December 31, 2022.

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

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy. These instruments are economic hedges unless otherwise noted and include:

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps to hedge the interest rate exposure within our life and annuity products.

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

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Policyholders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity and VUL products. Put options are contracts that require buyers to pay at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

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

We sell CDSs to offer credit protection to policyholders and investors. The CDSs hedge the policyholders and investors against a drop in bond prices due to credit concerns of certain bond issuers. A CDS allows the investor to put the bond back to us at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

Embedded Derivatives

We have embedded derivatives that include:

Indexed Annuity and IUL Contracts Embedded Derivatives

Our indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. Policyholders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2023			As of December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,295	$67	$143	$2,590	$123	$232
Foreign currency contracts (1)	4,400	637	19	4,383	643	18
Total cash flow hedges	6,695	704	162	6,973	766	250
Fair value hedges:
Interest rate contracts (1)	1,115	1	68	1,155	2	44
Non-Qualifying Hedges
Interest rate contracts (1)	83,299	607	764	105,977	709	935
Foreign currency contracts (1)	363	19	2	395	27	2
Equity market contracts (1)	215,684	6,372	2,837	142,946	5,135	2,035
Commodity contracts (1)	13	23	-	13	14	3
Credit contracts (1)	122	-	-	-	-	-
Embedded derivatives:
Reinsurance-related (2)	-	367	-	-	416	-
Indexed annuity and IUL contracts (2) (3)	-	305	5,796	-	525	4,783
Total derivative instruments	$307,291	$8,398	$9,629	$257,459	$7,594	$8,052

(1)These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.

(2)Reported in other assets and other liabilities on the Consolidated Balance Sheets.

(3)Reported in policyholder account balances on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2023
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$19,876	$19,738	$21,449	$21,433	$4,213	$86,709
Foreign currency contracts (2)	220	767	1,622	2,112	42	4,763
Equity market contracts	158,344	38,948	7,515	9	10,868	215,684
Commodity contracts	13	-	-	-	-	13
Credit contracts	-	50	72	-	-	122
Total derivative instruments
with notional amounts	$178,453	$59,503	$30,658	$23,554	$15,123	$307,291

(1)As of March 31, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of March 31, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$556	$587	$60	$44
Long-term debt (1)	(719)	(698)	156	177

(1)Includes $(337) million and $(341) million of unamortized adjustments from discontinued hedges as of March 31, 2023, and December 31, 2022, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$388	$(85)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	58	61
Foreign currency contracts	76	(17)
Change in foreign currency exchange rate adjustment	(67)	75
Income tax benefit (expense)	(15)	(24)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	-	1
Interest rate contracts (2)	6	(6)
Foreign currency contracts (1)	14	13
Foreign currency contracts (3)	2	3
Income tax benefit (expense)	(5)	(2)
Balance as of end-of-period	$423	$1

(1)The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended March 31,
	2023			2022
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(828)	$1,466	$83	$181	$1,411	$66

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	16	(21)	-	(63)	58
Derivatives designated as
hedging instruments	-	(16)	21	-	63	(58)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	6	-	1	(6)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	2	14	-	3	13	-

Non-Qualifying Hedges
Interest rate contracts	332	-	-	(821)	-	-
Foreign currency contracts	(1)	-	-	-	-	-
Equity market contracts	(53)	-	-	(324)	-	-
Commodity contracts	11	-	-	-	-	-
Credit contracts	(1)	-	-	-	-	-
Embedded derivatives:
Reinsurance-related	(49)	-	-	263	-	-
Indexed annuity and IUL
contracts	(713)	-	-	506	-	-

As of March 31, 2023, $80 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2023 and 2022, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2023 and December 31, 2022, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2023, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2023, or December 31, 2022.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2023		As of December 31, 2022
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$510	$(5)	$383	$(6)
A+	1,781	(111)	1,718	(166)
A	1,247	(5)	1,172	-
	$3,538	$(121)	$3,273	$(172)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2023
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$7,708	$672	$8,380
Gross amounts offset	(3,703)	-	(3,703)
Net amount of assets	4,005	672	4,677
Gross amounts not offset:
Cash collateral	(3,538)	-	(3,538)
Non-cash collateral (1)	(467)	-	(467)
Net amount	$-	$672	$672

Financial Liabilities
Gross amount of recognized liabilities	$129	$5,796	$5,925
Gross amounts offset	(17)	-	(17)
Net amount of liabilities	112	5,796	5,908
Gross amounts not offset:
Cash collateral (2)	(112)	-	(112)
Non-cash collateral (2)	-	-	-
Net amount	$-	$5,796	$5,796

(1)Excludes excess non-cash collateral received of $760 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

(2)Excludes excess cash collateral pledged of $9 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements. There was no excess non-cash collateral pledged as of March 31, 2023.

	As of December 31, 2022
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$6,604	$941	$7,545
Gross amounts offset	(3,010)	-	(3,010)
Net amount of assets	3,594	941	4,535
Gross amounts not offset:
Cash collateral	(3,273)	-	(3,273)
Non-cash collateral (1)	(321)	-	(321)
Net amount	$-	$941	$941

Financial Liabilities
Gross amount of recognized liabilities	$260	$4,783	$5,043
Gross amounts offset	(50)	-	(50)
Net amount of liabilities	210	4,783	4,993
Gross amounts not offset:
Cash collateral	(172)	-	(172)
Non-cash collateral (2)	(38)	-	(38)
Net amount	$-	$4,783	$4,783

(1)Excludes excess non-cash collateral received of $1.1 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

Excludes excess non-cash collateral pledged of $8 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

7. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
DAC, VOBA and DSI
Traditional Life	$1,400	$1,383
UL and Other	6,133	6,100
Variable Annuities	3,870	3,879
Fixed Annuities	475	479
Group Protection	142	141
Retirement Plan Services	257	253
Total DAC, VOBA and DSI	$12,277	$12,235

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
DFEL
UL and Other	$4,966	$4,766
Variable Annuities	284	286
Total DFEL	$5,250	$5,052

The following tables summarize the changes in DAC (in millions):

	For the Three Months Ended March 31, 2023
						Retirement
	Traditional	UL and	Variable	Fixed	Group	Plan
	Life	Other	Annuities	Annuities	Protection	Services

Balance as of beginning-of-year	$1,333	$5,605	$3,751	$439	$141	$236
Deferrals	55	118	84	14	25	6
Amortization	(36)	(73)	(90)	(17)	(24)	(5)
Balance as of end-of-period	$1,352	$5,650	$3,745	$436	$142	$237

	For the Year Ended December 31, 2022
						Retirement
	Traditional	UL and	Variable	Fixed	Group	Plan
	Life	Other	Annuities	Annuities	Protection	Services

Balance as of beginning-of-year	$1,195	$5,360	$3,717	$448	$140	$235
Deferrals	266	539	391	60	98	20
Amortization	(128)	(294)	(357)	(69)	(97)	(19)
Balance as of end-of-year	$1,333	$5,605	$3,751	$439	$141	$236

DAC amortization expense of $245 million and $239 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Three Months Ended March 31, 2023
	Traditional	UL and	Fixed
	Life	Other	Annuities

Balance as of beginning-of-year	$50	$465	$17
Deferrals	-	-	1
Amortization	(2)	(11)	(1)
Balance as of end-of-period	$48	$454	$17

	For the Year Ended December 31, 2022
	Traditional	UL and	Fixed
	Life	Other	Annuities

Balance as of beginning-of-year	$59	$511	$20
Deferrals	-	2	-
Amortization	(9)	(48)	(3)
Balance as of end-of-year	$50	$465	$17

VOBA amortization expense of $14 million and $15 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, respectively. No additions or write-offs were recorded for each respective year.

The following tables summarize the changes in DSI (in millions):

	For the Three Months Ended March 31, 2023
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services

Balance as of beginning-of-year	$30	$128	$23	$17
Deferrals	-	1	-	2
Amortization	(1)	(4)	(1)	1
Balance as of end-of-period	$29	$125	$22	$20

	For the Year Ended December 31, 2022
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services

Balance as of beginning-of-year	$31	$139	$27	$14
Deferrals	1	1	-	4
Amortization	(2)	(12)	(4)	(1)
Balance as of end-of-year	$30	$128	$23	$17

DSI amortization expense of $5 million and $5 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, respectively.

The following tables summarize the changes in DFEL (in millions):

	For the Three Months Ended		For the Year Ended
	March 31, 2023		December 31, 2022
	UL and	Variable	UL and	Variable
	Other	Annuities	Other	Annuities

Balance as of beginning-of-year	$4,766	$286	$3,934	$291
Deferrals	261	5	1,061	23
Amortization	(61)	(7)	(229)	(28)
Balance as of end-of-period	$4,966	$284	$4,766	$286

DFEL amortization of $68 million and $65 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, respectively.

8. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of March 31, 2023			As of December 31, 2022
			Net			Net
			(Assets)			(Assets)
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Variable Annuities	$3,305	$1,893	$(1,412)	$2,666	$2,004	$(662)
Fixed Annuities	114	83	(31)	117	72	(45)
Retirement Plan Services	26	-	(26)	24	2	(22)
Total MRBs	$3,445	$1,976	$(1,469)	$2,807	$2,078	$(729)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Three Months Ended			As of or For the Year Ended
	March 31, 2023			December 31, 2022
			Retirement			Retirement
	Variable	Fixed	Plan	Variable	Fixed	Plan
	Annuities	Annuities	Services	Annuities	Annuities	Services
Balance as of beginning-of-year	$(662)	$(45)	$(22)	$2,398	$114	$(1)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	1,511	(5)	(20)	4,823	158	12
Issuances	1	-	-	12	-	(3)
Attributed fees collected	379	9	2	1,571	32	6
Benefit payments	(19)	-	-	(63)	-	-
Effect of changes in interest rates	1,406	31	5	(9,346)	(232)	(55)
Effect of changes in equity markets	(1,029)	(2)	(6)	4,293	12	18
Effect of changes in equity index volatility	(286)	-	(2)	(225)	14	(1)
In-force updates and other changes in MRBs (1)	76	1	-	661	10	3
Effect of changes in future expected
policyholder behavior	-	-	-	(158)	1	-
Effect of changes in other future expected
assumptions (2)	-	-	-	(57)	-	-
Balance as of end-of-period, before the effect of
changes in non-performance risk	2,039	34	(21)	1,511	(5)	(20)
Effect of cumulative changes in
non-performance risk	(3,451)	(65)	(5)	(2,173)	(40)	(2)
Balance as of end-of-period	(1,412)	(31)	(26)	(662)	(45)	(22)
Less: ceded MRB assets (liabilities)	(246)	-	-	(193)	-	-
Balance as of end-of-period, net of reinsurance	$(1,166)	$(31)	$(26)	$(469)	$(45)	$(22)

Weighted-average age of policyholders (years)	71	68	63	71	68	63
Net amount at risk (3)	6,268	192	9	7,974	171	15

(1)Consists primarily of changes in MRB assets and liabilities related to differences between separate account fund performance and modeled indices and other changes such as actual to expected policyholder behavior.

(2)Consists primarily of the update of fund mapping, volatility and other capital market assumptions.

(3)Net amount at risk (“NAR”) is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For GLBs, the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit feature exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.

For the year ended December 31, 2022, Variable Annuities had a favorable impact from updates to policyholder benefit utilization behavior and fund mapping and volatility assumptions. Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

See “MRBs” in Note 1 and Note 12 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of	As of
	March 31,	December 31,
	2023	2022
Mutual funds and collective investment trusts	$147,765	$142,892
Exchange-traded funds	214	258
Fixed maturity AFS securities	173	169
Cash and invested cash	145	98
Other investments	124	119
Total	$148,421	$143,536

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
UL and Other	$22,162	$20,920
Variable Annuities	108,334	105,573
Retirement Plan Services	17,876	16,996
Other Operations (1)	49	47
Total separate account liabilities	$148,421	$143,536

(1)Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($43 million and $42 million as of March 31, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Three Months Ended			As of or For the Year Ended
	March 31, 2023			December 31, 2022
			Retirement			Retirement
	UL and	Variable	Plan	UL and	Variable	Plan
	Other	Annuities	Services	Other	Annuities	Services
Balance as of beginning-of-year	$20,920	$105,573	$16,996	$24,785	$136,665	$21,068
Gross deposits	394	624	554	1,900	3,371	2,378
Withdrawals	(75)	(2,436)	(586)	(454)	(9,238)	(2,378)
Policyholder assessments	(238)	(624)	(40)	(938)	(2,603)	(164)
Change in market performance	1,193	5,054	978	(4,371)	(23,194)	(3,710)
Net transfers from (to) general account	(32)	143	(26)	(2)	572	(198)
Balance as of end-of-period	$22,162	$108,334	$17,876	$20,920	$105,573	$16,996

Cash surrender value	$19,863	$106,796	$17,862	$18,666	$103,987	$16,982

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
UL and Other	$37,533	$37,694
Variable Annuities	23,771	22,184
Fixed Annuities	24,019	23,365
Retirement Plan Services	24,994	25,138
Other (1)	5,850	6,054
Total policyholder account balances	$116,167	$114,435

(1)Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($5.4 billion and $5.7 billion as of March 31, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Three Months Ended March 31, 2023
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services
Balance as of beginning-of-year	$37,694	$22,184	$23,365	$25,138
Gross deposits	926	1,222	1,317	701
Withdrawals	(393)	(170)	(889)	(1,113)
Policyholder assessments	(1,128)	-	(15)	(3)
Net transfers from (to) separate account	32	(114)	-	103
Interest credited	373	109	154	168
Change in fair value of embedded derivative
instruments	29	540	87	-
Balance as of end-of-period	$37,533	$23,771	$24,019	$24,994

Weighted-average crediting rate	4.0%	1.9%	2.6%	2.7%
Net amount at risk (1)(2)	$303,412	$6,268	$192	$9
Cash surrender value	34,033	22,698	23,125	24,989

	As of or For the Year Ended December 31, 2022
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services
Balance as of beginning-of-year	$38,200	$19,148	$22,552	$23,579
Gross deposits	3,921	5,178	3,284	4,012
Withdrawals	(1,244)	(417)	(2,514)	(3,579)
Policyholder assessments	(4,496)	(2)	(51)	(13)
Net transfers from (to) separate account	2	(492)	-	510
Interest credited	1,494	287	532	629
Change in fair value of embedded derivative
instruments	(183)	(1,518)	(438)	-
Balance as of end-of-year	$37,694	$22,184	$23,365	$25,138

Weighted-average crediting rate	3.9%	1.4%	2.4%	2.6%
Net amount at risk (1)(2)	$304,348	$7,974	$171	$15
Cash surrender value	34,210	21,147	22,529	25,133

(1)NAR is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For GLBs, the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit rider exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.

(2)Calculation is based on total account balances and includes both policyholder account balances and separate account balances.

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of March 31, 2023
					Greater
		1-50 Basis	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
UL and Other
Up to 1.00%	$312	$-	$202	$26	$348	$888
1.01% - 2.00%	556	-	-	-	3,229	3,785
2.01% - 3.00%	7,130	158	-	-	-	7,288
3.01% - 4.00%	16,107	-	1	-	-	16,108
4.01% and above	3,767	-	-	-	-	3,767
Other (1)	-	-	-	-	-	5,697
Total	$27,872	$158	$203	$26	$3,577	$37,533

Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	-	8	12
2.01% - 3.00%	634	-	-	-	-	634
3.01% - 4.00%	1,503	-	-	-	-	1,503
4.01% and above	10	-	-	-	-	10
Other (1)	-	-	-	-	-	21,612
Total	$2,151	$-	$-	$-	$8	$23,771

Fixed Annuities
Up to 1.00%	$831	$447	$578	$448	$1,773	$4,077
1.01% - 2.00%	559	141	184	493	1,083	2,460
2.01% - 3.00%	1,885	6	2	-	-	1,893
3.01% - 4.00%	1,473	-	-	-	-	1,473
4.01% and above	193	-	-	-	-	193
Other (1)	-	-	-	-	-	13,923
Total	$4,941	$594	$764	$941	$2,856	$24,019

Retirement Plan Services
Up to 1.00%	$595	$751	$3,062	$2,911	$2,213	$9,532
1.01% - 2.00%	977	2,629	1,196	527	-	5,329
2.01% - 3.00%	3,093	-	-	-	-	3,093
3.01% - 4.00%	5,442	-	-	-	-	5,442
4.01% and above	1,598	-	-	-	-	1,598
Total	$11,705	$3,380	$4,258	$3,438	$2,213	$24,994

	As of December 31, 2022
					Greater
		1-50 Basis	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
UL and Other
Up to 1.00%	$318	$-	$194	$29	$292	$833
1.01% - 2.00%	558	-	-	-	3,282	3,840
2.01% - 3.00%	7,218	156	-	-	-	7,374
3.01% - 4.00%	16,282	-	1	-	-	16,283
4.01% and above	3,824	-	-	-	-	3,824
Other (1)	-	-	-	-	-	5,540
Total	$28,200	$156	$195	$29	$3,574	$37,694

Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	8	-	12
2.01% - 3.00%	658	-	-	-	-	658
3.01% - 4.00%	1,545	-	-	-	-	1,545
4.01% and above	11	-	-	-	-	11
Other (1)	-	-	-	-	-	19,958
Total	$2,218	$-	$-	$8	$-	$22,184

Fixed Annuities
Up to 1.00%	$891	$497	$589	$563	$1,330	$3,870
1.01% - 2.00%	546	145	181	492	1,058	2,422
2.01% - 3.00%	1,996	7	2	-	-	2,005
3.01% - 4.00%	1,320	-	-	-	-	1,320
4.01% and above	193	-	-	-	-	193
Other (1)	-	-	-	-	-	13,555
Total	$4,946	$649	$772	$1,055	$2,388	$23,365

Retirement Plan Services
Up to 1.00%	$961	$1,001	$4,304	$1,703	$1,908	$9,877
1.01% - 2.00%	1,774	2,197	982	462	-	5,415
2.01% - 3.00%	2,711	1	-	-	-	2,712
3.01% - 4.00%	5,622	1	-	-	-	5,623
4.01% and above	1,511	-	-	-	-	1,511
Total	$12,579	$3,200	$5,286	$2,165	$1,908	$25,138

(1)Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of	As of
	March 31,	December 31,
	2023	2022
Traditional Life (1)	$3,681	$3,509
Payout Annuities (1)	2,068	2,004
Group Protection (2)	5,492	5,462
UL and Other (3)	15,384	14,818
Other Operations (4)	9,883	9,782
Other (5)	3,249	3,251
Total future contract benefits	$39,757	$38,826

(1)See “LFPB” below for further information.

(2)See “Liability for Future Claims” below for further information.

(3)See “Additional Liabilities for Other Insurance Benefits” below for further information.

(4)Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.5 billion and $5.4 billion as of March 31, 2023, and December 31, 2022, respectively) and Swiss Re ($2.3 billion as of March 31, 2023, and December 31, 2022) that are excluded from the following tables.

(5)Represents other miscellaneous reserves outside the scope of ASU 2018-12 that are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the		As of or For the
	Three Months Ended		Year Ended
	March 31, 2023		December 31, 2022
	Traditional	Payout	Traditional	Payout
	Life	Annuities	Life	Annuities
Present Value of Expected Net Premiums
Balance as of beginning-of-year	$6,063	$-	$6,858	$-
Beginning balance of original discount rate	6,645	-	5,975	-
Effect of changes in cash flow assumptions	-	-	(484)	-
Effect of actual variances from expected
experience	(241)	-	50	-
Adjusted balance as of beginning-of-year	6,404	-	5,541	-
Issuances	176	-	1,656	-
Interest accrual	60	-	222	-
Net premiums collected	(203)	-	(765)	-
Flooring impact of LFPB	2	-	(9)	-
Ending balance at original discount rate	6,439	-	6,645	-
Effect of cumulative changes in discount
rate assumptions	(230)	-	(582)	-
Balance as of end-of-period	$6,209	$-	$6,063	$-

Present Value of Expected LFPB
Balance as of beginning-of-year	$9,572	$2,004	$11,008	$2,512
Beginning balance of original discount rate (1)	10,357	2,267	9,447	2,246
Effect of changes in cash flow assumptions	-	-	(415)	-
Effect of actual variances from expected
experience	(251)	(1)	69	3
Adjusted balance as of beginning-of-year	10,106	2,266	9,101	2,249
Issuances	177	27	1,655	122
Interest accrual	95	21	356	84
Benefit payments	(186)	(46)	(755)	(188)
Ending balance at original discount rate (1)	10,192	2,268	10,357	2,267
Effect of cumulative changes in discount
rate assumptions	(302)	(200)	(785)	(263)
Balance as of end-of-period	$9,890	$2,068	$9,572	$2,004

Net balance as of end-of-period	$3,681	$2,068	$3,509	$2,004
Less: reinsurance recoverables	520	3	532	3
Net balance as of end-of-period, net of reinsurance	$3,161	$2,065	$2,977	$2,001

Weighted-average duration of future policyholder
benefit liability (years)	10	9	10	9

(1)Includes DPL within Payout Annuities of $43 million, $38 million and $22 million as of March 31, 2023, December 31, 2022 and December 31, 2021, respectively.

For the year ended December 31, 2022, Traditional Life had updates to the mortality and lapse assumptions resulting in lower projected premiums and benefits, and a corresponding increase in reserves. Payout Annuities did not have any significant assumption updates.

For the three months ended March 31, 2023, and for the year ended December 31, 2022, Traditional Life and Payout Annuities did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of March 31, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Traditional Life
Expected future gross premiums	$14,005	$9,750	$13,945	$9,475
Expected future benefit payments	13,758	9,890	13,640	9,572
Payout Annuities
Expected future gross premiums	-	-	-	-
Expected future benefit payments	3,461	2,068	3,472	2,004

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Traditional Life
Gross premiums	$313	$1,211
Interest accretion	35	134
Payout Annuities
Gross premiums	28	133
Interest accretion	21	84

The following table summarizes the weighted-average interest rates:

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Traditional Life
Interest accretion rate	5.1%	5.1%
Current discount rate	4.8%	5.1%
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	4.9%	5.3%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For
	the Three	As of or For
	Months	the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Balance as of beginning-of-year	$5,462	$5,936
Beginning balance of original discount rate	6,059	5,674
Effect of changes in cash flow assumptions	-	15
Effect of actual variances from expected
experience	(100)	(117)
Adjusted beginning-of-year balance	5,959	5,572
New incidence	437	1,777
Interest	42	141
Benefit payments	(377)	(1,431)
Ending balance at original discount rate	6,061	6,059
Effect of cumulative changes in discount
rate assumptions	(569)	(597)
Balance as of end-of-period	5,492	5,462
Less: reinsurance recoverables	126	127
Balance as of end-of-period, net of reinsurance	$5,366	$5,335

Weighted-average duration of liability for future
claims (years)	4	4

For the year ended December 31, 2022, we had an unfavorable impact from updates to the long-term disability incidence and severity assumptions, partially offset by favorable impacts from updates to the life waiver termination rate assumptions. For the three months ended March 31, 2023, and for the year ended December 31, 2022, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of March 31, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,086	$6,061	$7,063	$6,059

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Group Protection
Gross premiums	$885	$3,393
Interest accretion	42	141

The following table summarizes the weighted-average interest rates:

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Group Protection
Interest accretion rate	2.9%	2.8%
Current discount rate	4.8%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For
	the Three	As of or For
	Months	the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
Balance as of beginning-of-year	$14,818	$12,556
Balance as of beginning-of-year, excluding
shadow balance in AOCI	15,723	11,443
Effect of changes in cash flow assumptions	-	3,108
Effect of actual variances from expected
experience	(9)	195
Adjusted beginning-of-year balance	15,714	14,746
Issuances	-	7
Interest accrual	186	626
Net assessments collected	336	972
Benefit payments	(183)	(628)
Balance as of end-of-period, excluding
shadow balance in AOCI	16,053	15,723
Balance as of end-of-period	15,384	14,818
Less: reinsurance recoverables	862	856
Balance as of end-of-period, net of reinsurance	$14,522	$13,962

Weighted-average duration of additional liabilities
for other insurance benefits (years)	17	17

For the year ended December 31, 2022, we had an unfavorable impact primarily from updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of $1.9 billion, net of reinsurance, after-tax, and to a lesser extent mortality and morbidity assumptions. We had unfavorable actual mortality experience compared to expected due to ongoing effects of the COVID-19 pandemic.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
UL and Other
Gross assessments	$915	$2,818
Interest accretion	186	626

The following table summarizes the weighted-average interest rates:

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2023	2022
UL and Other
Interest accretion rate	5%	5%

12. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$101,936	$101,936	$99,736	$99,736
Trading securities	3,266	3,266	3,498	3,498
Equity securities	414	414	427	427
Mortgage loans on real estate	18,327	16,967	18,301	16,553
Derivative investments	4,005	4,005	3,594	3,594
Other investments	3,892	3,892	3,739	3,739
Cash and invested cash	3,766	3,766	3,343	3,343
MRB assets	3,445	3,445	2,807	2,807
Other assets:
Ceded MRBs	6	6	12	12
Reinsurance-related embedded derivatives	367	367	416	416
Indexed annuity ceded embedded derivatives	305	305	525	525
Separate account assets	148,421	148,421	143,536	143,536

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(44,184)	(32,790)	(43,578)	(34,274)
Indexed annuity and IUL contracts embedded derivatives	(5,796)	(5,796)	(4,783)	(4,783)
MRB liabilities	(1,976)	(1,976)	(2,078)	(2,078)
Short-term debt	(500)	(498)	(500)	(496)
Long-term debt	(5,974)	(4,880)	(5,955)	(5,005)
Other liabilities:
Ceded MRBs	(252)	(252)	(205)	(205)
Derivative liabilities	(112)	(112)	(210)	(210)
Remaining guaranteed interest and similar contracts	(532)	(532)	(574)	(574)

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

Policyholder Account Balances

Policyholder account balances include account balances of certain investment contracts. The fair value of the account balances of certain investment contracts is based on their approximate surrender value as of the balance sheet date. The inputs used to measure the fair value of these policyholder account balances are classified as Level 3 within the fair value hierarchy.

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2023, and December 31, 2022, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
Fair value	$490	$487
Aggregate contractual principal	515	514

As of March 31, 2023, and December 31, 2022, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2023, or December 31, 2022.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$78,093	$2,355	$80,448
U.S. government bonds	360	23	-	383
State and municipal bonds	-	5,221	36	5,257
Foreign government bonds	-	309	-	309
RMBS	-	2,049	1	2,050
CMBS	-	1,671	-	1,671
ABS	-	10,358	1,100	11,458
Hybrid and redeemable preferred securities	45	256	59	360
Trading securities	-	2,808	458	3,266
Equity securities	-	277	137	414
Mortgage loans on real estate	-	-	490	490
Derivative investments (1)	-	7,246	480	7,726
Other investments – short-term investments	-	78	-	78
Cash and invested cash	-	3,766	-	3,766
MRB assets	-	-	3,445	3,445
Other assets:
Ceded MRBs	-	-	6	6
Reinsurance-related embedded derivatives	-	367	-	367
Indexed annuity ceded embedded derivatives	-	-	305	305
Separate account assets	407	148,014	-	148,421
Total assets	$812	$260,536	$8,872	$270,220

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(5,796)	$(5,796)
MRB liabilities	-	-	(1,976)	(1,976)
Other liabilities:
Ceded MRBs	-	-	(252)	(252)
Derivative liabilities (1)	-	(3,354)	(479)	(3,833)
Total liabilities	$-	$(3,354)	$(8,503)	$(11,857)

	As of December 31, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,728	$2,295	$79,023
U.S. government bonds	359	20	-	379
State and municipal bonds	-	5,035	35	5,070
Foreign government bonds	-	318	-	318
RMBS	-	2,008	1	2,009
CMBS	-	1,674	-	1,674
ABS	-	9,787	1,117	10,904
Hybrid and redeemable preferred securities	41	269	49	359
Trading securities	-	2,917	581	3,498
Equity securities	-	274	153	427
Mortgage loans on real estate	-	-	487	487
Derivative investments (1)	-	6,048	605	6,653
Other investments – short-term investments	-	75	-	75
Cash and invested cash	-	3,343	-	3,343
MRB assets	-	-	2,807	2,807
Other assets:
Ceded MRBs	-	-	12	12
Reinsurance-related embedded derivatives	-	416	-	416
Indexed annuity ceded embedded derivatives	-	-	525	525
Separate account assets	412	143,124	-	143,536
Total assets	$812	$252,036	$8,667	$261,515

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(4,783)	$(4,783)
MRB liabilities	-	-	(2,078)	(2,078)
Other liabilities:
Ceded MRBs	-	-	(205)	(205)
Derivative liabilities (1)	-	(2,666)	(603)	(3,269)
Total liabilities	$-	$(2,666)	$(7,669)	$(10,335)

(1)Derivative investment assets and liabilities are presented within the fair value hierarchy on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology. The summary schedule excludes changes to MRB assets and MRB liabilities as these balances are rolled forward in Note 8.

	For the Three Months Ended March 31, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,295	$1	$13	$30	$16	$2,355
State and municipal bonds	35	-	1	-	-	36
RMBS	1	-	-	-	-	1
ABS	1,117	-	8	168	(193)	1,100
Hybrid and redeemable preferred
securities	49	-	-	(2)	12	59
Trading securities	581	4	-	(127)	-	458
Equity securities	153	(16)	-	-	-	137
Mortgage loans on real estate	487	2	3	(2)	-	490
Derivative investments	2	(1)	-	-	-	1
Other assets:
Ceded MRBs (3)	12	(6)	-	-	-	6
Indexed annuity ceded embedded
derivatives (4)	525	6	-	(226)	-	305
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(4,783)	(719)	-	(294)	-	(5,796)
Other liabilities – ceded MRBs (3)	(205)	(47)	-	-	-	(252)
Total, net	$269	$(776)	$25	$(453)	$(165)	$(1,100)

	For the Three Months Ended March 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$1	$(353)	$358	$134	$5,860
Foreign government bonds	41	-	(1)	-	-	40
RMBS	4	-	-	12	(3)	13
CMBS	-	-	-	17	-	17
ABS	870	-	(27)	187	(42)	988
Hybrid and redeemable preferred
securities	93	-	5	-	-	98
Trading securities	828	(29)	-	2	(4)	797
Equity securities	95	17	-	(8)	-	104
Mortgage loans on real estate	739	(3)	(1)	(198)	-	537
Derivative investments	21	3	(6)	-	(15)	3
Other assets:
Ceded MRBs (3)	95	(74)	-	-	-	21
Indexed annuity ceded embedded
derivatives (4)	528	(53)	-	18	-	493
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(6,131)	559	-	(2)	-	(5,574)
Other liabilities – ceded MRBs (3)	(17)	(34)	-	-	-	(51)
Total, net	$2,886	$387	$(383)	$386	$70	$3,346

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

(3)Gains (losses) from the changes in fair value are included in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

(4)Gains (losses) from the changes in fair value are included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended March 31, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$141	$(35)	$(8)	$(68)	$-	$30
ABS	241	(2)	-	(71)	-	168
Hybrid and redeemable preferred
securities	-	-	-	-	(2)	(2)
Trading securities	-	(53)	-	(74)	-	(127)
Mortgage loans on real estate	1	-	-	(3)	-	(2)
Other assets – indexed annuity ceded
embedded derivatives	50	-	-	(276)	-	(226)
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(300)	-	-	6	-	(294)
Total, net	$133	$(90)	$(8)	$(486)	$(2)	$(453)

	For the Three Months Ended March 31, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$427	$-	$(21)	$(43)	$(5)	$358
RMBS	12	-	-	-	-	12
CMBS	17	-	-	-	-	17
ABS	250	-	-	(56)	(7)	187
Trading securities	179	(132)	-	(45)	-	2
Equity securities	-	(8)	-	-	-	(8)
Mortgage loans on real estate	3	-	-	(201)	-	(198)
Other assets – indexed annuity ceded
embedded derivatives	16	-	-	2	-	18
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(128)	-	-	126	-	(2)
Total, net	$776	$(140)	$(21)	$(217)	$(12)	$386

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2023	2022
Trading securities (1)	$6	$(30)
Equity securities (1)	(16)	18
Mortgage loans on real estate (1)	2	(3)
Derivative investments (1)	(2)	2
MRBs (2)	(638)	1,351
Embedded derivatives – indexed annuity
and IUL contracts (1)	(153)	84
Total, net	$(801)	$1,422

(1)Included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

(2)Included in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2023	2022
Fixed maturity AFS securities:
Corporate bonds	$13	$(356)
State and municipal bonds	1	-
Foreign government bonds	-	(2)
ABS	8	(27)
Hybrid and redeemable preferred
securities	-	5
Mortgage loans on real estate	2	-
Total, net	$24	$(380)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	March 31, 2023			March 31, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$59	$(43)	$16	$196	$(62)	$134
RMBS	-	-	-	-	(3)	(3)
ABS	-	(193)	(193)	-	(42)	(42)
Hybrid and redeemable preferred
securities	12	-	12	-	-	-
Trading securities	-	-	-	-	(4)	(4)
Derivative investments	-	-	-	-	(15)	(15)
Total, net	$71	$(236)	$(165)	$196	$(126)	$70

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2023 and 2022, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2023:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$228	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	-	4.5%	2.4%
State and municipal
bonds	36	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	-	2.5%	2.5%
ABS	13	Discounted cash flow	Liquidity/duration adjustment (2)	2.5%	-	2.5%	2.5%
Hybrid and redeemable
preferred securities	3	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	-	1.2%	1.2%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	4.5%	4.5%

MRB assets	3,445
Other assets – ceded MRBs	6	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.79%	-	3.27%	2.59%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.82%
Other assets – indexed
annuity ceded embedded
derivatives	305	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(5,788)	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(1,976)
Other liabilities – ceded
MRBs	(252)	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.79%	-	3.27%	2.59%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.82%

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2022:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$204	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	-	4.2%	2.1%
State and municipal
bonds	35	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	-	2.4%	2.3%
ABS	15	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	-	1.4%	1.4%
Hybrid and redeemable
preferred securities	3	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	-	1.5%	1.5%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	4.5%	4.5%

MRB assets	2,807
Other assets – ceded MRBs	12	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.35%	-	2.41%	1.73%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.47%

Other assets – indexed
annuity ceded embedded
derivatives	525	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(4,845)	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(2,078)
Other liabilities – ceded
MRBs	(205)	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.35%	-	2.41%	1.73%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.47%

(1)Unobservable inputs were weighted by the relative fair value of the instruments, unless otherwise noted.

(2)The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(3)The lapse input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity contracts represents the lapses during the surrender charge period.

(4)The utilization of GLB withdrawals input represents the estimated percentage of policyholders that utilize the GLB withdrawal riders.

(5)The utilization factors are applied to the present value of claims or premiums, as appropriate, in the MRB calculation to estimate the impact of inefficient GLB withdrawal behavior, including taking less than or more than the maximum GLB withdrawal.

(6)The non-performance risk input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract. The non-performance risk input was weighted by the absolute value of the sensitivity of the reserve to the non-performance risk assumption.

(7)The mortality input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

(8)The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Volatility assumptions vary by fund due to the benchmarking of different indices. The volatility input was weighted by the relative account value assigned to each index.

(9)The mortality is based on a combination of company and industry experience, adjusted for improvement factors.

(10)A weighted average input range is not a meaningful measurement for lapse, utilization factors or mortality.

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

•Indexed annuity contracts embedded derivatives – For direct embedded derivatives, an increase in the lapse or mortality inputs would have resulted in a decrease in the fair value measurement.

•MRBs – Assuming our market risk benefits are in a liability position: an increase in our lapse, non-performance risk or mortality inputs would have resulted in a decrease in the fair value measurement except for policies with GDB riders only, an increase in mortality would have resulted in an increase in the fair value measurement.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2023.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2023, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms.

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

Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Northern District of Indiana, Fort Wayne Division, Case No. 1:23-cv-00171 (“Brighton”), is a civil action filed on April 20, 2023. Plaintiffs purport to own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Plaintiffs allege that LNL breached the terms of policyholders’ contracts and converted property when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter. As we have previously disclosed, LNL and LNC reached a provisional class settlement agreement (the “Settlement”) with the plaintiffs in In re Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, 2:16-cv-06605, and in In re Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, 2:17-cv-04150. The policies at issue in Brighton are “Class Policies” under the terms of the Settlement. A motion for preliminary approval of the Settlement was filed with the court on March 24, 2023, and remains pending. If the Settlement is approved by the court, the policies at issue in Brighton will not be “Final Settlement Class Policies” under the terms of the Settlement.

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

Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, filed in the District Court of the 14th Judicial District of Dallas County, Texas, No. DC-23-02492, is a putative class action that was filed on February 22, 2023. Plaintiffs Henry Morgan, Susan Smith, Charles Smith, Laura Seale, Terri Cogburn, Laura Baesel, Kathleen Walton, Terry Warner, and Toni Hale (“Plaintiffs”) allege on behalf of a putative class that Lincoln National Corporation d/b/a Lincoln Financial Group, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (together, “Lincoln”), FMR, LLC, and Fidelity Product Services, LLC (“Fidelity”) created and marketed misleading and deceptive insurance products with attributes of investment products.  The putative class comprises all individuals and entities who purchased Lincoln OptiBlend products that allocated account monies to the 1-Year Fidelity AIM Dividend Participation Account, between January 1, 2020, to December 31, 2022. Plaintiffs assert the following claims individually and on behalf of the class, (1) violations of the Texas Deceptive Trade Practices Act against Lincoln; (2) common-law fraud against Lincoln; (3) negligent misrepresentation against Lincoln and Fidelity; and (4) aiding and abetting fraud against Fidelity. Plaintiffs allege they suffered damages from “a missed investment return of approximately 5-6%” and mitigation damages.  They seek actual, consequential and punitive damages, as well as pre-judgment and post-judgment interest, attorney’s fees, and litigation costs. On March 31, 2023, the Lincoln defendants filed a notice of removal removing the action from the 14th Judicial District of Dallas County, Texas, to the United States District Court for the Northern District of Texas, Dallas Division. We are vigorously defending this matter.

14. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of March 31, 2023			As of December 31, 2022
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	-	-	9,960,000	-	-
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended March 31,
	2023		2022
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$ 635.94	$ 13	$ -	$ -
Series D	618.75	12	-	-
Total	$ 1,254.69	$ 25	$ -	$ -

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Common Stock
Balance as of beginning-of-year	169,220,511	177,193,515
Stock compensation/issued for benefit plans	317,248	514,855
Retirement/cancellation of shares	-	(5,817,396)
Balance as of end-of-period	169,537,759	171,890,974

Common Stock as of End-of-Period
Basic basis	169,537,759	171,890,974
Diluted basis	170,474,027	173,761,296

Our common stock is without par value.

Average Common Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Weighted-average shares, as used in basic calculation	169,357,846	174,153,475
Shares to cover non-vested stock	568,126	1,359,873
Average stock options outstanding during the period	26,423	2,296,869
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(21,201)	(1,825,626)
Shares repurchasable from measured but
unrecognized stock option expense	-	(71,253)
Average deferred compensation shares	553,966	521,211
Weighted-average shares, as used in diluted calculation (1)	170,485,160	176,434,549

(1)Due to reporting a net loss for the three months ended March 31, 2023, basic shares were used in the diluted earnings per share calculation for this period as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our earnings per share, such options will be shown in the table above.

The income used in the calculation of our diluted earnings per share is our net income (loss), reduced by preferred stock dividends. This amount is presented on our Consolidated Statements of Income (Loss).

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted earnings per share calculation. The mark-to-market adjustment of these deferred units excluded from our diluted earnings per share calculation was $3 million and $1 million for the three months ended March 31, 2023 and 2022, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three
	Months Ended
	March 31,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$(8,916)	$9,616
Unrealized holding gains (losses) arising during the period	2,357	(10,493)
Change in foreign currency exchange rate adjustment	76	(71)
Change in future contract benefits and other policyholder account balances	(260)	921
Income tax benefit (expense)	(465)	2,057
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(39)	(2)
Income tax benefit (expense)	8	-
Balance as of end-of-period	$(7,177)	$2,032
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$388	$(85)
Unrealized holding gains (losses) arising during the period	134	44
Change in foreign currency exchange rate adjustment	(67)	75
Income tax benefit (expense)	(15)	(24)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	22	11
Income tax benefit (expense)	(5)	(2)
Balance as of end-of-period	$423	$1
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,741	$1,951
Adjustment arising during the period	1,306	25
Income tax benefit (expense)	(281)	(5)
Balance as of end-of-period	$2,766	$1,971
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$747	$(1,265)
Adjustment arising during the period	(258)	1,031
Income tax benefit (expense)	56	(220)
Balance as of end-of-period	$545	$(454)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(34)	$(14)
Foreign currency translation adjustment arising during the period	3	(5)
Balance as of end-of-period	$(31)	$(19)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(278)	$(219)
Adjustment arising during the period	(2)	4
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(280)	$(216)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three
	Months Ended
	March 31,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(39)	$(2)	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(39)	(2)	Income (loss) before taxes
Income tax benefit (expense)	8	-	Federal income tax expense (benefit)
Reclassification, net of income tax	$(31)	$(2)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$-	$1	Net investment income
Interest rate contracts	6	(6)	Interest and debt expense
Foreign currency contracts	14	13	Net investment income
Foreign currency contracts	2	3	Realized gain (loss)
Reclassifications before income
tax benefit (expense)	22	11	Income (loss) before taxes
Income tax benefit (expense)	(5)	(2)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$17	$9	Net income (loss)

15. Segment Information

We provide products and services and report results through our Life Insurance, Annuities, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 to the Consolidated Financial Statements in our 2022 Form 10-K/A.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Changes in market risk benefits (“MRBs”), including gains and losses and benefit payments (“MRB-related impacts”);

•Investment and reinsurance-related realized gain (loss):

▪Changes in the carrying value of mortgage loans on real estate attributable to current expected credit losses (“CECL”) (“changes in CECL reserve for mortgage loans on real estate”);

▪Changes in the carrying value of reinsurance-related assets attributable to CECL (“changes in CECL reserve for reinsurance-related assets”);

▪Changes in the carrying value of fixed maturity AFS securities attributable to the estimation of credit losses (“changes in the credit loss allowance for fixed maturity AFS securities”); and

▪Changes in the fair value of investments, including trading securities, equity securities, certain derivatives, and mortgage loans on real estate electing the fair value option, and of embedded derivatives within certain reinsurance arrangements, as well as sales or disposals of investments (“changes in investments and reinsurance-related embedded derivatives”);

•Changes in the fair value of the derivative instruments we hold to hedge GLB and GDB, net of fee income allocated to support the cost of hedging them (“changes in fair value of GLB and GDB hedge instruments, net of hedge allowance”);

•Changes in the fair value of the embedded derivative liabilities of our indexed annuity and indexed universal life insurance contracts and the associated index options we hold to hedge them, including collateral expense associated with hedge programs; (“indexed product net derivative results”);

•Changes in reserves resulting from benefit ratio unlocking on variable universal life insurance products with secondary guarantees (“benefit ratio unlocking”);

•Income (loss) from the initial adoption of new accounting standards, regulations and policy changes;

•Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;

•Transaction and integration costs related to mergers and acquisitions including the acquisition or divestiture, through reinsurance or other means, of businesses or blocks of business;

•Gains (losses) on modification or early extinguishment of debt;

•Losses from the impairment of intangible assets and gains (losses) on other non-financial assets; and

•Income (loss) from discontinued operations.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•Investment and reinsurance-related realized gain (loss);

•Changes in fair value of GLB and GDB hedge instruments, net of hedge allowance;

•Indexed product net derivative results;

•Revenue adjustments from the initial adoption of new accounting standards; and

•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three
	Months Ended
	March 31,
	2023	2022
Revenues
Operating revenues:
Life Insurance	$1,757	$1,729
Annuities	1,141	1,147
Group Protection	1,388	1,303
Retirement Plan Services	328	318
Other Operations	43	40
Investment and reinsurance-related
realized gain (loss)	(196)	1
Changes in fair value of GLB and GDB
hedge instruments, net of hedge
allowance	(476)	72
Indexed product net derivative results	(171)	110
Total revenues	$3,814	$4,720

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(13)	$23
Annuities	274	317
Group Protection	71	(46)
Retirement Plan Services	43	58
Other Operations	(87)	(78)
MRB-related impacts, after-tax	(506)	1,062
Investment and reinsurance-related
realized gain (loss), after-tax	(154)	1
Changes in fair value of GLB and GDB hedge
hedge instruments, net of hedge allowance,
after-tax	(377)	58
Indexed product net derivative results,
after-tax	(135)	87
Benefit ratio unlocking, after-tax	3	-
Net income (loss)	$(881)	$1,482

Other segment information (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
Assets
Life Insurance	$96,168	$94,536
Annuities	172,978	167,377
Group Protection	9,780	9,780
Retirement Plan Services	42,874	41,900
Other Operations	21,342	20,624
Total assets	$343,142	$334,217

16. Realized Gain (Loss)

Realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value for mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is also net of allocations of investment gains and losses to certain policyholders and certain funds withheld on reinsurance arrangements and certain modified coinsurance arrangements for which we have a contractual obligation. Details underlying realized gain (loss) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Fixed maturity AFS securities:
Gross gains	$26	$2
Gross losses	(65)	(4)
Credit loss benefit (expense) (1)	(17)	(1)
Realized gain (loss) on equity securities (2)	(14)	2
Credit loss benefit (expense) on mortgage loans on real estate	(4)	18
Credit loss benefit (expense) on reinsurance-related assets	(1)	(1)
Realized gain (loss) on the mark-to-market on certain instruments (3)(4)	(111)	(12)
Indexed product derivative results (5)	(153)	109
Derivative results (6)	(477)	73
Other realized gain (loss)	(12)	(5)
Total realized gain (loss)	$(828)	$181

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes mark-to-market adjustments on equity securities still held of $(14) million and $4 million for the three months ended March 31, 2023 and 2022, respectively.

(3)Represents changes in the fair values of certain derivative investments (not including those associated with our variable and indexed annuity and IUL contracts net derivative results), reinsurance-related embedded derivatives, mortgage loans on real estate accounted for under the fair value option and trading securities.

(4)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $2 million and $(3) million for the three months ended March 31, 2023 and 2022, respectively.

(5)Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity contracts, IUL contracts and index options we may purchase or sell in the future to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

(6)Includes the change in the fair value of the derivative instruments we own to support capital needs associated with our GLB and GDB riders and fees allocated to support the cost of purchasing the hedging instruments.

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 25% and 19% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three months ended March 31, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three months ended March 31, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items.

18. Subsequent Event

On May 2, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”). Pursuant to the agreement, we will cede approximately $28 billion of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity statutory reserves to Fortitude Re.

The transaction is structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks, and as coinsurance with funds withheld for the MoneyGuard block, with counterparty protections including a comfort trust established by Fortitude Re subject to investment guidelines to meet our risk management objectives. Fortitude Re is an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana. Under the terms of the reinsurance agreement, we will retain account administration and recordkeeping of the policies including claims management.

This transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of 2023 with an effective date as of April 1, 2023. This transaction is designed to improve the capital efficiency of our Life Insurance and Annuities business segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2023, compared with December 31, 2022, and the results of operations for the three months ended March 31, 2023, compared with the corresponding period in 2022 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K/A for the year ended December 31, 2022 (“2022 Form 10-K/A”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K/A.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:

•Weak general economic and business conditions that may affect demand for our products, account balances, investment results, guaranteed benefit liabilities, premium levels and claims experience;

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

•The impact of regulations adopted by the SEC, the Department of Labor or other federal or state regulators or self-regulatory organizations relating to the standard of care owed by investment advisers and/or broker-dealers that could affect our distribution model;

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

•Rapidly increasing interest rates causing policyholders to surrender life insurance and annuity policies, thereby causing realized investment losses;

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

•A decline or continued volatility in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit riders, which are accounted for as market risk benefits, of our subsidiaries’ variable annuity products;

•Ineffectiveness of our risk management policies and procedures, including our various hedging strategies;

•A deviation in actual experience regarding future policyholder behavior, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our subsidiaries’ products and in establishing related insurance reserves, which may reduce future earnings;

•Changes in accounting principles that may affect our consolidated financial statements;

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

The risks and uncertainties included here are not exhaustive. Our 2022 Form 10-K/A as well as other reports that we file with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth protection, accumulation, group protection and retirement income products and solutions through our four business segments:

•Life Insurance;

•Annuities;

•Group Protection; and

•Retirement Plan Services

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. See “Part I – Item 1. Business” in our 2022 Form 10-K/A for a discussion of our business segments and products.

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

We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K/A.

On May 2, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”) designed to improve the capital efficiency of our Life Insurance and Annuities business segments. For more information, see Note 18.

Industry trends, significant operational matters and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2022 Form 10-K/A.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting policies in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2022 Form 10-K/A, and therefore, should be read in conjunction with that disclosure.

DAC, VOBA, DSI and DFEL

Deferrals

Qualifying deferrable acquisition expenses are recorded as an asset on the Consolidated Balance Sheets as deferred acquisition costs (“DAC”) for products we sold during a period or value of business acquired (“VOBA”) for books of business we acquired during a period. DAC and VOBA when amortized increase commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). In addition, we defer costs associated with deferred sales inducements (“DSI”) and revenues associated with deferred front-end loads (“DFEL”). DSI is an asset on the Consolidated Balance Sheets, and when amortized, increases interest credited on the Consolidated Statements of Comprehensive Income (Loss). DFEL is a liability on the Consolidated Balance Sheets, and when amortized, increases fee income on the Consolidated Statements of Comprehensive Income (Loss).

We incur certain costs that can be capitalized in the acquisition of insurance contracts. Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs in the period they are incurred. This determination of deferability must be made on a contract-level basis. Some examples of acquisition costs that are subject to deferral include the following:

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

•Trail commissions; and

•Other general overhead.

Amortization

The amortization of DAC, VOBA, DSI and DFEL, associated with our long-duration insurance contracts and certain investment contracts, is based on assumptions consistent with those used in the development of the underlying contract reserves adjusted for emerging experience and expected trends. The amortization basis results in a constant level amortization pattern for the expected term of the related contracts by each reportable segment. When identifying the amortization basis we consider actuarial assumptions that are inputs to the models for establishing the expected term, including but not limited to, mortality, morbidity, lapse and surrenders. During the third quarter of each year, we conduct our comprehensive review of these actuarial assumptions and update these actuarial assumptions as needed. We may update these actuarial assumptions in other quarters as we become aware of information that warrants updating outside of our annual comprehensive review. Any updates are applied prospectively.

For a discussion of the amortization basis and periods over which we amortize our DAC, VOBA, DSI and DFEL, see “DAC, VOBA, DSI and DFEL” in Note 7.

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2023:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$405	$88,226	$166	$88,797
Priced by independent broker quotations	-	-	4,187	4,187
Priced by matrices	-	16,809	-	16,809
Priced by other methods (1)	-	-	284	284
Total	$405	$105,035	$4,637	$110,077

Percent of total	0%	95%	5%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2022 Form 10-K/A and Note 12 herein.

Derivatives

Derivatives are primarily used for hedging purposes. We hedge certain portions of our exposure to interest rate risk, default risk, basis risk, equity market risk, credit risk and foreign currency exchange risk by entering into derivative transactions. We also purchase and issue financial instruments that contain embedded derivative instruments. See “Policyholder Account Balances” below for information on embedded derivatives. Assessing the effectiveness of hedging and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.

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

For more information on derivatives, see Notes 1 and 6. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K/A.

Future Contract Benefits

Future contract benefits represent liability reserves that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.

Liability for Future Policy Benefits

Liability for future policy benefits (“LFPB”) represents the reserve amounts associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts that are calculated to meet the various policy and contract obligations as they mature. Establishing adequate reserves for our obligations to policyholders requires assumptions to be made that are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. Significant assumptions include mortality rates, morbidity and policyholder behavior (e.g., persistency) and withdrawals. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions as needed (excluding the claims settlement expense assumption that is locked-in at inception) in the calculation of the net premium ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information. In measuring our LFPB, we establish cohorts, which are groupings of long-duration contracts. On a quarterly basis, we retrospectively update the net premium ratio at the cohort level for actual experience. For all contract cohorts issued after January 1, 2021, interest is accrued on LFPB at the single-A interest rate on the contract cohort inception date. For contract cohorts issued prior to January 1, 2021, interest remains accruing at the original discount rate in effect on the contract cohort inception date due to the modified retrospective transition method. We also remeasure the LFPB using the single-A interest rate as of the end of each reporting period.

Liability for Future Claims

Future contract benefits include reserves for long-term life and disability claims associated with our Group Protection segment. These reserves use actuarial assumptions primarily based on claim termination rates, offsets for other insurance including social security and long-term disability incidence and severity assumptions. Such cash flow assumptions are subject to the comprehensive review process discussed above. We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period.

Universal Life Insurance Products with Secondary Guarantees

We issue UL-type contracts where we provide a secondary guarantee to the policyholder. The policy can remain in force, even if the base policy account balance is zero, as long as contractual secondary guarantee requirements have been met. These guaranteed benefits require an additional liability that is calculated based on the application of a benefit ratio (calculated as the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract). These secondary guarantees are reported within future contract benefits on the Consolidated Balance Sheets. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts. Cash flow assumptions incorporated in a benefit ratio in measuring these additional liabilities for other insurance benefits include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions in the calculation of the benefit ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

For additional information on future contract benefits, see Note 11.

Market Risk Benefits

Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the policyholder from other-than-nominal capital market risk and expose us to other-than-nominal capital market risk upon the occurrence of a specific event or circumstance, such as death, annuitization or period withdrawal. An MRB can be in either an asset or a liability position. Our MRB assets and MRB liabilities are reported at fair value separately on the Consolidated Balance Sheet.

We issue variable and fixed annuity contracts that may include various types of GLB and GDB riders that we have accounted for as MRBs. For contracts that contain multiple riders that qualify as MRBs, the MRBs are valued on a combined basis using an integrated model. We have entered into reinsurance agreements to cede certain GLB and GDB riders where the reinsurance agreements themselves are accounted for as MRBs or contain MRBs. We therefore record ceded MRB assets and ceded MRB liabilities associated with these reinsurance agreements. We report ceded MRBs associated with these reinsurance agreements in other assets or other liabilities on the Consolidated Balance Sheets.

Net amount at risk (“NAR”) represents the amount of guaranteed living benefit or guaranteed death benefit in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the guaranteed death benefit. As of March 31, 2023 and 2022, 22% and 14%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of guaranteed living benefit payments, assuming no full surrenders. As of March 31, 2023 and 2022, 32% and 19%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a guaranteed living benefit or guaranteed death benefit present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of March 31,		As of March 31,
	2023	2022	2023	2022

GLB NAR	$2,775	$1,051	$2	$1
GDB NAR	3,791	1,488	7	3
Total NAR	6,308	2,449	9	4

Change in the fair value of MRB assets and liabilities is reported in market risk benefit gain (loss) in the Consolidated Statements of Comprehensive Income (Loss), except for the portion attributable to the change in non-performance risk, which is recognized in OCI. Change in the fair value of ceded MRB assets and liabilities, including the changes in our counterparties’ non-performance risks, is reported in market risk benefit gain (loss) in the Consolidated Statements of Comprehensive Income (Loss).

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 12.

For illustrative purposes, the following presents hypothetical effects to MRBs attributable to changes to key assumptions / inputs, assuming all other factors remain constant:

		Hypothetical	Hypothetical
	Actual	Effect	Effect
Assumption / Input	Experience	to MRB Liability	to Net Income	Description of Assumption / Input
Equity market return	Increase / (Decrease)	(Decrease) / Increase	Increase / (Decrease)	Equity market return input represents impact based on movements in equity markets.

Interest rate	Higher / Lower	(Decrease) / Increase	Increase / (Decrease)	Interest rate input represents impact based on movements in interest rates and impact to fixed-income assets.

Volatility	Increase / (Decrease)	Increase / (Decrease)	(Decrease) / Increase

Volatility assumption represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Volatility assumptions vary by fund due to the benchmarking of difference indices.

Mortality	Increase / (Decrease)	(Decrease) / Increase	Increase / (Decrease)	Mortality represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

Mortality contracts with only GDB rider	Increase / (Decrease)	Increase / (Decrease)	(Decrease) / Increase	Mortality represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

Lapse	Higher / Lower	(Decrease) / Increase	Increase / (Decrease)	Lapse assumption represents the estimated probability of a contract surrendering during a year, thereby forgoing any future benefits.

Benefit utilization	Higher / Lower	Increase / (Decrease)	(Decrease) / Increase	Benefit utilization assumption of guaranteed withdrawals represents the estimated percentage of policyholders that utilize the guaranteed withdrawal feature.

We use derivative instruments to hedge our exposure to selected risk caused by changes in equity markets and interest rates associated with GLB and GDB riders that are available in our variable annuity products and accounted for as MRBs. Effective January 1, 2023, we revised our hedge program that continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. We utilize options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures. For additional information on our derivatives, see Note 6.

As part of our hedge program, equity market and interest rate conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, these positions may not completely offset changes in the fair value of our GLB and GDB riders caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market-implied volatilities, realized market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of March 31, 2023, net of reinsurance, and the related hedge instruments in place as of that date. The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(650)	$550

Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	(575)	525

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of March 31, 2023, due to changing market conditions, policyholder activity, hedge positions and other factors;

•The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;

•The analysis assumes constant exchange rates and implied dividend yields;

•Assumptions regarding shifts in the market factors, such as assuming parallel shifts in interest rates, may be overly simplistic and not indicative of actual market behavior in stress scenarios;

•It is very unlikely that one capital market sector (e.g., equity markets) will sustain such a large instantaneous movement without affecting other capital market sectors; and

•The analysis assumes that there is no tracking or basis risk between the funds and/or indices affecting the GLB and GDB riders and the instruments utilized to hedge these exposures.

For additional information on MRBs, see Note 8.

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes UL and VUL and investment-type annuity products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our IUL and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product net derivative results, see Note 15.

For additional information on the liability for policyholder account balances, see Note 10.

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

As of March 31, 2023, we had an approximate $1.7 billion deferred tax asset related to net unrealized losses on fixed maturity AFS securities. In the assessment of the future realizability of this deferred tax asset, management considered tax planning strategy and concluded that unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. Additionally, as of March 31, 2023, we had a $316 million deferred tax asset related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating loss carryforwards do not expire and can be carried forward indefinitely. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our net operating loss deferred tax asset, will be realized. For additional information on income taxes, see Note 17.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$(13)	$23
Annuities	274	317
Group Protection	71	(46)
Retirement Plan Services	43	58
Other Operations	(87)	(78)
MRB-related impacts, after-tax	(506)	1,062
Investment and reinsurance-related
realized gain (loss), after-tax	(154)	1
Changes in fair value of GLB and GDB hedge
hedge instruments, net of hedge allowance,
after-tax	(377)	58
Indexed product net derivative results,
after-tax	(135)	87
Benefit ratio unlocking, after-tax	3	-
Net income (loss)	$(881)	$1,482

Comparison of the Three Months Ended March 31, 2023 to 2022

Net income decreased due primarily to the following:

•Losses in MRB-related impacts in 2023 compared to gains in MRB-related impacts in 2022, as interest rates decreased during 2023, compared to an increase during 2022.

•Realized loss in 2023 compared to realized gain in 2022. See “Consolidated Investments – Investment and Reinsurance-Related Realized Gain (Loss), Including GLB and GDB Hedge Instruments” for additional information.

•Unfavorable indexed product net derivative results in 2023 compared to favorable results in 2022, driven by the impact of capital markets.

•Lower fee income driven by lower average daily variable account balances.

•Lower prepayment and bond make-whole premiums and lower investment income on alternative investments.

•Higher benefits driven by the run-rate impact from the third quarter 2022 annual assumption review in our Life Insurance segment.

•Higher compensation expenses.

The decrease in net income was partially offset by growth in business in force and improved disability results in our Group Protection segment.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Insurance premiums (1)	$285	$277
Fee income	776	761
Net investment income	687	688
Operating realized gain (loss)	(2)	(2)
Amortization of deferred gain on
business sold through reinsurance	4	4
Other revenues	7	1
Total operating revenues	1,757	1,729
Operating Expenses
Benefits	1,152	1,025
Interest credited	328	325
Policyholder liability remeasurement
(gain) loss	(13)	62
Commissions and other expenses	313	296
Total operating expenses	1,780	1,708
Income (loss) from operations before taxes	(23)	21
Federal income tax expense (benefit)	(10)	(2)
Income (loss) from operations	$(13)	$23

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Higher benefits, net of policyholder liability remeasurement (gain) loss, driven by growth in reserves and the run-rate impact from the third quarter 2022 annual assumption review, partially offset by lower mortality claims.

•Higher commissions and other expenses due to higher compensation expenses.

•Lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and lower investment income on alternative investments, partially offset by higher average general account balances.

The decrease in income from operations was partially offset by the following:

•Higher fee income due to growth in business in force.

•Higher insurance premiums due to growth in business in force.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $30 to $35 million per quarter as a result of the second quarter 2023 reinsurance agreement. See Note 18 for more information.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K/A. For information on the interest rate environment, see “Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Fee Income
Cost of insurance assessments	$600	$571
Expense assessments	369	374
Surrender charges	8	8
DFEL:
Deferrals	(262)	(250)
Amortization	61	58
Total fee income	$776	$761

	For the Three
	Months Ended
	March 31,
	2023	2022
Sales by Product
IUL/UL	$34	$26
MoneyGuard®	21	22
VUL	30	34
Term	30	43
Executive Benefits	15	30
Total sales	$130	$155

Net Flows
Deposits	$1,315	$1,351
Withdrawals and deaths	(469)	(440)
Net flows	$846	$911

Policyholder Assessments	$1,366	$1,338

	As of March 31,
	2023	2022
Account Balances (1)
General account	$32,008	$32,433
Separate account	17,556	18,161
Total account balances	$49,564	$50,594

In-Force Face Amount
UL and other	$364,101	$361,490
Term insurance	715,495	635,123
Total in-force face amount	$1,079,596	$996,613

	For the Three
	Months Ended
	March 31,
	2023	2022
Average General Account Balances	$32,072	$32,526

(1)Net of reinsurance ceded.

Fee income relates only to interest-sensitive products and includes cost of insurance assessments, expense assessments and surrender charges. Both cost of insurance and expense assessments can have deferrals and amortization related to DFEL. Cost of insurance and expense assessments are deducted from our policyholders’ account balances. These amounts are a function of the rates priced into the product and premiums received, face amount in force and account balances.

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$598	$587
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	2	13
Alternative investments (2)	46	54
Surplus investments (3)	41	34
Total net investment income	$687	$688

Interest Credited	$328	$325

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

A portion of the investment income earned for this segment is credited to policyholder accounts. Statutory reserves will typically grow at a faster rate than account balances because of reserve requirements. Investments allocated to this segment are based upon the statutory reserve liabilities and are affected by various reserve adjustments, including financing transactions providing relief from reserve requirements. These financing transactions lead to a transfer of investments from this segment to Other Operations. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our policyholders’ accounts. Investment income partially offsets the earnings effect of the associated growth of our policy reserves. Commercial mortgage loan prepayments and bond make-whole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$1,468	$1,542
Death claims ceded	(583)	(619)
Reserves released on death	(172)	(164)
Net death benefits	713	759
Change in secondary guarantee life insurance product
reserves:
Change in reserves	204	132
Change in MoneyGuard® reserves:
Change in reserves	121	110
Other benefits (1)	101	86
Total benefits and policyholder remeasurement
(gain) loss	$1,139	$1,087

Death claims per $1,000 of in-force	2.65	3.08

(1)Includes primarily changes in reserves and dividends on traditional and other products.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products. In addition, benefits include the change in secondary guarantee, linked-benefit and term life insurance product reserves. These reserves are affected by changes in expected future trends of assessments and benefits causing remeasurements. Generally, we experience higher mortality in the first quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Commissions and Other Expenses
Commissions	$148	$156
General and administrative expenses	150	134
Expenses associated with reserve financing	26	25
Taxes, licenses and fees	40	43
Total expenses incurred	364	358
DAC and VOBA deferrals	(174)	(182)
Total expenses recognized before
amortization	190	176
DAC and VOBA amortization	122	119
Other intangible amortization	1	1
Total commissions and
other expenses	$313	$296

DAC and VOBA Deferrals
As a percentage of sales	133.8%	117.4%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable. For our interest-sensitive and traditional products, DAC and VOBA are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances. For more information, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Insurance premiums (1)	$38	$30
Fee income (2)	540	628
Net investment income	421	359
Amortization of deferred gain on
business sold through reinsurance	5	6
Other revenues	137	124
Total operating revenues	1,141	1,147
Operating Expenses
Benefits (1)	63	52
Interest credited	278	207
Policyholder liability remeasurement
(gain) loss	(1)	1
Commissions and other expenses	501	516
Total operating expenses	841	776
Income (loss) from operations before taxes	300	371
Federal income tax expense (benefit)	26	54
Income (loss) from operations	$274	$317

(1)Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.

(2)Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited.

Comparison of the Three Months Ended March 31, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account balances.

•Lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums and lower investment income on alternative investments within our surplus portfolio, partially offset by higher average fixed account balances and impacts to portfolio yields from the current interest rate environment.

The decrease in income from operations was partially offset by the following:

•Lower federal income tax expense due to a more favorable tax return true-up driven by the separate account dividends-received deduction.

•Lower commissions and other expenses driven by lower trail commissions resulting from lower average account balances, partially offset by higher compensation expenses.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $5 million per quarter as a result of the second quarter 2023 reinsurance agreement. See Note 18 for more information.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 9% for the three months ended March 31, 2023, and 7% for the corresponding period in 2022.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements, and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K/A. For information on the interest rate environment, see “Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Fee Income
Mortality, expense and other assessments (1)	$528	$623
Surrender charges	10	4
DFEL:
Deferrals	(5)	(6)
Amortization	7	7
Total fee income	$540	$628

(1)Presented net of GLB and GDB hedge allowance.

We charge policyholders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account balances. Average daily variable account balances are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account balance or the guaranteed amount. We allocate a portion of these fees to support the cost of hedging GLB and GDB riders. For more information, see Note 15. We may collect surrender charges when our fixed and variable annuity policyholders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$389	$302
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	1	19
Surplus investments (2)	30	38
Total net investment income	$421	$359

Interest Credited
Amount provided to policyholders	$275	$204
DSI deferrals	(1)	(1)
Interest credited before DSI amortization	274	203
DSI amortization	4	4
Total interest credited	$278	$207

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

A portion of our investment income earned is credited to the policyholders of our deferred fixed annuity products, including the fixed portion of variable annuity contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity policyholders’ accounts, including the fixed portion of variable annuity contracts. Changes in commercial mortgage loan prepayments and bond make-whole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three
	Months Ended
	March 31,
	2023	2022
Variable Annuity Account Balance
Information (1)
Variable annuity deposits	$624	$1,138
Variable annuity net flows	(1,812)	(1,419)
Variable annuity account balances	108,334	125,626
Average daily variable account
balances	108,128	127,638
Average daily S&P 500® Index (2)	3,998	4,467
Fixed Annuity Account Balance
Information (3)
Fixed annuity deposits	$2,540	$1,566
Fixed annuity net flows	1,481	894
Fixed annuity account balances (4)	38,818	34,307
Average fixed annuity account balances (4)	38,203	33,773

(1)Excludes the fixed portion of variable.

(2)We generally use the S&P 500® Index as a benchmark for the performance of our variable account balances. The account balances of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 Index performance.

(3)Includes the fixed portion of variable.

(4)Net of reinsurance.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Commissions and Other Expenses
Commissions:
Deferrable	$85	$103
Non-deferrable	155	166
General and administrative expenses	109	102
Expenses associated with reserve financing
and LOC expenses	4	1
Taxes, licenses and fees	12	15
Total expenses incurred, excluding
broker-dealer	365	387
DAC deferrals	(98)	(118)
Total pre-broker-dealer expenses
incurred, excluding amortization	267	269
DAC and VOBA amortization	108	106
Broker-dealer expenses incurred	126	141
Total commissions and other expenses	$501	$516

DAC Deferrals
As a percentage of sales/deposits	3.1%	4.4%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances. Certain types of commissions, such as trail commissions that are based on account balances, are expensed as incurred rather than deferred and amortized.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized. Fluctuations in these expenses correspond with fluctuations in other revenues. For more information, see Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Insurance premiums	$1,251	$1,169
Net investment income	85	85
Other revenues (1)	52	49
Total operating revenues	1,388	1,303
Operating Expenses
Benefits	1,037	1,060
Interest credited	1	1
Policyholder liability remeasurement
(gain) loss	(100)	(22)
Commissions and other expenses	361	322
Total operating expenses	1,299	1,361
Income (loss) from operations before taxes	89	(58)
Federal income tax expense (benefit)	18	(12)
Income (loss) from operations	$71	$(46)

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three
	Months Ended
	March 31,
	2023	2022
Income (Loss) from Operations by
Product Line
Life	$(3)	$(37)
Disability	77	(9)
Dental	(3)	-
Income (loss) from operations	$71	$(46)

Comparison of the Three Months Ended March 31, 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force and persistency.

•Lower benefits, net of policyholder liability remeasurement (gain) loss, driven by lower incidence in our disability and life businesses.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher sales volume and higher compensation expenses.

Additional Information

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2022 Form 10-K/A.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2022 Form 10-K/A. For information on the interest rate environment, see “Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Insurance Premiums by Product Line
Life	$480	$443
Disability	725	676
Dental	46	50
Total insurance premiums	$1,251	$1,169

Sales by Product Line
Life	$82	$53
Disability	40	47
Dental	6	5
Total sales	$128	$105

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers. The premiums are a function of the rates priced into the product and our business in force. Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new policyholders and new programs sold to existing policyholders. We believe that the trend in sales is an important indicator of development of business in force over time. Sales in the table above are the combined annualized premiums for our products.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage
loans on real estate and other,
net of investment expenses	$67	$60
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	-	2
Surplus investments (2)	18	23
Total net investment income	$85	$85

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

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited (in millions) and policyholder liability remeasurement (gain) loss and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Benefits, Interest Credited and
Policyholder Liability Remeasurement
(Gain) Loss by Product Line
Life	$386	$404
Disability	517	600
Dental	35	35
Total benefits, interest credited and
policyholder liability remeasurement
(gain) loss	$938	$1,039

Loss Ratios by Product Line
Life	80.4%	91.1%
Disability	71.4%	88.8%
Dental	76.4%	71.1%
Total	75.0%	88.9%

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Commissions and Other Expenses
Commissions	$106	$94
General and administrative expenses	212	184
Taxes, licenses and fees	36	33
Total expenses incurred	354	311
DAC deferrals	(25)	(21)
Total expenses recognized before amortization	329	290
DAC amortization	23	24
Other intangible amortization	9	8
Total commissions and other expenses	$361	$322

DAC Deferrals
As a percentage of insurance premiums	2.0%	1.8%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances. Certain broker commissions that vary with and are related to paid premiums are expensed as incurred rather than deferred and amortized. For more information, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Fee income	$64	$70
Net investment income	255	238
Other revenues (1)	9	10
Total operating revenues	328	318
Operating Expenses
Interest credited	167	152
Commissions and other expenses	110	99
Total operating expenses	277	251
Income (loss) from operations before taxes	51	67
Federal income tax expense (benefit)	8	9
Income (loss) from operations	$43	$58

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher compensation expenses.

•Lower fee income driven by lower average daily account balances.

The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by higher average fixed account balances and impacts to portfolio yields from the current interest rate environment, partially offset by lower investment income on prepayment and bond make-whole premiums and alternative investments within our surplus portfolio.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 12% and 11% for the three months ended March 31, 2023 and 2022, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 16% and 18% as of March 31, 2023 and 2022, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K/A. For information on the interest rate environment, see “Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A.

Fee Income

Details underlying fee income (in millions) were as follows:

\

	For the Three
	Months Ended
	March 31,
	2023	2022
Fee Income
Annuity expense assessments	$47	$52
Mutual fund fees	17	18
Total fee income	$64	$70

Our fee income is primarily composed of expense assessments that we charge to cover insurance and administrative expenses, and mutual fund fees earned for services we provide to our mutual fund programs. Fee income is primarily based on average account balances, both fixed and variable, which are driven by net flows and the equity markets.  Fee income is also driven by non-account balance-related items such as participant counts. We may collect surrender charges when our fixed and variable annuity policyholders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$237	$206
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	-	11
Surplus investments (2)	18	21
Total net investment income	$255	$238

Interest Credited	$167	$152

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

A portion of our investment income earned is credited to the policyholders of our fixed annuity products, including the fixed portion of variable annuity contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity policyholders’ accounts, including the fixed portion of variable annuity contracts. Commercial mortgage loan prepayments and bond make-whole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Variable Account Balance Information (1)
Variable annuity deposits	$535	$925
Variable annuity net flows	(44)	155
Variable annuity account balances	17,754	19,705
Average daily variable annuity account balances	17,525	19,749
Average daily S&P 500® Index	3,998	4,467
Fixed Account Balance Information (2)
Fixed annuity deposits	$701	$842
Fixed annuity net flows	(412)	(2)
Fixed annuity account balances	24,994	23,958
Average fixed account balances	25,057	23,739
Mutual Fund Account Balance Information
Mutual fund deposits	$1,973	$1,870
Mutual fund net flows	991	774
Mutual fund account balances (3)	50,231	51,671

(1)Excludes the fixed portion of variable.

(2)Includes the fixed portion of variable.

(3)Mutual funds are not included in the separate accounts reported on the Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Flows By Market
Small market	$148	$(116)
Mid – large market	711	1,331
Multi-Fund® and other	(324)	(288)
Total net flows	$535	$927

For more information on account balances, see Notes 10 and 11.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1
Non-deferrable	20	19
General and administrative expenses	83	73
Taxes, licenses and fees	6	6
Total expenses incurred	110	99
DAC deferrals	(5)	(5)
Total expenses recognized before amortization	105	94
DAC amortization	5	5
Total commissions and other expenses	$110	$99

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.3%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances. Certain types of commissions, such as trail commissions that are based on account balances, are expensed as incurred rather than deferred and amortized. Distribution expenses associated with the sale of mutual fund products are expensed as incurred. For more information, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Operating Revenues
Insurance premiums (1)	$5	$1
Net investment income	35	41
Other revenues	3	(2)
Total operating revenues	43	40
Operating Expenses
Benefits	20	12
Interest credited	10	12
Policyholder liability remeasurement
(gain) loss	-	1
Other expenses	13	12
Interest and debt expense	83	66
Spark program expense	24	31
Total operating expenses	150	134
Income (loss) from operations before taxes	(107)	(94)
Federal income tax expense (benefit)	(20)	(16)
Income (loss) from operations	$(87)	$(78)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2023 to 2022

Loss from operations for Other Operations increased due primarily to the following:

•Higher interest and debt expense driven by an increase in average interest rates.

•Higher benefits attributable to unfavorable experience in our run-off disability income and institutional pension businesses.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

The increase in loss from operations was partially offset by the following:

•Lower Spark program expense as part of our Spark Initiative.

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the first quarter of 2023, compared to a decrease during the first quarter of 2022.

Additional Information

We expect to continue making investments as part of our Spark Initiative. For more information, see “Introduction – Executive Summary – Significant Operational Matters – Spark Initiative” in our 2022 Form 10-K/A.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
General and administrative expenses:
Legal	$(5)	$-
Branding	13	6
Other (1)	7	9
Total general and administrative expenses	15	15
Taxes, licenses and fees (2)	(1)	(2)
Other (3)	(1)	(1)
Total other expenses	$13	$12

(1)Includes the portion of our deferred compensation plan expense attributable to participants’ selection of LNC stock as the measure for their investment return, expenses that are corporate in nature including charitable contributions and other expenses not allocated to our business segments.

(2)Includes state guaranty funds assessments to cover losses to policyholders of insolvent or rehabilitated insurance companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
Investments
Fixed maturity AFS securities	$101,936	$99,736	75.9%	75.8%
Trading securities	3,266	3,498	2.4%	2.7%
Equity securities	414	427	0.3%	0.3%
Mortgage loans on real estate	18,327	18,301	13.7%	13.9%
Policy loans	2,383	2,359	1.8%	1.8%
Derivative investments	4,005	3,594	3.0%	2.7%
Alternative investments	3,069	3,021	2.3%	2.3%
Other investments	823	718	0.6%	0.5%
Total investments	$134,223	$131,654	100.0%	100.0%

Investment Objective

Investments are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K/A.

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

	As of March 31, 2023
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,615	$165	$1,813	$15,967	15.6%
Basic industry	4,200	62	393	3,869	3.8%
Capital goods	7,227	101	703	6,625	6.5%
Communications	4,236	95	433	3,898	3.8%
Consumer cyclical	5,890	57	578	5,369	5.3%
Consumer non-cyclical	16,930	272	2,011	15,191	14.8%
Energy	4,735	74	391	4,418	4.3%
Technology	5,724	42	573	5,193	5.1%
Transportation	3,639	36	357	3,318	3.3%
Industrial other	2,341	7	372	1,976	1.9%
Utilities	14,342	179	1,557	12,964	12.7%
Government-related entities	1,807	49	196	1,660	1.6%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,441	6	141	1,306	1.3%
Non-agency backed	365	17	13	369	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	411	1	37	375	0.4%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	9	-	-	9	0.0%
Non-agency backed	1,896	1	235	1,662	1.6%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	8,721	1	574	8,148	8.0%
Credit card	78	8	1	85	0.1%
Home equity	191	28	4	215	0.2%
Other	3,210	5	205	3,010	3.0%
Municipals:
Taxable	5,295	277	404	5,168	5.1%
Tax-exempt	91	2	4	89	0.1%
Government:
United States	399	9	25	383	0.4%
Foreign	334	19	44	309	0.3%
Hybrid and redeemable preferred securities	362	25	27	360	0.4%
Total fixed maturity AFS securities	111,489	1,538	11,091	101,936	100.0%
Trading Securities (2)	3,546	57	337	3,266
Equity Securities	383	90	59	414
Total fixed maturity AFS, trading and equity securities	$115,418	$1,685	$11,487	$105,616

	As of December 31, 2022
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,762	$133	$1,998	$15,897	15.9%
Basic industry	4,352	45	478	3,919	3.9%
Capital goods	7,374	63	884	6,553	6.6%
Communications	4,239	72	519	3,792	3.8%
Consumer cyclical	6,056	40	698	5,398	5.4%
Consumer non-cyclical	17,080	184	2,395	14,869	14.9%
Energy	4,776	53	485	4,344	4.4%
Technology	5,581	27	675	4,933	4.9%
Transportation	3,666	19	421	3,264	3.3%
Industrial other	2,330	3	416	1,917	1.9%
Utilities	14,204	111	1,822	12,493	12.5%
Government-related entities	1,820	37	213	1,644	1.6%
CMOs:
Agency backed	1,451	3	166	1,288	1.3%
Non-agency backed	364	18	14	368	0.4%
MPTS:
Agency backed	394	1	42	353	0.4%
CMBS:
Agency backed	15	-	-	15	0.0%
Non-agency backed	1,902	3	246	1,659	1.7%
ABS:
CLOs	8,497	1	671	7,827	7.8%
Credit card	85	6	1	90	0.1%
Home equity	196	27	4	219	0.2%
Other	3,014	4	250	2,768	2.8%
Municipals:
Taxable	5,319	171	506	4,984	5.0%
Tax-exempt	91	1	6	86	0.1%
Government:
United States	405	5	31	379	0.4%
Foreign	348	17	47	318	0.3%
Hybrid and redeemable preferred securities	364	25	30	359	0.4%
Total fixed maturity AFS securities	111,685	1,069	13,018	99,736	100.0%
Trading Securities (2)	3,833	44	379	3,498
Equity Securities	383	104	60	427
Total fixed maturity AFS, trading and equity securities	$115,901	$1,217	$13,457	$103,661

(1)Represents amortized cost, net of the allowance for credit losses.

(2)Certain of our trading securities support our reinsurance funds withheld and modified coinsurance agreements and the investment results are passed directly to the reinsurers. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2022 Form 10-K/A for further details.

Fixed Maturity AFS Securities

In accordance with the fixed maturity AFS accounting guidance, we reflect stockholders’ equity as if unrealized gains and losses were actually recognized and consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to future contract benefits, policyholder account balances and deferred income taxes. Adjustments to each of these balances are charged or credited to accumulated other comprehensive income (loss) (“AOCI”). For instance, deferred income tax balances are adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of March 31, 2023			As of December 31, 2022
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$64,244	$58,767	57.7%	$63,741	$56,892	57.0%
2	BBB	43,664	39,775	39.0%	44,103	39,230	39.4%
Total investment grade securities		107,908	98,542	96.7%	107,844	96,122	96.4%

Below Investment Grade Securities
3	BB	1,900	1,777	1.7%	2,101	1,938	1.9%
4	B	1,591	1,537	1.5%	1,679	1,620	1.6%
5	CCC and lower	70	63	0.1%	59	53	0.1%
6	In or near default	20	17	0.0%	2	3	0.0%
Total below investment grade securities		3,581	3,394	3.3%	3,841	3,614	3.6%
Total fixed maturity AFS securities		$111,489	$101,936	100.0%	$111,685	$99,736	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.2%	3.3%		3.4%	3.6%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of March 31, 2023.

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

As of March 31, 2023, and December 31, 2022, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of March 31, 2023, decreased by $1.9 billion since December 31, 2022. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of March 31, 2023, did not require an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(17) million and $(1) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three months ended March 31, 2023 and 2022, respectively. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 1, 4 and 16 herein.

As reported on the Consolidated Balance Sheets, we had $140.4 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $138.0 billion as of March 31, 2023. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $21.1 billion as of March 31, 2023, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of March 31, 2023, and December 31, 2022, the estimated fair value for all private placement securities was $19.5 billion and $19.0 billion, respectively, representing 15% and 14% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2022 Form 10-K/A for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $187 million and represented less than 1% of our total investment portfolio as of March 31, 2023. Fixed maturity AFS securities represented $179 million, or 96%, and trading securities represented $8 million, or 4%, of the subprime exposure as of March 31, 2023. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2023:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$1,852	$1,681	$196	$190	$63	$68	$106	$111	$2,217	$2,050
ABS home equity	1	1	18	18	16	24	156	172	191	215
Total by type (2)(3)	$1,853	$1,682	$214	$208	$79	$92	$262	$283	$2,408	$2,265

Rating
AAA	$1,479	$1,344	$112	$108	$-	$-	$5	$5	$1,596	$1,457
AA	368	332	8	8	4	4	4	4	384	348
A	6	6	1	-	-	-	8	7	15	13
BBB	-	-	31	28	4	5	6	5	41	38
BB and below	-	-	62	64	71	83	239	262	372	409
Total by rating (2)(3)(4)	$1,853	$1,682	$214	$208	$79	$92	$262	$283	$2,408	$2,265

Origination Year
2013 and prior	$440	$432	$83	$83	$79	$92	$262	$283	$864	$890
2014	50	47	-	-	-	-	-	-	50	47
2015	146	132	15	14	-	-	-	-	161	146
2016	460	398	-	-	-	-	-	-	460	398
2017	215	194	-	-	-	-	-	-	215	194
2018	179	168	-	-	-	-	-	-	179	168
2019	159	135	-	-	-	-	-	-	159	135
2020	66	55	3	3	-	-	-	-	69	58
2021	88	72	33	29	-	-	-	-	121	101
2022	50	49	69	68	-	-	-	-	119	117
2023	-	-	11	11	-	-	-	-	11	11
Total by origination
year (2)(3)	$1,853	$1,682	$214	$208	$79	$92	$262	$283	$2,408	$2,265

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.2%	2.2%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.5%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $99 million and $104 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $116 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $116 million in trading securities consisted of $106 million prime, $1 million Alt-A and $9 million subprime.

(3)Does not include the fair value of trading securities totaling $101 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $101 million in trading securities consisted of $92 million prime, $1 million Alt-A and $8 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2023:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,827	$1,606	$78	$65	$1,905	$1,671

Rating
AAA	$1,310	$1,176	$21	$19	$1,331	$1,195
AA	517	430	53	42	570	472
A	-	-	4	4	4	4
Total by rating (1)(2)(3)	$1,827	$1,606	$78	$65	$1,905	$1,671

Origination Year
2013 and prior	$28	$28	$11	$10	$39	$38
2014	15	14	-	-	15	14
2015	27	26	-	-	27	26
2016	111	101	4	4	115	105
2017	350	322	-	-	350	322
2018	201	188	-	-	201	188
2019	355	315	-	-	355	315
2020	258	206	5	5	263	211
2021	246	191	40	30	286	221
2022	205	185	14	12	219	197
2023	31	30	4	4	35	34
Total by origination year (1)(2)	$1,827	$1,606	$78	$65	$1,905	$1,671

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.7%	1.6%

(1)Does not include the amortized cost of trading securities totaling $160 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $160 million in trading securities consisted of $120 million of multiple property CMBS and $40 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $135 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $135 million in trading securities consisted of $99 million of multiple property CMBS and $36 million of single property CMBS.

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

As of March 31, 2023, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $298 million and $289 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of March 31, 2023, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Healthcare	$5,967	6.5%	$1,083	9.8%	$4,884	6.0%
Electric	7,790	8.5%	1,033	9.3%	6,757	8.4%
ABS	10,955	11.9%	768	6.9%	10,187	12.6%
Banking	6,768	7.4%	702	6.3%	6,066	7.5%
Technology	5,022	5.5%	572	5.2%	4,450	5.5%
Food and beverage	4,101	4.5%	499	4.5%	3,602	4.5%
Local authorities	2,408	2.6%	411	3.7%	1,997	2.5%
Industrial – other	2,152	2.3%	378	3.4%	1,774	2.2%
Diversified manufacturing	2,658	2.9%	320	2.9%	2,338	2.9%
Brokerage asset management	1,935	2.1%	284	2.6%	1,651	2.0%
Natural gas	1,757	1.9%	269	2.4%	1,488	1.8%
Chemicals	2,165	2.4%	255	2.3%	1,910	2.4%
Pharmaceuticals	2,338	2.5%	245	2.2%	2,093	2.6%
Retail	1,876	2.0%	236	2.1%	1,640	2.0%
Non-agency CMBS	1,810	2.0%	235	2.1%	1,575	1.9%
Life insurance	1,579	1.7%	231	2.1%	1,348	1.7%
Transportation services	2,245	2.4%	226	2.0%	2,019	2.5%
Property and casualty	1,753	1.9%	220	2.0%	1,533	1.9%
Midstream	1,690	1.8%	179	1.6%	1,511	1.9%
Utility – other	1,116	1.2%	167	1.5%	949	1.2%
Aerospace and defense	1,350	1.5%	159	1.4%	1,191	1.5%
Automotive	1,481	1.6%	144	1.3%	1,337	1.7%
Consumer products	1,203	1.3%	141	1.3%	1,062	1.3%
Wirelines	1,059	1.2%	140	1.3%	919	1.1%
Government sponsored	566	0.6%	126	1.1%	440	0.5%
Railroads	884	1.0%	120	1.1%	764	0.9%
Wireless	819	0.9%	115	1.0%	704	0.9%
Integrated	875	1.0%	108	1.0%	767	0.9%
Other real estate investment trust	755	0.8%	103	0.9%	652	0.8%
Industries with unrealized losses
less than $100 million	14,850	16.1%	1,622	14.7%	13,228	16.4%
Total by industry	$91,927	100.0%	$11,091	100.0%	$80,836	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	82.5%		100.0%		79.3%

As of March 31, 2023, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $54 million and $48 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2023
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,975	$1,405	$18,380	99.7%
Delinquent (1)	19	16	35	0.2%
Foreclosure (2)	-	15	15	0.1%
Total mortgage loans on real estate before allowance	16,994	1,436	18,430	100.0%
Allowance for credit losses	(83)	(20)	(103)
Total mortgage loans on real estate	$16,911	$1,416	$18,327

	As of December 31, 2022
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,987	$1,379	$18,366	99.8%
Delinquent (1)	-	13	13	0.1%
Foreclosure (2)	-	21	21	0.1%
Total mortgage loans on real estate before allowance	16,987	1,413	18,400	100.0%
Allowance for credit losses	(84)	(15)	(99)
Total mortgage loans on real estate	$16,903	$1,398	$18,301

(1)As of March 31, 2023, 1 commercial mortgage loan and 38 residential mortgage loans were delinquent. As of December 31, 2022, no commercial mortgage loans and 24 residential mortgage loans were delinquent.

(2)As of March 31, 2023, no commercial mortgage loans and 36 residential mortgage loans were in foreclosure. As of December 31, 2022, no commercial mortgage loans and 49 residential mortgage loans were in foreclosure.

As of March 31, 2023, there were 3 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of less than $1 million and 47 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $19 million. As of December 31, 2022, there were 2 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of less than $1 million and 37 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $16 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent, excluding foreclosures, as of March 31, 2023, and December 31, 2022, was $19 million and less than $1 million, respectively. The total outstanding principal and interest on residential mortgage loans on real estate that were three or more payments delinquent, excluding foreclosures, as of March 31, 2023, and December 31, 2022, was $16 million and $13 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
Segment
Life Insurance	$3,504	$3,536
Annuities	7,088	7,008
Group Protection	1,412	1,417
Retirement Plan Services	4,239	4,253
Other Operations	2,084	2,087
Total mortgage loans on real estate	$18,327	$18,301

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of March 31, 2023			As of March 31, 2023
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,417	32.1%	CA	$4,676	27.7%
Industrial	4,159	24.6%	TX	1,556	9.2%
Office building	3,568	21.1%	NY	1,002	5.9%
Retail	2,575	15.2%	PA	861	5.1%
Other commercial	762	4.5%	FL	782	4.6%
Hotel/motel	227	1.3%	MD	698	4.1%
Mixed use	203	1.2%	WA	651	3.8%
Total	$16,911	100.0%	AZ	626	3.7%
Geographic Region			GA	609	3.6%
Pacific	5,653	33.5%	TN	561	3.3%
South Atlantic	3,401	20.1%	OH	419	2.5%
Middle Atlantic	2,177	12.9%	VA	409	2.4%
West South Central	1,701	10.1%	NC	398	2.4%
Mountain	1,238	7.3%	WI	355	2.1%
East North Central	1,205	7.1%	OR	326	1.9%
East South Central	683	4.0%	NJ	314	1.9%
West North Central	457	2.7%	SC	304	1.8%
New England	363	2.1%	Non U.S.	33	0.2%
Non U.S.	33	0.2%	All other states	2,331	13.8%
Total	$16,911	100.0%	Total	$16,911	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of March 31, 2023
	Commercial	Residential	Total	%
Principal Repayment Year
2023	$638	$13	$651	3.5%
2024	997	18	1,015	5.5%
2025	1,039	19	1,058	5.7%
2026	1,428	20	1,448	7.9%
2027	1,723	22	1,745	9.5%
2028 and thereafter	11,202	1,308	12,510	67.9%
Total	$17,027	$1,400	$18,427	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Life Insurance	$46	$54
Annuities	3	7
Group Protection	2	4
Retirement Plan Services	2	4
Other Operations	-	1
Total (1)	$53	$70

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2023, and December 31, 2022, alternative investments included investments in 330 and 337 different partnerships, respectively, and the portfolio represented approximately 2% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Non-Income Producing Investments

As of March 31, 2023, and December 31, 2022, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $66 million and $11 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Net Investment Income
Fixed maturity AFS securities	$1,205	$1,057
Trading securities	44	42
Equity securities	3	3
Mortgage loans on real estate	180	169
Policy loans	27	25
Cash and invested cash	26	-
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	3	52
Alternative investments (2)	53	70
Consent fees	1	1
Other investments	(1)	29
Investment income	1,541	1,448
Investment expense	(75)	(37)
Net investment income	$1,466	$1,411

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three
	Months Ended
	March 31,
	2023	2022
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.03%	3.80%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.01%	0.15%
Alternative investments	0.15%	0.21%
Net investment income yield on invested assets	4.19%	4.16%

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

Investment and Reinsurance-Related Realized Gain (Loss), Including GLB and GDB Hedge Instruments

Details underlying investment and reinsurance-related realized gain (loss), including GLB and GDB hedge instruments were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Components of Investment and Reinsurance-Related Realized Gain (Loss),
Including GLB and GDB Hedge Instruments, After-Tax
Changes in CECL reserve for mortgage loans on real estate	$(3)	$14
Changes in CECL reserve for reinsurance-related assets	(1)	(1)
Changes in the credit loss allowance for fixed maturity AFS securities	(14)	(1)
Total credit loss adjustments	(18)	12
Changes in investment and reinsurance-related embedded derivatives	(136)	(11)
Investment and reinsurance-related realized gain (loss)	(154)	1
Changes in fair value of GLB and GDB hedge instruments,
net of hedge allowance	(377)	58
Total investment and reinsurance-related realized gain (loss),
including GLB and GDB hedge instruments, after-tax	$(531)	$59

Comparison of Three Months Ended March 31, 2023 to 2022

We had realized losses compared to realized gains due primarily to the following:

•Unfavorable changes in fair value of GLB and GDB hedge instruments driven by the impact of more volatile capital markets.

•Losses related to changes in investments and reinsurance-related embedded derivatives due primarily to changes in fair value of certain derivative investments driven by the impact of equity markets, and realized losses of fixed maturity AFS securities within the banking sector.

•Increase in the CECL reserve for mortgage loans on real estate in 2023 compared to a decrease in 2022.

•Increases in the credit loss allowance for fixed maturity AFS securities.

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

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K/A and “Forward-Looking Statements – Cautionary Language” above.

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and contract holder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(774) million and $476 million for the three months ended March 31, 2023 and 2022, respectively.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Dividends from Subsidiaries
LNL	$105	$25
Lincoln Investment Management Company	-	16
Lincoln National Reinsurance Company (Barbados) Limited	100	85
Total dividends from subsidiaries	$205	$126

Interest from Subsidiaries
Interest on inter-company notes	$36	$29

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, insurance of preferred stock, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” in our 2022 Form 10-K/A for the holding company cash flow statement. For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends” in our 2022 Form 10-K/A.

Subsidiaries’ Capital

Our insurance subsidiaries must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of the capital adequacy of our insurance subsidiaries. The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, as a reduction in our insurance subsidiaries’ surplus will affect their RBC ratios and dividend-paying capacity. For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2022 Form 10-K/A.

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. Our term products and UL products containing secondary guarantees require reserves calculated pursuant to Actuarial Guideline XXXVIII (“AG38”). Our insurance subsidiaries employ strategies to reduce the strain caused by AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of March 31, 2023, was $1.8 billion of long-dated LOCs issued to support inter-company reinsurance agreements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 12 in our 2022 Form 10-K/A. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.9 billion to finance a portion of the excess reserves as of March 31, 2023; of this amount, $3.1 billion involve exposure to VIEs. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 3 in our 2022 Form 10-K/A. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries’ cede a portion of the guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through inter-company reinsurance agreements. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative instruments hedging these reserves. The capital markets environment in 2022 led to market volatility and increased hedge breakage that has impacted capital in LNBAR. In December 2022, LNC issued a $500 million long-term note to a non-affiliated variable interest entity in exchange for a corporate bond AFS security of like principal and duration. LNC contributed the security to LNBAR to address asset value volatility based on market conditions. In the first quarter of 2023, the terms of the transaction were amended to increase the note and corresponding bond to $1.0 billion. There are no impacts to the LNC

Consolidated Balance Sheets based on the set-off right provided in the transaction. For more information, see Note 3 in our 2022 Form 10-K/A.

We also use long-dated LOCs or other capital market solutions to reduce the potential strain caused by temporary mismatches between movements in the statutory reserves and derivative instruments for variable annuity guaranteed benefit riders reinsured to LNBAR. Included in the LOCs issued as of March 31, 2023, was $160 million of long-dated LOCs issued to support inter-company reinsurance agreements for variable annuity guaranteed benefit riders. For information on the LOCs, see the credit facilities table in Note 12 in our Form 10-K/A.

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

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of our life insurance subsidiaries. On May 2, 2023, we entered into a reinsurance agreement with Fortitude Re designed to improve the capital efficiency of our Life Insurance and Annuities business segments. For more information, see Note 18.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the three months ended March 31, 2023, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$500	$-	$-	$-	$-	$500

Long-Term Debt
Senior notes	$4,497	$-	$-	$21	$(2)	$4,516
Term loans	250	-	-	-	-	250
Subordinated notes (3)	995	-	-	-	-	995
Capital securities (3)	213	-	-	-	-	213
Total long-term debt	$5,955	$-	$-	$21	$(2)	$5,974

(1)Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)As of March 31, 2023, consisted of $500 million principal amount of our 4.00% Senior Notes due September 1, 2023.

(3)To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the subordinated notes and capital securities.

LNC made interest payments to service debt of $82 million and $70 million for the three months ended March 31, 2023 and 2022, respectively.

For additional information about our short-term and long-term debt and our credit facilities, see Note 12 in our 2022 Form 10-K/A.

Preferred Stock

In November 2022, we raised approximately $1 billion through the issuance of preferred stock, $780 million of which was contributed to LNL in the fourth quarter of 2022 to strengthen LNL’s statutory capital. We intend to use the remaining proceeds to fund part of the repayment upon maturity of our 4.00% Senior Notes due September 1, 2023. On February 8, 2023, we declared a semi-annual dividend of $635.9375 per share on our Series C Preferred Stock, represented by the Series C Depositary Shares, and a quarterly dividend of $618.75 per share on our Series D Preferred Stock, represented by the Series D Depositary Shares, for a total of $25 million. The dividends were paid on March 1, 2023, to holders of record as of February 18, 2023. For additional information, see Note 14.

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of $5 million and zero for the three months ended March 31, 2023 and 2022, respectively.

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2023	2022
Dividends to common stockholders	$76	$80
Repurchase of common stock	-	400
Total cash returned to common stockholders	$76	$480

Number of shares repurchased	-	5.8

Alternative Sources of Liquidity

Inter-Company Cash Management Program

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans between LNC and participating subsidiaries that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. As of March 31, 2023, the holding company had a net outstanding receivable (payable) of $193 million from (to) certain subsidiaries resulting from loans made by subsidiaries in excess of amounts placed (borrowed) by the holding company and subsidiaries in the inter-company cash management account. Any change in holding company cash management program balances is offset by the immediate and equal change in holding company cash and invested cash. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of March 31, 2023, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 12 in our 2022 Form 10-K/A.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2023, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $6.6 billion. As of March 31, 2023, LNL had outstanding borrowings of $3.0 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2023, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of March 31, 2023, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $296 million. In addition, our insurance and reinsurance subsidiaries had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of March 31, 2023. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2023, we were in a net collateral payable position of $3.4 billion compared to $3.1 billion as of December 31, 2022. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2022 Form 10-K/A to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2022 Form 10-K/A for information on our financial strength ratings.

Credit Ratings

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Ratings” in our 2022 Form 10-K for information on our credit ratings.

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of BBB+/Baa1 (S&P/Moody’s) as of March 31, 2023. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2022 Form 10-K/A for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. The MD&A included in our 2022 Form 10-K/A contains a detailed discussion of our quantitative and qualitative disclosures about market risk. Set forth below is a material update to the disclosure contained in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K/A, which should be read in conjunction with that disclosure.

Market Risk Related to Certain Variable Annuity and Fixed Indexed Annuity Products

Our variable annuity and fixed indexed annuity contracts are exposed to market risks related to changes in the assumptions used in the original pricing of these products, including equity market, interest rate, and non-market actuarial assumptions. For additional information, see Note 8. We manage our exposure to market risks created by these fluctuations through a combination of product design elements and our hedge program. In addition, we utilize reinsurance to mitigate risk. For additional information, see Note 8 and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” in our 2022 Form 10-K/A. Certain variable annuity GLB and GDB riders are accounted for as MRBs and recorded at fair value. For more information on the market risk sensitivities associated with MRBs, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Market Risk Benefits.”

Item 4. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period required by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2023, as a result of the material weakness disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on March 30, 2023.

Remediation Plan for Previously Reported Material Weakness

Since identifying the material weakness related to management’s review controls over significant reinsurance transactions, management has taken the following steps towards remediating the material weakness:

•The formation of a technical review committee comprising cross-functional accounting, business, legal, and risk personnel that is in place and operating with a dedicated charter in overseeing the technical accounting and reporting implications of complex significant transactions;

•The establishment of protocols that are in place and operating, enabling the involvement of external subject matter experts providing support and insights to management from third party firms;

•Formalization of the documentation and review of key considerations and critical decision matters resulting from significant reinsurance transactions by the aforementioned technical review committee; and

•Communication across the organization to reinforce the steps taken to strengthen the control environment related to significant reinsurance transactions.

Our management has monitored the effectiveness of these and other processes, procedures and controls and these controls have functioned or are functioning now as part of the reinsurance transaction with Fortitude Re described in Note 18 and announced on May 2, 2023. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are on track with our plan to complete our testing procedures and complete remediation of this material weakness prior to the end of 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, the Company implemented internal controls associated with new processes supporting the adoption of Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”), which the Company adopted on January 1, 2023, using a modified retrospective method. For additional information, see Note 3. There were no material changes to our internal controls over financial reporting due to the adoption ASU 2018-12.

Except for the implementation of the remediation steps described above, there have not been any material changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to In re: Lincoln National COI Litigation, previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 (“2022 Form 10-K/A”). On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms.

Reference is made to In re: Lincoln National 2017 COI Rate Litigation, previously disclosed in our 2022 Form 10-K/A. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms.

Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Northern District of Indiana, Fort Wayne Division, Case No. 1:23-cv-00171(“Brighton”), is a civil action filed on April 20, 2023. Plaintiffs purport to own universal life insurance policies originally issued by Jefferson-Pilot (now The Lincoln National Life Insurance Company (“LNL”)). Plaintiffs allege that LNL breached the terms of policyholders’ contracts and converted property when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter. As we have previously disclosed, LNL and LNC reached a provisional class settlement agreement (the “Settlement”) with the plaintiffs in In re Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, 2:16-cv-06605, and in In re Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, 2:17-cv-04150. The policies at issue in Brighton are “Class Policies” under the terms of the Settlement. A motion for preliminary approval of the Settlement was filed with the court on March 24, 2023, and remains pending. If the Settlement is approved by the court, the policies at issue in Brighton will not be “Final Settlement Class Policies” under the terms of the Settlement.

Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, filed in the District Court of the 14th Judicial District of Dallas County, Texas, No. DC-23-02492, is a putative class action that was filed on February 22, 2023. Plaintiffs Henry Morgan, Susan Smith, Charles Smith, Laura Seale, Terri Cogburn, Laura Baesel, Kathleen Walton, Terry Warner, and Toni Hale (“Plaintiffs”) allege on behalf of a putative class that Lincoln National Corporation d/b/a Lincoln Financial Group, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (together, “Lincoln”), FMR, LLC, and Fidelity Product Services, LLC (“Fidelity”) created and marketed misleading and deceptive insurance products with attributes of investment products.  The putative class comprises all individuals and entities who purchased Lincoln OptiBlend products that allocated account monies to the 1-Year Fidelity AIM Dividend Participation Account, between January 1, 2020, to December 31, 2022. Plaintiffs assert the following claims individually and on behalf of the class, (1) violations of the Texas Deceptive Trade Practices Act against Lincoln; (2) common-law fraud against Lincoln; (3) negligent misrepresentation against Lincoln and Fidelity; and (4) aiding and abetting fraud against Fidelity. Plaintiffs allege they suffered damages from “a missed investment return of approximately 5-6%” and mitigation damages.  They seek actual, consequential and punitive damages, as well as pre-judgment and post-judgment interest, attorney’s fees, and litigation costs. On March 31, 2023, the Lincoln defendants filed a notice of removal removing the action from the 14th Judicial District of Dallas County, Texas, to the United States District Court for the Northern District of Texas, Dallas Division. We are vigorously defending this matter.

See Note 13 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K/A. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended March 31, 2023 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
1/1/23 – 1/31/23	-	$-	-	$714

2/1/23 – 2/28/23	-	-	-	714

3/1/23 – 3/31/23	-	-	-	714

(1)On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion.  As of March 31, 2023, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 129, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2023

10.1

Lincoln National Corporation Executive Officer Cash Severance Policy, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (file No. 1-6028) filed with the Securities and Exchange Commission on February 21, 2023.*

10.2	Separation Agreement and General Release, dated February 10, 2023, between Lincoln National Corporation and Randal J. Freitag.*^
10.3	Form of Nonqualified Stock Option (“Option”) Agreement for Chief Executive Officer (“CEO”) (effective February 2023).*
10.4	Form of Long-Term Incentive Award Program Performance Cycle (“PSA”) Agreement for CEO (effective February 2023).*
10.5	Form of Restricted Stock Unit (“RSU”) Award Agreement for CEO (effective February 2023).*
10.6	Form of Option Agreement for Chief Information Officer, Kenneth S. Solon (“CIO”) (effective February 2023).*
10.7	Form of PSA Agreement for CIO (effective February 2023).*
10.8	Form of RSU Award Agreement for CIO (effective February 2023).*
10.9	Form of Option Agreement for Senior Management Committee (“SMC”) (executives other than CEO and CIO who joined SMC prior to 2022) (effective February 2023).*
10.10	Form of PSA Agreement for SMC (executives other than CEO and CIO who joined SMC prior to 2022) (effective February 2023).*
10.11	Form of RSU Award Agreement for SMC (executives other than CEO and CIO who joined SMC prior to 2022) (effective February 2023).*
10.12	Form of Option Agreement for SMC (executives who joined SMC in or after 2022) (effective February 2023).*
10.13	Form of PSA Agreement for SMC (executives who joined SMC in or after 2022) (effective February 2023).*
10.14	Form of RSU Award Agreement for SMC (executives who joined SMC in or after 2022) (effective February 2023).*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*This exhibit is a management contract or compensatory plan or arrangement.

^Schedules (or similar attachments) to this agreement have been omitted pursuant to Item 601(a) of Regulation S-K. LNC will furnish supplementally a copy of the schedules to the SEC, upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

	By:	/s/ Christopher Neczypor
Christopher Neczypor Executive Vice President and Chief Financial Officer

	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President and Chief Accounting Officer
Dated: May 10, 2023